Form 10-K
period 1993-12-31
STERLING FINANCIAL CORP /PA/
filed 1994-03-28
CIK 811671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
              WASHINGTON, D.C.  20549

(Mark One)           FORM 10-K

   X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1993
                          OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from ________________ to _______________

Commission file number   0-16276

                           STERLING FINANCIAL CORPORATION
                  (Exact name of registrant as specified in its charter)
         Pennsylvania                               23-2449551
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                 Identification No.)

525 Greenfield Road, P.O. Box 10608
Lancaster, Pennsylvania                             17605-0608
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code   (717) 295-7551
Securities registered pursuant to Section 12(b) of the Act: None
        Securities registered pursuant to Section 12(g) of the Act:
      Common Stock, Par Value $5.00 Per Share
                 (Title of class)
Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.Yes  X   No


The aggregate market value of the voting stock held by non-affiliates of the Registrant at February 28, 1994 was approximately $100,314,638.

The number of shares of Registrant's Common Stock outstanding on February 28, 1994 was 2,900,746.

Documents Incorporated by Reference
    Portions of the Proxy Statement of Registrant dated March 31, 1994 are incorporated by reference into Part III of this report.

          Sterling Financial Corporation
                 Table of Contents

                                                                   Page
    Part I

     Item 1.  Business.............................................  1

     Item 2.  Properties........................................... 12

     Item 3.  Legal Proceedings.................................... 12

     Item 4.  Submission of Matters to a Vote of Security Holders.. 12

    Part II

     Item 5.  Market for the Registrant's Common Equity and
              Related Stockholder Matters.......................... 15

     Item 6.  Selected Financial Data.............................. 16

     Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.................. 17

     Item 8.  Financial Statements and Supplementary Data.......... 39

     Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.................. 72

   Part III

     Item 10. Directors and Executive Officers of the Registrant... 72

     Item 11. Executive Compensation............................... 72

     Item 12. Security Ownership of Certain Beneficial Owners and
              Management........................................... 72

     Item 13. Certain Relationships and Related Transactions....... 72

   Part IV

     Item 14. Exhibits, Financial Statement Schedules and Reports
              on Form 8-K.......................................... 72

   Signatures...................................................... 74

                      PART I

Item 1 - Business

          Sterling Financial Corporation

     Sterling Financial Corporation (the "Corporation") is a Pennsylvania business corporation, based in Lancaster, Pennsylvania, which was organized on February 23, 1987 and became a bank holding company through the acquisition of all the outstanding stock of The First National Bank of Lancaster County, now by change of name, Bank of Lancaster County, N.A., on June 30, 1987.

     In addition, Sterling Financial Corporation also owns all of the outstanding stock of a non-bank subsidiary, Sterling Mortgage Services, Inc. Sterling Mortgage Services, Inc. is a mortgage service company formed by Sterling Financial Corporation as a wholly owned subsidiary. Approval was received September 13, 1988, pursuant to Section 4 of the Bank Holding Company Act for Sterling Financial Corporation to operate Sterling Mortgage Services, Inc. as a mortgage service company. This information was reported in Form 10-Q dated November 10, 1988. However, during the third quarter of 1989, Sterling Financial Corporation took action to shutdown the mortgage company subsidiary and presently it is considered inactive. This information was reported in Form 10-Q dated November 10, 1989.

     Sterling Financial Corporation provides a wide variety of commercial banking and trust services through the foregoing wholly owned subsidiary, Bank of Lancaster County, N.A.

     The principal source of operating funds for the Corporation is dividends provided by the Bank of Lancaster County, N.A. The Corporation's expenses consist principally of operating expenses. Dividends paid to stockholder's are, in general, primarily obtained by the Corporation from dividends declared and paid to it by Bank of Lancaster County, N.A.

     As a bank holding company, Sterling Financial Corporation is registered with the Federal Reserve Board in accordance with the requirements of the Federal Bank Holding Company Act and is subject to regulation by the Federal Reserve Board and by the Pennsylvania
Department of Banking.


             Bank of Lancaster County

     Bank of Lancaster County, N.A., a full service commercial bank operating under charter from the Comptroller of the Currency, was organized in 1863. On July 29, 1863, authorization was given by the Comptroller of the Currency to The First National Bank of Strasburg to commence the business of banking. On September 1, 1980, the title of this association was changed to The First National Bank of Lancaster County and at the time of the holding company reorganization, June 30, 1987, the bank name was changed to its present name, Bank of Lancaster County, N.A. At December 31, 1993, the bank had total assets of $587,883,000 and total deposits of $506,131,000.

     The main office of the Association is located at 1 East Main
Street, Strasburg, Pennsylvania. In addition to its main office, the Bank had eighteen (18) branches in Lancaster County and one (1) branch in Chester County in operation at December 31, 1993.

     Bank of Lancaster County provides a full range of banking services. These include demand, savings and time deposit services, NOW (Negotiable Order of Withdrawal) accounts, money market accounts, safe deposit boxes, VISA credit card, and a full spectrum of personal and commercial lending activities. The Bank maintains correspondent relationships with
<\PAGE>
major banks in New York and Philadelphia. Through these correspondent relationships, the Bank can offer a variety of collection and international services.

     With the installation of three automated teller machines (ATMs) in April of 1983, Bank of Lancaster County was the first financial institution in Lancaster County to join the MAC (Money Access Center) Network. Presently the Bank has 16 ATMs in Lancaster County. The Bank became a participating member of the Plus System in the Fall of 1984. This membership entitles our MAC/Plus cardholders to have access to a nationwide network of over 80,000 ATMs.

     The Bank introduced Discount Brokerage Service in July, 1983. This service is offered in coordination with Trade Saver, Inc., a subsidiary of PNC Bank Corporation of Philadelphia, Pennsylvania and meets the needs of the commission-conscious, independent-minded investor. In 1992 we began offering mutual funds to customers. We believe these services are important additions to our product line and make a statement about our aggressive attitude in providing financial services for the future.

     The Bank was given permission to open a Trust Department by the Comptroller of the Currency on May 10, 1971. The Trust Department provides personal and corporate trust services. These include estate planning, administration of estates and the management of living and testamentary trusts and investment management services. Other services available are pension and profit sharing trusts and self-employed retirement trusts. Trust Department assets totaled over $126 million at December 31, 1993.

     On January 31, 1983, Bank of Lancaster County purchased Town & Country, Inc. which is a vehicle and equipment leasing company operating in Pennsylvania and other states. Its principal office is located at 640 East Oregon Road, Lancaster, PA. Town & Country, Inc. employs thirty (30) people.

     Bank of Lancaster County's principal market area is Lancaster County, which continues to be one of the fastest growing counties in Pennsylvania. Lancaster County is now the sixth largest county in Pennsylvania, behind Philadelphia, Allegheny, Montgomery, Delaware and Bucks. Lancaster County, with an area of 946 square miles has a population of approximately 430,000. The county's tradition of economic stability has continued, with agriculture, industry and tourism all contributing to the overall strength of the economy.

     One of the best agricultural areas in the nation, Lancaster County ranks first among Pennsylvania counties and one of the top 20 farm markets in the country. Lancaster County is also one of the leading industrial areas in the state. The county is considered a prime location for manufacturing, away from congested areas, yet close to major east coast markets. Diversification of industry helps to maintain the economic stability of the county. The unemployment rate of the county in December 1993 was 4.5% which was lower than the state (6.3%) and national (6.4%) levels. Lancaster County, with its many historic sites, well-kept farmlands and the large Amish community has become very attractive to tourists and is one of the top tourist attractions in the U.S.

     The Bank and its subsidiaries are subject to intense competition in all respects and areas of their business from banks and other financial institutions, including savings and loan associations, finance companies, credit unions and other providers of financial services. There are 15 full-service commercial banks with offices in Lancaster County with some of these banks having branches located throughout the County. The banks range in asset size from approximately $112 million to over $29 billion. Of these banks, eight (8) exceed $700 million in assets and seven (7) of the eight (8) exceed $1.3 billion in total assets. Four (4) banks in our trade area exceed $3.8 billion. Several
banks are part of bank holding companies. One bank is part of a bank holding company that has assets in excess of $36 billion while another bank is part of a bank holding company that has over $23 billion in assets. Due to our location, we are in direct competition with the larger banks as well as a number of smaller banks. As of December 31, 1993, the Bank ranked, as measured by total deposits, as the fourth largest in county market share of the banks doing business in Lancaster County. The Bank is not, however, the fourth largest bank in Lancaster County. As of December 31, 1993, the Bank had total assets of over $587 million and ranked ninth on this basis among the commercial banks with offices located in Lancaster County.

     There has not been a material portion of the Bank's deposits obtained from a single person or a few persons, including federal, state or local governments and agencies thereunder and the loss of any single or any few customers would not have a materially adverse effect on the business of the bank.

     The Bank has no significant foreign sources or applications of funds.

     As of December 31, 1993, there were 342 persons employed by Bank of Lancaster County-263 full-time and 79 part-time. These figures listed do not include employees of Town & Country, Inc. which are listed elsewhere in this report.

     Bank of Lancaster County, N.A. is subject to regulation and periodic examination by the Comptroller of the Currency. Its deposits are insured by the Federal Deposit Insurance Corporation as provided by law.

Item 2 - Properties

     Bank of Lancaster County, N.A., in addition to its main office, had at December 31, 1993, a branch network of 19 offices and 2 off-site electronic MAC/ATM installations. All branches are located in Lancaster County with the exception of one office which is located in Chester County. Branches at 7 locations are occupied under leases and at three branches, Bank of Lancaster County owns the building, but leases the land. One off-site MAC/ATM installation is occupied under lease.

     The Administrative Service Center of Bank of Lancaster County, N.A. is owned in fee by the bank, free and clear of encumbrances.

     The building occupied by Town & Country, Inc., a wholly owned subsidiary of Bank of Lancaster County, N.A. is owned in fee by Town & Country, Inc., free and clear of encumbrances.

     The leases referred to above expire intermittently over the years through 2022 and most are subject to one or more renewal options.

Item 3 - Legal Proceedings

     As of December 31, 1993, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation or its subsidiaries are a party or of which any of their property is the subject.

Item 4 - Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of 1993.

                      Part II


Item 5 - Market for the Registrant's Common Equity and Related
Stockholder Matters

     The common stock of Sterling Financial Corporation is not actively traded. There are 10,000,000 shares of common stock authorized and the total number of shares outstanding as of December 31, 1993 was 2,882,920. As of December 31, 1993, the Corporation had approximately 1,969 holders of record of its common stock. There is no other class of common stock authorized or outstanding. During 1993, the price range of the common stock known to management was $31.50 to $46.00 per share. During the last quarter of 1993, prices known to management were $42.50 to $46.00 per share. The Corporation declared a three-for-two stock split in 1992. The following table reflects the bid and asked prices reported for the common stock at the end of the period indicated and the cash dividends declared on the common stock for the periods indicated. In the absence of an active market, these prices may not reflect the actual market value of Sterling Financial Corporation's stock for the periods reported.

       1993                      Bid                Ask           Dividend
   First Quarter                $35.00            $36.50            $.26
   Second Quarter                38.00             39.75             .26
   Third Quarter                 41.00             44.00             .28
   Fourth Quarter                44.50             46.00             .28

       1992                      Bid                Ask             Dividend
   First Quarter                $23.33            $26.00            $.23 1/3
   Second Quarter                24.83             26.17             .23 1/3
   Third Quarter                 28.00             30.00             .23 1/3
   Fourth Quarter                30.00             33.00             .26

     The prices used in the previous table represent bid and asked prices furnished by F.J. Morrissey & Company; Prudential Securities; Ryan, Beck & Company; or The National Quotation Bureau.

     Sterling Financial Corporation maintains a Dividend Reinvestment and Stock Purchase Plan for eligible shareholders who elect to participate in the plan. A copy of the Prospectus for this plan can be obtained by writing to: Bank of Lancaster County, N.A. Dividend
Reinvestment and Stock Purchase Plan, 25 North Duke Street, Lancaster, Pennsylvania 17602.

Item 6 - Selected Financial Data

     The following selected financial data should be read in conjunction with the Corporation's consolidated financial statements and the accompanying notes presented elsewhere herein.

                                       Summary of Operations
  Years Ended                    1993        1992        1991        1990        1989
                                 (Dollars in Thousands, except per share data)
 Interest income.............$  40,092   $  40,284   $  42,689   $  42,049   $  37,715
 Interest expense............   15,042      17,818      22,793      23,522      21,269
                                ------      ------      ------      ------      ------
 Net interest income.........   25,050      22,466      19,896      18,527      16,446
 Provision for loan losses...    2,430       2,296       1,789       1,661         691
                                ------      ------      ------      ------      ------
 Net interest income after
  provision for loan losses..   22,620      20,170      18,107      16,866      15,755
 Other income................    8,979       7,926       6,721       4,925       5,042
 Other expenses..............   21,048      18,922      16,995      14,917      14,466
                                ------      ------      ------      ------      ------
 Income before income taxes..   10,551       9,174       7,833       6,874       6,331
 Applicable income taxes.....    2,749       2,331       1,929       1,609       1,513
                                ------      ------      ------      ------      ------
 NET INCOME..................$   7,802   $   6,843   $   5,904   $   5,265   $   4,818
                                ======      ======      ======      ======      ======
 Per Common Share:*
 Net income................  $    2.72   $    2.43   $    2.12   $    1.93   $    1.79
 Dividends.................       1.08         .96         .88         .88         .73
 Book value................      17.16       15.13       13.50       12.03       10.79

 Average shares outstanding  2,864,200   2,817,651   2,775,778   2,724,985   2,693,750
 Ratios:
 Return on average assets..       1.41%       1.34%       1.25%       1.21%       1.24%
 Return on average equity..      16.90%      16.99%      16.63%      16.92%      17.77%
 Financial Condition at
 Year-End:
 Assets....................  $ 587,883   $ 544,404   $ 495,234   $ 457,886   $ 418,116
 Loans (net of unearned)...    359,365     348,529     317,730     310,830     287,426
 Deposits..................    505,680     473,184     434,523     399,823     364,229
 Stockholders' Equity**....     49,467      42,794      37,737      32,941      29,236

 Average Assets............    555,216     510,439     471,488     433,558     388,231

 *Figures prior to 1993 were retroactively restated for various stock dividends, a three-for-two stock split on November 30, 1992 and for comparative purposes.
**Stockholders' Equity prior to 1993 has been restated for the retroactive effect of
  SFAS No. 109.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion provides management's analysis of the consolidated financial condition and results of operations of Sterling Financial Corporation (the Corporation) and subsidiaries, Bank of Lancaster County, N.A. (the Bank) and its subsidiary, Town & Country, Inc. and Sterling Mortgage Services, Inc. (presently inactive). It should be read in conjunction with audited financial statements and footnotes appearing elsewhere in this report.

Results of Operations Summary

     Net income for 1993 was $7,802,000, an increase of $959,000 or 14% over the $6,843,000 earned in 1992. The results of 1992 were $939,000 or 15.9% higher than the $5,904,000 reported in 1991. Earnings per share on net income amounted to $2.72, $2.43, and $2.12 for the years
ended 1993, 1992 and 1991 respectively. Earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding which were 2,864,200, 2,817,651 and 2,775,778 for 1993, 1992 and 1991 respectively. Figures prior to 1993 were retroactively restated to reflect a three-for-two stock split in the form of a 50% stock dividend paid in 1992 and a 5% stock dividend paid in December 1993.

     Return on average total assets was 1.41% in 1993 compared with 1.34% in 1992 and 1.25% in 1991. Return on average stockholders' equity was 16.90% in 1993 compared with 16.99% in 1992 and 16.63% in 1991.

     Growth in earning assets was the primary factor contributing to the increased earnings for both 1993 and 1992. As of December 31, 1993, earning assets were approximately $522 million compared to $481 million at December 31, 1992 and $445 million at December 31, 1991. Average earning assets for 1993 increased nearly $43 million to approximately $498 million, up 9.5% from the prior year. Similarly, in 1992 average earning assets increased approximately $31 million, up 7.3% from 1991. The current year increase as well as the increase in 1992 was primarily due to increases in both loans and investments.

     Average interest-bearing liabilities increased nearly $31.5 million or 7.7% in 1993 compared to an increase of nearly $27 million, or 7% in 1992.

     The increase in average earning assets exceeded the increase in average interest-bearing liabilities in both 1993 and 1992. These increases along with lower cost of funds contributed to strong net interest margins in each period.

     Provision for loan losses increased to $2,430,000 in 1993 from $2,296,000 in 1992. The provision in 1991 was $1,789,000.

     Non-interest income increased $1,053,000 in 1993. This compares to an increase of $1,205,000 in 1992. These increases are primarily a result of mortgage banking activities.

     Non-interest expenses increased $2,126,000 or 11.2% in 1993, up slightly from the comparable period last year. The increase in 1992 over 1991 was $1,927,000 or 11.3%.

Net Interest Income

     The primary component of the Corporation's net earnings is net interest income, which is the difference between interest and fees earned on interest-earning assets and interest paid on deposits and borrowed funds. For presentation and analytical purposes, net interest income is adjusted to a taxable equivalent basis. For purposes of calculating yields on tax-exempt interest income, the taxable equivalent adjustment equates tax-exempt interest rates to taxable interest rates as noted in Table 1. Adjustments are made using a statutory federal tax rate of 34% for 1993, 1992 and 1991.

     Table 1 presents average balances, taxable equivalent interest income and expense and the yields earned or paid on these assets and liabilities. The increase in net interest income during 1993 and 1992 was due primarily to increases in average earning assets. Average earning assets increased 9.5% in 1993 and 7.3% in 1992. These increases were primarily funded with interest-bearing liabilities which increased 7.7% in 1993 and 7% in 1992.

Table 1 - Distribution of Assets, Liabilities and Stockholders' Equity
          Interest Rates and Interest Differential-Tax Equivalent Yields
                (Unaudited)

                                                     Years ended December 31,
                                     1993                      1992                     1991
                           Average           Annual  Average           Annual  Average           Annual
                           Balance  Interest  Rate   Balance  Interest  Rate   Balance  Interest  Rate
Assets                                                 (Dollars in Thousands)
Interest bearing deposits
  with banks...............$    690 $     27  3.84%  $  1,366 $     89  6.52%  $  4,820 $    351  7.28%
Federal Funds sold.........   6,234      191  3.07%     6,279      220  3.50%     7,481      422  5.64%
Investment securities:
  U.S. Treasury securities.  21,447    1,253  5.84%    16,782    1,129  6.73%     9,997      813  8.13%
  U.S. Government agencies.  21,832    1,458  6.68%    26,387    2,027  7.68%    22,634    1,963  8.67%
  State and Municipal
   securities..............  37,451    3,440  9.18%    30,271    3,041 10.05%    28,002    2,928 10.46%
  Other securities.........  52,941    3,726  7.04%    44,642    3,463  7.76%    35,534    3,056  8.60%
                           --------  ------- ------  --------  ------- ------   -------  ------- ------
Total investment securities 133,671    9,877  7.39%   118,082    9,660  8.18%    96,167    8,760  9.11%
Loans:
  Commercial............... 195,562   16,327  8.35%   172,097   15,649  9.09%   162,191   17,266 10.65%
  Consumer.................  99,761    8,878  8.90%    96,854    9,464  9.77%    89,874    9,951 11.07%
  Mortgages................  27,714    2,490  8.99%    28,932    2,767  9.56%    31,589    3,149  9.97%
  Leases...................  34,533    3,658 10.59%    31,321    3,702 11.82%    32,042    4,111 12.83%
                           --------  ------- ------  --------  ------- ------  --------  ------- ------
Total loans................ 357,570   31,353  8.77%   329,204   31,582  9.59%   315,696   34,477 10.92%
                           --------  ------- ------  --------  ------- ------  --------  ------- ------
Total earning assets....... 498,165   41,448  8.32%   454,931   41,551  9.13%   424,164   44,010 10.38%
Allowance for loan losses..  (5,984)                   (4,969)                   (3,848)
Cash and due from banks....  26,863                    24,382                    21,029
Other non-earning assets...  36,172                    36,095                    30,143
                           --------                  --------                  --------
Total non-earning assets...  57,051                    55,508                    47,324
                           -------- -------- ------  -------- -------- ------  -------- -------- ------
Total assets...............$555,216 $ 41,448  7.47%  $510,439 $ 41,551  8.14%  $471,488 $ 44,010  9.33%
                           ========================  ========================  ========================
Liabilities and Stockholders' Equity
Deposits:
  Demand deposits
   Noninterest-bearing.....$ 57,869 $      0  0.00% $  50,601 $      0  0.00%  $ 44,721 $      0  0.00%
  Demand deposits
   Interest-bearing........ 211,406    5,484  2.59%   184,959    6,207  3.36%   154,564    7,331  4.74%
  Savings deposits.........  45,302    1,222  2.70%    34,927    1,199  3.43%    27,914    1,358  4.87%
  Time deposits............ 163,497    7,085  4.33%   175,590    9,423  5.37%   186,968   12,929  6.92%
                           --------  ------- ------  --------  ------- ------  --------  ------- ------
Total deposits............. 478,074   13,791  2.88%   446,077   16,829  3.77%   414,167   21,618  5.22%

Other borrowed funds.......  20,367    1,251  6.15%    13,659      989  7.24%    12,803    1,175  9.17%
Other liabilities..........  10,613                    10,439                     9,022
Stockholders' equity.......  46,162                    40,264                    35,496
                           --------  ------- ------  --------  ------- ------  --------  ------- ------
Total liabilities and
  Stockholders' equity.....$555,216 $ 15,042  2.71%  $510,439 $ 17,818  3.49%  $471,488 $ 22,793  4.83%
                           ========================  ========================  ========================
Net interest income/
 Average total assets......         $ 26,406  4.76%           $ 23,733  4.65%           $ 21,217  4.50%
Net interest income/
 Average earning assets....         $ 26,406  5.30%           $ 23,733  5.22%           $ 21,217  5.00%

     Net interest income on a fully taxable equivalent increased by $2,673,000 in 1993 compared to an increase of $2,516,000 in 1992. Table 2 indicates that of the increase in 1993, $2,872,000 was the result of increased volumes while $199,000 of the increase was the result of overall rate decreases. Likewise, the increase in 1992 was a result of
increased volumes totaling $2,078,000 while $438,000 of the increase was a result of rate decreases.

Table 2 - Analysis of Changes in Net Interest Income

     The rate-volume variance analysis set forth in the table below, which is computed on a tax equivalent basis, analyses changes in net interest income for the periods indicated by their rate and volume components.

                               1993 Versus 1992                   1992 Versus 1991
                                             (Dollars in Thousands)
                              Increase (Decrease)                Increase (Decrease)
                              Due to Changes in                  Due to Changes in
                         Volume       Rate       Total       Volume        Rate      Total
Interest Income
Interest on deposits
   with banks.........$     (44)  $     (18)  $     (62)  $    (252)  $     (10)  $    (262)
Interest on federal
   funds sold.........       (2)        (27)        (29)        (68)       (134)       (202)
Interest on investment
   securities.........    1,275      (1,058)        217       1,997      (1,097)        900
Interest and fees on
   loans..............    2,722      (2,951)       (229)      1,475      (4,370)     (2,895)
                       ---------  ----------  ----------   ---------  ----------  ----------
Total interest income.$   3,951  $   (4,054)  $    (103)  $   3,152   $  (5,611)  $  (2,459)
                       ---------  ----------  ----------   ---------  ----------  ----------
Interest Expense
Interest on
  interest-bearing
   demand deposits....$     887  $   (1,610)  $    (723)  $   1,442   $  (2,566)  $  (1,124)
Interest on
  savings deposits....      356        (333)         23         341        (500)       (159)
Interest on
  time deposits.......     (649)     (1,689)     (2,338)       (787)     (2,719)     (3,506)
Interest on
  borrowed funds......      485        (223)        262          78        (264)       (186)
                       ---------  ----------   ---------   ---------   ---------   ---------
Total interest expense$   1,079  $   (3,855)  $  (2,776)  $   1,074   $  (6,049)  $  (4,975)
                       ---------  ----------  ----------  ----------  ----------  ----------
Net interest income...$   2,872  $     (199)  $   2,673   $   2,078   $     438   $   2,516
                       =========  ==========  ==========  ==========  ==========  ==========

     For the year 1993 compared to 1992, loan volumes, on average, increased over $28.3 million and income earned on loans decreased $229,000, tax adjusted. This compares to a volume increase of nearly $13.5 million in 1992 over 1991 with a decrease in income earned on loans amounting to $2,895,000. During both periods compared, the decrease in interest income due to lower rates exceeded the increase in interest income generated by increased volumes of loans.

     Loan demand declined in both 1993 and 1992 due primarily to a slowing economy. Consequently, the loan growth rate was not as great as previous years. However, the loan growth in 1993 was an improvement over 1992. With the decline in loan demand, the Bank increased its holdings in investment securities. The increase in investment securities, on average, was nearly $15.6 million in 1993 compared to nearly $22 million in 1992. As a result of these increased volumes, interest income increased. Table 2 indicates that of the increase in 1993, $1,275,000 was the result of increased volumes while there was a decrease of $1,058,000 due to decreases in rates resulting in a total increase of $217,000. In 1992 interest income increased $900,000.

     Interest-bearing deposits, on average, grew nearly $25 million in 1993. However, the lower cost of funds reflect a decrease in interest
expense.

Provision for Loan Losses

     The provision for loan losses charged against earnings was $2,430,000 in 1993 compared to $2,296,000 in 1992 and $1,789,000 in
1991. The provision reflects the amount deemed appropriate by management to produce an adequate reserve to meet the present and foreseeable risk characteristics of the loan portfolio. Management's judgement is based on the evaluation of individual loans and their overall risk characteristics, past loan loss experience, and other relevant factors. Net charge-offs amounted to $650,000 in 1993, $1,296,000 in 1992 and $764,000 in 1991.

     The provision for loan loss was increased during 1993 in order for the Bank to provide an adequate reserve based on the evaluation of individual loans and their current characteristics and current economic condition. The reserve accordingly was increased to 2.00% of net loans outstanding from 1.55%. Net charge-offs for the year 1994 should range between $700,000 and $1,300,000. Additions to the loan loss provision are expected to be between $800,000 and $1,400,000.

Non-Interest Income

      Non-interest income, recorded as other operating income, consists of income from fiduciary activities, service charges on deposit accounts, other service charges, commissions and fees, mortgage banking income and other income such as safe deposit box rents and income from operating leases.

     Income from fiduciary activities in the amount of $639,000 in 1993 was $43,000 or 7.2% over the $596,000 recorded in 1992. Income in 1992 was $28,000 or 5% greater than the $568,000 recorded in 1991.

     Service charges on deposit accounts increased to $1,891,000, an increase of $10,000 or .5% over 1992 service charge income of $1,881,000. The increase in 1993 income resulted primarily from a higher volume of activity on certain deposit transactions. Service charges on deposit accounts in 1992 exceeded the 1991 income of $1,654,000 by $227,000 or 13.7%.

     Other service charges, commissions and fees amounted to $1,577,000 in 1993 compared to $1,370,000 in 1992 and $1,234,000 in 1991. A major contributor to the increase in 1993 was certain fees relating to VISA operations as well as fees generated from mutual funds sales, a new product introduced in 1992.

     Income from mortgage banking activities in the amount of $2,435,000 increased $934,000 over 1992.

     Other operating income decreased $122,000 to $2,429,000 in 1993 from $2,551,000 in 1992. Other income for 1991 was $2,349,000. A major contributor to other operating income is income generated from operating leases.

     Investment securities transactions reflect a gain of $8,000 in 1993 compared to $27,000 in 1992 and $3,000 in 1991. The gains listed for these years resulted when certain securities were called at a premium. Securities had been written to par when calls were made thus generating a gain on the securities called. There were no securities sold for the periods listed.

     As a result of the above, total other operating income increased $1,053,000 in 1993 over 1992 compared to an increase of $1,205,000 in 1992 over 1991.

Non-Interest Expense

     Non-interest expense consists of salaries and employee benefits, net occupancy expense, furniture and equipment expense and other operating expenses.

     Total operating expenses for 1993 were $21,048,000 compared to $18,922,000 in 1992. This represented an increase of $2,126,000 or 11.2%. This compares to an increase of $1,927,000 or 11.3% in 1992.

     Salaries and employee benefits expense increased to $11,566,000 in 1993 or $1,212,000 (11.7%) over the $10,354,000 reported in 1992. In
1992, expenses increased $1,096,000 (11.8%) over the $9,258,000 reported in 1991. The increase in 1993 and 1992 was primarily due to increases in staff as well as increases in wages and increased costs of employee benefits.

     Beginning in 1993, Sterling adopted Financial Accounting Standards Board Standard No. 106 - Employer's Accounting for Postretirement Benefits Other than Pensions. Under SFAS No. 106, the cost of postretirement benefits other than pensions must be recognized on an accrual basis as employees perform services to earn the benefits. This is a significant change from the previous generally accepted practice of accounting for these benefits which was on a cash basis. As a result of the adoption of the Standard No. 106, an additional expense of $192,060 was required to comply with the Standard.

     Occupancy expense increased $136,000 or 11.2% to $1,355,000 in 1993 from $1,219,000 in 1992. By comparison, during 1992, there was an increase of $223,000 or 22.4%. A new branch was opened in late 1991 and one was opened in early 1992. This contributed to the increase in 1992. Two new branch facilities were added in late 1993. One of the facilities was a branch relocation.

     Furniture and equipment expenses were $1,253,000 for 1993 and $1,177,000 for 1992. This represents an increase of $76,000 or 6.5%. Reflected in this increase is an increase of depreciation expense in 1993 amounting to $39,000. Expenses in 1992 were $87,000 greater than those recorded in 1991.

     Another contributor to the increase in total other operating expenses was the increase in the assessment for FDIC insurance. The assessment for 1993 was $1,052,000 which was $68,000 or 6.9% greater than the $984,000 reported in 1992. The assessment in 1992 was $143,000 or 17% greater than the $841,000 reported in 1991. The Bank expects continued costly increases in the assessment rate as the Federal Deposit Insurance Corporation attempts to maintain the solvency of the bank insurance fund.

     Other operating expenses increased $634,000 or 12.2% in 1993 compared to an increase of $378,000, or 7.9% in 1992. The increase noted in both years is in line with rising costs associated with acquiring services covered in this category of expense. Expenses covered in this category include postage, PA Shares Tax, advertising and marketing, professional services, telephone, stationery and forms, ATM fees, Visa fees, insurance premiums and other expense categories not specifically identified on the income statement.

Income Taxes

     Income tax expense totaled $2,749,000 in 1993 compared to $2,331,000 in 1992 and $1,929,000 in 1991. These increases result from higher levels of taxable income and increased earnings each year. The Corporation's effective tax rate was 26.1% in 1993 compared with 25.4% in 1992 and 24.6% in 1991.

Financial Condition

Investment Portfolio

Table 3 - Investment Securities at Cost

     The following table shows the carrying value of Sterling Financial Corporation's investment portfolio as of the dates indicated.
Investment securities are stated at cost adjusted for amortization of premiums and accretion of discounts.

                                                    December 31,
                                            1993        1992        1991
                                               (Dollars in Thousands)
U.S. Treasury securities..............$     23,996  $   20,732   $  13,430
Obligations of other U.S. Government
  agencies and corporations...........      27,903      26,405      24,776
Obligations of states and political
  subdivisions........................      43,491      35,119      29,413
Other bonds, notes and debentures.....      48,770      44,089      39,269
                                      ------------  ----------   ---------
Subtotal..............................     144,160     126,345     106,888
Federal Reserve and corporate stock...       2,305       2,158       1,904
                                      ------------  ----------   ---------
Total.................................$    146,465  $  128,503   $ 108,792
                                      ============  ==========   =========

Table 4 - Investment Securities (Yields)

     The following table shows the maturities of debt securities at carrying value as of December 31, 1993 and weighted average yields of such securities. Yields are shown on a tax equivalent basis, assuming a 34% federal income tax rate.

                                  (Dollars to Thousands)
                                  Over 1 thru     Over 5 thru
               1 Year and less      5 Years         10 Years     Over 10 Years      Total
                 Amount  Yield   Amount  Yield   Amount  Yield   Amount  Yield  Amount   Yield
U.S. Treasury
 Securities....$  6,091  5.53% $ 17,082  5.44% $    823  6.32%  $  none     0% $ 23,996  5.49%
Obligations of
 other U.S.
 Government
 agencies and
 corporations..   5,018  6.53%   15,195  6.56%    5,779  6.55%    1,911  6.88%   27,903  6.57%
Obligations of
 states and
 political sub-
 divisions.....   2,441  9.90%   14,209  9.07%   19,413  8.38%    7,428  8.24%   43,491  8.67%
Other bonds,
 notes and
 debentures....   9,151  6.93%   38,069  6.01%    1,426  7.49%      124  5.80%   48,770  6.23%
               -------- ------ -------- ------ -------- ------  ------- ------ -------- ------
               $ 22,701  6.79% $ 84,555  6.51% $ 27,441  7.89%  $ 9,463  7.93% $144,160  6.91%
               ======== ====== ======== ====== ======== ======  ======= ====== ======== ======


Loans

Table 5 - Loan Portfolio

     The following table sets forth the composition of Sterling Financial Corporation's loan portfolio as of the dates indicated:
                                             December 31,
                              1993      1992      1991      1990      1989
                                        (Dollars in thousands)
Commercial, financial and
  agricultural.............$191,431  $172,482  $152,726  $144,837  $127,641
Real estate-construction...  10,265    16,044    12,147     9,330     7,582
Real estate-mortgage.......  22,335    30,445    31,943    35,109    39,988
Consumer................... 101,256    99,444    94,404    96,298    89,223
Lease financing (net of
  unearned income).........  35,443    32,768    31,283    31,358    29,171
                           --------  --------  --------  --------  --------
Total loans................$360,730  $351,183  $322,503  $316,932  $293,605
                           ========  ========  ========  ========  ========

Table 6 - Loan Maturity and Interest Sensitivity

     The following table sets forth the maturity and interest sensitivity of the loan portfolio as of December 31, 1993:

                                                   After one
                                         Within    but within    After
                                        one year   five years  five years    Total
                                                  (Dollars in Thousands)
Commercial, financial and agricultural..$ 114,117   $  66,757   $  10,557  $ 191,431
Real estate-construction................    9,446         819        none     10,265
                                        ---------   ---------   ---------  ---------
                                        $ 123,563   $  67,576   $  10,557  $ 201,696
                                        =========   =========   =========  =========

     Loans due after one year totaling $45,661,000 have variable interest rates. The remaining $32,472,000 in loans have fixed rates.

Table 7 - Nonaccrual, Past Due and Restructured Loans

     The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans:

                                                    December 31,
                                1993        1992        1991       1990      1989
                                               (Dollars in Thousands)
Nonaccrual loans.............$  2,960    $  4,129    $  1,414   $    631   $   585
Accruing loans, past due
  90 days or more............     522         519         409        540       299
                             --------    --------    --------   --------   -------
                             $  3,482       4,648       1,823      1,171       884
                             ========    ========    ========   ========   =======

     The general policy has been to cease accruing interest on loans when it is determined that a reasonable doubt exists as to the collectibility of additional interest. Interest income on these loans is only recognized to the extent payments are received. Loans on a nonaccrual status amounted to $2,960,000 at December 31, 1993 compared to $4,129,000 at December 31, 1992. If interest income had been recorded on all such loans for the years indicated, such interest income
would have been increased by approximately $267,295 and $293,967 for 1993 and 1992 respectively. Interest income recorded on the nonaccrual loans in 1993 and 1992 was none and $47,858 respectively. Potential problem loans are loans which are included as performing loans, but for which possible credit problems of the borrower causes management to have doubts as to the ability of such borrower to comply with present repayment terms and which may eventually result in disclosure as a non-performing loan. At December 31, 1993 there were commercial loans to two related borrowers aggregating $1.6 million which were considered as potential problem loans which were not included as nonaccrual loans.

     At December 31, 1993, there were no concentrations exceeding 10% of total loans. A concentration is defined as amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly affected by changes in economic or other conditions. There were no foreign loans outstanding at December 31, 1993.

Allowance for Loan Losses

Table 8 - Summary of Loan Loss Experience

                                        Years ended December 31,
                                1993     1992     1991     1990     1989
                                         (Dollars in Thousands)
Allowance for Loan Losses:
Beginning balance.............$ 5,400  $ 4,400  $ 3,375  $ 3,000  $ 2,651
Loans Charged off during year:
  Commercial, financial and
    agricultural..............    194      843      327    1,043       98
  Real estate mortgage........    392      201       19     none     none
  Consumer....................    290      471      420      283      278
  Lease financing.............     14       97      144       35       21
                              -------  -------  -------  -------  -------
  Total charge-offs...........    890    1,612      910    1,361      397
                              -------  -------  -------  -------  -------
Recoveries:
  Commercial, financial and
    agricultural..............    157      232       37       27       10
  Real estate mortgage........      8     none       13     none     none
  Consumer....................     63       76       58       37       33
  Lease financing.............     12        8       38       11       12
                              -------  -------  -------  -------  -------
  Total recoveries............    240      316      146       75       55
                              -------  -------  -------  -------  -------
Net loans charged off.........    650    1,296      764    1,286      342
Additions charged to
  operations..................  2,430    2,296    1,789    1,661      691
                              -------  -------  -------  -------  -------
Balance at end of period......$ 7,180  $ 5,400  $ 4,400  $ 3,375  $ 3,000
                              =======  =======  =======  =======  =======
Ratio of net loans charged
  off to average loans
  outstanding.................   .18%     .39%     .24%     .43%     .13%
Allowance for loan losses
  as a percent of loans at
  end of period...............  2.00%    1.55%    1.38%    1.09%    1.04%

     The provision for loan losses charged to operating expense reflects the amount deemed appropriate by management to produce an adequate reserve to meet the present and inherent risk to the loan portfolio. Management's judgement is based on the evaluation of individual loans and their overall risk characteristics, past loan loss experience, and other relevant factors. Management had not allocated specific portions of the allowance to specific loan categories prior to 1993. Table 9 reflects the allocation at December 31, 1993. Management regularly
monitors the creditworthiness and financial condition of its borrowers and does not anticipate any material changes in the net charge-offs in any loan category during the next full year of operations.

Table 9 - Allocation of Allowance for Loan Losses

                                              December 31, 1993
                                           (Dollars in Thousands)
      Commercial, financial and agricultural..........$  5,286
      Real estate - mortgage..........................      28
      Consumer........................................     727
      Leases..........................................     576
      Unallocated.....................................     563
                                                      --------
      Total...........................................$  7,180
                                                      ========

Deposits

Table 10 - Average Deposit Balances and Rates Paid

     The average amounts of deposits and rates paid for the years indicated, are summarized below:

                                       1993             1992           1991
                                                  (Dollars in Thousands)
                                  Amount  Rate    Amount  Rate    Amount  Rate
Demand deposits.................$ 57,869   ---  $ 50,601   ---  $ 44,721   ---
Interest-bearing demand deposits 211,406  2.59%  184,959  3.36%  154,564  4.74%
Savings deposits................  45,302  2.70%   34,927  3.43%   27,914  4.87%
Time deposits................... 163,497  4.33%  175,590  5.37%  186,968  6.92%
                                --------  ----- --------  ----- --------  -----
                                $478,074  2.88% $446,077  3.77% $414,167  5.22%
                                ========  ===== ========  ===== ========  =====

Table 11 - Deposit Maturity

     The maturities of time deposits of $100,000 or more at December 31, 1993 are summarized below:

     Three months or less..........................$  5,979,739
     Over three thru six months....................   2,836,688
     Over six thru twelve months...................   4,248,148
     Over twelve months............................   1,094,591
                                                    -----------
     Total.........................................$ 14,159,166
                                                    ===========

Capital

     Stockholders' equity increased by nearly $6.7 million or 15.6% in 1993 to $49,467,000. Total stockholders' equity at December 31, 1992 in the amount of $42,794,000 represents an increase of $5,057,000 or 13.4% over the $37,737,000 reported at December 31, 1991. Strong earnings as well as capital acquired through stock issued pursuant to a dividend reinvestment and stock purchase plan and employee stock plan generated this fine growth in stockholders' equity. Dividends declared amounted to $2,985,000, $2,575,000 and $2,245,000 for 1993, 1992 and 1991
respectively. In 1989, federal regulatory authorities approved risk-
based capital guidelines applicable to banks and bank holding companies in an effort to make regulatory capital more responsive to the risk exposure related to various categories of assets and off-balance sheet items. These new guidelines required that banking organizations meet a minimum risk-based capital by December 31, 1992 and redefine the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of capital requirements. The components of capital are called Tier 1 and Tier 2 capital. Tier 1 capital is the shareholders' equity and Tier 2 capital is the allowance for loan losses. The risk-based capital ratios are computed by dividing the components of capital by risk-weighted assets. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet items. Required minimum levels of risk-adjusted capital were phased in during the time period December 31, 1990 and December 31, 1992. During this period, the minimum for Tier 1 capital was 3.625% and the total capital ratio minimum was 7.25%. Sterling's ratios at December 31, 1992 and 1991 were above the final risk-based capital standards which had to be reached by December 31, 1992 that require Tier 1 capital of at least 4% and total capital of 8% of risk-weighted assets. The Tier 1 capital ratio at December 31, 1993 was 10.67% and the total capital ratio was 11.92%, which exceeds the minimum capital guidelines. Tier 1 capital ratio was 10.04% and the total capital ratio was 11.29% at December 31, 1992 while Tier 1 capital ratio was 9.71% and the total capital ratio was 10.84% at December 31, 1991.

Table 12 - Capital and Performance Ratios

     The following are selected ratios for the years ended December 31:

                                                1993       1992       1991
   Return on average assets...................  1.41%      1.34%      1.25%
   Return on average equity................... 16.90%     16.99%     16.63%
   Dividend payout ratio...................... 38.26%     37.64%     38.02%
   Average total equity to average assets.....  8.31%      7.89%      7.53%
   Total equity to assets at year end.........  8.41%      7.86%      7.62%
   Primary capital ratio......................  9.52%      8.77%      8.43%
   Tier 1 risk-based capital ratio............ 10.67%     10.04%      9.71%
   Total risk-based capital ratio............. 11.92%     11.29%     10.84%

Liquidity and Interest Rate Sensitivity

     Liquidity is the ability to meet the requirements of customers for loans and deposit withdrawals in the most economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost. Liquidity from asset categories is provided through cash, noninterest-bearing and interest-bearing deposits with banks, federal funds sold and marketable investment securities maturing within one year. Securities maturing within one year amounted to $22,701,000 at December 31, 1993 compared to $20,767,000 at December 31, 1992. Interest-bearing deposits with banks totaled $40,000 at December 31, 1993 compared to $900,000 at December 31, 1992. Federal funds sold was $12,350,000 and $3,200,000 at December 31, 1993 and 1992
respectively. The loan portfolio also provides an additional source of liquidity due to the Bank of Lancaster County participating in the secondary mortgage market. Sales of residential mortgages into the secondary market of approximately $72 million and $53 million respectively for 1993 and 1992 provided funding which allowed the bank to meet the needs of customers for new mortgage financing. A favorable low interest rate environment in 1993 resulted in significant mortgage loan refinancing which increased liquidity within the bank's loan portfolio. Mortgage loans held for investment and non-conforming for secondary market sale in the amount of approximately $5.5 million were refinanced and sold on the secondary market. Additional liquidity is provided by other sources such as maturing loans.

     On the liability side, liquidity is available through customer deposits. Federal funds purchased and other forms of short term borrowings are also sources of liquidity.

     Liquidity must constantly be monitored because future customer demands for funds are uncertain. The amount of liquidity needed is determined by the changes in levels of deposits and in the demand for loans. Management believes that the sources of funds mentioned above provide the liquidity to meet customer demands for funds.

     Interest sensitivity is related to liquidity because each is affected by maturing assets and sources of funds. Interest sensitivity, however, is also concerned with the fact that certain types of assets and liabilities may have interest rates that are subject to change prior to maturity. Management endeavors to manage the exposure of the net interest margin to interest-sensitive assets and liabilities so as to minimize the impact of fluctuating interest rates on earnings.

     The Bank of Lancaster County's asset/liability committee manages interest rate risk by various means including "GAP" management of its asset and liability portfolios.

     The Bank has various investments structured to change investment yield with current market conditions. Assets subject to repricing include federal funds sold (repricing daily), loans tied to "Treasury Bill" indexes (repricing monthly) and loans tied to "prime" or other indexes subject to immediate change. In addition to assets currently available for repricing there are future scheduled principal repayments on loans, loans available for repricing at future dates and maturities of investments. These investment repayments will have to be reinvested at current market yields.

     The Bank's funding liabilities repricing has become more complex, since deposit products that historically were rate insensitive have become repriceable liabilities. Time deposits and debt instruments are repriceable at maturity. Other interest bearing liabilities are subject to interest rate change, but not subject to rate change to the same degree as asset repricing. To compensate for this inequality in repricing, historic correlations between "prime" rate changes and deposit rate changes are calculated for each deposit product. The resulting pricing correlation is then used to adjust deposit product balances to an interest sensitive equivalent balance. For example, money market deposits have an 80% pricing correlation to an equivalent change in "prime". Therefore, 80% of these balances are considered interest rate sensitive in asset/liability management. NOW Accounts have a 39% pricing correlation to "prime" and 39% of these balances are considered interest rate sensitive. The pricing correlation is based on relevant past events and is refined monthly.

     Interest repricing of assets and liabilities is measured over future time periods (interest rate sensitivity gaps). While all time gaps are measured, the Bank's primary focus is the cumulative gaps through six months, as these gaps directly affect net interest income in the short time horizon and are harder to make reactive adjustment to actual interest rate movements.

     Excluded from the interest rate sensitivity gaps are "matched" funded fixed rate leases and associated fixed rate debt totaling $17.8 million.

Table 13 - Interest Rate Sensitivity Gaps

                                     (Dollars in Thousands)
                               0-30      31-90      91-180    181-365
Rate Sensitive Assets          Days       Days       Days       Days
Fed Funds sold..............$ 12,350   $   none    $   none   $   none
Investment securities.......   1,580      4,280       5,325     11,374
Loans....................... 141,127     10,562      13,596     26,426
                            --------   --------    --------   --------
Total.......................$155,057   $ 14,842    $ 18,921   $ 37,800
Cumulative..................$155,057   $169,899    $188,820   $226,620

Rate Sensitive Liabilities
Deposits....................$164,883   $ 25,538    $ 28,250   $ 32,086
Short-term borrowings.......   3,000       none        none       none
                            --------   --------    --------   --------
Total.......................$167,883   $ 25,538    $ 28,250   $ 32,086
Cumulative..................$167,883   $193,421    $221,671   $253,757

Period GAP (Dollars)........$(12,826)  $(10,696)   $ (9,329)  $  5,714
Period GAP (Percent)........      92%        58%         67%       118%

Cumulative GAP (Dollars)....$(12,826)  $(23,522)   $(32,851)  $(27,137)
Cumulative GAP (Percent)....      92%        88%         85%        89%

New Financial Accounting Standards

     The Financial Accounting Standards Board (FASB) issued Standard No. 112 which establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement. This standard is effective for fiscal years beginning after December 15, 1993. Sterling Financial Corporation has determined that the application of this standard will not have a material effect on earnings.

     FASB Statement No. 114 addresses the accounting by creditors for impairment of a loan by specifying how allowances for credit losses related to certain loans should be determined. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. This statement shall be effective for financial statements for fiscal years beginning after December 15, 1994. Sterling has not completed the complex analysis required to estimate the impact of this statement.

     The Financial Accounting Standard Board issued Standard No. 115 which addresses the accounting and reporting for certain investments in debt securities and equity securities. It requires that these securities be classified into one of three categories: held-to-maturity, available-for-sale, or trading. Specific accounting treatments apply to each of the three categories. Securities held-to-maturity will be reported at amortized cost, trading securities are reported at fair value, with unrealized gains and losses included in earnings and available-for-sale will be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. The statement shall be effective for fiscal years beginning after December 15, 1993. Sterling will apply this statement beginning January 1, 1994 at which time securities will be categorized as required.

     The Financial Accounting Standards Board issued Standard No. 116. This Statement establishes standards of financial accounting and reporting for contributions received and contributions made. This Statement shall be effective for financial statements issued for fiscal
years beginning after December 15, 1994 and interim periods within those fiscal years. Sterling has determined that the application of this standard will not have a material effect on earnings.

Item 8 - Financial Statements and Supplementary Data

     (a) The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:

                                                                   Page
      Report of Independent Auditors                                20
      Consolidated Balance Sheets                                   21
      Consolidated Statements of Income                             22
      Consolidated Statements of Changes in Stockholders' Equity    23
      Consolidated Statements of Cash Flows                         24
      Notes to Consolidated Financial Statements                    26

     (b) The following supplementary data is set forth in this Annual Report on Form 10-K on the following pages:

      Summary of Quarterly Financial Data (Unaudited)               40


              Trout, Ebersole & Groff
           Certified Public Accountants
                 1705 Oregon Pike
           Lancaster, Pennsylvania 17601
                   (717)569-2900
                FAX (717) 569-0141


           Independent Auditors' Report


Board of Directors and Shareholders
Sterling Financial Corporation and Subsidiaries
Lancaster, Pennsylvania

     We have audited the accompanying consolidated balance sheets of Sterling Financial Corporation and Subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sterling Financial Corporation and Subsidiaries at December 31, 1993 and 1992 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

                      Trout, Ebersole & Groff

                      Trout, Ebersole & Groff
                      Certified Public Accountants

January 21, 1994
Lancaster, Pennsylvania


                                 Consolidated Balance Sheets
                        Sterling Financial Corporation and Subsidiaries
                                                                   As of December 31,
                                                                    1993       1992
                                                                  (Dollars in Thousands)
Assets
Cash and due from banks...........................................$ 36,190   $ 33,222
Interest-bearing deposits in other banks..........................      40        900
Federal funds sold................................................  12,350      3,200
Mortgage loans held for sale......................................   3,431       none
Investment Securities: (Note 4)
  U.S. Treasury securities........................................  23,996     20,732
  Obligations of other U.S. Government agencies and corporations..  27,903     26,405
  Obligations of states and political subdivisions................  43,491     35,119
  Other bonds, notes and debentures...............................  48,770     44,089
  Federal Reserve and corporate stock.............................   2,305      2,158
                                                                  --------   --------
  Total investment securities
   (market value - $151,444 - 1993 and $133,400 - 1992)........... 146,465    128,503
                                                                  --------   --------
Loans (Note 5).................................................... 360,730    351,183
  Less: Unearned income...........................................  (1,365)    (2,654)
        Allowance for loan losses (Note 6)........................  (7,180)    (5,400)
                                                                  --------    -------
Loans, net........................................................ 352,185    343,129
                                                                  --------    -------
Premises and equipment (Note 7)...................................   7,424      7,592
Other real estate owned...........................................     251        360
Accrued interest receivable and prepaid expenses..................   8,816      8,111
Other assets (Note 8).............................................  20,731     19,387
                                                                  --------    -------
Total Assets..................................................... $587,883   $544,404
                                                                  ========   ========
Liabilities
Deposits:
  Noninterest-bearing.............................................$ 68,197   $ 60,370
  Interest-bearing (Note 9)....................................... 437,483    412,814
                                                                  --------   --------
Total Deposits.................................................... 505,680    473,184
                                                                  --------   --------
Interest-bearing demand notes issued to U.S. Treasury.............   3,000      3,000
Other liabilities for borrowed money (Note 10)....................  19,410     14,723
Mortgages payable and capitalized lease liability (Note 11).......      11        218
Accrued interest payable and accrued expenses.....................   5,414      5,486
Other liabilities.................................................   4,901      4,999
                                                                  --------   --------
Total Liabilities................................................. 538,416    501,610
                                                                  --------   --------
Stockholders' Equity
Common Stock -(par value:$5.00)
  No. shares authorized: 1993 and 1992 - 10,000,000
  No. shares issued: 1993 - 2,882,920 and 1992 - 2,702,627
  No. shares outstanding: 1993 - 2,882,920 and 1992 - 2,694,841...$ 14,414   $ 13,513
Capital surplus...................................................  20,830     14,100
Retained earnings.................................................  14,223     15,414
Less: Treasury Stock (none in 1993 and 7,786 shares in 1992)-
      at cost.....................................................    none       (233)
                                                                  --------   --------
Total Stockholders' Equity........................................  49,467     42,794
                                                                  --------   --------
Total Liabilities and Stockholders' Equity........................$587,883   $544,404
                                                                  ========   ========

See accompanying notes to financial statements


                            Consolidated Statements of Income
                     Sterling Financial Corporation and Subsidiaries
                                                     For the years ended December 31,
                                                         1993        1992         1991
                                                   (Dollars in thousands except per share data)
Interest Income
Interest and fees on loans...........................$  31,167   $  31,349    $  34,152
Interest on deposits and loans.......................       27          89          351
Interest on federal funds sold.......................      191         220          422
Interest and dividends on investment securities:
  Taxable............................................    6,242       6,428        5,750
  Tax-exempt.........................................    2,270       2,007        1,932
  Dividends on stock.................................      195         191           82
                                                     ---------   ---------    ---------
Total Interest Income................................   40,092      40,284       42,689
                                                     ---------   ---------    ---------
Interest Expense
Interest on time certificates of deposit of
  $100,000 or more...................................      488         642        1,249
Interest on all other deposits.......................   13,303      16,187       20,369
Interest on demand notes issued to the U.S. Treasury.       62          77          137
Interest on other borrowed money.....................    1,183         893        1,015
Interest on mortgage indebtedness and obligations
  under capitalized leases...........................        6          19           23
                                                     ---------   ---------    ---------
Total Interest Expense...............................   15,042      17,818       22,793
                                                     ---------   ---------    ---------
Net Interest Income..................................   25,050      22,466       19,896
Provision for loan losses (Note 6)...................    2,430       2,296        1,789
                                                     ---------   ---------    ---------
Net Interest Income after Provision for Loan Losses..   22,620      20,170       18,107
                                                     ---------   ---------    ---------
Other Operating Income
Income from fiduciary activities.....................      639         596          568
Service charges on deposit accounts..................    1,891       1,881        1,654
Other service charges, commissions and fees..........    1,577       1,370        1,234
Mortgage banking.....................................    2,435       1,501          913
Other operating income (Note 8)......................    2,429       2,551        2,349
Investment securities gains or (losses)..............        8          27            3
                                                     ---------   ---------    ---------
Total Other Operating Income.........................    8,979       7,926        6,721
                                                     ---------   ---------    ---------
Other Operating Expenses
Salaries and employee benefits (Note 12).............   11,566      10,354        9,258
Net occupancy expense................................    1,355       1,219          996
Furniture and equipment expense (including depreciation
  of $753 in 1993, $714 in 1992 and $648 in 1991)....    1,253       1,177        1,090
FDIC insurance assessment............................    1,052         984          841
Other operating expenses.............................    5,822       5,188        4,810
                                                     ---------   ---------    ---------
Total Other Operating Expenses.......................   21,048      18,922       16,995
                                                     ---------   ---------    ---------
Income Before Income Taxes...........................   10,551       9,174        7,833
Applicable income taxes (Note 13)....................    2,749       2,331        1,929
                                                     ---------   ---------    ---------
Net Income...........................................$   7,802   $   6,843    $   5,904
                                                     =========   =========    =========
Earnings per common share:
  Net Income.........................................$    2.72   $    2.43    $    2.12
Cash dividends declared per common share.............$    1.08   $     .96    $     .88
Average shares outstanding...........................2,864,200   2,817,651    2,775,778

See accompanying notes to financial statements


                 Consolidated Statements of Changes in Stockholders' Equity
                      Sterling Financial Corporation and Subsidiaries


                                 Shares           (Dollars in Thousands)
                                 Common   Common    Capital    Retained  Treasury
                                  Stock    Stock    Surplus    Earnings    Stock     Total
Balance, January 1, 1991
  (as previously stated)...... 1,657,100 $  8,286  $ 14,345   $ 10,620   $      0 $ 33,251
Cumulative effect of change in
 accounting principle.........                                    (310)               (310)
Balance, January 1, 1991
  (as restated)............... 1,657,100    8,286    14,345     10,310          0   32,941
Net income....................                                   5,904               5,904
Common stock issued
 Dividend Reinvestment Plan...    27,510      137       781                            918
 Employee Stock Plan..........     7,012       35       202                            237
Stock dividend issued -
 Common stock - 5% including
  cash paid in lieu of
  fractional shares...........    84,019      420     2,374     (2,812)                (18)
Cash dividends declared -
 common stock.................                                  (2,245)             (2,245)
                               ---------  -------   -------    -------    -------  -------
Balance, December 31, 1991.... 1,775,641    8,878    17,702     11,157          0   37,737

Net income....................                                   6,843               6,843
Common stock issued
 Dividend Reinvestment Plan...    18,934       95       660                            755
 Employee Stock Plan..........     7,433       37       229                            266
Three-for-two stock split and
 cash paid in lieu of
 fractional shares............   900,619    4,503    (4,503)       (11)                (11)
Cash dividends declared -
 common stock.................                                  (2,575)             (2,575)
Purchase of Treasury Stock
 (19,007 shares)..............                                               (643)    (643)
Issuance of Treasury Stock for
 Dividend Reinvestment Plan
 (11,221 shares)..............                           12                   410      422
                               ---------  -------   -------    -------    -------  -------
Balance, December 31, 1992.... 2,702,627   13,513    14,100     15,414       (233)  42,794

Net income....................                                   7,802               7,802
Common stock issued
 Dividend Reinvestment Plan...    34,951      174     1,159                          1,333
 Employee Stock Plan..........     8,760       44       252                            296
Stock Dividend issued -
 Common stock - 5% including
  cash paid in lieu of
  fractional shares...........   136,582      683     5,293     (6,008)                (32)
Cash dividends declared-
 Common stock.................                                  (2,985)             (2,985)
Purchase of Treasury Stock
 (7,270 shares)...............                                               (267)    (267)
Issuance of Treasury Stock for
 Dividend Reinvestment Plan
 (15,056 shares)..............                           26                   500      526
                               ---------  -------   -------    -------     -------  ------
Balance, December 31, 1993.... 2,882,920 $ 14,414  $ 20,830   $ 14,223    $     0  $49,467
                               =========  =======   =======    =======     =======  ======

See accompanying notes to financial statements


                           Consolidated Statements of Cash Flows
                      Sterling Financial Corporation and Subsidiaries
                                                       For the years ended December 31,
                                                         1993        1992        1991
                                                            (Dollars in Thousands)
Cash Flows from Operating Activities
Net Income...........................................$   7,802   $   6,843    $   5,904
Adjustments to reconcile net income to net cash
  provided by/(used in) operating activities:
   Depreciation......................................      983         941          854
   Provision for possible loan losses................    2,430       2,296        1,789
   Provision for deferred income taxes...............     (299)       (705)        (457)
   (Gain) loss on sale of property and equipment.....     none           5           (1)
   (Gain) loss on maturities/sales of
    investment securities............................       (8)        (27)          (3)
   (Gain) loss on sale of mortgage loans.............     (212)        164           88
   Proceeds from sales of mortgage loans.............   72,209      52,995       32,921
   Originations of mortgage loans held for sale......  (75,428)    (53,159)     (33,009)
   Change in operating assets and liabilities:
    (Increase) decrease in accrued interest receivable
     and prepaid expenses............................     (705)       (734)      (2,187)
    (Increase) decrease in other assets..............   (1,235)     (1,139)      (1,397)
     Increase (decrease) in accrued interest payable
      and accrued expenses...........................      227        (564)       1,071
     Increase (decrease) in other liabilities........      (98)      1,271         (283)
                                                     ---------   ---------    ---------
Net cash provided by/(used in) operating activities..    5,666       8,187        5,290
Cash Flows from Investing Activities
Proceeds from interest-bearing deposits
  in other banks.....................................    3,678       4,214        7,131
Purchase of interest-bearing deposits in other banks.   (2,818)       (900)      (5,743)
Proceeds from maturities of investment securities....   37,019      35,340       23,443
Purchase of investment securities....................  (54,973)    (55,025)     (47,666)
Federal funds sold, net..............................   (9,150)     11,250       (8,450)
Net loans and leases made to customers...............  (11,486)    (32,094)      (7,665)
Purchases of premises and equipment..................     (827)     (1,577)      (1,274)
Proceeds from sale of premises and equipment.........       12          34           33
                                                     ---------   ---------    ---------
Net cash provided by/(used in) investing activities..  (38,545)    (38,758)     (40,191)
Cash Flows from Financing Activities
Net increase in demand deposits, NOW and
  savings accounts...................................   43,978      54,138       35,422
Net increase (decrease) in time deposits.............  (11,482)    (15,477)        (721)
Net increase in interest-bearing demand notes
  issued to the U.S. Treasury........................     none        none         none
Proceeds from borrowings.............................   14,016      12,800        6,020
Repayments of borrowings.............................   (9,329)     (7,300)      (8,454)
Repayments of mortgages payable and capitalized
  lease liability....................................     (207)        (50)         (46)
Proceeds from issuance of common stock...............    1,629       1,021        1,155
Cash dividends paid..................................   (2,985)     (2,575)      (2,245)
Cash paid in lieu of fractional shares...............      (32)        (11)         (18)
Acquisition of treasury stock........................     (267)       (643)        none
Proceeds from issuance of treasury stock.............      526         422         none
                                                     ---------   ---------    ---------
Net cash provided by/(used in) financing activities..   35,847      42,325       31,113
                                                     ---------   ---------    ---------
Increase (decrease) in cash and due from banks.......    2,968      11,754       (3,788)
Cash and due from banks:
Beginning............................................   33,222      21,468       25,256
                                                     ---------   ---------    ---------
Ending...............................................$  36,190   $  33,222    $  21,468
                                                     =========   =========    =========


Supplemental Disclosure of Cash Flow Information:
Cash payments for:
  Interest paid to depositors and on borrowed money..$  15,383   $  18,549    $  23,123
  Income taxes.......................................    3,110       2,675        1,970
Supplemental Schedule of Noncash Investing and
  Financing Activities
Other real estate acquired in settlement of loans....$     121   $     810    $    none

See accompanying notes to financial statements


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sterling Financial Corporation and Subsidiaries

Note 1 - Formation of Sterling Financial Corporation

     As a result of a plan of reorganization, The First National Bank of Lancaster County, now by name change, Bank of Lancaster County, N.A.
(Bank), became the wholly owned subsidiary of Sterling Financial Corporation (Parent Company), a new bank holding company, at the close of business June 30, 1987. Each outstanding share of the Bank's common stock (par value $10.00) was converted into two shares of common stock (par value $5.00) of the Parent Company. The authorized capital of the Parent Company is 10,000,000 shares of common stock.

Note 2 - Summary of Significant Accounting Policies

     The accounting and reporting policies of Sterling Financial
Corporation and its subsidiaries conform to generally accepted accounting principles and to general practices within the banking industry. The following is a summary of the most significant policies.

  Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Sterling Financial Corporation and its wholly owned subsidiaries, Bank of Lancaster County, N.A. and its subsidiary Town & Country, Inc., and Sterling Mortgage Services, Inc. (presently inactive). All significant intercompany transactions have been eliminated in the consolidation.

  Investment Securities - Investment securities are carried at cost adjusted for amortization of premiums and accretion of discounts, both computed on the constant yield method. Investment securities primarily consist of debt securities which are carried at amortized cost. It is management's intent to hold investment account securities until maturity. Gains and losses on the sale of investment securities are determined on the specific identification basis and are included in Other Operating Income in the Consolidated Statements of Income. Permanent impairments of market value are reflected in the period ascertained. No securities were considered available for sale or held for trading purposes at December 31, 1993 and 1992.

  Premises and Equipment - Premises, furniture and equipment, leasehold improvements, and capitalized leases are stated at cost, less accumulated depreciation and amortization. For book purposes, depreciation is computed primarily by using the straight-line method over the estimated useful life of the asset. Charges for maintenance and repairs are expensed as incurred. Gains and losses on dispositions are reflected in current operations.

  Other Real Estate Owned - Other real estate owned is carried at the lower of cost or an amount not in excess of estimated fair value.

  Allowance for Loan Losses - The provision for loan losses charged to operating expense reflects the amount deemed appropriate by management to produce an adequate reserve to meet the present and foreseeable risk characteristics of the loan portfolio. Management's judgement is based on the evaluation of individual loans and their overall risk characteristics, past loan loss experience, and other relevant factors. Loan losses are charged directly against the allowance and recoveries on previously charged-off loans are added to the allowance.

  Interest Income - Interest on installment loans is recognized primarily on the simple interest, actuarial and the rule of seventy-eights methods. Interest on other loans is recognized based upon the principal amount outstanding. The general policy has been to cease accruing interest on loans when it is determined that a reasonable doubt exists as to the collectibility of additional interest. Interest income
on these loans is only recognized to the extent payments are received.

  Federal Income Taxes - Applicable income taxes are based on income as reported in the consolidated financial statements. Deferred income taxes are provided for those elements of income and expense which are recognized in different periods for financial reporting and income tax purposes. Statement of Financial Accounting Statements (SFAS) No. 109 -
 Accounting for Income Taxes, which changes the method of accounting for income taxes, was retroactively applied in 1993 which resulted in a decrease of $310,000 in retained earnings beginning January 1, 1991. Earnings after this date have not been restated since the change is not considered material.

  Trust Department Assets and Income - Trust assets held by the Bank in a fiduciary or agency capacity for customers of the Trust Department are not included in the financial statements since such items are not assets of the Bank. Trust income has been recognized on the cash basis which is not significantly different from amounts that would have been recognized on the accrual basis.

  Earnings per Share - Earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding which were 2,864,200, 2,817,651, and 2,775,778 for 1993, 1992 and 1991 respectively, after giving retroactive effect to a three-for-two stock split in the form of a 50% stock dividend paid in 1992 and a 5% stock dividend paid in December 1993.

  Presentation of Cash Flows - For purposes of reporting cash flows, cash and due from banks includes cash on hand and amounts due from banks (including cash items in process of clearing).

  Reclassifications - Certain income items for prior years have been reclassified in order to conform with the current year presentation with no effect to net income.

Note 3 - Restrictions on Cash and Due From Banks

     The Bank is required to maintain average reserve balances with the Federal Reserve Bank. The average amount of these reserve balances for the year ended December 31, 1993 was approximately $6,658,000. Balances maintained at the Federal Reserve Bank are included in cash and due from banks.

Note 4 - Investment Securities

     Securities pledged to secure government and other public deposits, trust deposits, short-term borrowings, and other balances as required or permitted by law were carried at $28,295,144 in 1993 and $22,463,103 in 1992. The amortized cost and estimated market values of investment securities are as follows:

                                                      December 31, 1993
                                                   (Dollars in Thousands)
                                                      Gross       Gross     Estimated
                                        Amortized   Unrealized  Unrealized    Market
                                           Cost       Gains       Losses      Value
  U.S. Treasury securities............$     23,996 $       475 $       46  $  24,425
  Obligations of other U.S. Government
    agencies and corporations.........      22,880         422         17     23,285
  Obligations of states and political
    subdivisions......................      43,491       1,825         47     45,269
  Mortgage-backed securities..........       5,834         243          3      6,074
  Other bonds, notes and debentures...      47,959       1,066         56     48,969
                                       -----------  ----------  ----------  --------
  Subtotal............................     144,160       4,031        169    148,022
  Federal Reserve and corporate stock.       2,305       1,117       none      3,422
                                       -----------  ----------  ----------  --------
  Total...............................$    146,465 $     5,148 $      169  $ 151,444
                                       ===========  ==========  =========   ========

                                                        December 31, 1992
                                                      (Dollars in Thousands)
                                                           Gross       Gross     Estimated
                                             Amortized   Unrealized  Unrealized    Market
                                               Cost        Gains       Losses      Value
       U.S. Treasury securities............$    20,732  $      432  $      28  $  21,136
       Obligations of other U.S. Government
         agencies and corporations.........     19,853         520         20     20,353
       Obligations of states and political
         subdivisions......................     35,119       1,250         92     36,277
       Mortgage-backed securities..........      7,175         306          1      7,480
       Other bonds, notes and debentures...     43,466         899         96     44,269
                                            ----------   ---------   --------   --------
       Subtotal............................    126,345       3,407        237    129,515
       Federal Reserve and corporate stock.      2,158       1,727       none      3,885
                                            ----------  ----------  ---------   --------
       Total...............................$   128,503  $    5,134  $     237  $ 133,400
                                           ===========  ==========  =========  =========

     The balance sheet lists Investment Securities by major categories while certain footnotes or tables list mortgage-backed securities as a separate category. Mortgage-backed securities are either Obligations of Other U.S. Government Agencies or Other (Corporate) Securities. In 1993, such securities were listed at $5,834,000 of which $5,023,000 were Obligations of Other U.S. Government Agencies and $811,000 were listed in Other Securities. In 1992, $7,175,000 were listed as mortgage-backed securities of which $6,552,000 were Obligations of Other U.S. Government Agencies and $623,000 were listed in Other Securities.

     The amortized cost and estimated market value of debt securities at December 31, 1993, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                         (Dollars in Thousands)
                                                Estimated
                                          Amortized      Market
                                             Cost        Value
 Due in one year or less................$   22,489   $   22,757
 Due after one year through five years..    85,170       87,385
 Due after five years through ten years.    24,764       25,662
 Due after ten years....................     5,903        6,144
                                        ----------   ----------
                                           138,326      141,948
 Mortgage-backed securities.............     5,834        6,074
                                        ==========   ==========
                                        $  144,160   $  148,022
                                        ==========   ==========

     There were no sales of investments in debt securities during 1993, 1992 or 1991.


Note 5 - Loans

  Loans outstanding at December 31, are as follows:
                                                        1993       1992
                                                    (Dollars in Thousands)
  Commercial, financial and agricultural.............$ 191,431  $ 172,482
  Real estate - construction..........................  10,265     16,044
  Real estate - mortgage..............................  22,335     30,445
  Consumer............................................ 101,256     99,444
  Lease financing receivables (net of unearned income)  35,443     32,768
                                                      --------  ---------
  Total loans, gross.................................$ 360,730  $ 351,183
                                                     =========  =========

     Loans on a non-accrual status amounted to $2,960,038 at December 31, 1993, compared to $4,129,295 at December 31, 1992. If interest income had been recorded on all such loans for the years indicated, such interest income would have increased by approximately $267,295 and $293,967 for 1993 and 1992 respectively.

Note 6 - Allowance for Loan Losses

  Changes in the Allowance for Loan Losses were as follows:

                                                            1993         1992         1991
                                                               (Dollars in Thousands)
Balance at January 1..................................$     5,400   $    4,400  $     3,375
 Recoveries credited to allowance......................       240          316          146
 Provisions for loan losses charged to income..........     2,430        2,296        1,789
                                                       ----------   ----------  -----------
Total.................................................      8,070        7,012        5,310
Losses charged to allowance............................       890        1,612          910
                                                      -----------  -----------  -----------
Balance at December 31................................$     7,180  $     5,400  $     4,400
                                                      ===========  ===========  ===========


Note 7 - Premises and Equipment

  Premises and equipment at December 31, 1993 and 1992 is summarized as follows:
                                                        1993         1992
                                                       (Dollars in Thousands)
       Land.........................................$       885  $       885
       Buildings....................................      5,718        5,718
       Buildings under capitalized lease............        104          104
       Leasehold improvements.......................        553          553
       Equipment, furniture and fixtures............      7,577        6,798
                                                    -----------  -----------
                                                         14,837       14,058
       Less: Accumulated depreciation...............     (7,413)      (6,466)
                                                    -----------  -----------
                                                    $     7,424  $     7,592
                                                    ===========  ===========

  Depreciation expense amounted to $983,345 in 1993, $940,843 in 1992 and $854,252 in 1991.

Note 8 - Other Assets

     Included in other assets for 1993 and 1992 is $17,186,239 and $16,809,324 respectively which represents operating leases generated by Town & Country, Inc. The income generated from the leases for 1993 and 1992 amounted to $1,736,814 and $1,824,796 respectively and is reflected in other operating income.

     The following schedule provides an analysis of Town & Country's investment in property on operating leases and property held for lease by major classes as of December 31, 1993 and 1992:

                                        1993         1992
                                    (Dollars in Thousands)
  Construction equipment...........$     1,049  $       436
  Transportation equipment.........      7,235        7,357
  Automobiles......................     12,106       10,673
  Manufacturing equipment..........      4,376        4,292
  Trucks...........................      8,075        6,441
  Other............................        362          277
                                   -----------  -----------
  Total............................     33,203       29,476
  Less: Accumulated depreciation...    (16,017)     (12,667)
                                   -----------  -----------
                                   $    17,186  $    16,809
                                   ===========  ===========

     The following is a schedule by years of minimum future rentals on noncancelable operating leases as of December 31, 1993:
       Year ending December 31:         (Thousands)
       1994...............................$  9,022
       1995................................  1,413
       1996................................    201
       1997................................     37
       1998................................   none
       Later years.........................   none
                                           -------
       Total minimum future rentals.......$ 10,673
                                           =======


Note 9 - Time Certificates of Deposit

     At December 31, 1993 and 1992, time certificates of deposit of $100,000 or more aggregated $13,159,166 and $13,681,887 respectively.

Note 10 - Other Liabilities for Borrowed Money

  The following represents other liabilities for borrowed money at December 31:

                                                                        1993        1992
    Notes payable-Town & Country, Inc.(Subsidiary of Bank)
      borrowings from various lenders for leasing operations......$17,838,595 $14,722,972
    Federal Home Loan Bank advances...............................  1,571,450        none
                                                                  ----------- -----------
    Total.........................................................$19,410,045 $14,722,972

  Liabilities in connection with Town & Country, Inc. leasing operations are payable to various lenders at various terms. The estimated current portion of this debt is $8,027,368 at December 31, 1993. The borrowings from the Federal Home Loan Bank of Pittsburgh consist of two advances in 1993. One in the amount of $621,450, bears interest monthly at the rate of 4.49% per year and matures July 29, 1996. The second, in the amount of $950,000 bears interest at the rate of 5.39% per year and matures September 13, 2000.

Note 11 - Mortgages Payable and Capitalized Lease Liability

     The Bank entered into a transaction with the Lancaster Industrial Development Authority in 1976 through The First Federal Savings and Loan Association of Lancaster, which became Penn Savings Bank, which has now become Sovereign Bank, to finance the construction of the Millersville office. The balance on this obligation was $85,292 on December 31, 1992. This obligation was paid in full in 1993. The rate of interest was 7 1/2%.

     In 1978, the Bank entered into another transaction with the Lancaster Industrial Development Authority through The First Federal Savings and Loan Association of Lancaster, which became Penn Savings Bank, which has now become Sovereign Bank, to purchase the building for our Duke Street (Lancaster) Office. The balance on this obligation was $109,844 on December 31, 1992. This obligation was paid in full in 1993. The rate of interest was 7%.

     The Bank leases the Fruitville Pike Office building. This lease was entered into in 1979. This is a capitalized lease and is accounted for and depreciated as bank-owned property, with lease payments accounted for as interest and debt reduction. The obligation under capitalized lease liability amounted to $11,188 on December 31, 1993 and $23,350 on December 31, 1992. Lease payments amount to $1,676 monthly of which $1,175.61 is applied as interest and debt reduction and the remaining $500.39 is for land rental and treated as an operating lease. The term of this lease is 15 years with renewal options available.

     The following is a schedule of the total future minimum lease payments together with the present value of the net minimum lease payments related to the capitalized lease payments as of December 31, 1993.

                                       Capitalized
                                           Lease
   1994..................................$ 11,753
   1995..................................    none
   1996..................................    none
   1997..................................    none
   1998..................................    none
   Later years...........................    none
                                         --------
   Total minimum lease payments..........$ 11,753
    Less: Amount representing interest....   (565)
                                         --------
   Net obligations under capitalized
      lease..............................$ 11,188
                                         ========

Note 12 - Pension and Employee Stock Bonus Plan

     The Bank of Lancaster County, N.A. and its subsidiary, Town & Country, Inc. maintains a qualified non-contributory pension plan for their employees. The Plan specifies fixed benefits to provide a monthly pension benefit at age 65 for life (with payments guaranteed for 10 years) equal to one and one-half percent of each participant's final average salary (highest five consecutive years' base compensation preceding retirement) for each year of credited service. All employees with one year of service who work at least 1,000 hours per year and who are at least age 21 are eligible to participate. A participant becomes 100% vested upon completion of five years of service.

     Sterling Financial Corporation has adopted the provision of Statement of Financial Accounting Standards No. 87, "Employers'
Accounting for Pensions", for the year ended December 31, 1987. The net periodic pension cost for 1993, 1992 and 1991 was $574,627, $328,019 and $257,444 respectively.

     Net periodic pension cost for 1993, 1992 and 1991 included the following:

                                       1993       1992       1991
Service cost.......................$ 559,665  $ 407,609  $ 345,032
Interest cost......................  404,381    315,831    258,764
Return on Plan assets.............. (346,736)  (465,122)  (546,687)
Net amortization and deferral......  (42,683)    69,701    200,335
                                   ---------  ---------  ---------
Net periodic pension cost..........$ 574,627  $ 328,019  $ 257,444
                                   =========  =========  =========


The following table sets forth the Plan's funded status at December 31, 1993, 1992 and 1991:

 Actuarial present value of benefit obligations:
                                                          1993        1992        1991
Accumulated benefit obligation, including vested
  benefits of $3,684,272 for 1993, $2,761,915 for 1992
  and $2,048,650 for 1991.............................$ 3,748,356 $ 2,858,390 $ 2,154,937
                                                       ==========  ==========  ==========
Projected benefit obligation for service rendered to
 date................................................ $(6,466,414)$(5,630,730)$(3,978,681)
Plan assets at fair value.. .........................   5,472,414   4,511,618   3,724,979
                                                       ----------  ----------  ----------
Projected plan assets in excess of or (less than)
 benefit obligation...................................$  (994,000)$(1,119,112)$  (253,702)
Unrecognized net (gain) or loss from past experience
 different from that assumed and effects of changes
 in assumptions.......................................  1,404,004   1,410,150     496,241
Unrecognized net (asset) or obligation................   (414,546)   (483,638)   (552,730)
                                                       ----------  ----------  ----------
Prepaid (accrued) pension cost included
 in other assets (liabilities)........................ $   (4,542)$  (192,600)$  (310,191)
                                                       ==========  ==========  ==========

     The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 6.5% and 5%, respectively, at December 31, 1993. The expected long-term rate of return on plan assets in 1993 was 9%.

     The Board of Directors of the Bank adopted an employee stock plan effective July 1, 1981. The assets of the Plan will be entirely invested in Sterling Financial Corporation common stock. The Plan covers all Bank employees who are age 18 and over, are employed for at least 1,000 hours per year and have completed at least one year of service. The Plan has two parts:

     *The Thrift Incentive portion of the Plan permits any eligible participant to make voluntary contributions to the Plan ranging from 2% to 6% of compensation. The Bank will contribute 25% of what the participant contributes. This portion of the Plan is intended to encourage thrift and investment in Sterling Financial
Corporation stock.

     *The Performance Incentive portion of the Plan allows the Bank to make annual contributions to the Plan based on certain overall Bank performance objectives. These contributions will be allocated to the participants based on compensation.

      Bank contributions to the Plan vest in each participant's account at the rate of 20% for each year of service. Normally, benefits may be paid from the Plan on retirement, termination, disability or death. Participants in the Plan may withdraw their own contribution earlier under several restricted conditions of hardship with approval of the Plan Committee. The Plan provides that each participant may vote the shares in his or her account through the Plan Trustee at any shareholder meeting. The Bank of Lancaster County Trust Department serves as Trustee for the Plan. All dividends received on Sterling Financial Corporation stock are reinvested in additional shares of Sterling Financial Corporation stock.

     The contribution to the Performance Incentive portion of the Plan was $200,000, $165,000 and $150,000 for 1993, 1992 and 1991
respectively. The contribution to the Thrift Incentive portion of the Plan was $41,766 in 1993, $37,291 in 1992 and $32,685 in 1991.

Note 13 - Applicable Income Taxes

     The effective income tax rates for financial reporting purposes are less than the Federal statutory rate of 34% for 1993, 1992 and 1991 for reasons shown as follows:

                                                         For the years ended December 31,
                                                            1993       1992       1991
                                                               (Dollars in Thousands)
  Federal income tax expense at statutory rate.........$     3,587 $    3,119  $   2,663
  Reduction resulting from:
    Non-taxable interest income........................       (895)      (837)      (872)
    Other, net.........................................         20         12        105
                                                       -----------  ---------   --------
  Applicable Federal income taxes......................$     2,712 $    2,294  $   1,896
  State income taxes...................................         37         37         33
                                                       -----------  ---------   --------
  Applicable income taxes..............................$     2,749 $    2,331  $   1,929
                                                       ===========  =========   ========
  Taxes currently payable..............................$     3,048 $    3,036  $   2,386
  Deferred income taxes................................       (299)      (705)      (457)
                                                       -----------  ---------   --------
  Applicable income taxes..............................$     2,749 $    2,331  $   1,929
                                                       ===========  =========   ========

    The deferred income tax provision consists of the following items:

                                                    Years ended December 31,
                                                1993            1992          1991
                                                      (Dollars in Thousands)
Difference between loan loss provision
 charged to operating expense and bad
 debt deduction taken for income tax
 purposes....................................$    (687)      $    (755)    $    (363)

Difference between the depreciation
 methods used for financial statements
 and for income tax purposes.................      (64)            199           (19)

Income on leases recognized by the
 direct finance method for financial
 statements but recognized by the
 operating method for income tax purposes....      526             333           327

Difference in gains and losses on
 disposal of leased assets due to the
 use of direct finance method for
 financial statements and operating
 method for income tax purposes..............     (215)           (398)         (260)

Difference due to the amount of pension
 expense deductible for financial
 statement purposes and that which is
 deductible for income tax purposes..........       64              47           (88)

Various deferral items.......................       77            (131)          (54)
                                             ---------       ---------     ---------
                                             $    (299)      $    (705)    $    (457)
                                             =========       =========     =========


     The Financial Accounting Standards Board has issued Statement No. 109, Accounting for Income Taxes, which significantly changes the recognition and measurement of deferred income tax assets and liabilities. Statement 109 requires that deferred income taxes be recorded on an asset/liability method and adjusted when new tax rates are enacted. The Company adopted Statement No. 109 beginning with its year ending December 31, 1993. The Statement provides that the effect of its adoption may be recorded entirely in the year of adoption retroactively by restating one or more prior years. The statement was retroactively applied in 1993.

Note 14 - Operating Leases

     The Bank leases certain banking facilities under operating leases which expire on various dates to 2022. Renewal options are available on these leases. Minimum future rental payments as of December 31, 1993 are as follows:

                                 Operating
                                   Leases
                       (Dollars in Thousands)
   1994.........................$     395
   1995.........................      390
   1996.........................      383
   1997.........................      337
   1998.........................      285
   Later years..................    2,165
                                ---------
   Total minimum future rental
     payments...................$   3,955
                                =========

     Total rent expense charged to operations amounted to $373,332 in 1993, $334,654 in 1992 and $282,760 in 1991.

Note 15 - Disclosures about Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash and Short-Term Investments- For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment Securities- For investment securities, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans- For certain homogenous categories of loans, such as some residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Lease contracts as defined in FASB Statement No. 13, Accounting for Leases, are not included in this disclosure statement.

Deposit Liabilities- The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposits is estimated using the rates currently offered for deposits of similar remaining maturities.


U.S. Treasury Demand Notes- For U.S. Treasury demand notes, the carrying amount is a reasonable estimate of fair value.

Other Borrowings- Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

Commitments to Extend Credit and Standby Letters of Credit- The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and committed rates. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

     The estimated fair values of the Corporation's financial instruments are as follows:

                                                   1993                    1992
                                                      (Dollars in Thousands)
                                           ---------------------   --------------------
                                            Carrying     Fair       Carrying    Fair
                                             Amount      Value       Amount     Value
                                           ---------   ---------   ---------  ---------
      Financial Assets:
       Cash and short-term investments....$   48,580  $   48,580  $   37,322 $   37,322
       Investment Securities..............   146,465     151,444     128,503    133,400

       Loans..............................   328,718                 318,415
        Less: Allowance for Loan Losses...    (6,604)                 (4,916)
                                          ----------  ----------   ---------  ---------
      Net Loans...........................$  322,114  $  326,468  $  313,499 $  320,091

      Financial Liabilities:
        Deposits..........................$  505,680  $  507,651  $  473,184 $  475,871
        U.S. Treasury Demand Notes........     3,000       3,000       3,000      3,000
        Other borrowings..................    19,421      19,404      14,941     15,035

      Unrecognized Financial Instruments:*
        Interest Rate Swaps:
         In a net receivable position.....      none        none        none       none
         In a net payable position........     (none)      (none)      (none)     (none)
        Commitments to extend credit......       (76)        (76)        (69)       (69)
        Standby Letters of Credit.........       (36)        (36)        (10)       (10)
        Financial Guarantees written......     (none)      (none)      (none)     (none)

* The amounts shown under "Carrying Amount" represent accruals or deferred income (fees) arising from those unrecognized financial instruments.

Note 16 - Commitments and Contingent Liabilities

     In the normal course of business, there are various commitments and contingent liabilities which are not reflected in the financial statements. These include lawsuits and commitments to extend credit, guarantees and letters of credit. In the opinion of management, there are no material commitments which represent unusual risks.






    A summary of the more significant commitments as of December 31, 1993 and 1992 are as follows:


     Financial instruments whose contract amounts
     represent credit risk:
                                                    1993         1992
                                                  (Dollars in Thousands)
   Standby letters of credit ....................$    8,845   $   6,525
   Commitments to extend credit..................$   60,479   $  73,324

     Standby letters of credit are obligations to make payments under certain conditions to meet contingencies related to customers' contractual agreements and are subject to the same risk, credit review and approval process as loans.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. Excluded from these amounts are commitments to extend credit in the form of retail credit cards, check credit or related plans.

Note 17 - Related Party Transactions

     Certain directors and officers of Sterling Financial Corporation and its subsidiaries, their immediate families and companies in which they are principal owners (more than 10%), were indebted to the Bank during 1993 and 1992. All loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, in the opinion of the management of the Bank, do not involve more than a normal risk of collectibility or present other unfavorable features. Total loans to these persons at December 31, 1993 and 1992 amounted to $6,418,156 and $6,074,919 respectively. During 1993, $9,525,106 of new loans were made and repayments totaled $9,181,869.

Note 18 - Dividend and Loan Restrictions

     Dividends are paid by Sterling Financial Corporation from its assets which are mainly provided by dividends from Bank of Lancaster
County, N.A. However, certain restrictions exist regarding the ability of the Bank to transfer funds to Sterling Financial Corporation in the form of dividends. The approval of the Comptroller of the Currency shall be required if the total of all dividends declared by the Bank in any calendar year shall exceed the total of its net profits of that year combined with its retained net profits of the preceding two years.
Under these restrictions, the Bank can declare dividends in 1994 without approval of the Comptroller of the Currency of approximately $11,920,000 plus an additional amount equal to the Bank's net profits for 1994 up to the date of any such dividend declaration.

     Under current Federal Reserve regulations, the Bank is limited in the amount it may loan to Sterling Financial Corporation. Loans to Sterling Financial Corporation may not exceed 10% of the Bank's capital stock and surplus.




Note 19 - Sterling Financial Corporation (Parent Company Only) Financial
Information

                                Condensed Balance Sheets
                                                             As of December 31,
                                                              1993         1992
                                                          (Dollars in Thousands)
  Assets
    Cash.................................................$      390    $      28
    Interest-bearing deposits in other banks.............      none          100
    Investment in subsidiaries at equity.................    49,699       43,009
    Other assets.........................................       185          373
                                                          ----------    ---------
  Total Assets...........................................$   50,274    $  43,510
                                                         ==========    =========
  Liabilities
    Other liabilities....................................$      807          716

  Stockholders' Equity
    Common Stock.........................................$   14,414    $  13,513
    Capital Surplus......................................    20,830       14,100
    Retained Earnings....................................    14,223       15,414
    Less: Treasury Stock at cost.........................      none         (233)
                                                         ----------    ---------
  Total Stockholders' Equity.............................$   49,467    $  42,794
                                                         ----------    ---------
  Total Liabilities and Stockholders' Equity.............$   50,274    $  43,510
                                                         ==========    =========

                            Condensed Statements of Income

                                                      Years Ended December 31,
                                                1993          1992         1991
                                                     (Dollars in Thousands)
Income
   Dividends from subsidiaries............$    1,262   $     1,731   $    1,413
   Other income...........................         1             1            1
                                          ----------   -----------   ----------
     Total Income.........................     1,263         1,732        1,414
                                          ----------   -----------   ----------
 Expenses
   Fees paid to subsidiary................       108            84           70
   Other expense..........................       121            96           92
                                          ----------   -----------   ----------
     Total Expense........................       229           180          162
                                          ----------   -----------   ----------
 Income before income taxes and equity
   in undistributed net income
   of subsidiaries........................     1,034         1,552        1,252
 Income taxes (credits)...................       (78)          (61)         (55)
                                          ----------   -----------   ----------
                                               1,112         1,613        1,307
 Equity in undistributed income of
   subsidiaries...........................     6,690         5,230        4,597
                                          ----------   -----------   ----------
 Net Income...............................$    7,802   $     6,843   $    5,904
                                          ==========   ===========   ==========


                        Statements of Cash Flows

                                                           Years Ended December 31,
                                                       1993          1992          1991
                                                           (Dollars in Thousands)
  Cash flows from operating activities
  Net income.....................................$      7,802   $     6,843   $     5,904
  Adjustments to reconcile net income to net cash
    provided by/(used in) operating activities:
   Undistributed (earnings) loss of subsidiaries.      (6,690)       (5,230)       (4,597)
    Changes in operating assets and liabilities:
      (Increase) decrease in other assets.........        188           242          (312)
      (Decrease) increase in other liabilities....         91            52           105
                                                  -----------    ----------    ----------
    Net cash provided by/(used in)
       operating activities.......................      1,391         1,907         1,100
                                                  -----------    ----------    ----------
  Cash flows from investing activities
   Proceeds of interest-bearing deposits
    in other banks................................        100          none          none
   Purchase of interest-bearing deposits
    in other banks................................       none          (100)         none
                                                 ------------    ----------    ----------
     Net cash provided by/(used in) investing
       activities.................................        100          (100)         none
                                                 ------------    ----------    ----------
  Cash flows from financing activities
   Proceeds from issuance of common stock.........      1,629         1,021         1,155
   Cash dividends paid............................     (2,985)       (2,575)       (2,245)
   Cash dividends paid in lieu of
    fractional shares.............................        (32)          (11)          (18)
   Acquisition of treasury stock..................       (267)         (643)         none
   Proceeds from issuance of treasury stock.......        526           422          none
                                                  ------------   -----------  ------------
     Net cash provided by/(used in) financing
      activities..................................     (1,129)       (1,786)       (1,108)
                                                 ------------   -----------  ------------

     Increase (decrease) in cash..................        362            21            (8)

  Cash
    Beginning.....................................         28             7            15
                                                  -----------   -----------  ------------
    Ending........................................$       390   $        28  $          7
                                                  ===========   ===========  ============


  Summary of Quarterly Financial Data (Unaudited)
  Sterling Financial Corporation and Subsidiaries

     The following is a summary of the quarterly results of operations for the years ended December 31, 1993 and 1992. Net income per share of common stock has been restated to retroactively reflect a three-for-two stock split in the form of a 50% stock dividend paid in 1992 and a 5% stock dividend in 1993.

                                     (In thousands, except per share)
                                                   1993
                                              Quarter Ended
                                   March      June    September   December
                                    31         30         30         31
Interest income..................$  9,891   $ 10,009   $  9,985   $ 10,207
Interest expense.................   3,870      3,775      3,761      3,636
                                 --------   --------   --------   --------
Net interest income..............   6,021      6,234      6,224      6,571
Provision for loan losses........     820        748        469        393
                                 --------   --------   --------   --------
Net interest income after
  Provision for loan losses......   5,201      5,486      5,755      6,178
Other income.....................   2,129      2,187      2,384      2,279
Other expenses...................   4,904      5,160      5,383      5,601
                                 --------   --------   --------   --------
Income before income taxes.......   2,426      2,513      2,756      2,856
Applicable income taxes..........     615        642        744        748
                                 --------   --------   --------   --------
Net income.......................$  1,811   $  1,871   $  2,012   $  2,108
                                 ========   ========   ========   ========
Net income per share of
  common stock...................$    .64   $    .65   $    .70   $    .73

                                                   1992
                                               Quarter Ended
                                   March      June    September  December
                                     31         30         30         31
Interest income..................$ 10,414   $  9,950   $  9,973   $  9,947
Interest expense.................   4,823      4,605      4,318      4,072
                                 --------   --------   --------   --------
Net interest income..............   5,591      5,345      5,655      5,875
Provision for loan losses........     557        785        536        418
                                 --------   --------   --------   --------
Net interest income after
  provision for loan losses......   5,034      4,560      5,119      5,457
Other income.....................   1,577      2,166      2,033      2,150
Other expenses...................   4,462      4,441      4,830      5,189
                                 --------   --------   --------   --------
Income before income taxes.......   2,149      2,285      2,322      2,418
Applicable income taxes..........     551        603        550        627
                                 --------   --------   --------   --------
Net income.......................$  1,598   $  1,682   $  1,772   $  1,791
                                 ========   ========   ========   ========
Net income per share of
  common stock...................$    .57   $    .59   $    .63        .64

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None


                     PART III

Item 10 - Directors and Executive Officers of the Registrant

     Incorporated by reference is the information appearing under the heading "Information about Nominees and Continuing Directors" on pages 5 and 6 of the 1994 Proxy Statement and under the heading "Officers and Executive Officers" on page 7 of the 1994 Proxy Statement.

Item 11 - Executive Compensation

     Incorporated by reference is the information under the heading "Compensation of Directors" on page 11 of the 1994 Proxy Statement and under the heading "Executive Compensation" on page 7 of the 1994 Proxy Statement.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

    Incorporated by reference is the information appearing under the heading "Voting of Shares of Principal Holders Thereof" on page 3 of the 1994 Proxy Statement and under the heading "Information about Nominees and Continuing Directors" on pages 5 and 6 of the 1994 Proxy Statement.

Item 13 - Certain Relationships and Related Transactions

     Incorporated by reference is the information appearing under the heading "Transactions with Directors and Executive Officers" on page 12 of the 1994 Proxy Statement and under "Notes to Consolidated Financial Statements - Note 17 - Related Party Transactions" on page 34 of the Form 10-K for the year ended December 31, 1993.


                      PART IV

Item 14 - Exhibits, Financial Statement Schedules and
Reports of Form 8-K


   (a) The following documents are filed as part of this report:

       1. The financial statements listed on the index set forth in Item 8 of this Annual
          Report on Form 10-K are filed as part of this Annual Report.


       2. Financial Statement Schedules

         All schedules are omitted because they are not applicable, the data are not significant or the required information is shown in the financial statements or the notes thereto or elsewhere herein.

      3. Exhibits

         The following is a list of the Exhibits
         required by Item 601 of Regulation S-K
         and are incorporated by reference herein or annexed to this Annual Report.

            1. Articles of Incorporation and Bylaws
               of Sterling Financial Corporation
               incorporated by reference to Exhibit
               3 of Registration Statement on Form
               S-4 (No. 33-12635) filed with the

               Securities and Exchange Commission on
               March 13, 1987.

            2. Material Contracts - Employment
               Agreement of John E. Stefan,
               President and Chief Executive Officer
               of Sterling Financial Corporation and
               Bank of Lancaster County, N.A. -
               incorporated by reference to
               Quarterly Report on Form
               10-Q for the quarter ended September
               30, 1987.

            3. List of Subsidiaries

            4. Consent of Auditors

   (b) Reports on Form 8-K

      A report on Form 8-K dated October 26, 1993
      was filed during the third quarter of 1993 pursuant to Item 5 of Form 8-K relating to a 5% stock dividend declared on October 26, 1993, to shareholders of record, November 17, 1993 and payable December 6, 1993.

                    Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              STERLING FINANCIAL CORPORATION

                              By:
                                  John E. Stefan
                                  President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

  Signature                      Title

JOHN E. STEFAN                 President and Chief
(John E. Stefan)               Executive Officer;
                               Director

RONALD L. BOWMAN               Secretary/Treasurer
(Ronald L. Bowman)


RICHARD L. ALBRIGHT, JR.           Director
(Richard H. Albright, Jr.)


JOHN E. BURKHOLDER                 Director
(John E. Burkholder)


ROBERT H. CALDWELL                 Director
(Robert H. Caldwell)


HOWARD E. GROFF, JR.               Director
(Howard E. Groff, Jr.)


J. ROBERT HESS                     Director
(J. Robert Hess)


CALVIN G. HIGH                     Director
(Calvin G. High)


E. GLENN NAUMAN                    Director
(E. Glenn Nauman)


GLENN R. WALZ                      Director
(Glenn R. Walz)


                                     Exhibit Index

                                                                  Page
          Exhibits Required Pursuant to                   (in accordance with
           Item 601 of Regulation S-K                     sequential numbering system)
  3. Articles of Incorporation and Bylaws of
     Sterling Financial Corporation incorporated
     by reference to Exhibit 3 of Registration
     Statement on Form S-4 (No. 33-12635)
     filed with the Securities and Exchange
     Commission on March 31, 1987


 10. Material Contracts - Employment Agreement of
     John E. Stefan, President and Chief Executive Officer of Sterling Financial Corporation and Bank of Lancaster County, N.A. - incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 1987


 22. List of Subsidiaries                                             43


 24. Consent of Auditors                                              44


                                      EXHIBIT 22

                                 LIST OF SUBSIDIARIES

     The following are the subsidiaries of Sterling Financial Corporation:

     Subsidiary                        State of Incorporation or Organization
 Bank of  Lancaster County, N.A.                    Pennsylvania
 1 East Main Street                         (National Banking Association)
 P.O. Box 0300
 Strasburg, PA  17579


 Town & Country, Inc.  (Wholly owned                Pennsylvania
 Subsidiary of Bank of Lancaster
 County, N.A.)
 640 East Oregon Road
 Lancaster, PA 17601


 Sterling Mortgage Services, Inc.                   Pennsylvania
 (Presently inactive)
 525 Greenfield Road
 P.O. Box 10608
 Lancaster, PA  17605-0608


              Trout, Ebersole & Groff
           Certified Public Accountants
                 1705 Oregon Road
           Lancaster, Pennsylvania 17601
                  (717) 569-2900
                FAX (717) 569-0141


                    Exhibit 24

Consent of Independent Certified Public Accountants



     We hereby consent to the incorporation by reference in Registration Statement No. 33-16049 on form S-3 filed July 24, 1987 of our opinion dated January 21, 1994, on the consolidated financial statements of Sterling Financial Corporation for the year ended December 31, 1993 as set forth in this Form 10-K.



                            TROUT, EBERSOLE & GROFF

                            Trout, Ebersole & Groff
                            Certified Public Accountants

Lancaster, Pennsylvania
March 8, 1994