Form 10-Q
period 1994-03-31
STERLING FINANCIAL CORP /PA/
filed 1994-05-13
CIK 811671

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
(Mark One)
    X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from           to

Commission file number 0-16276

STERLING FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania
(State or other jurisdiction of incorporation or organization)
23-2449551
(I.R.S. Employer Identification No.)

525 Greenfield Road, P.O. Box 10608
Lancaster, Pennsylvania
(Address of principal executive offices)
17605-0608
(Zip Code)

(717) 295-7551
(Registrant's telephone number including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $5.00 Par Value-2,914,739 shares outstanding as of
April 30, 1994.

Sterling Financial Corporation and Subsidiaries

Index

PART I - FINANCIAL INFORMATION                           Page

Item 1 - Financial Statements


    Consolidated Balance Sheets
    as of March 31, 1994 (Unaudited), December 31, 1993,
    and March 31, 1993 (Unaudited).                        3

    Consolidated Statements of Income
    for the Three Months ended March 31, 1994
    and 1993 (Unaudited).                                  4


    Consolidated Statements of Cash Flows
    for the Three Months ended
    March 31, 1994 and 1993 (Unaudited).                   5

    Notes to Consolidated Financial
    Statements (Unaudited).                                6



Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations               8

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                13

Item 6 - Exhibits and Reports on Form 8-K                 13

Signature Page                                            14

List of Subsidiaries                                      15



Part I - Financial Information
Sterling Financial Corporation and Subsidiaries
Consolidated Balance Sheet
                               March 31, December 31,  March 31,
                                 1994       1993         1993
ASSETS                       (Unaudited)             (Unaudited)
Cash and due from banks.....$ 31,458,834$ 36,189,703$ 18,416,196
Interest-bearing deposits in
 other banks................      19,886      40,595   1,000,000
Federal funds sold..........   8,450,000  12,350,000  19,950,000
Mortgage loans held for sale   3,250,146   3,431,375        none
Investment Securities:
 Securities held to maturity
 (market value-$146,325,367;
 $151,443,866;$136,552,777). 145,466,832 146,465,280 130,622,545
 Securities available for
  sale......................   8,885,536        none        none
Loans....................... 366,817,592 360,730,048 347,858,717
  Less: Unearned Income.....  (1,160,965) (1,365,646) (2,201,620)
        Allowance for loan
         losses.............  (7,226,599) (7,180,000) (6,077,281)
                             ----------- ----------- -----------
Loans, Net.................. 358,430,028 352,184,402 339,579,816
                             ----------- ----------- -----------
Premises and Equipment......   7,664,308   7,424,265   7,486,071
Other real estate owned.....     121,082     250,608     380,000
Accrued interest receivable
  and prepaid expenses......   9,666,989   8,816,336   8,840,298
Other assets................  21,134,426  20,730,706  19,174,772
                             ----------- ----------- -----------
TOTAL ASSETS................$594,548,067$587,883,270$544,403,625
                             =========== =========== ===========

LIABILITIES
Deposits:
   Non-interest bearing.....$ 69,227,666$ 68,197,423$ 53,830,233
   Interest-bearing......... 439,615,613 437,482,475 417,098,059
                             ----------- ----------- -----------
TOTAL DEPOSITS.............. 508,843,279 505,679,898 470,928,292
                             ----------- ----------- -----------
Interest-bearing demand
 notes issued to U.S.
 Treasury...................   3,000,000   3,000,000   3,000,000
Other liabilities for
 borrowed money.............  19,620,151  19,410,045  15,925,497
Mortgages payable and
 capitalized lease liability       7,936      11,188     205,428
Accrued interest payable
 and accrued expenses.......   6,010,625   5,413,784   5,821,934
Other liabilities...........   4,852,222   4,900,917   5,166,534

                             ----------- ----------- -----------

TOTAL LIABILITIES........... 542,334,213 538,415,832 501,047,685
                             ----------- ----------- -----------
STOCKHOLDERS' EQUITY
Common Stock - (Par Value: $5.00)
  No. Shares authorized: 10,000,000
  No. Shares issued:
   2,900,768;2,882,920;2,712,909
  No. Shares outstanding:
   2,900,768;2,882,920;2,710,909
                              14,503,840  14,414,600  13,564,545
Capital Surplus............   21,553,029  20,830,185  14,385,544
Retained Earnings..........   15,375,591  14,222,653  16,519,924
Net unrealized gain on
 securities available for
  sale.....................      781,394        none        none
Less: Treasury Stock
  (0; 0; 2,000 ) - at cost.         none        none     (68,000)
                             ----------- ----------- -----------
TOTAL STOCKHOLDERS' EQUITY.   52,213,854  49,467,438  44,402,013
                             ----------- ----------- -----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY.......$594,548,067$587,883,270$545,449,698
                             =========== =========== ===========
See accompanying notes to financial statements


Part 1 - Financial Information
Sterling Financial Corporation and Subsidiaries
Consolidated Statement of Income (Unaudited)
                                           Three Months Ended
                                                  March 31,
                                            1994          1993
INTEREST INCOME
Interest and fees on loans..............$ 7,494,151  $ 7,620,949
Interest on deposits in other banks.....        746        8,495
Interest on federal funds sold..........     57,683       49,324
Interest and dividends on investment
 securities:
  Taxable...............................  1,595,856    1,620,002
  Tax-exempt............................    617,121      546,582
  Dividends on stock....................     44,614       45,784
                                         ----------   ----------
TOTAL INTEREST INCOME...................  9,810,171    9,891,136
INTEREST EXPENSE                         ----------   ----------
  Interest on time certificates of
    deposit of $100,000 or more.........     96,630      118,082
  Interest on all other deposits........  3,005,699    3,462,838
  Interest on demand notes issued
    to the U.S. Treasury................     17,536       18,078
  Interest on other borrowed money......    301,161      267,270
  Interest on mortgage indebtedness and
    obligations under capitalized leases.       275        4,069
                                         ----------   ----------
TOTAL INTEREST EXPENSE..................  3,421,301    3,870,337
                                         ----------   ----------
NET INTEREST INCOME.....................  6,388,870    6,020,799
Provision for loan losses...............    182,000      820,000
                                         ----------   ----------
NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES..........................  6,206,870    5,200,799
                                         ----------   ----------
OTHER OPERATING INCOME
Income from fiduciary activities........    167,882      147,817
Service charges on deposit accounts.....    440,539      448,542
Other service charges, commissions and
 fees...................................    319,025      317,317
Mortgage banking income.................    283,371      624,061
Other operating income..................    567,311      587,065
Investment securities gains and
(losses)................................       none        4,000
                                         ----------    ---------
TOTAL OTHER OPERATING INCOME............  1,788,128    2,128,802
OTHER OPERATING EXPENSES                 ----------    ---------
Salaries and employee benefits..........  2,881,413    2,774,658
Net occupancy expense...................    394,616      330,689
Furniture and equipment expense.........    335,257      307,439
FDIC insurance assessment...............    278,493      259,837
Other operating expenses................  1,463,814    1,230,684

                                         ----------   ----------
TOTAL OTHER OPERATING EXPENSES..........  5,353,593    4,903,307
                                         ----------   ----------
Income before income taxes..............  2,631,405    2,426,294
Applicable income taxes.................    666,258      614,927
                                         ----------   ----------
NET INCOME..............................$ 1,965,147 $  1,811,367
                                         ==========  ===========
Earnings per common share:
 Net Income.............................$       .68 $        .64

 Cash dividends declared per common
  share.................................$       .28 $        .26
See accompanying notes to financial statements


Part I - Financial Information
Sterling Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

                                             Three Months Ended
                                                 March 31
                                            1994          1993
                                            ----          ----
Cash Flows from Operating Activities
Net Income..............................$  1,965,147$  1,811,367
Adjustments to reconcile net income to
 net cash provided by/(used in)
 operating activities:
Depreciation............................     254,565     250,535
Provision for possible loan and lease
 losses.................................     182,000     820,000
(Gain) loss on sale of property and
 equipment..............................      (1,352)       none
(Gain) loss on maturities/sales of
 investment securities..................        none      (4,000)
(Gain) loss on sale of mortgage
 loans..................................    (200,659)   (561,545)
Proceeds from sales of mortgage loans... 12,600,285 17,198,890 Origination of mortgage loans held for sale................................... (12,218,397)(16,637,345)
Change in operating assets and
 liabilities:
(Increase) decrease in accrued interest
  receivable and prepaid expenses......     (850,653)   (729,444)
(Increase) decrease in other assets....     (274,194)    192,027
Increase (decrease) in accrued interest
 payable and accrued expenses..........      194,305     336,318
Increase (decrease) in other liabilities.    (48,695)    167,822
                                          ----------   ---------
Net cash provided by/(used in) operating
 activities............................    1,602,352   2,844,625
Cash Flows from Investing Activities
Proceeds from interest-bearing deposits
 in other banks........................      150,268     900,000
Purchase of interest-bearing deposits
 in other banks........................     (129,559) (1,000,000)
Proceeds from maturities of investment
 securities............................   10,030,093   8,199,701
Purchase of investment securities......  (16,733,251)(10,314,769)
Federal funds sold, net................    3,900,000 (16,750,000)
Net loans and leases made to customers.   (6,427,626)  2,728,748
Purchases of premises and equipment....     (697,393)   (147,955)
Proceeds from sale of premises and
 equipment.............................      204,137       3,338
                                          ----------  ----------
Net cash provided by/(used in) investing
 activities............................   (9,703,331)(16,380,937)

Cash Flows from Financing Activities
Net increase (decrease) in demand
 deposits, NOW and savings accounts....    5,352,303     660,458
Net increase (decrease) in time deposits (2,188,922) (2,915,664) Net increase (decrease) in interest-
 bearing demand notes issued to U.S.
 Treasury..............................         none        none
Proceeds from borrowings...............    2,800,000   3,250,000
Repayments of borrowings...............   (2,589,894) (2,047,475)
Repayments of mortgages payable
 and capitalized lease liability.......       (3,252)    (13,058)
Proceeds from issuance of common stock.      812,084     323,883
Cash dividends paid....................     (812,209)   (704,837)
Acquisition of treasury stock..........         none     (68,000)
Proceeds from issuance of treasury
 stock.................................         none     245,259
                                          ----------   ---------
Net cash provided by/(used in) financing
 activities............................    3,370,110  (1,269,434)
Increase (decrease) in cash and due from
 banks.................................   (4,730,869)(14,805,746)
Cash and due from banks:
 Beginning.............................   36,187,703  33,221,942
                                          ----------  ----------
 Ending................................ $ 31,458,834$ 18,416,196
                                         =========== ===========

Supplemental Disclosure of Cash Flow Information:
Cash payments for:
 Interest paid to depositors and on
  borrowed money....................    $  3,508,844$  3,981,666
  Income taxes......................            none     135,000

Supplemental Schedule of Noncash
 Investing and Financing Activities
Other Real Estate acquired in
 settlement of loans................            none      20,000

See accompanying notes to financial statements

Part I - Financial Information

Sterling Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements of Sterling Financial Corporation (Sterling) have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994.

     The consolidated financial statements of Sterling include the accounts of the accounts of its wholly owned subsidiary, Bank of Lancaster County, N.A. and its wholly owned subsidiary, Town & Country, Inc. All significant intercompany transactions are eliminated in the consolidation.

     Effective January 1, 1993, Sterling adopted Statement of Financial Accounting Standards No. 106 - Employer's Accounting for Postretirement Benefits Other Than Pensions. Under SFAS No. 106, the cost of postretirement benefits other than pensions must be recognized on an accrual basis as employees perform services to earn the benefits. This is a significant change from the previous generally accepted practice of accounting for these benefits which was on a cash basis. The accumulated postretirement benefit obligation at the date of adoption (the "transition obligation") could have been recognized in operations as the cumulative effect of an accounting change in the period of adoption which would have resulted in an actuarially determined pre-tax charge to earnings of approximately $1,047,756, or its recognition could be delayed by amortizing the obligation over future periods as a component of the postretirement benefit cost. Sterling adopted SFAS No. 106 by recognizing the transition on a delayed basis. The net periodic postretirement benefit cost was $212,339 for the year 1993. It has been determined that the cost for 1994 will be $231,222.

     The Financial Accounting Standards Board issued SFAS No. 109
- - - Accounting for Income Taxes. This Statement changes the method of accounting for income taxes. SFAS No. 109 was retroactively applied in 1993 and resulted in a decrease of $310,000 in retained earnings beginning January 1, 1991. Earnings after this
date have not been restated since the change is not considered material.

     Effective January 1, 1994, Sterling adopted Statement of Financial Accounting Standards No. 115 - Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 requires that these securities be classified into one of three categories: held-to-maturity, available-for-sale or trading. Specific accounting treatments apply to each of the three categories. Securities held-to-maturity will be reported at amortized cost, trading securities are reported at fair value with unrealized gains and losses included in earnings and available-for-sale will be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. Sterling has segregated its investment securities into two categories: those held-to-maturity and those available-for-sale. The effect of adoption has resulted in an increase to shareholders' equity of $781,394 as of March 31,1994. There has been no impact on current year earnings or a restatement of previously issued financial statements in connection with the adoption of SFAS No. 115.

     The Financial Accounting Standards Board issued SFAS No. 112
- - - Employers' Accounting for Postemployment Benefits which establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement. This Statement is effective for fiscal years beginning after December 15, 1993. Sterling has determined that the adoption of this Statement will not have an effect on earnings.

     The Financial Accounting Standards Board issued SFAS No. 114
- - - Accounting by Creditors for Impairment of a Loan. This Statement, which becomes effective for fiscal years beginning after December 15, 1994, will require that impaired loans be measured based on the present value of expected future cash flows discounted at the loans's effective interest rate, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. Sterling has not completed the complex analysis required to estimate the impact of this Statement.

     The Financial Accounting Standards Board issued SFAS No. 116
- - - Accounting for Contributions Received and Contributions Made. This Statement becomes effective for financial statements issued for fiscal years beginning after December 15, 1994 and interim periods within those fiscal years. Sterling has determined that the adoption of this Statement will not affect its financial position or results of operations.

Note 2 - Earnings Per Share


       Earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding which were 2,900,357 and 2,846,542 for 1994 and 1993 respectively. Figures for 1993 were retroactively restated to reflect a 5% stock dividend paid in December 1993.

Part I - Financial Information

Sterling Financial Corporation and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Financial Condition


     Total assets at March 31, 1994 amounted to $594,548,067 compared to $545,449,698 at March 31,1993. This represents an increase of $49,098,369 or 9.0% over that period of time. The investment securities portfolio reflects a 18.2% increase or $23,729,823 during the twelve month period. Of this increase, $1,183,930 resulted due to adoption of SFAS No. 115. Certain securities were designated as available-for-sale and were
reported at fair value.   Net loans recorded a 5.6% increase of
$18,850,212.  Total assets at March 31, 1994 increased $6,664,797 or 1.1% over the $587,883,270 reported at December 31, 1993. During that period, net loans increased $6,245,626 while investment securities increased $7,887,088. Federal Funds sold decreased $3,900,000 in this period of time.

     Total deposits increased $37,914,987 or 8.1% from $470,928,292 at March 31, 1993 to $508,843,279 at March 31, 1994.
During the first three months of 1994, total deposits increased $3,163,381 from the $505,679,898 reported at December 31, 1993.
Noninterest-bearing deposits increased $15,397,433 or 28.6% from $53,830,233 at March 31, 1993 to $69,227,666 at March 31, 1994.
During the same period, interest-bearing deposits increased $22,517,554 or 5.4%. Noninterest-bearing deposits increased $1,030,243 or 1.5% during the first three months of 1994 while interest-bearing deposits increased $2,133,138 or .5%.

     Stockholders' equity increased $7,811,841 or 17.6% from the $44,402,013 reported at March 31, 1993 to $52,213,854 at March
31, 1994. There was an increase of $2,746,416 or 5.6% from the $49,467,438 reported at December 31, 1993. Contributing to these increases were net income from operations and the issuance of stock pursuant to a dividend reinvestment and stock purchase plan and an employee stock plan. Net unrealized gain on securities available-for-sale in the amount of $781,394, as a result of adoption of SFAS No. 115, also contributed to this increase. Total stockholders' equity to total assets at the end of March 31, 1994 was 8.78% compared to 8.14% for the same period 1993.
At December 31, 1993 the ratio was 8.41%.

     During 1989, federal regulatory authorities approved risk-based capital guidelines applicable to banks and bank holding companies in an effort to make regulatory capital more responsive to the risk exposure related to various categories of
assets and off-balance sheet items. These new guidelines required that banking organizations meet a minimum risk-based capital by December 31, 1992 and redefine the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of capital requirements. The components of capital are called Tier 1 and Tier 2 capital. Tier 1 capital is the shareholders' equity and Tier 2 capital is the allowance for loan losses. The risk-based capital ratios are computed by dividing the components of capital by risk-weighted assets. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet items. The guidelines require Tier 1 capital of at least 4% and total capital of 8% of risk- weighted assets. Tier 1 capital ratio was 10.35% and the total capital ratio was 11.77% at March 31, 1993 while at March 31, 1994 the Tier 1 capital ratio was 11.12% and the total capital ratio was 12.38%.

    The following table reflects the various capital ratios for the periods indicated:

                            March 31  December 31   March 31
                              1994        1993        1993
      "Statement"
    Equity Capital            8.78%       8.41%       8.14%
    Primary and
     Total Capital            9.88%       9.52%       9.15%

      "Risk-based"
    Tier 1 Capital           11.12%      10.67%      10.35%
    Total Capital            12.38%      11.92%      10.77%

     Changes in the Allowance for Loan Losses for the three months ended March 31, 1994 and 1993 were as follows:

                                    1994           1993
 Balance at January 1            $7,180,000     $5,400,000
 Provision for loan losses
  charged to operating expenses     182,000        820,000
                                  ---------      ---------
                                 $7,362,000     $6,220,000
                                  ---------      ---------
 Losses charged to allowance        162,239        155,579
 Recoveries credited to allowance    26,838         12,860
                                  ---------      ---------
 Net charge-offs                    135,401        142,719
                                  ---------      ---------
 Balance at March 31,            $7,226,599     $6,077,281
                                  =========      =========
 Allowance as a percent of
  period-end loans                  1.98%          1.76%


     The net charge-offs for the first three months of 1994 were within our expectations. In view of the economy and the current state of our loan portfolio, it is our intention to continue to add to the loan loss reserve in an amount of not less than $900,000 through operating expense. We anticipate that our loan loss reserve, as a percentage of net loans, will be in excess of 1.90% by year end.

     The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans:

                            March 31,  December 31,   March 31,
                              1994         1993         1993
Nonaccrual loans           $3,007,186  $2,960,038    $3,920,902
Accruing loans, past due
 90 days or more           $  420,322  $  522,024    $  790,770

     The general policy has been to cease accruing interest on loans when it is determined that a reasonable doubt exists as to the collectibility of additional interest. Interest income on these loans is only recognized to the extent payments are received. If interest income had been recorded on such loans for the periods indicated, such interest income would have been increased by approximately $62,997 and $82,803 at March 31, 1994 and 1993 respectively, and $267,295 at December 31, 1993. Interest income recorded on the nonaccrual loans in 1994 and 1993 was none. Potential problem loans are loans which are included as performing loans, but for which possible credit problems of the borrower causes management to have doubts as to the ability of such borrower to comply with present repayment terms and which
may eventually result in disclosure as a non-performing loan. At March 31,1994, there were commercial loans to two related borrowers aggregating $1.18 million which were considered as potential problem loans which were not included as nonaccrual loans.

     At March 31, 1994, there were no concentrations exceeding 10% of total loans. A concentration is defined as amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly affected by changes in economic or other conditions. There were no foreign loans outstanding at March 31, 1994.

    Liquidity is the ability to meet the requirements of customers for loans and deposit withdrawals in the most economical manner. Liquidity must constantly be monitored because future customer demands for funds are uncertain. The liquidity position remains relatively unchanged since December 31, 1993. Management believes that the funds available provides the liquidity to meet customer demands for funds.

Results of Operations

     The following discussion analyzes the specific components affecting the changes in net income for the periods analyzed.

Three months ended March 31, 1994 compared to three months ended
March 31, 1993

     Net income for the first quarter of 1994 amounted to $1,965,147 compared to $1,811,367 for the first quarter of 1993.
This represents an increase of $153,780 or 8.5%. On a per share basis, income was $.68 compared to $.64.

     Total interest income decreased $80,965 or .8% while total interest expense decreased $449,036 or 11.6%. Therefore, the interest differential increased $368,071. Loans increased nearly $19 million over the same period in 1993. However, lower interest rates generated a decrease of $126,798 in interest and fees on loans. Interest on deposits with banks decreased $7,749. The average daily balance on time deposits with banks was $133,276 in 1994 compared to $837,777 in 1993. Interest on federal funds sold increased $8,359 or 16.9%. The daily average of federal funds sold was $7,219,444 in 1994 compared to $6,407,222 in 1993. Income on investment securities increased $45,223 or 2% in 1994. The daily average of investment securities in 1994 was $153,109,108 compared to $128,497,707 in
1993. Adoption of SFAS No. 115 contributed in excess of $1 million to the increase in 1994 over 1993.

      Total interest expense amounted to $3,421,301 reflecting decrease of $449,036 or 11.6% over the $3,870,337 reported in 1993. Interest paid on interest-bearing deposits decreased $478,591 or 13.4% in 1994 over the same period in 1993. Although interest-bearing deposits increased, lower interest rates generated this decrease. Interest expense on other interest bearing liabilities increased $29,555 during the same period of time as a result of increased volumes in this category of liabilities.

      The provision for possible loan losses decreased $638,000 from a charge of $820,000 in 1993 to $182,000 in 1994. The provision reflects the amount deemed appropriate by management to provide an adequate reserve to meet the present and foreseeable risk characteristics of the loan portfolio.

      Total other operating income decreased $350,674 or 16.5%. An increase was reflected in income from fiduciary activities while other areas of income decreased. Income from fiduciary activities increased $20,065. Service charges on deposit accounts and other various service charges decreased $6,295. Other operating income decreased $19,754. Mortgage banking income decreased $340,690. There were gains on investment
securities of $4,000 in 1993 compared to none in 1994. The decrease in mortgage banking income was a result of the sudden and continuing increases in rates on mortgages originated and sold as well as decreased volumes of originations and subsequent sales. The period in 1993 reflected larger volumes due to refinancings. The gain on sales was not as great as the same period last year.

      Total other operating expenses rose $450,286 or 9.2% reflecting normal increases experienced through growth. Increases of $106,755 in salaries and employee benefits; $233,130 in other operating expenses, $91,745 in occupancy and furniture and equipment expense and $18,656 in FDIC insurance constitute the total increase. Contributing to the increase in other operating expenses were increases in VISA and MAC fees, postage, PA Shares tax, insurance premiums, marketing expense, education and training and various other operating expenses in the normal course of business. Two new branch facilities were added in late 1993. One of the facilities was a branch relocation. These additions contributed to the increase in occupancy and furniture and equipment expense.

      Applicable income taxes amounted to $666,258 in 1994 compared to $614,927 in 1993. The increase in taxes is due in part to increases in taxable income.


Three months ended March 31, 1994 compared to three months ended
December 31, 1993

     Net income decreased $142,955 or 6.8% in the first quarter of 1994 over the fourth quarter of 1993. Net income at March 31, 1994 was $1,965,147 compared to $2,108,102 for the quarter ending December 31, 1993. Net income on a per share basis was $.68 for the first quarter of 1994 compared to $.73 for the last quarter of 1993.

     Total interest income decreased $396,587 or 3.9%. Interest and fees on loans decreased $452,221 while interest on investment
securities increased $79,527.   Interest on other earning assets
decreased $23,893.   Earning assets increased approximately $9
million during the first three months of 1994. The most significant increase in earning assets was in the investment, securities portfolio. Although loans increased, stable and relatively lower interest rates resulted in a decrease in interest and fees on loans.

     Total interest expense decreased $214,307 or 5.9% during the first quarter of 1994. Total interest-bearing liabilities increased nearly $2.4 million in the first quarter of 1994 over the last quarter of 1993. Although interest- bearing liabilities increased, rates paid on these liabilities were somewhat lower
generating a decrease in interest expense.

     The loan loss provision for the first quarter of 1994 was $182,000 compared to $392,790 for the last quarter of 1993.

     Total other operating income decreased $500,989 in the first quarter of 1994 over the last quarter of 1993. Contributing to this decrease was a decrease in income from service charges on deposit accounts and other various service charges and fees in the amount of $148,952. Another significant contributor to the decrease was a decrease of $251,930 in mortgage banking income. Other income during the last quarter of 1993 was significantly higher due to income realized from other real estate sold.

     Total other operating expenses decreased $247,400 or 4.4% over the fourth quarter of 1993.

     Occupancy and furniture and equipment expense increased $51,106 and FDIC insurance increased $12,095. Salaries and employee benefits and other operating expense decreased $152,458 and $158,143 respectively during the first quarter 1994 over the last quarter of 1993. Incentive pay and taxes on this compensation during the last quarter of 1993 was the major contributor to salaries being greater in this period of time over the first quarter of 1994.

     Applicable income taxes were $82,124 less than those recorded for the fourth quarter of 1993 due mainly to lower taxable income.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.

     As of March 31, 1994, there were no material pending legal proceedings, other than ordinary routine litigation incidental to business, to which the Corporation or its subsidiaries are a party or of which any of their property is the subject.

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

               1. List of Subsidiaries


     (b) REPORTS ON FORM 8-K - There were no reports filed on
Form 8-K during the first quarter of 1994.






     Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Sterling Financial Corporation


Date: May 12, 1994                    By:John E. Stefan
                                         John E. Stefan
                                         Chairman of the Board,
                                         President and Chief
                                         Executive Officer

Date: May 12, 1994                    By:Jere L. Obetz
                                         Jere L. Obetz
                                         Senior Vice President/
                                         Chief Financial Officer


     LIST OF SUBSIDIARIES

     The following are the subsidiaries of Sterling Financial
Corporation:


          Subsidiary                      State of Incorporation
                                              or Organization

    Bank of Lancaster County, N.A.
    Pennsylvania (National Banking
    Association)
    1 East Main Street
    P.O. Box 0300
    Strasburg, PA  17579


    Town & Country, Inc.  (Wholly owned        Pennsylvania
    Subsidiary of Bank of Lancaster
    County, N.A.)
    640 East Oregon Road
    Lancaster, PA 17601


    Sterling Mortgage Services, Inc.           Pennsylvania
    525 Greenfield Road  P.O. Box 10608
    Lancaster, PA  17605-0608
    (Presently inactive)