Form 10-Q/A
period 1994-03-31
STERLING FINANCIAL CORP /PA/
filed 1994-05-27
CIK 811671

FORM 10-Q/A

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

Part I - Financial Information
Sterling Financial Corporation and Subsidiaries
Consolidated Balance Sheet
                               March 31, December 31,  March 31,
                                 1994       1993         1993
ASSETS                       (Unaudited)             (Unaudited)
Cash and due from banks.....$ 31,458,834$ 36,189,703$ 18,416,196
Interest-bearing deposits in
 other banks................      19,886      40,595   1,000,000
Federal funds sold..........   8,450,000  12,350,000  19,950,000
Mortgage loans held for sale   3,250,146   3,431,375        none
Investment Securities:
 Securities held to maturity
 (market value-$146,325,367;
 $151,443,866;$136,552,777). 145,466,832 146,465,280 130,622,545
 Securities available for
  sale......................   8,885,536        none        none
Loans....................... 366,817,592 360,730,048 347,858,717
  Less: Unearned Income.....  (1,160,965) (1,365,646) (2,201,620)
        Allowance for loan
         losses.............  (7,226,599) (7,180,000) (6,077,281)
                             ----------- ----------- -----------
Loans, Net.................. 358,430,028 352,184,402 339,579,816
                             ----------- ----------- -----------
Premises and Equipment......   7,664,308   7,424,265   7,486,071
Other real estate owned.....     121,082     250,608     380,000
Accrued interest receivable
  and prepaid expenses......   9,666,989   8,816,336   8,840,298
Other assets................  21,134,426  20,730,706  19,174,772
                             ----------- ----------- -----------
TOTAL ASSETS................$594,548,067$587,883,270$545,449,698
                             =========== =========== ===========

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



Sterling Financial Corporation


Date: May 27, 1994                    By:John E. Stefan
                                         John E. Stefan
                                         Chairman of the Board,
                                         President and Chief
                                         Executive Officer

Date: May 27, 1994                    By:Jere L. Obetz
                                         Jere L. Obetz
                                         Senior Vice President/
                                         Chief Financial Officer
