Form 10-Q
period 1994-06-30
STERLING FINANCIAL CORP /PA/
filed 1994-08-11
CIK 811671

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
(Mark One)
    X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1994

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

Common Stock, $5.00 Par Value-2,927,412 shares outstanding as of
July 31, 1994.

               Sterling Financial Corporation and Subsidiaries

                                    Index


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


         Consolidated Balance Sheets
         as of June 30, 1994 (Unaudited), December 31, 1993, and June 30, 1993 (Unaudited).



         Consolidated Statements of Income
         for the Three and Six Months ended June 30, 1994 and 1993 (Unaudited).


         Consolidated Statements of Cash Flows
         for the Six Months ended
         June 30, 1994 and 1993 (Unaudited).



         Notes to Consolidated Financial
         Statements (Unaudited).



Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Item 4 - Submission of Matters to a Vote of Security Holders

Item 6 - Exhibits and Reports on Form 8-K

Signature Page

List of Subsidiaries


                        Part I - Financial Information
               Sterling Financial Corporation and Subsidiaries
                         Consolidated Balance Sheets


                               June 30,  December 31,  June 30,
                                 1994        1993        1993
ASSETS                       (Unaudited)             (Unaudited)
Cash and due from banks.....$ 29,964,363$ 36,189,703$ 24,457,875
Interest-bearing deposits
 in other banks.............      10,293      40,595   1,000,000
Federal funds sold..........   9,000,000  12,350,000   3,500,000
Mortgage loans held for sale      74,456   3,431,375        none
Investment Securities:
 Securities held to maturity
  (market value-$143,774,572;
 $151,443,866;$137,520,910). 144,788,869 146,465,280 132,375,587
Securities available
 for sale...................   7,647,916        none        none
Loans....................... 376,718,918 360,730,048 368,352,300
 Less: Unearned Income......  (1,034,605) (1,365,646) (1,868,525)
       Allowance for loan
       losses...............  (7,544,625) (7,180,000) (6,705,304)
                             ----------- ----------- -----------
Loans, Net.................. 368,139,688 352,184,402 359,778,471
                             ----------- ----------- -----------
Premises and Equipment......   9,247,633   7,424,265   7,378,183
Other real estate owned.....     121,082     250,608     330,000
Accrued interest receivable
 and prepaid expenses.......  10,848,880   8,816,336  10,339,422
Other assets................  22,058,312  20,730,706  20,648,585
                             ----------- ----------- -----------
TOTAL ASSETS................$601,901,492$587,883,270$559,808,123
                             =========== =========== ===========
LIABILITIES
Deposits:
   Non-interest bearing.....$ 66,072,367$ 68,197,423$ 59,868,822
Interest-bearing............ 446,858,492 437,482,475 419,362,797
                             ----------- ----------- -----------
TOTAL DEPOSITS.............. 512,930,859 505,679,898 479,231,619
                             ----------- ----------- -----------
Interest-bearing demand notes
 issued to U.S. Treasury....   3,000,000   3,000,000   3,000,000
Other liabilities for
 borrowed money.............  19,980,730  19,410,045  19,002,326
Mortgages payable and
 capitalized lease liability.      4,595      11,188      17,434
Accrued interest payable and
 accrued expenses...........   7,266,504   5,413,784   6,936,636
Other liabilities...........   4,853,656   4,900,917   5,716,023
                             ----------- ----------- -----------
TOTAL LIABILITIES........... 548,036,344 538,415,832 513,904,038
                             ----------- ----------- -----------
STOCKHOLDERS' EQUITY
Common Stock -
  (Par Value: $5.00)
  No. Shares authorized:
     10,000,000
  No. Shares issued:
      2,914,739; 2,882,920;
      2,724,765
  No. Shares outstanding:
      2,914,739; 2,882,920;
      2,720,588.............  14,573,695  14,414,600  13,623,825
Capital Surplus.............  22,146,796  20,830,185  14,753,617
Retained Earnings...........  16,555,724  14,222,653  17,682,692
Net unrealized gain on
 securities available
 for sale...................     588,933        none        none
Less: Treasury Stock (none;
 none; 4,177 ) - at cost....        none        none    (156,049)
                             ----------- ----------- -----------
TOTAL STOCKHOLDERS' EQUITY..  53,865,148  49,467,438  45,904,085
TOTAL LIABILITIES AND        ----------- ----------- -----------
 STOCKHOLDERS' EQUITY.......$601,901,492$587,883,270$559,808,123
                             =========== =========== ===========
See accompanying notes to financial statements


                       Part 1 - Financial Information
               Sterling Financial Corporation and Subsidiaries
                Consolidated Statements of Income (Unaudited)
                            Three Months Ended  Six Months Ended
                                 June 30,           June 30,
                              1994     1993      1994       1993
INTEREST INCOME
Interest and fees on
 loans...............$ 7,952,266$ 7,817,089$15,446,417$15,438,038
Interest on deposits
 in other banks......        603     10,025      1,349     18,520
Interest on federal
 funds sold..........     26,082     23,132     83,765     72,456
Interest and dividends
 on investment
 securities:
Taxable............... 1,620,690  1,557,494  3,216,546  3,177,496
Tax-exempt............   607,834    554,862  1,224,955  1,101,444
Dividends on stock....    45,101     46,724     89,715     92,058
                      ---------- ---------- ---------- ----------
TOTAL INTEREST INCOME.10,252,576 10,009,326 20,062,747 19,900,012
                      ---------- ---------- ---------- ----------
INTEREST EXPENSE
Interest on time
 certificates of
 deposit of $100,000
 or more..............   117,253    132,569    213,883    250,651
Interest on all other
 deposits............. 3,022,185  3,358,251  6,027,884  6,821,089
Interest on demand
 notes issued to the
 U.S. Treasury........    17,810     13,509     35,346     31,587
Interest on federal
 funds purchased......     1,836       none      1,836       none
Interest on other
 borrowed money.......   308,420    269,460    609,581    536,730
Interest on mortgage
 indebtedness and
 obligations under
 capitalized leases...       186      1,121        461      5,190
                      ---------- ---------- ---------- ----------
TOTAL INTEREST EXPENSE.3,467,690  3,774,910  6,888,991  7,645,247
                      ---------- ---------- ---------- ----------
NET INTEREST INCOME... 6,784,886  6,234,416 13,173,756 12,254,765
Provision for loan
 losses...............   425,000    748,000    607,000  1,568,000
                      ---------- ---------- ---------- ----------
NET INTEREST INCOME
 AFTER PROVISION FOR
 LOAN LOSSES.......... 6,359,886  5,486,416 12,566,756 10,686,765
                      ---------- ---------- ---------- ----------
OTHER OPERATING INCOME
Income from fiduciary
 activities...........   179,106    148,731    346,988    296,548
Service charges on
 deposit accounts.....   453,992    481,353    894,531    929,895
Other service charges,
 commissions and fees.   378,666    403,874    697,691    721,191
Mortgage banking
 income...............   104,714    547,513    388,085  1,171,574
Other operating income.  593,581    602,151  1,160,892  1,189,216
Investment securities
 gains and (losses)...      none      3,160       none      7,160
                       ---------  --------- ---------- ----------
TOTAL OTHER OPERATING
 INCOME............... 1,710,059  2,186,782  3,488,187  4,315,584
                       ---------  --------- ---------- ----------
OTHER OPERATING
 EXPENSES
Salaries and employee
 benefits............. 3,016,756  2,820,719  5,898,169  5,595,377
Net occupancy expense....368,128    332,830    762,744    663,519
Furniture and
 equipment expense....   351,906    303,183    687,163    610,622
FDIC insurance
 assessment...........   278,494    259,838    556,987    519,675
Other operating
 expenses............. 1,372,705  1,443,842  2,836,519  2,674,526
                       ---------  --------- ---------- ----------
TOTAL OTHER OPERATING
 EXPENSES............. 5,387,989  5,160,412 10,741,582 10,063,719
                       ---------  --------- ---------- ----------
Income before income
 taxes................ 2,681,956  2,512,786  5,313,361  4,938,630
Applicable income
 taxes................   685,689    641,955  1,351,947  1,256,882
                       --------- ---------- ---------- ----------
NET INCOME............$1,996,267 $1,870,831$ 3,961,414$ 3,681,748
                       =========  ========= ========== ==========
Earnings per common share:
 Net Income...........$      .69 $      .66$      1.36$      1.29

Cash dividends declared
 per common share.....$      .28 $      .26$       .56$       .52

See accompanying notes to financial statements

                       Part I - Financial Information
               Sterling Financial Corporation and Subsidiaries
              Consolidated Statements of Cash Flows (Unaudited)


                                            Six Months Ended
                                                June 30,
                                            1994         1993
Cash Flows from Operating Activities
 Net Income............................$ 3,961,414  $  3,681,748
 Adjustments to reconcile net income
  to net cash provided by/(used in)
  operating activities:
 Depreciation..........................    512,102       489,140
 Provision for possible loan and lease
  losses...............................    607,000     1,568,000
(Gain) loss on sale of property and
  equipment............................     (1,352)         none
(Gain) loss on maturities/sales of
  investment securities................       none        (7,160)
(Gain) loss on sale of mortgage
  loans...............................    (212,062)   (1,041,278)
 Proceeds from sales of mortgage loans  18,770,711    18,772,483
 Origination of mortgage loans held
  for sale............................ (15,201,730)  (17,731,205)
 Change in operating assets and
  liabilities:
(Increase) decrease in accrued
  interest receivable and
  prepaid expenses....................  (2,032,544)   (2,228,568)
(Increase) decrease in other assets...  (1,198,080)   (1,231,786)
 Increase (decrease) in accrued
  interest payable and accrued
  expenses............................   1,549,331     1,451,020
 Increase (decrease) in other
  liabilities.........................     (47,261)      717,311
                                       -----------   -----------
Net cash provided by/(used in)
 operating activities.................   6,707,529     4,439,705
Cash Flows from Investing Activities
Proceeds from interest-bearing deposits
 in other banks.......................  39,184,752       900,000
Purchase of interest-bearing deposits
 in other banks....................... (39,154,450)   (1,000,000)
Proceeds from maturities of investment
 securities...........................  17,890,503    17,537,436
Purchase of investment securities..... (22,969,686)  (21,402,386)
Federal funds sold, net...............   3,350,000      (300,000)
Net loans and leases made to customers (16,562,286)  (18,217,907)
Purchases of premises and equipment...  (2,547,429)     (283,459)
Proceeds from sale of premises and
 equipment............................     213,311         8,125
                                       -----------   -----------

Net cash provided by/(used in)
 investing activities................. (20,595,285)  (22,758,191)
Cash Flows from Financing Activities
Net increase (decrease) in demand
 deposits, NOW and savings accounts...  (6,040,083)    9,725,233
Net increase (decrease) in time
 deposits.............................  13,291,044    (3,677,112)
Proceeds from borrowings..............  25,375,000    12,419,000
Repayments of borrowings.............. (24,804,315)   (8,139,646)
Repayments of mortgages payable and
 capitalized lease liability..........      (6,593)     (201,052)
Proceeds from issuance of common stock   1,475,706       747,735
Cash dividends paid...................  (1,628,343)   (1,412,449)
Acquisition of treasury stock.........        none      (224,049)
Proceeds from issuance of treasury
 stock................................        none       316,759
                                       -----------    ----------
Net cash provided by/(used in)
 financing activities.................   7,662,416     9,554,419
Increase (decrease) in cash and due
 from banks...........................  (6,225,340)   (8,764,067)
Cash and due from banks:
Beginning.............................  36,189,703    33,221,942
                                       -----------   -----------
Ending................................$ 29,964,363  $ 24,457,875
                                       ===========   ===========
Supplemental Disclosure of Cash Flow Information:
Cash payments for:
 Interest paid to depositors and on
  borrowed money......................$  7,014,597  $  7,862,729
 Income taxes.........................   1,660,000     1,845,000

Supplemental Schedule of Noncash
 Investing and Financing Activities:
Other Real Estate acquired in
 settlement of loans..................       none         20,000

See accompanying notes to financial statements

                       Part I - Financial Information

Sterling Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements of Sterling Financial Corporation (Sterling) have been prepared in accordance with generally accepted accounting principles for interim financial information.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ended
December 31, 1994.

     The consolidated financial statements of Sterling include the accounts of the accounts of its wholly owned subsidiary, Bank of Lancaster County, N.A. and its wholly owned subsidiary, Town & Country, Inc. All significant intercompany transactions are eliminated in the consolidation.

     Effective January 1, 1993, Sterling adopted Statement of Financial Accounting Standards No. 106 - Employer's
Accounting for Postretirement Benefits Other Than Pensions.
Under SFAS No. 106, the cost of postretirement benefits other than pensions must be recognized on an accrual basis as employees perform services to earn the benefits.
This is a significant change from the previous generally accepted practice of accounting for these benefits which was on a cash basis. The accumulated postretirement benefit obligation at the date of adoption (the "transition obligation") could have been recognized in operations as the cumulative effect of an accounting change in the period of adoption, which would have resulted in an actuarially determined pre-tax charge to earnings of approximately $1,047,756, or its recognition could be delayed by amortizing the obligation over future periods as a component of the postretirement benefit cost. Sterling adopted SFAS No. 106 by recognizing the transition on a delayed basis. The net periodic postretirement benefit cost was $212,339 for the year 1993. It has been determined that the cost for 1994 will be $231,222.

     The Financial Accounting Standards Board issued SFAS No. 109
- - - Accounting for Income Taxes. This Statement changes the method of accounting for income taxes. SFAS No. 109 was retroactively applied in 1993 and resulted in a decrease of $310,000 in retained earnings beginning January 1, 1991. Earnings after this date have not been restated since the change is not considered material.

     Effective January 1, 1994, Sterling adopted Statement of Financial Accounting Standards No. 115 - Accounting for
Certain Investments in Debt and Equity Securities. SFAS No. 115 requires that these securities be classified into one of three categories: held-to-maturity, available-for-sale or trading. Specific accounting treatments apply to each of the three categories. Securities held-to-maturity will be reported at amortized cost, trading securities are reported at fair value with unrealized gains and losses included in earnings and available-for-sale will be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity.
Sterling has segregated its investment securities into two categories: those held-to-maturity and those available-for-sale. The effect of adoption has resulted in an increase to shareholders' equity of $588,933 as of June 30,1994. There has been no impact on current year earnings or a restatement of previously issued financial statements in connection with the adoption of SFAS No. 115.

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

Note 2 - Earnings Per Share

     Earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding which were 2,907,587 and 2,852,033 for 1994 and 1993 respectively. Figures for 1993 were retroactively restated to reflect a 5% stock dividend paid in December 1993.
                       Part I - Financial Information

Sterling Financial Corporation and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Financial Condition

     Total assets at June 30, 1994 amounted to $601,901,492 which represents an increase of 7.5% over the $559,808,123 reported at June 30, 1993. Total assets at June 30, 1994 increased
$14,018,222 or 2.4% over the $587,883,270 reported at December
31, 1993.

     The investment securities portfolio reflects a 15.2% increase or $20,061,198 during the twelve month period June
30, 1993 to June 30, 1994. Of this increase, $892,322 resulted due to adoption of SFAS No. 115. Effective January
1, 1994, Sterling adopted Statement of Financial Accounting Standard No. 115 - Accounting for Certain Investments in
Debt and Equity Securities. SFAS No. 115 requires that these securities be classified into one of three categories: held-to-maturity, available-for-sale or trading. Specific accounting treatments apply to each of the three categories. Securities held-to-maturity will be reported at amortized cost, trading securities are reported at fair value with unrealized gains and losses included in earnings and available-for-sale will be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. Sterling has segregated its investment securities into two categories: those held-to-maturity and those available-for-sale. The effect of adoption has resulted in an increase to shareholders' equity of $588,933 as of June 30, 1994. During the first six months of 1994, there was an increase of $5,971,505 or 4.1% from the $146,465,280 reported at December 31, 1993.

     Net loans have grown from $352,184,402 to $368,139,688
during the six month period ended June 30, 1994. This represents an increase of 4.5% since December 31, 1993. Net loans increased from $359,778,471 at June 30, 1993 to $368,139,688 at June 30, 1994. This represents an increase of $8,361,217 or 2.3%.

     Total deposits increased $33,699,240 or 7% from $479,231,619 at June 30, 1993 to $512,930,859 at June 30,
1994. During the first six months of 1994, total deposits increased $7,250,961 from the $505,679,898 reported at December 31, 1993. Noninterest-bearing deposits increased
$6,203,545 or 10.4% from $59,868,822 at June 30, 1993
to $66,072,367 at June 30, 1994. During the same period, interest-bearing deposits increased $27,495,695 or 6.5%.
Noninterest-bearing deposits decreased $2,125,056 or 3.1% during the first six months of 1994 while interest-bearing deposits increased $9,376,017 or 2.1%.

     Stockholders' equity increased $7,961,063 or 17.3% from the $45,904,085 reported at June 30, 1993 to $53,865,148 at June 30,
1994. There was an increase of $4,397,710 or 8.9% from the $49,467,438 reported at December 31, 1993. Contributing to these increases were net income from operations and the issuance of stock pursuant to a dividend reinvestment and stock purchase plan and an employee stock plan. Net unrealized gain on securities available-for-sale in the amount of $588,933 at June 30, 1994, as a result of adoption of SFAS No. 115, also contributed to this increase. Total stockholders' equity to total assets at the end of June 30, 1994 was 8.95%
compared to 8.20% for the same period 1993. At December 31, 1993 the ratio was 8.41%.

     During 1989, federal regulatory authorities approved risk-based capital guidelines applicable to banks and bank holding companies in an effort to make regulatory capital more responsive to the risk exposure related to various categories of assets and off-balance sheet items. These new guidelines required that banking organizations meet a minimum risk-based capital by December 31, 1992 and redefine the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of capital requirements. The components of capital are called Tier 1 and Tier 2 capital. Tier 1 capital is the shareholders' equity and Tier 2 capital is the allowance for loan losses. The risk-based capital ratios are computed by dividing the components of capital by risk-weighted assets. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet items. The guidelines require Tier 1 capital of at least 4% and total capital of 8% of risk-weighted assets. Tier 1 capital ratio was 10.19% and the total capital ratio was 11.67% at June 30, 1993 while at June
30, 1994 the Tier 1 capital ratio was 11.00% and the total capital ratio was 12.26%.

     The following table reflects the various capital ratios for the periods indicated:
                                 June 30,  December 31, June 30,
                                    1994       1993        1993

      "Statement"
    Equity Capital                 8.95%       8.41%      8.20%
    Primary and
     Total Capital                10.08%       9.52%      9.29%

      "Risk-based"
    Tier 1 Capital                11.00%      10.67%     10.19%

    Total Capital                 12.26%      11.92%     11.67%

     Changes in the Allowance for Loan Losses for the six months ended June 30, 1994 and 1993 were as follows:

                                       1994         1993

    Balance at January 1           $ 7,180,000  $ 5,400,000
    Provision for loan losses
     charged to operating expenses     607,000    1,568,000
                                   -----------  -----------
                                   $ 7,787,000  $ 6,968,000
                                   -----------  -----------
    Losses charged to allowance        287,841      326,014
    Recoveries credited to allowance    45,466       63,318
                                   -----------  -----------
    Net charge-offs                    242,375      262,696
                                   -----------  -----------
    Balance at June 30,            $ 7,544,625  $ 6,705,304
                                   ===========  ===========

    Allowance as a percent of
     period-end loans                    2.01%        1.83%


     The net charge-offs for the first six months of 1994 were within our expectations. In view of the economy and the current state of our loan portfolio, it is our intention to continue to add to the loan loss reserve in an amount of not less than $300,000 through operating expense. We anticipate that our loan loss reserve, as a percentage of net loans, will be in excess of 1.90% by year end.

     The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans:
                               June 30, December 31, June 30,
                                1994      1993        1993

Nonaccrual loans             $2,770,677 $2,960,038 $3,612,712
Accruing loans, past due 90
 days or more                $  740,890 $  522,024 $  869,072

     The general policy has been to cease accruing interest on loans when it is determined that a reasonable doubt exists as to the collectibility of additional interest. Interest income on these loans is only recognized to the extent payments are received. If interest income had been recorded on such loans for the periods indicated, such interest income would have been increased by approximately $133,381 and $165,772 at June 30, 1994 and 1993 respectively, and $267,295 at
December 31, 1993. Interest income recorded on the nonaccrual loans in 1994 and 1993 was none. Potential problem loans are loans which are included as performing loans, but for which possible credit problems of the borrower causes management to have doubts as to the ability of such borrower to comply with present repayment terms and which may eventually result in disclosure as a non-performing loan. At June 30,1994, there was one commercial loan totalling
$484,000 which was considered a potential problem loan which was not included as a nonaccrual loan.

     At June 30, 1994, there were no concentrations exceeding 10% of total loans. A concentration is defined as amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly affected by changes in economic or other conditions. There were no foreign loans outstanding at June 30, 1994.

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

Three months ended June 30, 1994 compared to three months ended
June 30, 1993

     Net income for the second quarter of 1994 amounted to $1,996,267 compared to $1,870,831 for the second quarter of 1993. This represents an increase of $125,436 or 6.7%. On a per share basis, income was $.69 compared to $.66.

     Total interest income increased $243,250 or 2.4% while total interest expense decreased $307,220 or 8.1%.
Increased volumes in loans was primarily responsible for an increase in interest and fees of $135,177 or 1.7% over 1993. Interest on deposits with banks decreased $9,422, while interest on federal funds sold increased $2,950 or 12.8%. Income on investment securities increased $114,545 or 5.3% in 1994 as a result of increased volumes of various investment securities. Increased volumes in loans and investment securities was the primary reason for the increase in interest income.

      Total interest expense amounted to $3,467,690 compared to $3,774,910. This represents a decrease of $307,220 or 8.1%. Interest paid on time certificates of deposit of $100,000 or more decreased $15,316 or 11.6% in 1994 over the same period in 1993, while interest paid on all other deposits decreased $336,066 or 10%. Interest expense on other interest bearing liabilities increased $44,162 during the same period of time. Even though deposits increased over this period of time, lower interest rates paid on deposits was the primary factor for the decrease in interest expenses.

      The provision for possible loan losses decreased $323,000 from a charge of $748,000 in 1993 to $425,000 in
1994. The provision reflects the amount deemed appropriate by management to provide an adequate reserve to meet the present and foreseeable risk characteristics of the loan portfolio.

      Total other operating income decreased $476,723 or 21.8%. An increase was reflected in income from fiduciary activities while other areas of income decreased. Income from fiduciary activities increased $30,375. Service charges on deposit accounts and other various service charges decreased $52,569. Other operating income decreased $8,570.
Mortgage banking income decreased $442,799. There were gains on investment securities of $3,160 in 1993 compared to none in 1994. The decrease in mortgage banking income was a result of the sudden and continuing increases in rates on mortgages originated and sold, as well as decreased volumes of originations and subsequent sales. The period in 1993 reflected larger volumes due to refinancings. The gain on sales was not as great as the same period last year.

      Total other operating expenses increased $227,577 or 4.4%.
Increases of $196,037 in salaries and employee benefits; $84,021 in occupancy and furniture and equipment expense; $18,656 in FDIC insurance assessment; and a decrease of $71,137 in other operating expenses constitute the total increase. Two new branch facilities were added in late 1993. One of the facilities was a branch relocation. These additions contributed to the increase in occupancy and furniture and equipment expense.

      Applicable income taxes increased $43,734 due in part to increased taxable income. The effective tax rate was 25.6% for the second quarter of 1994 compared to 25.5% for 1993.

Six  months ended June 30, 1994 compared to six months ended June
30, 1993

     Net income decreased from $3,681,748 in June 30, 1993 to $3,961,414 in June 30, 1994. This represents an increase of $279,666 or 7.6%. Net income on a per share basis was $1.36 for six months ended June 30, 1994 compared to $1.29 for the same period 1993. Sterling's return on average assets was 1.35% for 1994 compared to 1.36% for 1993. Return on average stockholders' equity was 15.18% and 16.55% respectively for 1994 and 1993.

     Total interest income increased $162,735 or .8%. Earning assets increased $33,012,565 or 6.5%. Loans increased approximately $8.4 million or 2.3%, while securities increased nearly $20 million or 15.2% over the same period last year. Increased volumes generated the increase in interest income. Interest and fees on loans increased
$8,379. Interest on deposits with banks decreased $17,171 while interest on federal funds sold increased $11,309.
Interest on investment securities increased $160,218. The daily average balance on time deposits with banks was $80,100 in 1994 compared to $919,337 in 1993. During this time the daily average balance of federal funds sold increased from $4,732,320 in 1993 to $4,878,453 in 1994. The daily average balance of investment securities was $153,860,476 at June 30, 1994 and $130,805,348 at June 30, 1993.

     Total interest expense amounted to $6,888,991 reflecting a decrease of $756,256 or 9.9% from the $7,645,247 reported in 1993. Interest-bearing deposits increased 6.6%.
However, lower interest rates paid on deposits resulted in a decrease in interest expense of $829,973 or 11.7%.
Interest paid on other interest-bearing liabilities increased $73,717 primarily as a result of increased borrowings by Town & Country, Inc. for leasing operations.

     The provision for loan loss decreased $961,000 in 1994 over 1993. The provision for loan losses is based upon the monthly review of the loan portfolio.

     Total other operating income decreased $827,397 during the first six months of 1994 over the same period in 1993. Contributing to this decrease was a decrease in income from service charges on deposit accounts and other various service charges and fees in the amount of $58,864. Another significant contributor to the decrease was a decrease of $783,489 in mortgage banking income due to rising interest rates as well as decreased volumes in originations. Other income decreased $28,324 during this period of time while income from fiduciary activities increased $50,440.

     Total other operating expenses rose $677,863 or 6.7% reflecting normal increases experienced through growth. Increases in employee related expenses of $302,792; $175,766 in occupancy and furniture and equipment expense; $37,312 in FDIC insurance assessment and $161,993 in other expenses comprise the increase in total other operating expenses. Contributing to the increase in other operating expenses were increases in marketing expense, education and training, MAC fees, printing and supplies, postage and various other operating expenses in the normal course of business. Two new branch facilities were added in late 1993. One of the facilities was a branch relocation.
These additions contributed to the increase in occupancy and furniture and equipment expense.

     Applicable income taxes amounted to $1,351,947 in 1994 compared to $1,256,882 in 1993. The increase in taxes is due in part to increases in taxable income. The effective tax rate was 25.4% and 25.5% respectively for 1994 and 1993.


Three Months ended June 30, 1994 compared to three months ended
March 31, 1994

     Net income increased $31,120 or 1.6% in the second quarter of 1994 over the first quarter of 1994. Net income for the three months ended June 30, 1994 was $1,996,267 compared to $1,965,147 for the three months ended
March 31, 1994.

     Total interest income increased $442,405 or 4.5% while total interest expense increased $46,389 or 1.4%.
This resulted in an increase in net interest income of $396,016.
Earning assets increased $5,350,460 or 1% while interest-bearing liabilities increased $7,600,117 or 1.6%. Both interest income and interest expense increased due to this increased volumes as well as rising interest rates.

     The loan loss provision increased $243,000 over the first quarter of 1994.

     Total other operating income decreased $68,069 or 3.8% over the first quarter. Various service charges, commissions and fees increased $73,094 while income from fiduciary activities increased $11,224 and other income increased $26,270. The major contributor to the decrease in total other operating income was a decrease of $178,657 in mortgage banking income due to rising interest rates as well as decreased volumes in originations.

     Total other operating expenses increased $34,396 or .6% over the first quarter. There was an increase of $135,343 in employee related expenses while occupancy and furniture and equipment expenses decreased $9,839 and other expenses decreased $91,108.

     Applicable income taxes increased $19,431 over the first quarter as a result of an increase in taxable income.
                         PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.

     As of June 30, 1994, there were no material pending legal proceedings, other than ordinary routine litigation incidental to business, to which the Corporation or its subsidiaries are a party or of which any of their property is the subject.

Item 4 - Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders of Sterling Financial
Corporation was held on May 3, 1994. The following individuals were elected to Sterling's Board of Directors to hold office for a term of three years:

               Nominee             In Favor            Withheld
         Robert H. Caldwell       2,181,706              4,587
         J. Robert Hess           2,180,310              5,983

     There are seven continuing directors whose terms of office will expire at the 1995 or 1996 Annual Meeting. They are as follows:

               Richard H. Albright, Jr.      E. Glenn Nauman
               John E. Burkholder            John E. Stefan
               Howard E. Groff, Jr.          Glenn R. Walz
               Calvin G. High


     The results of the voting on the following additional item were as follows:

          Proposal to ratify the selection of Trout, Ebersole &
          Groff as the Corporation's independent certified public accountants for the year ending December 31, 1994

            In Favor           Opposed           Abstained
           2,162,712            6,859              16,718

Item 6 - Exhibits and Reports on Form 8-K

     (a) EXHIBITS

               1. List of Subsidiaries


     (b) REPORTS ON FORM 8-K - There were no reports filed on
         Form 8-K during the second quarter of 1994.




                                 Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Sterling Financial Corporation


Date: August 11, 1994              By: John E. Stefan
                                       John E. Stefan
                                       Chairman of the Board,
                                       President and
                                       Chief Executive Officer

Date: August 11, 1994              By: Jere L. Obetz
                                       Jere L. Obetz
                                       Senior Vice President/
                                       Chief Financial Officer




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