Form 10-K/A
period 1993-12-31
STERLING FINANCIAL CORP /PA/
filed 1994-11-03
CIK 811671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10 - K A
                                Ammendment # 1
(Mark One)
   X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1993
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
                             Table of Contents

                                                                   Page
    Part I

     Item 1.  Business.............................................  1

     Item 2.  Properties...........................................  4

     Item 3.  Legal Proceedings....................................  4

     Item 4.  Submission of Matters to a Vote of Security Holders..  4

    Part II

     Item 5.  Market for the Registrant's Common Equity and
              Related Stockholder Matters..........................  5

     Item 6.  Selected Financial Data..............................  6

     Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations..................  7

     Item 8.  Financial Statements and Supplementary Data.......... 22

     Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.................. 45

   Part III

     Item 10. Directors and Executive Officers of the Registrant... 46

     Item 11. Executive Compensation............................... 46

     Item 12. Security Ownership of Certain Beneficial Owners and
              Management........................................... 46

     Item 13. Certain Relationships and Related Transactions....... 46

   Part IV

     Item 14. Exhibits, Financial Statement Schedules and Reports
              on Form 8-K.......................................... 47

   Signatures...................................................... 48


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

     Bank of Lancaster County provides a full range of banking services.
These include demand, savings and time deposit services, NOW (Negotiable Order of Withdrawal) accounts, money market accounts, safe deposit boxes, VISA credit card, and a full spectrum of personal and commercial lending activities. The Bank maintains correspondent relationships with major banks in New York and Philadelphia. Through these correspondent relationships, the Bank can offer a variety of collection and international services.

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

     The Bank and its subsidiaries are subject to intense competition in all respects and areas of their business from banks and other financial institutions including savings and loan associations, finance companies, credit unions and other providers of financial services. There are 15 full-service commercial banks with offices in Lancaster County with some of these banks having branches located throughout the County. The banks range in asset size from approximately $112 million to over $29 billion. Of these banks, eight (8) exceed $700 million in assets and seven (7) of the eight (8) exceed $1.3 billion in total assets. Four (4) banks in our trade area exceed $3.8 billion. Several banks are part of bank holding companies. One bank is part of a bank holding company that has assets in excess of $36 billion while another bank is part of a bank holding company that has over $23 billion in assets. Due to our location, we are in direct competition with the larger banks as well as a number of smaller banks. As of December 31, 1993, the Bank ranked, as measured by total deposits, as the fourth largest in county market share of the banks doing business in Lancaster County. The Bank is not, however, the fourth largest bank in Lancaster County. As of December 31, 1993, the Bank had total assets of over $587 million and ranked ninth on this basis among the commercial banks with offices located in Lancaster County.

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

 *Figures prior to 1993 were retroactively restated for various stock dividends, a three-
  for-two stock split on November 30, 1992 and for comparative purposes.

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

Results of Operations Summary

     Net income for 1993 was $7,802,000, an increase of $959,000 or 14% over the $6,843,000 earned in 1992. The results of 1992 were $939,000 or 15.9% higher than the $5,904,000 reported in 1991. Earnings per share on net income amounted to $2.72, $2.43, and $2.12 for the years ended 1993, 1992 and 1991 respectively. Earnings per share were computed by dividing net in number of shares of common stock outstanding which were 2,864,200, 2,817,651 and 2,775,778 for 1993, 1992 and 1991 respectively. Figures prior to 1993 were retroactively restated to reflect a three-for-two stock split in the form of a 50% stock dividend paid in 1992 and a 5% stock dividend paid in December 1993.

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


Table 1 - Distribution of Assets, Liabilities and Stockholders' Equity
          Interest Rates and Interest Differential-Tax Equivalent Yields (Unaudited)

                                           Years ended December 31,                                   1993
                                      1993                     1992                   1991
                            Average          Annual  Average          Annual  Average         Annual
                            Balance  Interest Rate   Balance  Interest Rate   Balance Interest Rate
Assets                                                 (Dollars in Thousands)
Interest bearing deposits
  with banks................$   690 $    27  3.84% $  1,366 $    89  6.52% $  4,820 $  351  7.28%
Federal Funds sold..........  6,234     191  3.07%    6,279     220  3.50%    7,481    422  5.64%
Investment securities:
  U.S. Treasury securities.. 21,447   1,253  5.84%   16,782   1,129  6.73%    9,997    813  8.13%
  U.S. Government agencies.. 21,832   1,458  6.68%   26,387   2,027  7.68%   22,634  1,963  8.67%
  State and Municipal
   securities............... 37,451   3,440  9.18%   30,271   3,041 10.05%   28,002  2,928 10.46%
  Other securities.......... 52,941   3,726  7.04%   44,642   3,463  7.76%   35,534  3,056  8.60%
                            -------  ------  ----- -------- ------- ------  ------- ------ ------
Total investment securities 133,671   9,877  7.39%  118,082   9,660  8.18%   96,167  8,760  9.11%
Loans:
  Commercial............... 195,562  16,327  8.35%  172,097  15,649  9.09%  162,191 17,266 10.65%
  Consumer.................  99,761   8,878  8.90%   96,854   9,464  9.77%   89,874  9,951 11.07%
  Mortgages................  27,714   2,490  8.99%   28,932   2,767  9.56%   31,589  3,149  9.97%
  Leases...................  34,533   3,658 10.59%   31,321   3,702 11.82%   32,042  4,111 12.83%
                           --------  ------ ------  ------- ------- ------  ------- ------ ------
Total loans................ 357,570  31,353  8.77%  329,204  31,582  9.59%  315,696 34,477 10.92%
                           --------  ------ ------  ------- ------- ------  ------- ------ ------
Total earning assets....... 498,165  41,448  8.32%  454,931  41,551  9.13%  424,164 44,010 10.38%
Allowance for loan losses..  (5,984)                (4,969)                 (3,848)
Cash and due from banks....  26,863                 24,382                  21,029
Other non-earning assets...  36,172                 36,095                  30,143
                           --------                -------                 -------
Total non-earning assets...  57,051                 55,508                  47,324
                           --------  ------ ------  ------- ------- ------  ------- ------ ------
Total assets...............$555,216$ 41,448  7.47%$510,439 $ 41,551  8.14%$471,488 $44,010  9.33%
                            ====================== ======================= ======================
Liabilities and Stockholders' Equity
Deposits:
  Demand deposits
   Noninterest-bearing.....$ 57,869$      0  0.00%$ 50,601 $      0  0.00%$ 44,721 $     0  0.00%
  Demand deposits
   Interest-bearing........ 211,406   5,484  2.59% 184,959    6,207  3.36% 154,564   7,331  4.74%
  Savings deposits.........  45,302   1,222  2.70%  34,927    1,199  3.43%  27,914   1,358  4.87%
  Time deposits............ 163,497   7,085  4.33% 175,590    9,423  5.37% 186,968  12,929  6.92%
                           --------  ------ ------ -------   ------ ------ -------  ------ ------
Total deposits............. 478,074  13,791  2.88% 446,077   16,829  3.77% 414,167  21,618  5.22%

Other borrowed funds.......  20,367   1,251  6.15%  13,659      989  7.24%  12,803   1,175  9.17%
Other liabilities..........  10,613                 10,439                   9,022
Stockholders' equity.......  46,162                 40,264                  35,496
                           --------  ------ ------ -------   ------ ------ -------  ------ ------
Total liabilities and
  Stockholders' equity.....$555,216$ 15,042  2.71%$510,439$  17,818  3.49%$471,488$ 22,793  4.83%
                           ======================= ======================= ======================
Net interest income/
 Average total assets......        $ 26,406  4.76%        $  23,733  4.65%        $ 21,217  4.50%
Net interest income/
 Average earning assets....        $ 26,406  5.30%        $  23,733  5.22%        $ 21,217  5.00%


     Net interest income on a fully taxable equivalent increased by $2,673,000 in 1993 compared to an increase of $2,516,000 in 1992. Table 2 indicates that of the increase in 1993, $2,872,000 was the result of increased volumes while $199,000 of the increase was the result of overall rate decreases. Likewise, the increase in 1992 was a result of increased volumes totaling $2,078,000 while $438,000 of the increase was a result of rate decreases.

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

     Interest-bearing deposits, on average, grew nearly $25 million in 1993. However, the lower cost of funds reflect a decrease in interest expense.

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

     In 1990 the Bank of Lancaster County began originating and selling qualified residential mortgage loans in the secondary market. All mortgages sold were originated by the Bank's network of 20 branches within its market area. All mortgages sold were purchased by the Federal Home Loan Mortgage Corporation (Freddie Mac), with the Bank retaining all mortgage servicing rights. No mortgages have been acquired from third parties, nor have any servicing rights been purchased. The Bank's mortgage servicing portfolio totaled $132 million as of December 31, 1993.

     1993 was an outstanding year for the bank's mortgage banking operation, with $72.2 million in mortgage sales from the Bank's marketplace. These operations contributed $2.4 million of other income in 1993, as opposed to $1.5 million or $.9 million in 1992 and 1991, respectively. The falling interest rate environment through most of this period resulted in extraordinary volumes of mortgage refinancings, coupled with a strong local market for real estate sales. An estimated 65% of this volume involved mortgage refinancings. Because of rising interest rates, the Bank does not expect this trend to continue.

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
               ======== ====== ======== ====== ======== ======  ======= ====== ======== ======

Loans

Table 5 - Loan Portfolio

     The following table sets forth the composition of Sterling Financial Corporation's loan portfolio as of the dates indicated:

                                                      December 31,
                                1993         1992         1991         1990         1989
                                                 (Dollars in thousands)
Commercial, financial and
  agricultural..............$  191,431   $  172,482   $  152,726   $  144,837   $  127,641
Real estate-construction...     10,265       16,044       12,147        9,330        7,582
Real estate-mortgage.......     22,335       30,445       31,943       35,109       39,988
Consumer...................    101,256       99,444       94,404       96,298       89,223
Lease financing (net of
  unearned income).........     35,443       32,768       31,283       31,358       29,171
                            ----------   ----------   ----------   ----------   ----------
Total loans.................$  360,730   $  351,183   $  322,503   $  316,932   $  293,605
                            ==========   ==========   ==========   ==========   ==========

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


Table 7 - Nonaccrual, Past Due and Restructured Loans

     The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans:

                                                          December 31,
                                       1993       1992         1991       1990         1989
                                                                  (Dollars in Thousands)
Nonaccrual loans....................$  2,960   $  4,129     $  1,414    $    631      $   585
Accruing loans, past due
  90 days or more....................    522        519          409         540          299
                                    --------   --------     --------    --------      -------
Total non-performing loans..........$  3,482      4,648        1,823       1,171          884
Other real estate owned..............    251        360          250         350          400
                                    --------   --------     --------    --------      -------
Total non-performing assets.........$  3,733   $  5,008     $  2,073    $  1,521      $ 1,284
                                    ========   ========     ========    ========      =======
Ratios:
  Non-performing loans to
     total loans....................    .97%      1.33%         .57%        .38%         .31%
  Non-performing assets to
     total loans and other
     real estate owned..............   1.04%      1.44%         .65%        .49%         .45%
  Non-performing assets to
     total assets...................    .63%       .92%         .42%        .33%         .31%
  Allowance for loan losses to
     non-performing loans...........  206.2%     116.1%       241.4%      288.2%       339.4%

     As with the rest of the nation, economic conditions within the Corporation's operating area deteriorated during the 1991-1992 time frame.
The unemployment rate for Lancaster County, the Corporation's primary market area, was 5.8% at December 31, 1991. For the most part, corporate profits were down in 1992 compared to 1991. Although the unemployment rate improved to 4.8% at December 31, 1992, the rate of unemployment reached 6% levels at times during the year.
Loan delinquency as a percent of loans outstanding was 2.4% at December 1992 compared to 1.39% at December 31, 1991. At the same time, the Corporation experienced an increase in non-performing loans as a result of local economic conditions. In the fall of 1992, the Corporation reached a decision to expand and improve the loan review process. Additional loans were placed on a nonaccrual status and the Corpation's funding of the loan loss provision remained high. The unemployment rate in Lancaster County in December 1993 improved to 4.5% which was lower than the State (6.3%) and national (6.4%) levels. Loan delinquency as a percent of loans outstanding at December 1993 improved to 1.45%.
Earlier recognition of potential loan problems has led to reduced charge-offs for 1993 compared to 1992. At the same time, the Corporation experienced a decrease in non-performing assets.

     A significant portion of the Corporation's loan portfolio consists of loans to agricultural-related borrowers. These loans consist of loans for a variety of purposes within the industry. Lancaster County ranks first in agriculture among Pennsylvania counties and is one of the top 20 farm markets in the country. Total agricultural receipts continue to show increases. While the Corporation is hopeful that this portion of its loan portfolio will continue to show improvement, it should be noted that these loans are susceptible to a variety of external factors such as adverse climate, economic conditions, etc., in addition to factors common to other industries.

     Statistics on the local housing market at the end of 1993 indicate continued strengthening. Most of the Corporation's business activity is with customers located within the Corporation's defined market area. Since the majority of the Corporation's real estate loans are located within this area, a substantial portion of the debtors' ability to honor their obligations, and increases and decreases in the market value of the real estate collateralizing such loans, may be affected by the level of economic activity in the market area.


     The general policy has been to cease accruing interest on loans when it is determined that a reasonable doubt exists as to the collectibility of additional interest. Interest income on these loans is only recognized to the extent payments are received. Loans on a nonaccrual status amounted to $2,960,000 at December 31, 1993 compared to $4,129,000 at December 31, 1992. If interest income had been recorded on all such loans for the years indicated, such interest income would have been increased by approximately $267,295 and $293,967 for 1993 and 1992 respectively. Interest income recorded on the nonaccrual loans in 1993 and 1992 was none and $47,858 respectively.
Potential problem loans are loans which are included as performing loans, but for which possible credit problems of the borrower causes management to have doubts as to the ability of such borrower to comply with present repayment terms and which may eventually result in disclosure as a non-performing loan.
At December 31, 1993 there were commercial loans to two related borrowers aggregating $1.6 million which were considered as potential problem loans which were not included as nonaccrual loans.

     At December 31, 1993, there were no concentrations exceeding 10% of total loans. A concentration is defined as amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly affected by changes in economic or other conditions. There were no foreign loans outstanding at December 31, 1993.

Allowance for Loan Losses

Table 8 - Summary of Loan Loss Experience

                                        Years ended December 31,
                                1993     1992     1991     1990     1989
                                         (Dollars in Thousands)
Allowance for Loan Losses:
Beginning balance.............$ 5,400  $ 4,400  $ 3,375  $ 3,000  $ 2,651
Loans Charged off during year:
  Commercial, financial and
    agricultural..............    194      843      327    1,043       98
  Real estate mortgage........    392      201       19     none     none
  Consumer....................    290      471      420      283      278
  Lease financing.............     14       97      144       35       21
                              -------  -------  -------  -------  -------
  Total charge-offs...........    890    1,612      910    1,361      397
                              -------  -------  -------  -------  -------
Recoveries:
  Commercial, financial and
    agricultural..............    157      232       37       27       10
  Real estate mortgage........      8     none       13     none     none
  Consumer....................     63       76       58       37       33
  Lease financing.............     12        8       38       11       12
                              -------  -------  -------  -------  -------
  Total recoveries............    240      316      146       75       55
                              -------  -------  -------  -------  -------
Net loans charged off.........    650    1,296      764    1,286      342
Additions charged to
  operations..................  2,430    2,296    1,789    1,661      691
                              -------  -------  -------  -------  -------
Balance at end of period......$ 7,180  $ 5,400  $ 4,400  $ 3,375  $ 3,000
                              =======  =======  =======  =======  =======
Ratio of net loans charged
  off to average loans
  outstanding.................   .18%     .39%     .24%     .43%     .13%

Ratio of net loans charged
  off to loans at end of year.   .18%     .37%     .24%     .41%     .12%
Net loans charged off to
  allowance for loan losses..   9.05%   24.00%   17.36%   38.10%   11.40%
Net loans charged off to
  provision for loan losses..  26.75%   56.45%   42.71%   77.42%   49.49%
Allowance for loan losses as a
  percent of average loans...   2.01%    1.64%    1.39%    1.12%    1.12%
Allowance for loan losses
  as a percent of loans at
  end of period..............   2.00%    1.55%    1.38%    1.09%    1.04%

     The Corporation experienced an improvement over the prior two years in net charge-offs recorded during 1993. For the year, the Corporation recorded net charge-offs of $650,000 or .18% of average loans outstanding. This represents both a dollar and percentage decline from the levels realized during the last three years.

     The net charge-offs in 1992 resulted mainly from economic conditions within the Corporation's market area. For 1992, net charge-offs of commercial loans totalled $611,000 of which $558,000 was related to a single borrower. There were no agricultural-related loans charged off in 1992.

     The provision for loan losses for 1993 was based on, among other things, 1992 trends. However, during the second half of 1993, local economic conditions showed improvement. Subsequently, trends in loan delinquency and non-performing loans showed signs of improvemnet in 1993 over 1992 which is reflected by the positive ratios in Table 8.

     The provision for loan losses charged to operating expense reflects the amount deemed appropriate by management to produce an adequate reserve to meet the present and inherent risk deemed present in the loan portfolio. Management performs a quarterly assessment of the loan portfolio to determine the appropriate level of allowance. The factors considered in this evaluation include, but are not limited to, estimated loan losses identified through a loan review process, general economic conditions, deterioration in pledged collateral past loan experience and trends in delinquencies and non-accruals. Management uses available information to determine the appropriate level of the allowance for possible loan losses. However, the allowance may be affected in the future based upon changes in the economic conditions and other factors.

     Management did not allocate specific portions of the allowance to specific loan categories prior to 1993. Moreover, the 1993 allocation is somewhat arbitrary and, as such, management considers the entire allowance available as needed among the various categories of loans.

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
                                                      ========

Deposits

Table 10 - Average Deposit Balances and Rates Paid

     The average amounts of deposits and rates paid for the years indicated, are summarized below:

                                          1993             1992             1991
                                                  (Dollars in Thousands)
                                     Amount   Rate    Amount   Rate     Amount  Rate
Demand deposits.....................$ 57,869   ---   $ 50,601   ---   $ 44,721   ---
Interest-bearing demand deposits.... 211,406  2.59%   184,959  3.36%   154,564  4.74%
Savings deposits....................  45,302  2.70%    34,927  3.43%    27,914  4.87%
Time deposits....................... 163,497  4.33%   175,590  5.37%   186,968  6.92%
                                    --------  -----  --------  -----  --------  -----
                                    $478,074  2.88%  $446,077  3.77%  $414,167  5.22%
                                    ========  =====  ========  =====  ========  =====


Table 11 - Deposit Maturity

     The maturities of time deposits of $100,000 or more at December 31, 1993 are summarized below:

                 Three months or less..........................$  5,979,739
                 Over three thru six months....................   2,836,688
                 Over six thru twelve months...................   4,248,148
                 Over twelve months............................   1,094,591
                                                                -----------
                 Total.........................................$ 14,159,166
                                                                ===========

Capital

     Stockholders' equity increased by nearly $6.7 million or 15.6% in 1993 to $49,467,000. Total stockholders' equity at December 31, 1992 in the amount of $42,794,000 represents an increase of $5,057,000 or 13.4% over the $37,737,000 reported at December 31, 1991. Strong earnings as well as capital acquired through stock issued pursuant to a dividend reinvestment and stock purchase plan and employee stock plan generated this fine growth in stockholders' equity. Dividends declared amounted to $2,985,000, $2,575,000 and $2,245,000 for 1993,
1992 and 1991 respectively. In 1989, federal regulatory authorities approved risk-based capital guidelines applicable to banks and bank holding companies in an effort to make regulatory capital more responsive to the risk exposure related to various categories of assets and off-balance sheet items. These new guidelines required that banking organizations meet a minimum risk-based capital by December 31, 1992 and redefine the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of capital requirements. The components of capital are called Tier 1 and Tier 2 capital. Tier 1 capital is the shareholders' equity and Tier 2 capital is the allowance for loan losses. The risk-based capital ratios are computed by dividing the components of capital by risk-weighted assets. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet items. Required minimum levels of risk-adjusted capital were phased in during the time period December 31, 1990 and December 31, 1992. During this period, the minimum for Tier 1 capital was 3.625% and the total capital ratio minimum was 7.25%. Sterling's ratios at December 31, 1992 and 1991 were above the final risk-based capital standards which had to be reached by December 31, 1992 that require Tier 1 capital of at least 4% and total capital of 8% of risk-weighted assets. The Tier 1 capital ratio at December 31, 1993 was 10.67% and the total capital ratio was 11.92%, which exceeds the minimum capital guidelines. Tier 1 capital ratio was 10.04% and the total capital ratio was 11.29% at December
31, 1992 while Tier 1 capital ratio was 9.71% and the total capital ratio was 10.84% at December 31, 1991.

Table 12 - Capital and Performance Ratios

     The following are selected ratios for the years ended December 31:

                                                    1993       1992       1991
   Return on average assets.......................  1.41%      1.34%      1.25%
   Return on average equity....................... 16.90%     16.99%     16.63%
   Dividend payout ratio.......................... 38.26%     37.64%     38.02%
   Average total equity to average assets.........  8.31%      7.89%      7.53%
   Total equity to assets at year end.............  8.41%      7.86%      7.62%
   Primary capital ratio..........................  9.52%      8.77%      8.43%
   Tier 1 risk-based capital ratio................ 10.67%     10.04%      9.71%
   Total risk-based capital ratio................. 11.92%     11.29%     10.84%

Liquidity and Interest Rate Sensitivity

     Liquidity is the ability to meet the requirements of customers for loans and deposit withdrawals in the most economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost. Liquidity from asset categories is provided through cash, noninterest-bearing and interest-bearing deposits with banks, federal funds investment securities maturing within one year. Securities maturing within one year amounted to $22,701,000 at December 31, 1993 compared to $20,767,000 at December 31, 1992. Interest-bearing deposits with banks totaled $40,000 at December 31, 1993 compared to $900,000 at December 31, 1992. Federal funds sold was $12,350,000 and $3,200,000 at December 31, 1993 and 1992 respectively. The loan portfolio also provides an additional source of liquidity due to the Bank of Lancaster County participating in the secondary mortgage market. Sales of residential mortgages into the secondary market of approximately $72 million and $53 million respectively for 1993 and 1992 provided funding which allowed the bank to meet the needs of customers for new mortgage financing. A favorable low interest rate environment in 1993 resulted in significant mortgage loan refinancing which increased liquidity within the bank's loan portfolio.
Mortgage loans held for investment and non-conforming for secondary market sale in the amount of approximately $5.5 million were refinanced and sold on the secondary market. Additional liquidity is provided by other sources such as maturing loans.

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

    The Bank's funding liabilities (customer deposits and borrowed funds) repricing characteristics have become more complex, since many deposit products that historically were fixed rate deposit products have become deposit products subject to changing interest rates (NOW Accounts and savings accounts). Time certificates of deposit and borrowed money are subject to interest rate change at maturity.

     Interest rate sensitivity relates to changes in the interest rates earned on bank investments (relates to earning assets) when they reprice to current market rate conditions as well as the interest paid on customer deposits (funding) when they reprice to current market rates. The net result of interest rate repricings will impact the Corporation's future net interest margins (either in a positive or negative manner) based on the amount of unmatched funding, the amount of rate change, and the direction of rate change. The net volume of assets and liabilities subject to rate change is measured in "gaps" where volumes of assets do not equal liabilities within certain time periods. These gaps are illustrated in Table 13. Also included in Table 13 is a summary of the cumulative gap, as viewed by certain regulatory authorities, which presents all interest bearing savings and NOW deposit balances as being subject to immediate and full repricing.

     In addition to the volume of liability funding (deposits) subject to rate change, additional factors need to be considered. All interest rates do not move in full and equal amounts for loans and deposits. To more accurately reflect earnings risk to rate change, management compensates for inequalities in rate repricing of deposit products to rate repricings of loans (change in prime base rate) by historic tracking of rate movements within all deposit products over a span of time where prime base rate was as high as 11.50% and as low as 6.00%. Deposit rates for each deposit product are measured as a relationship to changes in the prime base rate. As an example, NOW account deposits totaling $98 million historically have a rate movement equal to 39% of corresponding rate change in prime base rate. While the entire balance is subject to interest rate change, to equate a more accurate impact to earnings, management considers $37 million (39%) as interest sensitive to quantify
"full and equal" impact to profitability by changes in market rates. There is no guarantee that past history will accurately reflect future changes. Pricing correlations are constantly refined by management.

     Interest repricing of assets and liabilities is measured over future time periods (interest rate sensitivity gaps). While all time gaps are measured, the Bank's primary focus is the cumulative gaps through six months, as these gaps directly affect net interest income in the short time horizon and are harder to make reactive adjustment to actual interest rate movements.

     Excluded from the interest rate sensitivity gaps are "matched" funded fixed rate leases and associated fixed rate debt totaling $17.8 million.

Table 13 - Interest Rate Sensitivity Gaps

(Dollars in Thousands)
                                       0-30      31-90      91-180    181-365        Over
Interest Earning Assets (I.E.A.)       Days       Days       Days       Days        1 year
Fed Funds sold.......................$ 12,350   $   none    $   none   $   none   $   none
Investment securities................   1,580      4,280       5,325     11,374    123,906
Loans................................ 141,127     10,562      13,596     26,426    167,654
                                    ---------   --------    --------   --------   --------
Total................................$155,057   $ 14,842    $ 18,921   $ 37,800   $291,560
Cumulative...........................$155,057   $169,899    $188,820   $226,620   $518,180

Interest Bearing Liabilities (I.B.L.)
C/D's $100,000 and over..............$  3,051   $  3,729    $  1,540   $  3,651   $    784
Certificates of Deposit..............  12,871     21,809      26,710     28,435     45,798
Interest Deposits.................... 148,961       none        none       none    138,273
Short-term borrowings................   3,000       none        none       none       none
                                     --------   --------     -------   --------   --------
Total................................$167,883   $ 25,538    $ 28,250   $ 32,086   $184,854
Cumulative...........................$167,883   $193,421    $221,671   $253,757   $438,611

Period GAP (Dollars).................$(12,826)  $(10,696)   $ (9,329)  $  5,714   $106,706
I.E.A./I.B.L.%.......................      92%        58%         67%       118%       158%

Cumulative GAP (Dollars).............$(12,826)  $(23,522)   $(32,851)  $(27,137)  $ 79,569
Cumulative I.E.A./I.B.L.%............      92%        88%         85%        89%       118%

Regulatory Presentation
Assets (cumulative).................$ 155,057  $ 169,899   $ 188,820  $ 226,620   $518,180
Funding (cumulative)................$ 306,156  $ 331,694   $ 359,944  $ 392,030   $438,611
                                     --------   --------    --------   --------   --------
Cumulative GAP (Dollars)............$(151,099) $(161,795)  $(171,124) $(165,410)  $ 79,569
Cumulative I.E.A./I.B.L.%...........       51%        51%         52%        58%       118%

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

     The Financial Accounting Standard Board issued Standard No. 115 which addresses the accounting and reporting for certain investments in debt securities and equity securities. It requires that these securities be classified into one of three categories: held-to-maturity, available-for
- -sale, or trading. Specific accounting treatments apply to each of the three categories. Securities held-to-maturity will be reported at amortized cost, trading securities are reported at fair value, with unrealized gains and losses included in earnings and available-for-sale will be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. The statement shall be effective for fiscal years beginning after December 15, 1993. Sterling will apply this statement beginning January 1, 1994 at which time securities will be categorized as required.

     It is anticipated that approximately $7.2 million of securities will be classified as available-for-sale and the balance of the investment securities will be classified as held-to-maturity. This change will result in an increase in investment securities of nearly $1.3 million and an increase in stockholders' equity of $882,605, net of deferred taxes of $454,675. The adoption of SFAS 115 will initially increase the capital to assets ratio. At the same time, there will be a slight negative impact on return on equity ratios. The effects on future financial statements will be to increase the volatility of capital and capital ratios due to increases or decreases in interest rates. Future purchases of securities will be evaluated on an individual basis for classification among the three permissible categories based on management's intent and ability to hold each security to maturity, on the relative sizes of the security categories in relation to future liquidity needs, on current asset/liability management strategies and other criteria as appropriate. Management anticipates that SFAS 115 will have no material impact on earnings.

     The Financial Accounting Standards Board issued Standard No. 116. This Statement establishes standards of financial accounting and reporting for contributions received and contributions made. This Statement shall be effective for financial statements issued for fiscal years beginning after December 15, 1994 and interim periods within those fiscal years. Sterling has determined that the application of this standard will not have a material effect on earnings.


Item 8 - Financial Statements and Supplementary Data

     (a) The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:
                                                                   Page
      Report of Independent Auditors                                23
      Consolidated Balance Sheets                                   24
      Consolidated Statements of Income                             25
      Consolidated Statements of Changes in Stockholders' Equity    26
      Consolidated Statements of Cash Flows                         27
      Notes to Consolidated Financial Statements                    28

     (b) The following supplementary data is set forth in this Annual Report on Form 10-K on the following pages:

      Summary of Quarterly Financial Data (Unaudited)               45



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

                                              Trout, Ebersole & Groff

                                              Trout, Ebersole & Groff
                                              Certified Public Accountants

January 21, 1994
Lancaster, Pennsylvania

                          Consolidated Balance Sheets
                Sterling Financial Corporation and Subsidiaries
                                                                   As of December 31,
                                                                    1993       1992
Assets                                                         (Dollars in Thousands)
Cash and due from banks...........................................$ 36,190   $ 33,222
Interest-bearing deposits in other banks..........................      40        900
Federal funds sold................................................  12,350      3,200
Mortgage loans held for sale......................................   3,431       none
Investment Securities: (Note 4)
  U.S. Treasury securities........................................  23,996     20,732
  Obligations of other U.S. Government agencies and corporations..  27,903     26,405
  Obligations of states and political subdivisions................  43,491     35,119
  Other bonds, notes and debentures...............................  48,770     44,089
  Federal Reserve and corporate stock.............................   2,305      2,158
                                                                  --------   --------
  Total investment securities
   (market value - $151,444 - 1993 and $133,400 - 1992)........... 146,465    128,503
                                                                  --------   --------
Loans (Note 5).................................................... 360,730    351,183
  Less: Unearned income...........................................  (1,365)    (2,654)
        Allowance for loan losses (Note 6)........................  (7,180)    (5,400)
                                                                  --------    -------
Loans, net........................................................ 352,185    343,129
                                                                  --------    -------
Premises and equipment (Note 7)...................................   7,424      7,592
Other real estate owned...........................................     251        360
Accrued interest receivable and prepaid expenses..................   8,816      8,111
Other assets (Note 8).............................................  20,731     19,387
                                                                  --------    -------
Total Assets..................................................... $587,883   $544,404
                                                                  ========   ========
Liabilities
Deposits:
  Noninterest-bearing.............................................$ 68,197   $ 60,370
  Interest-bearing (Note 9)....................................... 437,483    412,814
                                                                  --------   --------
Total Deposits.................................................... 505,680    473,184
                                                                  --------   --------
Interest-bearing demand notes issued to U.S. Treasury.............   3,000      3,000
Other liabilities for borrowed money (Note 10)....................  19,410     14,723
Mortgages payable and capitalized lease liability (Note 11).......      11        218
Accrued interest payable and accrued expenses.....................   5,414      5,486
Other liabilities.................................................   4,901      4,999
                                                                  --------   --------
Total Liabilities................................................. 538,416    501,610
                                                                  --------   --------
Stockholders' Equity
Common Stock -(par value:$5.00)
  No. shares authorized: 1993 and 1992 - 10,000,000
  No. shares issued: 1993 - 2,882,920 and 1992 - 2,702,627
  No. shares outstanding: 1993 - 2,882,920 and 1992 - 2,694,841...$ 14,414   $ 13,513
Capital surplus...................................................  20,830     14,100
Retained earnings.................................................  14,223     15,414
Less: Treasury Stock (none in 1993 and 7,786 shares in 1992)-
      at cost.....................................................    none       (233)
                                                                  --------   --------
Total Stockholders' Equity........................................  49,467     42,794
                                                                  --------   --------
Total Liabilities and Stockholders' Equity........................$587,883   $544,404
                                                                  ========   ========
See accompanying notes to financial statements

                       Consolidated Statements of Income
                Sterling Financial Corporation and Subsidiaries
                                                     For the years ended December 31,
                                                         1993        1992         1991
Interest Income                                (Dollars in thousands except per share data)
Interest and fees on loans...........................$  31,167   $  31,349    $  34,152
Interest on deposits and loans.......................       27          89          351
Interest on federal funds sold.......................      191         220          422
Interest and dividends on investment securities:
  Taxable............................................    6,242       6,428        5,750
  Tax-exempt.........................................    2,270       2,007        1,932
  Dividends on stock.................................      195         191           82
                                                     ---------   ---------    ---------
Total Interest Income................................   40,092      40,284       42,689
                                                     ---------   ---------    ---------
Interest Expense
Interest on time certificates of deposit of
  $100,000 or more...................................      488         642        1,249
Interest on all other deposits.......................   13,303      16,187       20,369
Interest on demand notes issued to the U.S. Treasury.       62          77          137
Interest on other borrowed money.....................    1,183         893        1,015
Interest on mortgage indebtedness and obligations
  under capitalized leases...........................        6          19           23
                                                     ---------   ---------    ---------
Total Interest Expense...............................   15,042      17,818       22,793
                                                     ---------   ---------    ---------
Net Interest Income..................................   25,050      22,466       19,896
Provision for loan losses (Note 6)...................    2,430       2,296        1,789
                                                     ---------   ---------    ---------
Net Interest Income after Provision for Loan Losses..   22,620      20,170       18,107
                                                     ---------   ---------    ---------
Other Operating Income
Income from fiduciary activities.....................      639         596          568
Service charges on deposit accounts..................    1,891       1,881        1,654
Other service charges, commissions and fees..........    1,577       1,370        1,234
Mortgage banking.....................................    2,435       1,501          913
Other operating income (Note 8)......................    2,429       2,551        2,349
Investment securities gains or (losses)..............        8          27            3
                                                     ---------   ---------    ---------
Total Other Operating Income.........................    8,979       7,926        6,721
                                                     ---------   ---------    ---------
Other Operating Expenses
Salaries and employee benefits (Note 12).............   11,566      10,354        9,258
Net occupancy expense................................    1,355       1,219          996
Furniture and equipment expense (including depreciation
  of $753 in 1993, $714 in 1992 and $648 in 1991)....    1,253       1,177        1,090
FDIC insurance assessment............................    1,052         984          841
Other operating expenses.............................    5,822       5,188        4,810
                                                     ---------   ---------    ---------
Total Other Operating Expenses.......................   21,048      18,922       16,995
                                                     ---------   ---------    ---------
Income Before Income Taxes...........................   10,551       9,174        7,833
Applicable income taxes (Note 13)....................    2,749       2,331        1,929
                                                     ---------   ---------    ---------
Net Income...........................................$   7,802   $   6,843    $   5,904
                                                     =========   =========    =========
Earnings per common share:
  Net Income.........................................$    2.72   $    2.43    $    2.12
Cash dividends declared per common share.............$    1.08   $     .96    $     .88
Average shares outstanding...........................2,864,200   2,817,651    2,775,778

See accompanying notes to financial statements

           Consolidated Statements of Changes in Stockholders' Equity
                Sterling Financial Corporation and Subsidiaries


                                 Shares           (Dollars in Thousands)
                                 Common   Common    Capital    Retained  Treasury
                                 Stock    Stock    Surplus    Earnings    Stock    Total
Balance, January 1, 1991
  (as previously stated)...... 1,657,100 $  8,286  $ 14,345   $ 10,620   $      0$ 33,251
Cumulative effect of change in
 accounting principle.........                                    (310)              (310)
Balance, January 1, 1991
  (as restated)............... 1,657,100    8,286    14,345     10,310          0  32,941
Net income....................                                   5,904              5,904
Common stock issued
 Dividend Reinvestment Plan...    27,510      137       781                           918
 Employee Stock Plan..........     7,012       35       202                           237
Stock dividend issued -
 Common stock - 5% including
  cash paid in lieu of
  fractional shares...........    84,019      420     2,374     (2,812)               (18)
Cash dividends declared -
 common stock.................                                  (2,245)            (2,245)
                               ---------  -------   -------    -------    ------- -------
Balance, December 31, 1991.... 1,775,641    8,878    17,702     11,157          0  37,737

Net income....................                                   6,843              6,843
Common stock issued
 Dividend Reinvestment Plan...    18,934       95       660                           755
 Employee Stock Plan..........     7,433       37       229                           266
Three-for-two stock split and
 cash paid in lieu of
 fractional shares............   900,619    4,503    (4,503)       (11)               (11)
Cash dividends declared
 common stock.................                                  (2,575)            (2,575)
Purchase of Treasury Stock
 (19,007 shares)..............                                               (643)   (643)
Issuance of Treasury Stock for
 Dividend Reinvestment Plan
 (11,221 shares)..............                           12                   410     422
                               ---------  -------   -------    -------    -------  ------
Balance, December 31, 1992.... 2,702,627   13,513    14,100     15,414       (233) 42,794

Net income....................                                   7,802              7,802
Common stock issued
 Dividend Reinvestment Plan...    34,951      174     1,159                         1,333
 Employee Stock Plan..........     8,760       44       252                           296
Stock Dividend issued -
 Common stock - 5% including
  cash paid in lieu of
  fractional shares...........   136,582      683     5,293     (6,008)               (32)
Cash dividends declared
 Common stock.................                                  (2,985)            (2,985)
Purchase of Treasury Stock
 (7,270 shares)...............                                               (267)   (267)
Issuance of Treasury Stock for
 Dividend Reinvestment Plan
 (15,056 shares)..............                           26                   500     526
                               ---------  -------   -------    -------     ------- ------
Balance, December 31, 1993.... 2,882,920 $ 14,414  $ 20,830   $ 14,223    $     0 $49,467
                               =========  =======   =======    =======     ======= ======
See accompanying notes to financial statements

                     Consolidated Statements of Cash Flows
                Sterling Financial Corporation and Subsidiaries
                                                       For the years ended December 31,
                                                         1993        1992        1991
                                                            (Dollars in Thousands)
Cash Flows from Operating Activities
Net Income...........................................$   7,802   $   6,843    $   5,904
Adjustments to reconcile net income to net cash
  provided by/(used in) operating activities:
   Depreciation......................................      983         941          854
   Provision for possible loan losses................    2,430       2,296        1,789
   Provision for deferred income taxes...............     (299)       (705)        (457)
   (Gain) loss on sale of property and equipment.....     none           5           (1)
   (Gain) loss on maturities/sales of
    investment securities............................       (8)        (27)          (3)
   (Gain) loss on sale of mortgage loans.............     (212)        164           88
   Proceeds from sales of mortgage loans.............   72,209      52,995       32,921
   Originations of mortgage loans held for sale......  (75,428)    (53,159)     (33,009)
   Change in operating assets and liabilities:
    (Increase) decrease in accrued interest receivable
     and prepaid expenses............................     (705)       (734)      (2,187)
    (Increase) decrease in other assets..............   (1,235)     (1,139)      (1,397)
     Increase (decrease) in accrued interest payable
      and accrued expenses...........................      227        (564)       1,071
     Increase (decrease) in other liabilities........      (98)      1,271         (283)
                                                     ---------   ---------    ---------
Net cash provided by/(used in) operating activities..    5,666       8,187        5,290
Cash Flows from Investing Activities
Proceeds from interest-bearing deposits
  in other banks.....................................    3,678       4,214        7,131
Purchase of interest-bearing deposits in other banks.   (2,818)       (900)      (5,743)
Proceeds from maturities of investment securities....   37,019      35,340       23,443
Purchase of investment securities....................  (54,973)    (55,025)     (47,666)
Federal funds sold, net..............................   (9,150)     11,250       (8,450)
Net loans and leases made to customers...............  (11,486)    (32,094)      (7,665)
Purchases of premises and equipment..................     (827)     (1,577)      (1,274)
Proceeds from sale of premises and equipment.........       12          34           33
                                                     ---------   ---------    ---------
Net cash provided by/(used in) investing activities..  (38,545)    (38,758)     (40,191)
Cash Flows from Financing Activities
Net increase in demand deposits, NOW and
  savings accounts...................................   43,978      54,138       35,422
Net increase (decrease) in time deposits.............  (11,482)    (15,477)        (721)
Net increase in interest-bearing demand notes
  issued to the U.S. Treasury........................     none        none         none
Proceeds from borrowings.............................   14,016      12,800        6,020
Repayments of borrowings.............................   (9,329)     (7,300)      (8,454)
Repayments of mortgages payable and capitalized
  lease liability....................................     (207)        (50)         (46)
Proceeds from issuance of common stock...............    1,629       1,021        1,155
Cash dividends paid..................................   (2,985)     (2,575)      (2,245)
Cash paid in lieu of fractional shares...............      (32)        (11)         (18)
Acquisition of treasury stock........................     (267)       (643)        none
Proceeds from issuance of treasury stock.............      526         422         none
                                                     ---------   ---------    ---------
Net cash provided by/(used in) financing activities..   35,847      42,325       31,113
                                                     ---------   ---------    ---------
Increase (decrease) in cash and due from banks.......    2,968      11,754       (3,788)
Cash and due from banks:
Beginning............................................   33,222      21,468       25,256
                                                     ---------   ---------    ---------
Ending...............................................$  36,190   $  33,222    $  21,468
                                                     =========   =========    =========
Supplemental Disclosure of Cash Flow Information:
Cash payments for:
  Interest paid to depositors and on borrowed money..$  15,383   $  18,549    $  23,123
  Income taxes.......................................    3,110       2,675        1,970
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


  Federal Income Taxes - Applicable income taxes are based on income as reported in the consolidated financial statements. Deferred income taxes are provided for those elements of income and expense which are recognized in different periods for financial reporting and income tax purposes. Statement of Financial Accounting Statements (SFAS) No. 109 -Accounting for Income Taxes, which changes the method of accounting for income taxes retroactively applied in 1993 which resulted in a decrease of $310,000 in retained earnings beginning January 1, 1991. Earnings after this date have not been restated since the change is not considered material.

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

  Employers' Accounting for Postemployment Benefits - The Financial Accounting Standards Board (FASB) issued Standard No. 112 which establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement.
This standard is effective for fiscal years beginning after December 15, 1993. Sterling Financial Corporation has determined that the application of this standard will not have a material effect on earnings.

  Accounting by Creditors for Impairment of a Loan - FASB Statement No. 114 addresses the accounting by creditors for impairment of a loan by specifying how allowances for credit losses related to certain loans should be determined. A loan is impaired when, based on allowances for credit losses related to certain loans should be determined. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. This statement shall be effective for financial statements for fiscal years beginning after December 15, 1994. Sterling has not completed the complex analysis required to estimate the impact of this statement.

  Accounting for Contributions Received and Contributions Made - FASB Statement
No. 116,   establishes standards of financial accounting and reporting for contributions received and contributions made. This Statement shall be effective for financial statements issued for fiscal years beginning after December 15, 1994 and interim periods within those fiscal years.
Sterling has determined that the application of this Statement will not have a material effect on earnings.

  Mortgage Loans Held for Sale - Mortgage loans held for sale are recorded at the lessor of current secondary market value or the actual book value of loans.

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
                                       ===========  ==========  =========   ========

                                                        December 31, 1992
                                                      (Dollars in Thousands)
                                                           Gross       Gross     Estimated
                                             Amortized   Unrealized  Unrealized    Market
                                                Cost       Gains       Losses      Value
       Obligations of other U.S. Government
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

                                            (Dollars in Thousands)
                                                         Estimated
                                            Amortized     Market
                                               Cost        Value

   Due in one year or less................$     22,489 $     22,757
   Due after one year through five years..      85,170       87,385
   Due after five years through ten years.      24,764       25,662
   Due after ten years....................       5,903        6,144
                                           -----------  -----------
                                               138,326      141,948
   Mortgage-backed securities.............       5,834        6,074
                                           ===========  ===========
                                          $    144,160 $    148,022
                                           ===========  ===========

     There were no sales of investments in debt securities during 1993, 1992 or 1991.

     Sterling will adopt Statement of Financial Accounting Standards Board Statement No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities" as of January 1, 1994.
SFAS 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. These investments are to be classified in one of three categories and accounted for as follows: 1) debt securities that a company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost; 2) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at value, with unrealized gains and losses included in earnings; and
3) debt and equity securities not classified as either held-to-maturity or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. It is anticipated that approximately $7.2 million of securities will be classified as available-for-sale and the balance of the investment securities will be classified as held-to-maturity.
This change will result in an increase in investment securities of nearly $1.3 million and an increase in stockholders' equity of $882,605, net of deferred taxes of $454,675. The adoption of SFAS 115 will initially increase the capital to assets ratio. At the same time, there will be a slight negative impact on return on equity ratios.
The effects of adoption on future financial statements will be to increase the volatility of capital and capital ratios due to increases or decreases in interest rates. Future purchases of securities will be evaluated on an individual basis for classification among the three permissible categories based on management's intent and ability to hold each security to maturity, on the relative sizes of the security categories in relation to future liquidity needs, on current asset/liability management strategies and other criteria as appropriate. Management anticipates that SFAS 115 will have no material impact on earnings.


Note 5 - Loans

  Loans outstanding at December 31, are as follows:
                                                        1993       1992
                                                   (Dollars in Thousands)
  Commercial, financial and agricultural.............$ 191,431  $ 172,482
  Real estate - construction.........................   10,265     16,044
  Real estate - mortgage.............................   22,335     30,445
  Consumer...........................................  101,256     99,444
  Lease financing receivables (net of unearned income)  35,443     32,768
                                                     ---------  ---------
  Total loans, gross.................................$ 360,730  $ 351,183
                                                     =========  =========


     Loans on a non-accrual status amounted to $2,960,038 at December 31, 1993, compared to $4,129,295 at December 31, 1992. If interest income had been recorded on all such loans for the years indicated, such interest income would have increased by approximately $267,295 and $293,967 for 1993 and 1992 respectively.

Note 6 - Allowance for Loan Losses

  Changes in the Allowance for Loan Losses were as follows:

                                                  1993       1992      1991
                                                    (Dollars in Thousands)
Balance at January 1..........................$   5,400  $   4,400 $   3,375
Recoveries credited to allowance...............     240        316       146
Provisions for loan losses charged to income...   2,430      2,296     1,789
                                               --------  ---------  --------
Total..........................................   8,070      7,012     5,310
Losses charged to allowance....................     890      1,612       910
                                               --------  ---------  --------
Balance at December 31........................$   7,180  $   5,400 $   4,400
                                               ========  ========= =========
Note 7 - Premises and Equipment

  Premises and equipment at December 31, 1993 and 1992 is summarized as follows:

                                                        1993         1992
                                                     (Dollars in Thousands)

  Land.............................................$       885  $       885
  Buildings.......................................       5,718        5,718
  Buildings under capitalized lease................        104          104
  Leasehold improvements...........................        553          553
  Equipment, furniture and fixtures................      7,577        6,798
                                                   -----------  -----------
                                                        14,837       14,058
  Less: Accumulated depreciation...................     (7,413)      (6,466)
                                                   -----------  -----------
                                                   $     7,424  $     7,592
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
                                                               ----------- -----------
 Total.........................................................$19,410,045 $14,722,972

  Liabilities in connection with Town & Country, Inc. leasing operations are payable to various lenders at various terms. The estimated current portion of this debt is $8,027,368 at December 31, 1993. The borrowings from the Federal Home Loan Bank of Pittsburgh consist of two advances in 1993. One in the amount of $621,450, bears interest monthly at the rate of 4.49% per year and matures July 29, 1996. The second, in the amount of $95,000 bears interest at the rate of 5.39% per year and matures September 13, 2000.

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
Accumulated benefit obligation, including vested
  benefits of $3,684,272 for 1993, $2,761,915 for 1992
  and $2,048,650 for 1991.............................$ 3,748,356 $ 2,858,390 $ 2,154,937
                                                       ==========  ==========  ==========
Projected benefit obligation for service rendered to
 date................................................ $(6,466,414)$(5,630,730)$(3,978,681)
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

    The Board of Directors of the Bank adopted an employee plan effective July 1, 1981. The assets of the Plan will be entirely invested in Sterling Financial Corporation common stock. The Plan covers all Bank employees who are age 18 and over, are employed for at least 1,000 hours per year and have completed at least one year of service. The Plan has two parts:

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

      Bank contributions to the Plan vest in each participant's account at the rate of 20% for each year of service. Normally, benefits may be paid from the Plan on retirement, termination, disability or death. Participants in the Plan may withdraw their own contribution earlier under several restricted conditions of hardship with approval of thePlan Committee.
The Plan provides that each participant may vote the shares in his or her account through the Plan Trustee at any shareholder meeting. The Bank of Lancaster County Trust Department serves as Trustee for the Plan. All dividends received on Sterling Financial Corporation stock are reinvested in additional shares of Sterling Financial Corporation stock.

     The contribution to the Performance Incentive portion of the Plan was $200,000, $165,000 and $150,000 for 1993, 1992 and 1991 respectively.
The contribution to the Thrift Incentive portion of the Plan was $41,766 in 1993, $37,291 in 1992 and $32,685 in 1991.

     Effective January 1, 1993, Sterling adopted Statement of Financial Accounting Standards No. 106 - Employers' Accounting for Postretirement Benefits Other Than Pensions. Under SFAS No. 106, the cost of postretirement benefits other than pensions must be recognized on an accrual basis as employees perform services to earn the benefits.
This is a significant change from the previous generally accepted practice of accounting for these benefits which was on a cash basis. The accumulated postretirement benefit obligation at the date of adoption (the "transition obligation") could have been recognized in operations as the cumulative effect of an accounting change in the period of adoption, which would have resulted in an actuarially determined pre-tax charge to earnings of $1,026,457, or its recognition could be delayed by amortizing the obligation over future periods as a component of the postretirement benefit cost. Sterling adopted SFAS No. 106 by recognizing the transition on a delayed basis.
The transition obligation in the amount of $1,026,457 is being amortized on a straight-line basis over a 20 year period which is the average remaining service period of active plan participants.

     The 1993 cost for postretirement benefits other than pensions consisted of the following components:

          Service cost..........................$ 79,808
          Interest cost.......................... 81,208
          Amortization of unrecognized
              transition obligation.............. 51,323
                                                 -------
          Net periodic postretirement
              benefit cost......................$212,339
                                                 =======

     Sterling's postretirement benefits other than pensions are currently not funded. The status of the plans at December 31, 1993 is as follows:

     Actuarial valuation of accumulated postretirement benefit  obligation:

     Retirees.................................$  314,495
     Fully eligible active plan participants...  294,307
     Other active plan participants............  652,737
                                               ---------
                                              $1,261,539
     Unrecognized transition obligation.......  (975,134)
     Unrecognized net loss....................   (94,345)
                                               ---------
     Accrued postretirement benefit cost......$  192,060
                                               =========


     Prior to January 1, 1993, Sterling recognized the cost of postretirement b enefits, which is primarily retiree health care and life insurance benefits, as an expense as premiums were incurred. These costs approximated $17,886 and $13,888 for 1992 and 1991, respectively. The postretirement health care and life insurance plans are contributory, with retiree contributions based on years of service.

     The assumed postretirement health care cost trend rate used in measuring the accumulated postretirement benefit was 9% in 1993, the year of adoption, decreasing by .5% per year to an ultimate rate of 5% in 2001 and remains at that level thereafter. The discount rate used to measure the accumulated postretirement benefit obligation was 7% in 1993.

     The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1993 by $283,700 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1993 by $44,952.

Note 13 - Applicable Income Taxes

     The effective income tax rates for financial reporting purposes are less than the Federal statutory rate of 34% for 1993, 1992 and 1991 for reasons shown as follows:

                                              For the years ended December 31,
                                                   1993       1992       1991
                                                     (Dollars in Thousands)
Federal income tax expense at statutory rate.$     3,587 $    3,119  $   2,663
Reduction resulting from:
Non-taxable interest income..................       (895)      (837)      (872)
Other, net.................................           20         12        105
                                             ----------- ----------  ---------
Applicable Federal income taxes..............$     2,712 $    2,294  $   1,896
State income taxes...........................         37         37         33
                                             -----------  ---------   --------
  Applicable income taxes....................$     2,749 $    2,331  $   1,929
                                             ===========  =========   ========
  Taxes currently payable....................$     3,048 $    3,036  $   2,386
  Deferred income taxes.......................      (299)      (705)      (457)
                                             -----------  ---------   --------
  Applicable income taxes....................$     2,749 $    2,331  $   1,929
                                             ===========  =========   ========

    The deferred income tax provision consists of the following items:

                                                    Years ended December 31,
                                                1993            1992          1991
                                                      (Dollars in Thousands)
Difference between loan loss provision
 charged to operating expense and bad
 debt deduction taken for income tax
 purposes....................................$    (687)      $    (755)    $    (363)

Difference between the depreciation
 methods used for financial statements
 and for income tax purposes.................      (64)            199           (19)

Income on leases recognized by the
 direct finance method for financial
 statements but recognized by the
 operating method for income tax purposes....      526             333           327

Difference in gains and losses on
 disposal of leased assets due to the
 use of direct finance method for
 financial statements and operating
 method for income tax purposes..............     (215)           (398)         (260)

Difference due to the amount of pension
 expense deductible for financial
 statement purposes and that which is
 deductible for income tax purposes..........       64              47           (88)

Various deferral items.......................       77            (131)          (54)
                                             ---------       ---------     ---------
                                             $    (299)      $    (705)    $    (457)
                                             =========       =========     =========

     The Financial Accounting Standards Board has issued Statement No. 109,
Accounting for Income Taxes, which significantly changes the recognition and measurement of deferred income tax assets and liabilities.
Statement 109 requires that deferred income taxes be recorded on an asset/liability method and adjusted when new tax rates are enacted.
The Company adopted Statement No. 109 beginning with its year ending
December 31, 1993. The Statement provides that the effect of its adoption may be recorded entirely in the year of adoption or retroactively by restating one or more prior years. The statement was retroactively applied in 1993.

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


     The estimated fair values of the Corporation's financial instruments are as follows:
                                       1993                    1992
                                          (Dollars in Thousands)
                                ---------------------   --------------------
                                Carrying     Fair       Carrying    Fair
                                 Amount      Value       Amount     Value
                               ---------   ---------   ---------  ---------
Financial Assets:
 Cash and short-term investments.$ 48,580  $ 48,580    $ 37,322   $ 37,322
 Investment Securities............146,465   151,444     128,503    133,400

 Loans............................328,718               318,415
  Less: Allowance for Loan Losses. (6,604)               (4,916)
                               ----------  --------   ---------  ---------
 Net Loans.......................$322,114  $326,468    $313,499   $320,091


Financial Liabilities:
 Deposits........................$505,680  $507,651    $473,184   $475,871
 U.S. Treasury Demand Notes......   3,000     3,000       3,000      3,000
 Other borrowings................  19,421    19,404      14,941     15,035

Unrecognized Financial Instruments:*
 Interest Rate Swaps:
 In a net receivable position....    none      none        none       none
 In a net payable position.......   (none)    (none)      (none)     (none)
 Commitments to extend credit....     (76)      (76)        (69)       (69)
 Standby Letters of Credit.......     (36)      (36)        (10)       (10)
 Financial Guarantees written....   (none)    (none)      (none)     (none)

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

     A summary of the more significant commitments as of December 31, 1993 and 1992 are as follows:

       Financial instruments whose contract amounts
         represent credit risk:
                                                          1993         1992
                                                        (Dollars in Thousands)
           Standby letters of credit ..................$    8,845   $   6,525
           Commitments to extend credit................$   60,479   $  73,324

     Standby letters of credit are obligations to make payments under certain conditions to meet contingencies related to customers' contractual agreements and are subject to the same risk, credit review and approval process as loans.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.
Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitmant amounts do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis.
Excluded from these amounts are commitments to extend credit in the form of retail credit cards, check credit or related plans.

     Sterling's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. Sterling uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

     Most of Sterling's business activity is with customers located within Sterling's defined market area. Sterling grants commercial, residential and consumer loans throughout the market area. The loan portfolio is well diversified and Sterling does not have any significant concentrations of credit risk.

     Sterling has not entered into any futures and forward contracts, interest rate swaps or other derivative activities.

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

Note 19 - Sterling Financial Corporation (Parent Company Only) Financial
          Information

                                                    Condensed Balance Sheets
                                                        As of December 31,
                                                       1993         1992
                                                    (Dollars in Thousands)
  Assets
    Cash..........................................$      390    $      28
    Interest-bearing deposits in other banks......      none          100
    Investment in subsidiaries at equity..........    49,699       43,009
    Other assets..................................       185          373
                                                  ----------    ---------
  Total Assets....................................$   50,274    $  43,510
                                                  ==========    =========
  Liabilities
    Other liabilities.............................$      807          716

  Stockholders' Equity
    Common Stock..................................$   14,414    $  13,513
    Capital Surplus...............................    20,830       14,100
    Retained Earnings.............................    14,223       15,414
    Less: Treasury Stock at cost..................      none         (233)
                                                  ----------    ---------
  Total Stockholders' Equity......................$   49,467    $  42,794
                                                  ----------    ---------
  Total Liabilities and Stockholders' Equity......$   50,274    $  43,510
                                                  ==========    =========


                               Condensed Statements of Income

                                                    Years Ended December 31,
                                             1993         1992         1991
Income                                             (Dollars in Thousands)
   Dividends from subsidiaries..........$    1,262   $     1,731   $    1,413
   Other income.........................         1             1            1
                                        ----------   -----------   ----------
     Total Income.......................     1,263         1,732        1,414
                                        ----------   -----------   ----------
 Expenses
   Fees paid to subsidiary..............       108            84           70
   Other expense........................       121            96           92
                                        ----------   -----------   ----------
     Total Expense......................       229           180          162
                                        ----------   -----------   ----------
 Income before income taxes and equity
   in undistributed net income
   of subsidiaries......................     1,034         1,552        1,252
 Income taxes (credits).................       (78)          (61)         (55)
                                        ----------   -----------   ----------
                                             1,112         1,613        1,307
 Equity in undistributed income of
   subsidiaries.........................     6,690         5,230        4,597
                                        ----------   -----------   ----------
 Net Income.............................$    7,802   $     6,843   $    5,904
                                        ==========   ===========   ==========


                       Statements of Cash Flows
                                                   Years Ended December 31,
                                                  1993       1992        1991
                                                     (Dollars in Thousands)
  Cash flows from operating activities
  Net income....................................$   7,802  $   6,843  $  5,904
  Adjustments to reconcile net income to net cash
    provided by/(used in) operating activities:
   Undistributed (earnings) loss of subsidiaries.  (6,690)    (5,230)   (4,597)
    Changes in operating assets and liabilities:
      (Increase) decrease in other assets.......      188        242      (312)
      (Decrease) increase in other liabilities..       91         52       105
                                               ----------  ---------  --------
    Net cash provided by/(used in)
       operating activities....................     1,391      1,907     1,100
                                               ----------  ---------  ---------
  Cash flows from investing activities
   Proceeds of interest-bearing deposits
    in other banks.............................       100       none      none
   Purchase of interest-bearing deposits
    in other banks.............................      none       (100)     none
                                               ----------  ---------  --------
     Net cash provided by/(used in) investing
       activities..............................       100       (100)     none
                                               ----------  ---------  --------
  Cash flows from financing activities
   Proceeds from issuance of common stock......     1,629      1,021     1,155
   Cash dividends paid.........................    (2,985)    (2,575)   (2,245)
   Cash dividends paid in lieu of
    fractional shares..........................       (32)       (11)      (18)
   Acquisition of treasury stock...............      (267)      (643)     none
   Proceeds from issuance of treasury stock....       526        422      none
                                               ----------  ---------  --------
     Net cash provided by/(used in) financing
      activities...............................    (1,129)    (1,786)   (1,108
                                               ----------  --------- ---------

     Increase (decrease) in cash...............      362          21        (8)

  Cash
    Beginning..................................       28           7        15
                                               ---------   ---------  --------
    Ending....................................$      390   $      28  $      7
                                              ==========   =========  ========

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

                                                (In thousands, except per share)
                                                         1993
                                                     Quarter Ended
                                      March        June     September   December
                                       31           30          30         31
Interest income..................$   9,891   $  10,009   $   9,985    $  10,207
Interest expense.................    3,870       3,775       3,761        3,636
                                  --------     -------    --------     --------
Net interest income..............    6,021       6,234       6,224        6,571
Provision for loan losses........      820         748         469          393
                                  --------     -------    --------     --------
Net interest income after
  Provision for loan losses......    5,201       5,486       5,755        6,178
Other income.....................    2,129       2,187       2,384        2,279
Other expenses..................     4,904       5,160       5,383        5,601
                                  --------     -------    --------     --------
Income before income taxes......     2,426       2,513       2,756        2,856
Applicable income taxes.........       615         642         744          748
                                  --------     -------    --------     --------
Net income......................$    1,811   $   1,871   $   2,012    $   2,108
                                  ========    ========    ========     ========
Net income per share of
  common stock..................$      .64   $     .65   $     .70    $     .73




                                                   1992
                                               Quarter Ended
                                   March       June      September    December
                                    31         30            30          31
Interest income.................$ 10,414     $  9,950    $  9,973     $  9,947
Interest expense.................  4,823        4,605       4,318        4,072
                                 -------      -------     -------      -------
Net interest income..............  5,591        5,345       5,655        5,875
Provision for loan losses........    557          785         536          418
                                 -------      -------     -------      -------
Net interest income after
  provision for loan losses......  5,034        4,560       5,119        5,457
Other income.....................  1,577        2,166       2,033        2,150
Other expenses...................  4,462        4,441       4,830        5,189
                                 -------      -------     -------      -------
Income before income taxes.......  2,149        2,285       2,322        2,418
Applicable income taxes..........    551          603         550          627
                                 -------      -------     -------      -------
Net income......................$  1,598     $  1,682    $  1,772     $  1,791
                                 =======      =======     =======      =======
Net income per share of
  common stock..................$    .57     $    .59    $    .63     $    .64


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

Item 13 - Certain Relationships and Related Transactions

     Incorporated by reference is the information appearing under the heading "Transactions with Directors and Executive Officers" on page 12 of the 1994 Proxy Statement and under "Notes to Consolidated Financial Statements - Note 17
- - Related Party Transactions" on page 34 of the Form 10-K for the year ended December 31, 1993.

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

            1. Articles of Incorporation and Bylaws of Sterling Financial
               Corporation incorporated by reference to Exhibit 3 of Registration Statement on Form S-4(No. 33-12635) filed with the Securities and Exchange Commission on March 13, 1987.

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

    Signature                         Title                       Date

 John E. Stefan              President and Chief            November 1, 1994
(John E. Stefan)          Executive Officer; Director


 Ronald L. Bowman              Secretary/Treasurer          November 1, 1994
(Ronald L. Bowman)


                                     Director               November 1, 1994
(Richard H. Albright, Jr.)


 John E. Burkholder                  Director               November 1, 1994
(John E. Burkholder)


                                     Director               November 1, 1994
(Robert H. Caldwell)


 Howard E. Groff, Jr.                Director               November 1, 1994
(Howard E. Groff, Jr.)


 J. Robert Hess                      Director               November 1, 1994
(J. Robert Hess)


 Calvin G. High                      Director               November 1, 1994
(Calvin G. High)


                                      Director              November 1, 1994
(E. Glenn Nauman)


 Glenn R. Walz                        Director              November 1, 1994
(Glenn R. Walz)
                                   EXHIBIT 22

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


 22. List of Subsidiaries                                             49


 24. Consent of Auditors                                              23