Form 10-Q
period 1994-09-30
STERLING FINANCIAL CORP /PA/
filed 1994-11-14
CIK 811671

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
(Mark One)
    X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1994

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

Common Stock, $5.00 Par Value- 5,868,560 shares outstanding as of October 31, 1994.
               Sterling Financial Corporation and Subsidiaries

                                    Index

PART I - FINANCIAL INFORMATION                                        Page

Item 1 - Financial Statements


         Consolidated Balance Sheets
         as of September 30, 1994 (Unaudited), December 31, 1993,
         and September 30, 1993 (Unaudited).                            3


         Consolidated Statements of Income
         for the Three and Nine Months ended September 30, 1994
         and 1993 (Unaudited).                                          4


         Consolidated Statements of Cash Flows
         for the Nine Months ended
         September 30, 1994 and 1993 (Unaudited).                      5


         Notes to Consolidated Financial
         Statements (Unaudited).                                        6



Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          8

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                             13

Item 6 - Exhibits and Reports on Form 8-K                              13

Signature Page                                                         14

Material Contracts of the Registrant                                   15

Subsidiaries of the Registrant                                         17


                       Part I - Financial Information
               Sterling Financial Corporation and Subsidiaries
                         Consolidated Balance Sheets
                                                                  September 30,  December 31, September 30,
                                                                     1994           1993         1993
ASSETS                                                            (Unaudited)
(Unaudited)
Cash and due from banks..................................$ 32,121,974 $ 36,189,703  $ 26,623,857
Interest-bearing deposits in other banks.................      16,477       40,595        27,575
Federal funds sold.......................................  11,750,000   12,350,000    15,000,000
Mortgage loans held for sale.............................     160,641    3,431,375          none
Investment Securities::
  Securities held to maturity (market value-$150,234,400;
    $151,443,866; $140,513,076).......................... 151,688,362  146,465,280   134,273,921
  Securities available for sale..........................   8,495,912         none          none
Loans.................................................... 381,156,560  360,730,048   367,960,749
  Less: Unearned Income..................................  (1,042,640)  (1,365,646)   (1,622,391)
        Allowance for loan losses........................  (7,768,293)  (7,180,000)   (7,100,437)
Loans, Net............................................... 372,345,627  352,184,402   359,237,921
Premises and Equipment...................................   9,981,817    7,424,265     7,279,502
Other real estate owned..................................     234,037      250,608       370,608
Accrued interest receivable and prepaid expenses.........   8,307,872    8,816,336     8,671,341
Other assets.............................................  22,005,055   20,730,706    19,593,120
TOTAL ASSETS.............................................$617,107,774 $587,883,270  $571,077,845
                                                         ============ ============  ============
LIABILITIES
Deposits:
   Non-interest bearing..................................$ 66,841,213 $ 68,197,423  $ 62,528,931
   Interest-bearing...................................... 461,429,063  437,482,475   427,041,634
TOTAL DEPOSITS........................................... 528,270,276  505,679,898   489,570,565
Interest-bearing demand notes issued to U.S. Treasury....   3,000,000    3,000,000     3,000,000
Other liabilities for borrowed money.....................  20,176,281   19,410,045    20,755,494
Mortgages payable and capitalized lease liability........       1,162       11,188        14,353
Accrued interest payable and accrued expenses............   5,489,318    5,413,784     5,538,450
Other liabilities........................................   4,782,771    4,900,917     4,558,130
TOTAL LIABILITIES........................................ 561,719,808  538,415,832   523,436,992
STOCKHOLDERS' EQUITY
Common Stock - (Par Value: $5.00)
  No. Shares authorized: 10,000,000
  No. Shares issued: 5,854,824; 2,882,920; 2,734,305
  No. Shares outstanding: 5,846,210; 2,882;920 2,733,212.  29,274,120   14,414,600    13,671,525
Capital Surplus..........................................   8,072,100   20,830,185    15,083,116
Retained Earnings........................................  17,783,291   14,222,653    18,929,385
Net unrealized gain on securities available for sale.....     470,970         none          none
Less: Treasury Stock (8,614, none; 1,093) - at cost......    (212,515)        none       (43,173)
TOTAL STOCKHOLDERS' EQUITY...............................  55,387,966   49,467,438    47,640,853
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...............$617,107,774 $587,883,270  $571,077,845
                                                         ============ ============  ============
See accompanying notes to financial statements

                       Part 1 - Financial Information
               Sterling Financial Corporation and Subsidiaries
                Consolidated Statements of Income (Unaudited)
                                                   Three Months Ended        Nine Months Ended
                                                       September 30,            September 30,
                                                   1994        1993          1994         1993
INTEREST INCOME
  Interest and fees on loans..................$  8,242,140 $  7,782,818 $ 23,688,557 $ 23,220,856
  Interest on deposits in other banks.........         304        7,000        1,653       25,520
  Interest on federal funds sold..............     101,816       37,489      185,581      109,945
  Interest and dividends on investment securities:
     Taxable..................................   1,636,380    1,529,146    4,852,926    4,706,642
     Tax-exempt...............................     622,671      576,234    1,847,626    1,677,678
     Dividends on stock.......................      43,059       52,938      132,774      144,996
TOTAL INTEREST INCOME.........................  10,646,370    9,985,625   30,709,117   29,885,637
INTEREST EXPENSE
  Interest on time certificates of deposit
    of $100,000 or more.......................     190,238      124,934      404,121      375,585
  Interest on all other deposits..............   3,318,921    3,300,648    9,346,805   10,121,737
  Interest on demand notes issued to the
    U.S. Treasury.............................      21,437       18,208       56,783       49,795
  Interest on federal funds purchased.........        none         none        1,836         none
  Interest on other borrowed money............     327,308      316,913      936,889      853,643
  Interest on mortgage indebtedness and
    obligations under capitalized leases......          93          447          554        5,637
TOTAL INTEREST EXPENSE........................   3,857,997    3,761,150   10,746,988   11,406,397
NET INTEREST INCOME...........................   6,788,373    6,224,475   19,962,129   18,479,240
  Provision for loan losses...................     309,000      469,000      916,000    2,037,000
NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES................................   6,479,373    5,755,475   19,046,129   16,442,240
OTHER OPERATING INCOME
   Income from fiduciary activities...........     199,815      164,378      546,803      460,926
   Service charges on deposit accounts........     452,535      468,777    1,347,066    1,398,672
   Other service charges, commissions and fees     410,344      438,852    1,108,035    1,160,043
   Mortgage banking income....................     124,888      728,589      512,973    1,900,163
   Other operating income.....................     576,370      582,583    1,737,262    1,771,799
   Investment securities gains and (losses)...        none        1,000         none        8,160
TOTAL OTHER OPERATING INCOME..................   1,763,952    2,384,179    5,252,139    6,699,763
 OTHER OPERATING EXPENSES
   Salaries and employee benefits.............   3,097,624    2,936,602    8,995,793    8,531,979
   Net occupancy expense......................     354,917      346,423    1,117,661    1,009,942
   Furniture and equipment expense............     340,525      308,401    1,027,688      919,023
   FDIC insurance assessment..................     285,796      266,398      842,783      786,073
   Other operating expenses...................   1,414,013    1,526,008    4,250,532    4,200,534
TOTAL OTHER OPERATING EXPENSES................   5,492,875    5,383,832   16,234,457   15,447,551
   Income before income taxes.................   2,750,450    2,755,822    8,063,811    7,694,452
   Applicable income taxes....................     645,953      744,090    1,997,900    2,000,972
NET INCOME....................................$  2,104,497 $  2,011,732  $ 6,065,911 $  5,693,480
                                              ============ ============  =========== ============
Earnings per common share:
 Net Income...................................$        .36 $        .35  $      1.04 $       1.00

Cash dividends declared per common share......$        .15 $        .14  $       .43 $        .40
See accompanying notes to financial statements

                       Part I - Financial Information
               Sterling Financial Corporation and Subsidiaries
              Consolidated Statements of Cash Flows (Unaudited)
                                                                            Nine Months Ended
                                                                               September 30,

                                                                            1994          1993
Cash Flows from Operating Activities
  Net Income...........................................................$  6,065,911 $  5,693,480
  Adjustments to reconcile net income to net cash provided by/(used in)
   operating activities:
     Depreciation......................................................     761,878      734,547
     Provision for possible loan and lease losses......................     916,000    2,037,000
     (Gain) loss on maturities/sales of investment securities..........        none       (8,160)
     (Gain) loss on disposition of premises and equipment..............      (2,452)        none
     (Gain) Loss on sale of mortgage loans.............................    (246,085)  (1,695,754)

     Proceeds from sales of mortgage loans.............................  21,550,591   47,113,533
     Originations of mortgage loans held for sale...................... (18,033,772) (45,417,779)
     Change in operating assets and liabilities:
       (Increase) decrease in accrued interest receivable and prepaid
          expenses.....................................................     508,464     (560,487)
       (Increase) decrease in other assets.............................  (1,257,778)    (216,929)
        Increase (decrease) in accrued interest payable and
          accrued expenses.............................................    (167,087)      52,834
        Increase (decrease) in other liabilities.......................    (118,146)    (440,582)
Net cash provided by/(used in) operating activities....................   9,977,524    7,291,703
Cash Flows from Investing Activities
Proceeds from interest-bearing deposits in other banks.................  39,205,255    1,900,000
Purchase of interest-bearing deposits in other banks................... (39,181,137)  (1,027,575)
Proceeds from maturities of investment securities......................  24,809,419   26,549,464
Purchase of investment securities...................................... (37,814,822) (32,311,748)
Federal funds sold, net................................................     600,000  (11,800,000)
Net loans and leases made to customers................................. (21,077,225) (18,146,357)
Purchases of premises and equipment....................................  (3,557,833)    (430,185)
Proceeds from sale of premises and equipment...........................     240,855        8,125
Net cash provided by/(used in) investing activities.................... (36,775,488) (35,258,276)
Cash Flows from Financing Activities
Net increase (decrease) in demand deposits, NOW and savings accounts...  (1,986,401)  23,440,379
Net increase (decrease) in time deposits...............................  24,576,779   (7,053,312)
Proceeds from borrowings...............................................   8,875,000   12,816,450
Repayments of borrowings...............................................  (8,108,764)  (6,783,928)

Repayments of mortgages payable and capitalized lease liability........     (10,026)    (204,133)
Proceeds from issuance of common stock.................................   2,101,436    1,118,603
Cash dividends paid....................................................  (2,505,274)  (2,177,489)
Acquisition of treasury stock..........................................    (212,515)    (267,222)
Proceeds from issuance of treasury stock...............................        none      479,140
Net cash provided by/(used in) financing activities....................  22,730,235   21,368,488
Increase (decrease) in cash and due from banks.........................  (4,067,729)  (6,598,085)
Cash and due from banks::
Beginning..............................................................  36,189,703   33,221,942
Ending.................................................................$ 32,121,974 $ 26,623,857
                                                                        ===========  ===========

Supplemental Disclosure of Cash Flow Information:
Cash payments for:
  Interest paid to depositors and on borrowed money....................$ 10,556,634 $ 11,705,784
  Income taxes.........................................................   1,760,000    2,295,000

Supplemental Schedule of Noncash Investing and Financing Activities
Other Real Estate acquired in settlement of loans......................     112,955      121,082

See accompanying notes to financial statements

                         Part I - Financial Information

Sterling Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements of Sterling Financial Corporation (Sterling) have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994.

     The consolidated financial statements of Sterling include the accounts of its wholly owned subsidiary, Bank of Lancaster County, N.A. and its wholly owned subsidiary, Town & Country, Inc. All significant intercompany transactions are eliminated in the consolidation.

     Effective January 1, 1993, Sterling adopted Statement of Financial Accounting Standards No. 106 - Employer's Accounting for Postretirement Benefits Other Than Pensions. Under SFAS No. 106, the cost of postretirement benefits other than pensions must be recognized on an to earn the benefits. This is a significant change from the previous generally accepted practice of accounting for these benefits which was on a cash basis.
The accumulated postretirement benefit obligation at the date of adoption
(the "transition obligation") could have been recognized in operations as the cumulative effect of an accounting change in the period of adoption, which would have resulted in an actuarially determined pre-tax charge to earnings of approximately $1,026,457, or its recognition could be delayed by amortizing the obligation over future periods as a component of the postretirement benefit cost. Sterling adopted SFAS No. 106 by recognizing the transition on a delayed basis. The net periodic postretirement benefit cost was $212,339 for the year 1993. It has been determined that the cost for 1994 will be $231,222.

     The Financial Accounting Standards Board issued SFAS No. 109 - Accounting for Income Taxes. This Statement changes the method of accounting for income taxes. SFAS No. 109 was retroactively applied in 1993 and resulted in a decrease of $310,000 in retained earnings beginning January 1, 1991.
Earnings after this date have not been restated since the change is not considered material.

     Effective January 1, 1994, Sterling adopted Statement of Financial Accounting Standards No. 115 - Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 requires that these securities be classified into one of three categories: held-to-maturity, available-for-sale or trading. Specific accounting treatments apply to each of the three categories. Securities held-to-maturity will be reported at amortized cost, trading securities are reported at fair value with unrealized gains and losses included in earnings and available-for-sale will be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. Sterling has segregated its investment securities into two categories: those held-to-maturity and those available-for-sale. The effect of adoption has resulted in an increase to shareholders' equity of $470,970 as of September 30,1994. There has been no impact on current year earnings or a restatement of previously issued financial statements in connection with the adoption of SFAS No. 115.

     The Financial Accounting Standards Board issued SFAS No. 112 - Employers' Accounting for Postemployment Benefits which establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement. This Statement is effective for fiscal years beginning after December 15, 1993. Sterling has determined that the adoption of this Statement will not have an effect on earnings.

     The Financial Accounting Standards Board issued SFAS No. 114 - Accounting by Creditors for Impairment of a Loan. This Statement, which becomes effective for fiscal years beginning after December 15, 1994, will require that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. Sterling has not completed the complex analysis required to estimate the impact of this Statement.

     The Financial Accounting Standards Board issued SFAS No. 116 - Accounting for Contributions Received and Contributions Made. This Statement becomes effective for financial statements issued for fiscal years beginning after December 15, 1994 and interim periods within those fiscal years. Sterling has determined that the adoption of this Statement will not affect its financial position or results of operations.

Note 2 - Earnings Per Share

     Earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding which were 5,825,827 and 5,715,782 for 1994 and 1993 respectively. Figures for 1994 and 1993 were retroactively restated to reflect a two-for-one stock split in the form of a 100% stock dividend paid in September 1994 and a 5% stock dividend paid in December 1993.
                         Part I - Financial Information

Sterling Financial Corporation and Subsidiaries

Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

     Total assets at September 30, 1994 amounted to $617,107,774 which represents an increase of 8.1% over the $571,077,845 reported at September 30, 1993. Total assets at September 30, 1994 increased $29,224,504 or 5% over the $587,883,270 reported at December 31, 1993.

     The investment securities portfolio reflects a 19.3% increase or $25,910,353 during the twelve month period September 30, 1993 to September
30, 1994.  Of this increase, $713,591 resulted due to adoption of SFAS
No. 115. Effective January 1, 1994, Sterling adopted Statement of Financial Accounting Standard No. 115 - Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 requires that these securities be classified into one of three categories: held-to-maturity, available-for-sale or trading. Specific accounting treatments apply to each of the three categories. Securities held-to-maturity will be reported at amortized cost, trading securities are reported at fair value with unrealized gains and losses included in earnings and available-for-sale will be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. Sterling has segregated its investment securities into two categories: those held-to-maturity and those available-for-sale. The effect of adoption has resulted in an increase to shareholders' equity of $470,970 as of September 30, 1994.
During the first nine months of 1994, there was an increase of $13,718,994 or 9.4% from the $146,465,280 reported at December 31, 1993.

     Net loans have grown from $352,184,402 to $372,345,627 during the nine month period ended September 30, 1994. This represents an increase of 5.7% since December 31, 1993. Net loans increased from $359,237,921 at September 30, 1993 to $372,345,627 at September 30, 1994. This represents an increase of $13,107,706 or 3.6%.

     Premises and equipment increased $2,702,315 or 37% from $7,279,502 at September 30, 1993 to $9,981,817 at September 30, 1994. During the first nine months of 1994, total premises and equipment increased $2,557,552 or 34% from $7,424,265 at December 31, 1993. This increase is the result of the purchase of land for Sterling Financial's headquarters and initial advances for construction of the headquarters building.
     Total deposits increased $38,699,711 or 7.9% from $489,570,565 at September 30, 1993 to $528,270,276 at September 30, 1994. During the first nine months of 1994, total deposits increased $22,590,378 from the $505,679,898 reported at December 31, 1993. Noninterest-bearing deposits increased $4,312,282 or 6.9% from $62,528,931 at September 30, 1993 to $66,841,213 at September 30, 1994.
During the same period, interest-bearing deposits increased $34,387,429 or 8.1%. Noninterest-bearing deposits decreased $1,356,210 or 2% during the first nine months of 1994 while interest-bearing deposits increased $23,946,588 or 5.5%.

     Stockholders' equity increased $7,747,113 or 16.3% from the $47,640,853 reported at September 30, 1993 to $55,387,966 at September 30, 1994. There was an increase of $5,920,528 or 12% from the $49,467,438 reported at December 31, 1993. Contributing to these increases were net income issuance of stock pursuant to a dividend reinvestment and stock purchase plan and an employee stock plan. Net unrealized gain on securities available-for
- - -sale in the amount of $470,970 at September 30, 1994, as a result of adoption of SFAS No. 115, also contributed to this increase. Total stockholders' equity to total assets at the end of September 30, 1994 was 8.98% compared to 8.34% for the same period 1993. At December 31, 1993 the ratio was 8.41%.

     During 1989, federal regulatory authorities approved risk-based capital guidelines applicable to banks and bank holding companies in an effort to make regulatory capital more responsive to the risk exposure related to various categories of assets and off-balance sheet items. These new guidelines required that banking organizations meet a minimum risk-based capital by December 31, 1992 and redefine the components of capital, categorize assets into different risk classes and include certain off- balance sheet items in the calculation of capital requirements. The components of capital are called Tier 1 and Tier 2 capital. Tier 1 capital is the shareholders' equity and Tier 2 capital is the allowance for loan losses. The risk-based capital ratios are computed by dividing the components of capital by risk-weighted assets. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet items. The guidelines require Tier 1 capital of at least 4% and total capital of 8% of risk-weighted assets. Tier 1 capital ratio was 10.51% and the total capital ratio was 11.77% at September 30, 1993 while at September 30, 1994 the Tier 1 capital ratio was 11.26% and the total capital ratio was 12.51%.

     The following table reflects the various capital ratios for the periods indicated:

                    September 30, 1994   December 31, 1993     September 30, 1993
      "Statement"
    Equity Capital         8.98%                8.41%                  8.34%
    Primary and
     Total Capital        10.11%                9.52%                  9.47%

      "Risk-based"
    Tier 1 Capital        11.26%               10.67%                 10.51%
    Total Capital         12.51%               11.92%                 11.77%

     Changes in the Allowance for Loan Losses for the nine months ended September 30, 1994 and 1993 were as follows:

                                       1994            1993

   Balance at January 1,          $ 7,180,000     $  5,400,000
   Provision for loan losses
     charged to operating expenses    916,000        2,037,000

                                  $ 8,096,000      $ 7,437,000

   Losses charged to allowance        422,631          510,495
   Recoveries credited to allowance    94,924          173,932

   Net charge-offs                    327,707          336,563

   Balance at June 30,            $ 7,768,293      $ 7,100,437
                                   ==========       ==========

   Allowance as a percent of
     period-end loans                   2.04%            1.94%


     The net charge-offs for the first nine months of 1994 were within our expectations. Management makes a determination no less frequently than quarterly as to the appropriate provision necessary to maintain an adequate allowance for potential loan losses. The amount of provision made is based upon a variety of factors including a specific allocation by individual credits, loss experience for classified loans using migration analysis, loss experience for homogenous loan pools, levels and trends in delinquency, specific non-accruing and problem loans, evaluation of economic conditions and forecasts and other factors deemed appropriate by management. With respect to the variation in amounts charged during the period of 1994 in comparison to the corresponding period in the prior year, the specific reason for the improvement relates to lower levels of delinquency and non-accruing loans, as well as an improvement in the local economic conditions. While there can be no assurance that material amounts of additional loan loss provisions will not be required in the future, management believes that, based upon information presently available, the amount of the allowance for possible loan losses is adequate.

     The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans:

                               September 30,  December 31,    September 30,
                                   1994           1993            1993
Nonaccrual loans                $3,071,418     $2,960,038      $4,143,624
Accruing loans, past due
  90 days or more               $  493,505     $  522,024      $  832,362

     The general policy has been to cease accruing interest on loans when it is determined that a reasonable doubt exists as to the collectibility of additional interest. Interest income on these loans is only recognized to the extent payments are received. If interest income had been recorded on such loans for the periods indicated, such interest income would have been increased by approximately $218,064 and $265,492 at September 30, 1994 and 1993 respectively, and $267,295 at December 31, 1993. Interest income recorded on the nonaccrual loans in 1994 and 1993 was none. Potential problem loans are loans which are included as performing loan which possible credit problems of the borrower causes management to have doubts as to the ability of such borrower to comply with present repayment terms and which may eventually result in disclosure as a non-performing loan. At September 30,1994, there was one commercial loan totalling $484,000 which was considered a potential problem loan which was not included as a nonaccrual loan.

     At September 30, 1994, there were no concentrations exceeding 10% of total loans. A concentration is defined as amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly affected by changes in economic or other conditions. There were no foreign loans outstanding at September 30, 1994.

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

Three months ended September 30, 1994 compared to three months ended September 30, 1993

     Net income for the third quarter of 1994 amounted to $2,104,497 compared to $2,011,732 for the third quarter of 1993. This represents an increase of $92,765 or 4.6%. On a per share basis, income was $.36 compared to $.35.

     Total interest income increased $660,745 or 6.6% while total interest expense increased $96,847 or 2.6%. Increased volumes in loans was primarily responsible for an increase in interest and fees of $459,322 or 5.9% over 1993. Interest on deposits with banks decreased $6,696, while interest on federal funds sold increased $64,327. Income on investment securities increased $143,792 or 6.7% in 1994 as a result of increased volumes of various investment securities. Increased volumes in loans and investment securities was the primary reason for the increase in interest income.

      Total interest expense amounted to $3,857,997 for this period compared to $3,761,150 for the same period last year. This represents an increase of $96,847 or 2.6%. Interest paid on time certificates of deposit of $100,000 or more increased $65,304 or 52.2% in 1994 over the same period in 1993, while interest paid on all other deposits increased $18,273 or .6%. Interest expense on other interest bearing liabilities increased $13,270 during the same period of time. Increased volumes in interest-bearing deposits was the primary reason for the increase in interest expense.

      The provision for possible loan losses decreased $160,000 from a charge of $469,000 in 1993 to $309,000 in 1994. The provision reflects the amount deemed appropriate by management to provide an adequate reserve to meet the present and foreseeable risk characteristics of the loan portfolio.

      Total other operating income decreased $620,227 or 26%. An increase was reflected in income from fiduciary activities while other areas of income decreased. Income from fiduciary activities increased $35,437. Service charges on deposit accounts and other various service charges decreased $44,750. Other operating income decreased $6,213. Mortgage banking income decreased $603,701. There were gains on investment securities of $1,000 in 1993 compared to none in 1994. The decrease in mortgage banking income was a result of the sudden and continuing increases in rates on mortgages originated and sold, as well as decreased volumes of originations and subsequent sales. The period in 1993 reflected larger volumes due to refinancings. The gain on sales was not as great as the same period last year.

      Total other operating expenses increased $109,043 or 2%. Increases of $161,022 in salaries and employee benefits; $40,618 in occupancy and furniture and equipment expense; $19,398 in FDIC insurance assessment;
and a decrease of $111,995 in other operating expenses constitute the total increase. Two new branch facilities were added in late 1993. One of the facilities was a branch relocation. These additions contributed to the increase in occupancy and furniture and equipment expense.

      Applicable income taxes decreased $98,137 due to tax credits utilized. The effective tax rate was 23.5% for the third quarter of 1994 compared to 27% for 1993.

Nine months ended September 30, 1994 compared to nine months ended September 30, 1993

   Net income increased from $5,693,480 in September 30, 1993 to $6,065,911 in September 30, 1994. This represents an increase of $372,431 or 6.5%. Net income on a per share basis was $1.04 for nine months ended September 30, 1994 compared to $1.00 for the same period 1993. Sterling's return on average assets was 1.36% for 1994 compared to 1.38% for 1993. Return on average stockholders' equity was 15.25% and 16.75% respectively for 1994 and 1993.

   Total interest income increased $823,480 or 2.8%. Earning assets increased $36,005,707 or 7%. Loans increased over $13 million or nearly 3.6%, while securities increased nearly $26 million or 19.3% over the same period last year. Increased volumes generated the increase in interest income. Interest and fees on loans increased $467,701. Interest on deposits with banks decreased $23,867 while interest on federal funds sold increased $75,636. Interest on investment securities increased $304,010. The daily average balance on time deposits with banks was $62,315 in 1994 compared to $908,591 in 1993. During this time the daily average balance of federal funds sold increased from $4,767,032 in 1993 to $6,252,479 in 1994. The daily average balance of investment securities was $154,819,712 at September 30, 1994 and $131,396,992 at September 30, 1993.

   Total interest expense amounted to $10,746,988 reflecting a decrease of $659,409 or 5.8% from the $11,406,397 reported in 1993. Interest-bearing deposits increased 8.1%. However, lower interest rates paid on deposits resulted in a decrease in interest expense of $746,396 or 7.1%. Interest paid on other interest-bearing liabilities increased $86,987 primarily as a result of increased borrowings by Town & Country, Inc. for leasing operations.

   The provision for loan loss decreased $1,121,000 in 1994 over 1993. The provision for loan losses is based upon the monthly review of the loan portfolio.

   Total other operating income decreased $1,447,624 during the first nine months of 1994 over the same period in 1993. Contributing to this decrease was a decrease in income from service charges on deposit accounts and other various service charges and fees in the amount of $103,614. Another significant contributor to the decrease was a decrease of $1,387,190 in mortgage banking income due to rising interest rates as well as decreased volumes in originations. Other income decreased $34,537 during this period of time while income from fiduciary activities increased $85,877. There were investment securities gains of $8,160 in 1993 compared to none in 1994.

   Total other operating expenses rose $786,906 or 5.1% reflecting normal increases experienced through growth. Increases in employee related expenses of $463,814; $216,384 in occupancy and furniture and equipment expense; $56,710 in FDIC insurance assessment and $49,998 in other expenses comprise the increase in total other operating expenses. Contributing to the increase in other operating expenses were increases in marketing expense, education and training, MAC fees, printing and supplies, postage and various other operating expenses in the normal course of business.
Two new branch facilities were added in late 1993. One of the facilities was a branch relocation. These additions contributed to the increase in occupancy and furniture and equipment expense.

   Applicable income taxes amounted to $1,997,900 in 1994 compared to $2,000,972 in 1993. The decrease in taxes is due to utilization of tax credits. The effective tax rate was 24.8% and 26% respectively for 1994 and 1993.

Three Months ended September 30, 1994 compared to three months ended
June 30, 1994

   Net income increased $108,230 or 5.4% in the third quarter of 1994 over the second quarter of 1994. Net income for the three months ended
September 30, 1994 was $2,104,497 compared to $1,996,267 for the three months ended June 30, 1994.

   Total interest income increased $393,794 or 3.8% while total interest expense increased $390,307 or 11.3%. This resulted in an increase in net interest income of $3,487. Earning assets increased $15,027,500 or 2.8% while interest-bearing liabilities increased $14,762,689 or 3.1%. Both interest income and interest expense increased due to this increased volumes as well as rising interest rates.

   The loan loss provision decreased $116,000 over the second quarter of 1994.

   Total other operating income increased $53,893 or 3.2% over the second quarter. Various service charges, commissions and fees increased $30,221 while income from fiduciary activities increased $20,709 and other income decreased $17,211. Mortgage banking income increased $20,174 over the last quarter.

   Total other operating expenses increased $104,886 or 1.9% over the second quarter. There was an increase of $80,868 in employee related expenses while occupancy and furniture and equipment expenses decreased $24,592 and other expenses increased $48,610.

   Applicable income taxes decreased $39,736 over the second quarter as a result of utilization of tax credits.

                          PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.

     As of September 30, 1994, there were no material pending legal proceedings, other than ordinary routine litigation incidental to business, to which the Corporation or its subsidiaries are a party or of which any of their property is the subject.


Item 6 - Exhibits and Reports on Form 8-K

     (a) EXHIBITS
            10b. Letter  Agreement Between Sterling Financial Corporation and
                 Howard E. Groff, Sr., dated June 30,1994

             21.  Subsidiaries of Registrant

             27.  Financial Data Schedule


     (b) REPORTS ON FORM 8-K -
       A report on Form 8-K dated July 26, 1994 was filed August 3, 1994 pursuant to Item 5 of Form 8-K relating to a two-for-one stock split declared July 26, 1994, effected in the form of a 100% stock dividend payable September 1, 1994, to stockholders of record on August 15, 1994.


                                   Signatures

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               Sterling Financial Corporation


Date: November  11, 1994                       By:  John E. Stefan

                                                    John E. Stefan
                                                    Chairman of the Board,
                                                    President
                                                    and Chief Executive Officer

Date: November  11, 1994                       By:  Jere L. Obetz

                                                    Jere L. Obetz
                                                    Senior Vice President/
                                                    Treasurer
                                                    Chief Financial Officer

                                  EXHIBIT 10.b

                                           June 30, 1994

Howard E. Groff, Sr.
111 East State Street
Quarryville, PA  17566

Dear Howard:

   The purpose of this letter is to set forth our mutual understanding relating to the future disposition of shares of Sterling Financial Corporation common stock which will be owned by you at the time of your death and become part of your estate. These shares shall be referred to within this letter as "shares."

   What is to be accomplished by this letter of understanding is that Sterling Financial Corporation (hereinafter referred to as "Sterling") is afforded an opportunity to distribute the shares in a manner that best suits its corporate objectives. Your estate is afforded an orderly disposition of the shares which should achieve a fair market price of the shares sold. This process will provide liquidity to your estate and funds for the payment of taxes.
Based on the above , the following will apply:

        1. In the event of your death, Sterling will within 90 days file with the Securities & Exchange Commission a registration statement for 25% - 45% of all shares owned by you at the time of death with the exact percentage to be determined by mutual agreement between the executor of the estate and the bank. In no case, however, shall the percentage be less than 25%.

        2. Sterling will use its reasonable best effort to effect the registration of such shares under the Securities & Exchange Commission Act of 1993 as quickly as possible.

        3. Upon effectiveness of the registration statement Sterling together with your estate representative will take the necessary steps to sell the shares covered by the registration statement. It will be Sterling's intention to offer the shares first to its existing shareholders. If all shares fail to sell, the remaining shares will be offered to the following in descending order: Bank of Lancaster County, N.A. customers; management of Sterling and Bank of Lancaster County, N.A.; residents within Lancaster County; and any others as determined solely by Sterling. The sale of the shares will be accomplished either directly\or through one or more investment banks selected by Sterling. The offering and sale price shall be the then share market value of the shares as determined by Sterling in consultation with investment bankers.

        4. Sterling reserves the right to acquire at fair market value for its own as some or all of the shares would be offered. If Sterling exercises this right, the fair market value shall be the average between the low bid and high ask prices for shares of Sterling common stock in the over-the-counter market as reported by the National Quotation Bureau for the trading days preceding the acquisition.

        5. Sterling will pay all costs and expenses associated with the performance of its obligations as required by this letter except for usual and customary underwriting fees, discounts and commissions, which will be for the account of the seller.

        6. This agreement shall be in lieu of, and shall replace and supersede all other understandings and agreements between you and Sterling relating to the purchase or sale of the shares. This letter is for the benefit of and will be binding upon Sterling, its successors and assigns and upon you and your successors and personal representatives unless revoked in writing signed by both parties.

                                     Very truly yours,
                                     STERLING FINANCIAL CORPORATION
                                       John E. Stefan
                                     John E. Stefan
                                     Chairman of the Board,
                                     President & Chief Executive Officer

Accepted, intending to be legally bound
on this   30   day of June 1994.

  Howard E. Groff
Howard E. Groff


                                   EXHIBIT 21
                              LIST OF SUBSIDIARIES

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