Form 10-K
STERLING FINANCIAL CORP /PA/
filed 1995-03-27
CIK 811671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)
   X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1994
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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
     Common Stock, Par Value $5.00 Per Share
             (Title of class)
Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes  X   No

The aggregate market value of the voting stock held by non-affiliates of the Registrant at February 28, 1995 was approximately $129,291,574.

The number of shares of Registrant's Common Stock outstanding on February 28, 1995 was 5,900,250.

Documents Incorporated by Reference

    Portions of the Proxy Statement of Registrant dated March 28, 1995 are incorporated by reference into Part III of this report.
Sterling FinancialCorporation
Table of Contents

                                                                 Page
Part I


     Item 1. Business.............................................  1

     Item 2. Properties...........................................  3

     Item 3. Legal Proceedings....................................  3

     Item 4. Submission of Matters to a Vote of Security Holders..  4

Part II

     Item 5.  Market for the Registrant's Common Equity and
              Related Stockholder Matters..........................  4

     Item 6.  Selected Financial Data..............................  5

     Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations..................  6

     Item 8.  Financial Statements and Supplementary Data.......... 24

     Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.................. 48

   Part III

     Item 10. Directors and Executive Officers of the Registrant... 49

     Item 11. Executive Compensation............................... 49

     Item 12. Security Ownership of Certain Beneficial Owners and
              Management........................................... 49

     Item 13. Certain Relationships and Related Transactions....... 49

   Part IV

     Item 14. Exhibits, Financial Statement Schedules and Reports
              on Form 8-K.......................................... 50


Signatures......................................................51


PART I

Item 1 - Business

Sterling Financial Corporation

     Sterling Financial Corporation (the "Corporation") is a Pennsylvania business corporation, based in Lancaster, Pennsylvania. The Corporation was organized on February 23, 1987 and became a bank holding company through the acquisition on June 30, 1987 of all the outstanding stock of The First National Bank of Lancaster County, now by change of name, Bank of Lancaster County, N.A.

     In addition, Sterling Financial Corporation also owns all of the outstanding stock of a non-bank subsidiary, Sterling Mortgage Services, Inc. Sterling Mortgage Services, Inc. is a mortgage service company formed by Sterling Financial Corporation as a wholly owned subsidiary that presently is considered inactive.

     Sterling Financial Corporation provides a wide variety of commercial banking and trust services through its wholly owned subsidiary, Bank of Lancaster County, N.A.

     A partial source of operating funds for the Corporation is dividends provided by the Bank of Lancaster County, N.A. The Corporation's expenses consist principally of operating expenses. Dividends paid to stockholders are, in part, obtained by the Corporation from dividends declared and paid to it by Bank of Lancaster County, N.A.

     As a bank holding company, Sterling Financial Corporation is registered with the Federal Reserve Board in accordance with the requirements of the Federal Bank Holding Company Act and is subject to regulation by the Federal Reserve Board and by the Pennsylvania Department of Banking.


Bank of Lancaster County


     Bank of Lancaster County, N.A. (the "Bank"), a full service commercial bank operating under charter from the Comptroller of the Currency, was organized in 1863. On July 29, 1863, authorization was given by the Comptroller of the Currency to The First National Bank of Strasburg to commence the business of banking. On September 1, 1980, the name was changed to The First National Bank of Lancaster County and at the time of the holding company reorganization, June 30, 1987, the name was changed to its present name, Bank of Lancaster County, N.A. At December 31, 1994, the Bank had total assets of $633,395,000 and total deposits of $537,354,000.

     The main office of the Bank is located at 1 East Main Street, Strasburg, Pennsylvania. In addition to its main office, the Bank had eighteen (18) branches in Lancaster County and one (1) branch in Chester County in operation at December 31, 1994.

     The Bank provides a full range of banking services. These include demand, savings and time deposit services, NOW (Negotiable Order of Withdrawal) accounts, money market accounts, safe deposit boxes, VISA credit card, and a full spectrum of personal and commercial lending activities. The Bank maintains correspondent relationships with major banks in New York City and Philadelphia. Through these correspondent relationships, the Bank can offer a variety of collection and international services.

     With the installation of three automated teller machines (ATMs) in April of 1983, the Bank was the first financial institution in Lancaster County to join the MAC (Money Access Center) Network. Presently the Bank has 16 ATMs in Lancaster County. The Bank became a participating member of the Plus System in the Fall of 1984. This membership entitles the Bank's MAC/Plus cardholders to have access to a nationwide network of over 117,000 ATMs.

     The Bank introduced Discount Brokerage Service in July, 1983. This service is offered in coordination with Trade Saver, Inc., a subsidiary of PNC Bank Corporation of Philadelphia, Pennsylvania and meets the needs of the commission-conscious, independent-minded investor. In 1992 the Bank began offering mutual funds to customers. We believe these services are important additions to our product line and make a statement about our aggressive attitude in providing financial services for the future.

     The Bank was given permission to open a Trust Department by the Comptroller of the Currency on May 10, 1971. The Trust Department provides personal and corporate trust services. These include estate planning, administration of estates and the management of living and testamentary trusts and investment management services. Other services available are pension and profit sharing trusts and self-employed retirement trusts. Trust Department assets totaled over $190 million at December 31, 1994.

     On January 31, 1983, the Bank purchased Town & Country, Inc. which is a vehicle and equipment leasing company operating in Pennsylvania and other states. Its principal office is located at 640 East Oregon Road, Lancaster, PA. Town & Country, Inc. employs twenty nine (29) people.

     The Bank's principal market area is Lancaster County, which continues to be one of the fastest growing counties in Pennsylvania. Lancaster County is now the sixth largest county in Pennsylvania, behind Philadelphia, Allegheny, Montgomery, Delaware and Bucks. Lancaster County, with an area of 946 square miles has a population of approximately 430,000 people. Lancaster's tradition of economic stability has continued, with agriculture, industry and tourism all contributing to the overall strength of the economy.

     One of the best agricultural areas in the nation, Lancaster County ranks first among Pennsylvania counties and one of the top 20 farm markets in the country. Lancaster County is also one of the leading industrial areas in the state. The county is considered a prime location for manufacturing, away from congested areas, yet close to major east coast markets.
Diversification of industry helps to maintain the economic stability of the county. The unemployment rate of the county in December 1994 was 4.4% which was lower than the state (5.9%) and national (5.4%) levels. The 1994 average county jobless rate was 4.3% of the work force, down from 4.9% in 1993 and 5.5% in 1992. Lancaster County, with its many historic sites, well-kept farmlands and the large Amish community has become very attractive is one of the top tourist attractions in the U.S.

     The Bank is subject to intense competition in all respects and areas of its business from banks and other financial institutions, including savings and loan associations, finance companies, credit unions and other providers of financial services. There are 15 full-service commercial banks with offices in Lancaster County with some of these banks having branches located throughout Lancaster County and beyond. The institutions range in asset size from approximately $160 million to over $44 billion. Of these institutions, eight (8) exceed $775 million in assets and seven (7) of the eight (8) exceed $1.3 billion in total assets. Five (5) banks in our trade area exceed $4.9 billion. Several banks are part of bank holding companies. One bank is part of a bank holding company that has assets in excess of $64 billion while another bank is part of a bank holding company that has over $38 billion in assets. Due to our location, we are in direct competition with the larger banks as well as a number of smaller banks. As of December 31, 1994, the Bank ranked, as measured by total deposits, as the fourth largest in market share within Lancaster County of the banks doing business in Lancaster County. The Bank is not, however, the fourth largest bank in Lancaster
County. As of December 31, 1994, the Bank had total assets of over $633 million and ranked tenth on this basis among the commercial banks with offices located in Lancaster County.

     There has not been a material portion of the Bank's deposits obtained from a single person or a few persons, including federal, state or local governments and agencies thereunder and the loss of any single or any few customers would not have a materially adverse effect on the business of the bank.

     The Bank has no significant foreign sources or applications of funds.

     As of December 31, 1994, there were 354 persons employed by the Bank, of which 269 were full-time and 85 were part-time. These figures do not include employees of Town & Country, Inc. which employed 29 persons.

     The Bank is subject to regulation and periodic examination by the Comptroller of the Currency. Its deposits are insured by the Federal Deposit Insurance Corporation, as provided by law.

Item 2 - Properties

     The Bank, in addition to its main office, had, at December 31, 1994, a branch network of 19 offices and 2 off-site electronic MAC/ATM installations. All branches are located in Lancaster County with the exception of one office which is located in Chester County. Branches at seven (7) locations are occupied under leases and at three branches, the Bank owns the building, but leases the land. One off-site MAC/ATM installation is occupied under lease. All other properties were owned in fee. All real estate and buildings owned by the Bank are free and clear of encumbrances. The Corporation owns no real estate.

     The Administrative Service Center of Bank of Lancaster County, N.A. is owned in fee by the Bank, free and clear of encumbrances.

     The building occupied by Town & Country, Inc., a wholly owned subsidiary of the Bank, is owned in fee by Town & Country, Inc., free and clear of encumbrances.

     The leases referred to above expire intermittently over the years through 2022 and most are subject to one or more renewal options. Aggregate annual rentals for real estate paid during 1994 did not exceed two percent of its operating expenses.

     The Bank is in the process of constructing a new headquarters building which will include a branch banking office and also serve as headquarters for Sterling Financial Corporation. Occupancy is expected to take place in the Fall of 1995. The three-story building will contain approximately 53,000 square feet. The Bank and the Corporation will occupy approximately 43,000 square feet while nearly 10,000 square feet will be available to lease to other tenants.

Item 3 - Legal Proceedings


     As of December 31, 1994, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation or its subsidiaries are a party or of which any of their property is the subject.

Item 4 - Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of 1994.


Part II


Item 5 - Market for the Registrant's Common Equity and Related
Stockholder Matters

     The common stock of the Corporation is not actively traded.
There are 10,000,000 shares of common stock authorized and the total number of shares outstanding as of December 31, 1994 was 5,868,610. As of December 31, 1994, the Corporation had approximately 2,336 holders of record of its common stock.
There is no other class of common stock authorized or outstanding. During 1994, the price range of the common stock known by management to have traded was $22.75 to $30.25 per share. The Corporation declared a two-for-one stock split in the form of a 100% stock dividend in 1994. The following table reflects the bid and asked prices reported for the common stock at the end of the period indicated and the cash dividends declared on the common stock for the periods indicated. All information has been retroactively restated to give effect to the two-for-one stock split in 1994. In the absence of an active market, these prices may not reflect the actual market value of the Corporation's stock for the periods reported.

       1994                   Bid                Ask        Dividend
First Quarter               $23.125            $24.375         $.14
Second Quarter               24.25              25.125          .14
Third Quarter                27.00              28.50           .15
Fourth Quarter               28.75              30.75           .15

      1993                    Bid                Ask        Dividend
First Quarter               $17.50             $18.25          $.13
Second Quarter               19.00              19.875          .13
Third Quarter                20.50              22.00           .14
Fourth Quarter               22.25              23.00           .14

     The prices used in the previous table represent bid and asked prices furnished by F.J. Morrissey & Company; Hopper Soliday & Co.,
Inc.; Legg Mason Wood Walker, Inc.; Prudential Securities; Ryan, Beck & Company; Sandler O'Neill & Partners, L.P.; or The National Quotation Bureau.
These quotations reflect inter-dealer prices, without retail markup, markdown or commission.

     The Corporation maintains a Dividend Reinvestment and Stock Purchase Plan for eligible shareholders who elect to participate in the plan.
A copy of the Prospectus for this plan can be obtained by writing to: Bank of Lancaster County, N.A. Dividend Reinvestment and Stock Purchase Plan, 25
North Duke Street, Lancaster, Pennsylvania  17602.

Item 6 - Selected Financial Data

     The following selected financial data should be read in conjunction with the Corporation's consolidated financial statements and the accompanying notes presented elsewhere herein.

                                       Summary of Operations
Years Ended                   1994      1993      1992      1991     1990
                             (Dollars in Thousands, except per share data)
 Interest income............$ 41,931  $ 40,092  $ 40,284  $42,689  $ 42,049
 Interest expense...........  14,926    15,042    17,818   22,793    23,522
                              ------    ------    ------   ------    ------
 Net interest income........  27,005    25,050    22,466   19,896    18,527
 Provision for loan losses..   1,081     2,430     2,296    1,789     1,661
                              ------    ------    ------   ------    ------
 Net interest income after
  provision for loan losses.  25,924    22,620    20,170   18,107    16,866
 Other income...............   7,043     8,979     7,926    6,721     4,925
 Other expenses.............  22,053    21,048    18,922   16,995    14,917
                              ------    ------    ------   ------    ------
 Income before income taxes.  10,914    10,551     9,174    7,833     6,874
 Applicable income taxes....   2,637     2,749     2,331    1,929     1,609
                              ------    ------    ------   ------    ------
 NET INCOME.................$  8,277  $  7,802  $  6,843  $ 5,904  $  5,265
                              ======    ======    ======   ======    ======
 Per Common Share:*
 Net income.................$   1.42  $   1.36  $   1.21  $  1.06  $    .97
 Dividends..................     .58       .54       .48      .44       .44
 Book value.................    9.76      8.58      7.56     6.75      6.01
 Book value (excluding
   SFAS 115)................    9.69      8.58      7.56     6.75      6.01

 Average shares
   outstanding.............5,837,103 5,728,400 5,635,302 5,551,556 5,449,970
 Ratios:
 Return on average assets..     1.38%     1.41%     1.34%    1.25%     1.21%
 Return on average equity..    15.47%    16.90%    16.99%   16.63%    16.92%

 Financial Condition at
 Year-End:
 Assets.....................$633,395  $587,883  $544,404 $495,234  $457,886
 Loans (net of unearned).... 392,649   359,365   348,529  317,730   310,830
 Deposits................... 537,002   505,680   473,184  434,523   399,823
 Stockholders' Equity**.....  57,285    49,467    42,794   37,737    32,941

 Average Assets............. 600,263   555,216   510,439  471,488   433,558

 *Figures prior to 1994 were retroactively restated for various stock dividends, a three-for-two stock split on November 30, 1992, a two-for-one stock split on September 1, 1994 and for comparative purposes.

**Stockholders' Equity prior to 1993 has been restated for the retroactive effect of SFAS No. 109.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion provides management's analysis of the consolidated financial condition and results of operations of Sterling Financial Corporation (the "Corporation") and subsidiaries, Bank of Lancaster County, N.A. (the "Bank") and its subsidiary, Town & Country, Inc. and Sterling Mortgage Services, Inc. (presently inactive). It should be read in conjunction with the audited financial statements and footnotes appearing elsewhere in this report.

Results of Operations Summary

     Net income for 1994 was $8,277,000, an increase of $475,000 or 6.1% over the $7,802,000 earned in 1993. The results of 1993 were $959,000 or 14%
higher than the $6,843,000 reported in 1992. Earnings per share on net income amounted to $1.42, $1.36, and $1.21 for the years ended 1994, 1993 and 1992 respectively. Earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding which were 5,837,103, 5,728,400 and 5,635,302 for 1994, 1993 and 1992
respectively. Figures prior to 1994 were retroactively restated to reflect a two-for-one stock split in the form of a 100% stock dividend paid in 1994, a 5% stock dividend paid in December 1993 and a three-for-two stock split in the form of a 50% stock dividend paid in 1992.

     Return on average total assets was 1.38% in 1994 compared to 1.41% in 1993 and 1.34% in 1992. Return on average stockholders' equity was 15.47% in 1994 compared to 16.90% in 1993 and 16.99% in 1992.

     Growth in earning assets was the primary factor contributing to the increased earnings for both 1994 and 1993. As of December 31, 1994, earning assets were approximately $563 million compared to $522 million at December 31, 1993 and $481 million at December 31, 1992. Average earning assets for 1994 increased nearly $40 million to approximately $538 million, up 8% from the prior year. Similarly, in 1993 average earning assets increased approximately $43 million, up 9.5% from 1992. The current year increase as well as the increase in 1993 was primarily due to increases in both loans and investments.

     Average interest-bearing liabilities increased nearly $29.1 million or 6.6% in 1994 compared to an increase of nearly $31.5 million, or 7.7% in 1993.

     The increase in average earning assets exceeded the increase in average interest-bearing liabilities in both 1994 and 1993. These increases along with lower cost of funds contributed to strong net interest margins in each period.

     Provision for loan losses decreased to $1,081,000 in 1994 from $2,430,000 in 1993. The provision in 1992 was $2,296,000.

     Non-interest income decreased $1,936,000 in 1994. This compares to an increase of $1,053,000 in 1993. The decrease in 1994 is primarily a result of a decrease in mortgage banking activities due to sudden and continuing increases in rates on mortgages originated and sold, as well as decreased volumes of originations and subsequent sales.

     Non-interest expenses increased $1,005,000 or 4.8% in 1994, down from the comparable period last year. There was an increase in 1993 over 1992 in the amount of $2,126,000 or 11.2%.

     The majority of assets and liabilities of a financial institution are monetary in nature and, therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation does have an important impact on the growth of total assets and on non-interest expenses, which tend to rise during periods of general inflation. The level of inflation over the last few years has been declining.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 was signed into law on December 19, 1991 (the "Act"). The Act addresses the recapitalization of the bank insurance fund and is designed to limit risk within the banking industry. Management does not believe that full implementation of the Act will have a material impact on liquidity, capital resources or reported results of operations in future periods.

     The recent passage of the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 may have a significant impact upon the Corporation. The key provisions pertain to interstate banking and interstate branching. In September 1995, bank holding companies may acquire banks in other states without regard to state law. In addition, banks can merge with other banks in another state beginning in June 1997. States may adopt laws preventing interstate branching but, if so, no out-of-state bank can establish a branch in such state and no bank in such state may branch outside the state. Predictions are that consolidation will occur as the banking industry strives for greater cost efficiencies and market share. Management believes that such consolidation may enhance its competitive position as a community bank.

     Aside from those matters described above, management does not believe that there are any trends or uncertainties which would have a material impact on future operating results, liquidity or capital resources nor is it aware of any current recommendations by the regulatory authorities which if they were to be implemented would have such an effect.

Net Interest Income

     The primary component of the Corporation's net earnings is net interest income, which is the difference between interest and fees earned on interest- earning assets and interest paid on deposits and borrowed funds. For presentation and analytical purposes, net interest income is adjusted to a taxable equivalent basis. For purposes of calculating yields on tax-exempt interest income, the taxable equivalent adjustment equates tax-exempt interest rates to taxable interest rates as noted in Table 1. Adjustments are made using a statutory federal tax rate of 34% for 1994, 1993 and 1992.

     Table 1 presents average balances, taxable equivalent interest income and expense and the yields earned or paid on these assets and liabilities. The increase in net interest income during 1994 and 1993 was due primarily to increases in average earning assets. Average earning assets increased 8% in 1994 and 9.5% in 1993. These increases were primarily funded with interest-bearing liabilities which increased 6.6% in 1994 and 7.7% in 1993.

Table 1 - Distribution of Assets, Liabilities and Stockholders'
Equity
          Interest Rates and Interest Differential-Tax Equivalent Yields

                                                         (Unaudited)
                                                    Years ended December 31,
                                   1994                    1993                   1992
                         Average          Annual Average          Annual  Average          Annual
                         Balance Interest  Rate  Balance Interest  Rate   Balance  Interest Rate
Assets                                                 (Dollars in Thousands)
Interest bearing deposits
  with banks.............$    55 $      2  3.79% $    690 $    27  3.84%  $ 1,366 $    89  6.52%
Federal Funds sold.......  6,247      264  4.24%    6,234     191  3.07%    6,279     220  3.50%
Investment securities:
  U.S. Treasury
   securities............ 26,560    1,471  5.54%   21,447   1,253  5.84%   16,782   1,129  6.73%
  U.S. Government
   agencies.............. 23,353    1,395  5.97%   21,832   1,458  6.68%   26,387    2,027  7.68%
  State and Municipal
   securities............ 44,442    3,781  8.51%   37,451   3,440  9.18%   30,271   3,041 10.05%
  Other securities....... 62,476    3,961  6.34%   52,941   3,726  7.04%   44,642   3,463  7.76%
                         -------  ------- ------  ------- ------- ------  ------- ------- ------
Total investment
  securities.............156,831   10,608  6.76%  133,671   9,877  7.39%  118,082   9,660  8.18%
Loans:
  Commercial.............207,844   17,743  8.54%  195,562  16,327  8.35%  172,097  15,649  9.09%
  Consumer...............103,572    8,861  8.56%   99,761   8,878  8.90%   96,854   9,464  9.77%
  Mortgages.............. 26,704    2,274  8.51%   27,714   2,490  8.99%   28,932   2,767  9.56%
  Leases................. 36,802    3,667  9.96%   34,533   3,658 10.59%   31,321   3,702 11.82%
                         -------  ------- ------  ------- ------- ------  ------- ------- ------
Total loans..............374,922   32,545  8.68%  357,570  31,353  8.77%  329,204  31,582  9.59%
                         -------  ------- ------  ------- ------- ------  ------- ------- ------
Total earning assets.....538,055   43,419  8.07%  498,165  41,448  8.32%  454,931  41,551  9.13%
Allowance for loan losses (7,472)                  (5,984)                 (4,969)
Cash and due from banks.. 27,746                   26,863                  24,382
Other non-earning assets. 41,934                   36,172                  36,095
                         -------                  -------                 -------
Total non-earning assets. 62,208                   57,051                  55,508
                         -------  ------- ------  ------- ------- ------  ------- ------- ------
Total assets............$600,263 $ 43,419  7.23% $555,216 $41,448  7.47% $510,439$ 41,551  8.14%
                         =======  ======= ======  ======= ======= ======  ======= ======= ======
Liabilities and Stockholders' Equity
Deposits:
  Demand deposits
   Noninterest-bearing..$ 64,446 $      0  0.00% $ 57,869 $     0  0.00% $ 50,601$      0  0.00%
  Demand deposits
   Interest-bearing......229,693    5,375  2.34%  211,406   5,484  2.59%  184,959   6,207  3.36%
  Savings deposits....... 58,864    1,324  2.25%   45,302   1,222  2.70%   34,927   1,199  3.43%
  Time deposits..........158,994    6,884  4.33%  163,497   7,085  4.33%  175,590   9,423  5.37%
                         -------  ------- ------  ------- ------- ------  -------  ------ ------
Total deposits...........511,997   13,583  2.65%  478,074  13,791  2.88%  446,077  16,829  3.77%

Other borrowed funds..... 22,144    1,343  6.06%   20,367   1,251  6.15%   13,659     989  7.24%
Other liabilities........ 12,227                   10,613                  10,439
Stockholders' equity..... 53,895                   46,162                  40,264
                         -------  ------- ------  ------- ------- ------  -------  ------ ------
Total liabilities and
  Stockholders' equity..$600,263 $ 14,926  2.49% $555,216 $15,042  2.71% $510,439$ 17,818  3.49%
                         =======  ======= ======  ======= ======= ======  ======= ======= ======
Net interest income/
 Average total assets...         $ 28,493  4.75%          $26,406  4.76%         $ 23,733  4.65%
Net interest income/
 Average earning assets.         $ 28,493  5.30%          $26,406  5.30%         $ 23,733  5.22%

     Net interest income on a fully taxable equivalent basis increased by $2,087,000 in 1994 compared to an increase of $2,673,000 in 1993.
Table 2 indicates that of the increase in 1994, $2,453,000 was the result of increased volumes while $366,000 of the increase was the result of overall rate decreases. Likewise, the increase in 1993 was a result of increased volumes totaling $2,872,000 while $199,000 of the increase was a result of rate decreases.

Table 2 - Analysis of Changes in Net Interest Income

     The rate-volume variance analysis set forth in the table below, which is computed on a tax equivalent basis, analyses changes in net interest income for the periods indicated by their rate and volume components.

                               1994 Versus 1993              1993 Versus 1992
                                          (Dollars in Thousands)
                             Increase (Decrease)           Increase (Decrease)
                              Due to Changes in             Due to Changes in
                         Volume     Rate      Total    Volume     Rate     Total
Interest Income
Interest on deposits
   with banks...........$   (25) $      0   $   (25) $    (44)  $   (18) $   (62)
Interest on federal
   funds sold...........      0        73        73        (2)      (27)     (29)
Interest on investment
   securities...........  1,711      (980)      731     1,275    (1,058)     217
Interest and fees on
   loans................  1,522      (330)    1,192     2,722    (2,951)    (229)
                         ------   -------    ------   -------   -------   ------
Total interest income...$ 3,208  $ (1,237)  $ 1,971  $  3,951   $(4,054) $  (103)
                         ------   -------    ------   -------   -------   ------
Interest Expense
Interest on
  interest-bearing
   demand deposits......$   474  $   (583)  $  (109) $    887   $(1,610) $  (723)
Interest on
  savings deposits......    366      (264)      102       356      (333)      23
Interest on
  time deposits.........   (195)       (6)     (201)     (649)   (1,689)  (2,338)
Interest on
  borrowed funds........    110       (18)       92       485      (223)     262
                         ------   -------    ------   -------   -------   ------
Total interest expense..$   755  $   (871)  $  (116) $  1,079   $(3,855) $(2,776)
                         ------   -------    ------   -------   -------   ------
Net interest income.....$ 2,453  $   (366)  $ 2,087  $  2,872   $  (199) $ 2,673
                        =======   =======    ======   =======   =======   ======

     For the year 1994 compared to 1993, loan volumes, on average, increased over $17.3 million and income earned on loans increased $1,192,000, tax adjusted. This compares to a volume increase of over $28.3 million in 1993 over 1992 with a decrease in income earned on loans amounting to $229,000. Rates charged on loans began to increase in 1994. Therefore, the decrease in interest due to rate changes was not as great in 1994 compared to 1993 when rates were lower. Due to increased volumes and a rising rate environment, interest income increased significantly in 1994 over 1993. Total loans at December 31, 1994 were nearly $33.3 million greater than at December 31, 1993. This compares to an increase of nearly $10 million in 1993 over 1992.

     The Bank experienced an increase in its holdings in investment securities during 1994. Total investment securities increased nearly $23.7 million in
1994 over 1993 compared to an increase of over $17.9 million in 1993 over 1992. The increased volumes were primarily responsible for the increase in interest income on securities. Table 2 indicates that of the increase in interest income in 1994, $1,711,000 was the result of increased volumes while there was a decrease of $980,000 due to rate changes resulting in a total increase of $731,000. In 1993, interest income increased
$217,000.

     Interest-bearing deposits, on average, grew over $27 million in 1994. However, the lower cost of funds reflect a decrease in interest expense. Interest rates paid on deposits have increased beginning in 1994.
Therefore, the decrease in interest expense due to rate change is not as significant as the comparable 1993 period.

Provision for Loan Losses

     The provision for loan losses charged against earnings was $1,081,000 in 1994 compared to $2,430,000 in 1993 and $2,296,000 in 1992. The provision reflects the amount deemed appropriate by management to produce an adequate reserve to meet the present and foreseeable risk characteristics of the loan portfolio.

     Management's judgement is based on the evaluation of individual loans and their overall risk characteristics, past loan loss experience, and other relevant factors. Net charge-offs amounted to $621,000 in 1994, $650,000 in 1993 and $1,296,000 in 1992.

     The provision for loan loss was increased during 1993 in order for the Bank to provide an adequate reserve based on the evaluation of individual loans and their current characteristics and current economic condition. The reserve accordingly was increased to 2.00% of net loans outstanding from 1.55% in 1992. The allowance for loan losses as a percent of loans at December 31, 1994 was 1.95%.

Non-Interest Income

Table 3 - Non-Interest Income

                                            1994/1993              1993/1992
                                             Increase               Increase
                                            (Decrease)             (Decrease)

(Dollars in Thousands)             1994   Amount     %     1993 Amount    %     1992
Income from fiduciary activities..$  742 $   103   16.1%  $  639 $   43   7.2%  $  596
Service charges on deposit
   accounts....................... 1,798     (93)  (4.9%)  1,891     10    .5%   1,881
Other service charges, commissions
   and fees....................... 1,539     (38)  (2.4%)  1,577    207  15.1%   1,370
Mortgage banking income...........   635  (1,800) (73.9%)  2,435    934  62.2%   1,501
Other operating income............ 2,329    (100)  (4.1%)  2,429   (122) (4.8%)  2,551
Investment securities gains or
   (losses).......................     0      (8)(100.0%)      8   (19) (70.4%)     27
                                   -----  ------  ------   ----- -----   -----   -----
Total.............................$7,043 $(1,936) (21.6%) $8,979$1,053   13.3%  $7,926
                                   =====  ======  ======   ===== =====   =====   =====

      Non-interest income, recorded as other operating income, consists of income from fiduciary activities, service charges on deposit accounts, other service charges, commissions and fees, mortgage banking income and other income such as safe deposit box rents and income from operating leases.

     Income from fiduciary activities in the amount of $742,000 in 1994 was $103,000 or 16.1% over the $639,000 recorded in 1993. Income in 1993 was $43,000 or 7.2% greater than the $596,000 recorded in 1992. Fees increased primarily due to increased transaction volumes.

     Service charges on deposit accounts decreased to $1,798,000, a decrease of $93,000 or 4.9% over 1993 service charge income of $1,891,000. Service charges on deposit accounts in 1993 exceeded the 1992 income of $1,881,000 by $10,000 or .5%.

     Other service charges, commissions and fees amounted to $1,539,000 in 1994 compared to $1,577,000 in 1993 and $1,370,000 in 1992. A major contributor to the increase in 1993 was certain fees relating to VISA operations as well as fees generated from mutual funds sales, a new product introduced in 1992. Income generated from mutual funds sales in 1994 was $57,000 less than 1993.

     Income from mortgage banking activities in the amount of $635,000 decreased $1,800,000 over 1993, due primarily to an increase in interest rates which, in turn, caused a decrease in refinancings. This compares to an increase of $934,000 in 1993 over 1992. In 1990 the Bank began originating and selling qualified residential mortgage loans in the secondary market. All mortgages sold were originated by the Bank's network of 20 branches within its market area. All mortgages sold were purchased by the Federal Home Loan Mortgage Corporation (Freddie Mac), with the Bank retaining all mortgage servicing rights. No mortgages have been acquired from third parties, nor have any servicing rights been purchased. The Bank's mortgage servicing portfolio totaled $139 million as of December 31, 1994.

     The year 1993 was outstanding for the Bank's mortgage banking operation, with $72 million in mortgage sales from the Bank's marketplace. These operations contributed $2.4 million of other income in 1993, as opposed to $1.5 million 1992. The falling interest rate environment through most of this period resulted in extraordinary volumes of mortgage refinancings, coupled with a strong local market for real estate sales. An estimated 65% of this volume involved mortgage refinancings. The decrease in mortgage banking income in 1994 was a result of the sudden and continuing increases in rates on mortgages originated and sold, as well as decreased volumes of originations and subsequent sales. The period in 1993 reflects larger volumes due to refinancings. Mortgage sales amounted to approximately $24 million in 1994.

     Other operating income decreased $100,000 to $2,329,000 in 1994 from $2,429,000 in 1993. Other income for 1992 was $2,551,000. A major contributor to other operating income is income generated from operating leases.

     Investment securities transactions reflect a gain of $8,000 in 1993 compared to $27,000 in 1992. The gains listed for these years resulted when certain securities were called at a premium. Securities had been written to par when calls were made thus generating a gain on the securities called. There were no securities sold during 1994, 1993 or 1992.

     The Bank does not engage in trading activities. Therefore, there was no impact on current year earnings or a restatement of previously issued financial statements in connection with the adoption of SFAS 115.

     As a result of the above, total other operating income decreased $1,936,000 in 1994 over 1993 compared to an increase of $1,053,000 in 1993 over 1992.

Non-Interest Expense

Table 4 - Non-Interest Expense


                                     1994/1993           1993/1992
                                      Increase            Increase
                                     (Decrease)          (Decrease)

(Dollars in thousands)        1994   Amount   %     1993   Amount %     1992
Salaries and employee
  benefits..................$12,264 $  698   6.0% $11,566 $1,212 11.7% $10,354
Net occupancy expense.......  1,477    122   9.0%   1,355    136 11.2%   1,219
Furniture & equipment
  expense...................  1,379    126  10.1%   1,253     76  6.5%   1,177
FDIC insurance assessment...  1,128     76   7.2%   1,052     68  6.9%     984
Other operating expense.....  5,805    (17)  (.3%)  5,822    634 12.2%   5,188
                             ------  -----  -----  ------  ----- -----  ------
Total.......................$22,053 $1,005   4.8% $21,048 $2,126 11.2% $18,922
                             ======  =====  =====  ======  ===== =====  ======


     Non-interest expense consists of salaries and employee benefits, net occupancy expense, furniture and equipment expense and other operating expenses.

     Total operating expenses for 1994 were $22,053,000 compared to $21,048,000 in 1993. This represented an increase of $1,005,000 or 4.8%. This compares to an increase of $2,126,000 or 11.2% in 1993.

     Salaries and employee benefits expense increased to $12,264,000 in 1994 or $698,000 (6%) over the $11,566,000 reported in 1993. In 1993, expenses increased $1,212,000 (11.7%) over the $10,354,000 reported in 1992.  The increase in 1994 and 1993 was primarily due to increases in staff as well as increases in wages and increased costs of employee benefits.

     Beginning in 1993, Sterling adopted Financial Accounting Standards Board Standard No. 106 - Employer's Accounting for Postretirement Benefits Other than Pensions. Under SFAS No. 106, the cost of postretirement benefits other than pensions must be recognized on an accrual basis as employees perform services to earn the benefits. This is a significant change from the previous generally accepted practice of accounting for these benefits which was on a cash basis. As a result of the adoption of the Standard No. 106, an additional expense of $192,060 was required in 1993 and $208,059 in 1994 to comply with SFAS No. 106.

     Occupancy expense increased $122,000 or 9% to $1,477,000 in 1994 from $1,355,000 in 1993. By comparison, during 1993, there was an increase of $136,000 or 11.2%. Two new branch facilities were added in late 1993. One of the facilities was a branch relocation. These additions contributed to the increase in occupancy expense.

     Furniture and equipment expenses were $1,379,000 for 1994 and $1,253,000 for 1993. This represents an increase of $126,000 or 10.1%.
Reflected in this increase is an increase of depreciation expense in 1994 amounting to $26,000. Service contracts on equipment was another major contributor to the increase in 1994. Expenses in 1993 were $76,000 greater than those recorded in 1992.

     Another contributor to the increase in total other operating expenses was the increase in the assessment for FDIC insurance. The assessment for 1994 was $1,128,000 which was $76,000 or 7.2% greater than the $1,052,000 reported in 1993. The assessment in 1993 was $68,000 or 6.9% greater than the $984,000 reported in 1992. The FDIC has proposed dropping the current average assessment rate of 23 1/2 cents per $100 in domestic deposits to 4 1/2 cents. This will have a positive effect on earnings in future periods when the proposal is effective.

     Other operating expenses decreased $17,000 or .3% in 1994 compared to an increase of $634,000, or 12.2% in 1993. The expense of other real estate owned was not as great in 1994 compared to 1993. This resulted in a significant decrease. However, other expenses increased in line with 1993 to produce a modest decrease in 1994. The increase noted in 1993 is in line with rising costs associated with acquiring services covered in this category of expense. Expenses covered in this category include postage, Pennsylvania Shares Tax, advertising and marketing, professional services, telephone, stationery and forms, ATM fees, Visa fees, insurance premiums and other expense categories not specifically identified on the income statement.

Income Taxes

     Income tax expense totaled $2,637,000 in 1994 compared to $2,749,000 in 1993 and $2,331,000 in 1992. These increases result from higher levels of taxable income and increased earnings each year. The Corporation's effective tax rate was 24.2% in 1994 compared with 26.1% in 1993 and 25.4% in 1992. Utilization of tax credits in 1994 resulted in a lower effective tax rate even though income before taxes increased.
Financial Condition

Investment Portfolio

Table 5 - Investment Securities at Cost

     The following table shows the amortized cost of the held-to-maturity securities owned by Sterling Financial Corporation as of the dates indicated.
Investment securities are stated at cost adjusted for amortization of premiums and accretion of discounts.

                                                    December 31,
                                            1994       1993        1992
                                               (Dollars in Thousands)
U.S. Treasury securities................$  28,225   $  23,996   $  20,732
Obligations of other U.S. Government
  agencies and corporations.............   24,101      22,880      19,853
Obligations of states and political
  subdivisions..........................   50,472      43,491      35,119
Mortgage-backed securities..............    5,122       5,834       7,175
Other bonds, notes and debentures.......   50,811      47,959      43,466
                                        ---------   ---------   ---------
Subtotal................................  158,731     144,160     126,345
Non-marketable securities (1)...........    2,429       2,305       2,158
                                        ---------   ---------   ---------
Total...................................$ 161,160   $ 146,465   $ 128,503
                                        =========   =========   =========

(1) Prior to adoption of SFAS 115 at January 1, 1994, all equity securities were included in this category.


     The following table shows the amortized cost and estimated market value of the available-for-sale securities owned by Sterling Financial Corporation at December 31, 1994.

                                               December 31, 1994
                                            Amortized     Estimated
                                               Cost      Market Value
     (Dollars in Thousands)                -----------   ------------
     U.S. Treasury securities..............$   1,472      $  1,457
     Mortgage-backed securities............    1,344         1,256
     Other bonds, notes & debentures.......    5,593         5,501
                                            --------      --------
     Subtotal..............................    8,409         8,214
     Equity securities.....................        7           837
                                            --------      --------
     Total.................................$   8,416      $  9,051
                                            ========      ========

Table 6 - Investment Securities (Yields)

     The following table shows the maturities of held-to-maturity debt securities at amortized cost as of December 31, 1994 and approximate weighted average yields of such securities. Yields are shown on a tax equivalent basis, assuming a 34% Federal income tax rate.

                                         (Dollars in Thousands)
                                  Over 1 thru     Over 5 thru
               1 Year and less      5 Years         10 Years     Over 10 Years   Total
                 Amount  Yield   Amount  Yield   Amount  Yield   Amount  Yield   Amount   Yield
U.S. Treasury
 securities....$  5,418  5.28% $ 21,785  5.83% $  1,022  6.18%  $  ---    ---%  $ 28,225  5.74%
Obligations of
 other U.S.
 Government
 agencies and
 corporations..   2,781  5.68%   17,561  6.14%    3,259  5.91%      500  7.50%    24,101  6.08%
Obligations of
 states and
 political sub-
 divisions.....   3,180  8.75%   14,109  8.58%   23,052  8.25%   10,131  8.22%    50,472  8.37%
Mortgage-backed
 securities....     133  8.74%    4,492  7.69%       46  8.67%      451  8.06%     5,122  7.75%
Other bonds,
 notes and
 debentures....  11,495  5.67%   38,649  6.30%      667  6.27%     ---    ---%    50,811  6.16%
                ------- ------  ------- ------  ------- ------   ------ ------   ------- ------
               $ 23,007  6.02% $ 96,596  6.56% $ 28,046  7.85%  $11,082  8.18% $ 158,731  6.82%
                ======= ======  ======= ======  ======= ======   ====== ======  ======== ======

     The following table shows the maturities of available-for-sale debt securities at amortized cost as of December 31, 1994 and approximate weighted average yields of such securities. Yields are shown on a tax equivalent basis, assuming a 34% Federal income tax rate.

                                         (Dollars in Thousands)
                                  Over 1 thru     Over 5 thru
               1 Year and less      5 Years         10 Years    Over 10 Years    Total
                 Amount  Yield   Amount  Yield   Amount  Yield   Amount  Yield   Amount   Yield
U.S. Treasury
 securities....$    ---   ---% $  1,472  7.00% $    ---   ---%  $  ---    ---%  $  1,472  7.00%
Mortgage-backed
 securities....     ---   ---%      842  6.70%      502  5.99%     ---    ---%     1,344  6.43%
Other bonds,
 notes and
 debentures....   1,833  6.37%    3,760  6.46%      ---   ---%     ---    ---%     5,593  6.43%
                ------- ------  ------- ------  ------- ------   ------  -----   ------- ------
               $  1,833  6.37% $  6,074  6.62% $    502  5.99%  $  ---    ---%  $  8,409  6.53%
                ======= ======  ======= ======  ======= ======   ======  =====   ======= ======

Loans

Table 7 - Loan Portfolio

     The following table sets forth the composition of the Corporation's loan portfolio as of the dates indicated:

                                                      December 31,
                               1994         1993         1992        1991      1990
                                                 (Dollars in thousands)
Commercial, financial and
  agricultural..............$  208,918  $  191,431  $  172,482  $  152,726  $  144,837
Real estate-construction...      8,542      10,265      16,044      12,147       9,330
Real estate-mortgage.......     30,505      22,335      30,445      31,943      35,109
Consumer...................    106,921     101,256      99,444      94,404      96,298
Lease financing (net of
  unearned income).........     38,771      35,443      32,768      31,283      31,358
                             ---------    --------    --------   ---------   ---------
Total loans.................$  393,657   $ 360,730   $ 351,183  $  322,503  $  316,932
                             =========    =========   ========   =========   =========

Table 8 - Loan Maturity and Interest Sensitivity

     The following table sets forth the maturity and interest sensitivity of the loan portfolio as of December 31, 1994:

                                         After one
                               Within    but within    After
                              one year   five years  five years   Total
                                        (Dollars in Thousands)
Commercial, financial and
  agricultural................$109,305    $  86,290   $ 13,323  $ 208,918
Real estate-construction......   7,608          934       ---       8,542
      ........................ -------     --------    -------   --------
                              $116,913    $  87,224   $ 13,323  $ 217,460
                               =======     ========    =======   ========

     Loans due after one year totaling $57,265,000 have variable interest rates. The remaining $43,282,000 in loans have fixed rates.


Table 9 - Nonaccrual, Past Due and Restructured Loans

     The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans:


                                              December 31,
                             1994      1993      1992      1991     1990
(Dollars in Thousands)
Nonaccrual loans..........$  2,127  $  2,960  $  4,129  $  1,414 $    631
Accruing loans, past due
  90 days or more.........   1,127       522       519       409      540
                           -------   -------   -------   -------  -------
Total non-performing loan.   3,254     3,482     4,648     1,823    1,171
Other real estate owned...     759       251       360       250      350
                           -------   -------   -------   -------  -------
Total non-performing
  assets..................$  4,013  $  3,733  $  5,008  $  2,073 $  1,521
                           =======   =======   =======   =======  =======
Ratios:
  Non-performing loans to
     total loans..........    .83%      .97%     1.33%      .57%      .38%
  Non-performing assets to
     total loans and other
     real estate owned....   1.02%     1.04%     1.44%      .65%      .49%
  Non-performing assets to
     total assets.........    .63%      .63%      .92%      .42%      .33%
  Allowance for loan
     losses to
     non-performing loans.  234.8%    206.2%    116.1%    241.4%    288.2%

     The economic conditions within the Corporation's market area strengthened during 1994. This improvement is reflected in the unemployment rate for Lancaster County, which is the Bank's primary market area. The unemployment rate for November was 4.2%. The average unemployment rate for the first 11 months of 1994 was 4.3% compared to 4.9% in 1993 and 5.5% in 1992. Lancaster County's unemployment rate has historically been and continues to be one of the lowest among Pennsylvania's 14 metropolitan regions. It also remains well below the state unemployment rate of 5.9% that was reported for December 1994.

     The improvements in the employment sector in Lancaster County were also seen at both the national and state level. For December 1994, the nation's jobless rate of 5.4% was reported to be the lowest level in more than four years, while the overall state's jobless rate is slightly higher at 5.9%. However, the state's unemployment rates declined in four out of the past five months of 1994. The general feeling is that the state is recovering from the recession, but at a slower pace than most of the rest of the nation.

     The Bank's loan delinquency, as a percent of loans outstanding, declined during 1994. At December 31, 1994, this rate stood at 1.33% compared to 1.45% and 2.34% for December 31, 1993 and December 31, 1992 respectively. The Bank anticipates this delinquency rate to remain in the 1.30% -1.50% range. During the year, total non-accrual loans and other real estate owned decreased to $2,886,000 representing a decline of 10% from December 31, 1993.
Total non-performing assets increased to $4,013,000 compared to $3,733,000 for December 31, 1993.

     The Bank's reserve coverage continued its improvement during the year as reserves as a percent of non-performing loans increased to 235% compared with 206% for December 31, 1993.

     A portion of the Bank's loan portfolio consists of loans to agricultural-related borrowers. These loans consist of loans for a variety of purposes within the industry. Lancaster County ranks first in agriculture among Pennsylvania counties and is one of the top 20 farm markets in the country. Total agricultural receipts continue to show increases. While the Bank is hopeful that this portion of its loan portfolio will continue to show improvement, it should be noted that these loans are susceptible to a variety of external factors such as adverse climate, economic conditions, etc., in addition to factors common to other industries.

     Statistics on the local real estate market indicate 1994 was a good year for the construction and sales of residential real estate. During the first half of 1994, sales of residential real estate were running 20% ahead of 1993, which was a record-setting year. However, due to interest rate increases in the second half of the year, the rapid growth slowed considerably and for the year, sales finished 1% below the 1993 record levels.

     For 1994, there was moderate improvement in the commercial real estate market, whereas the industrial market showed little or no improvement when compared to 1993.

     Most of the Bank's business activity is with customers located within the Bank's defined market area. Since the majority of the Bank's real estate loans are located within this area, a substantial portion of the debtors' ability to honor their obligations and increases and decreases in the market value of the real estate collateralizing such loans, may be affected by the level of economic activity in the market area.

       The general policy has been to cease accruing interest on loans when it is determined that a reasonable doubt exists as to the collectibility of additional interest. Interest income on these loans is only recognized to the extent payments are received. Loans on a nonaccrual status amounted to $2,127,000 at December 31, 1994 compared to $2,960,000 at December 31, 1993.
If interest income had been recorded on all such loans for the years indicated, such interest income would have been increased by approximately $276,956 and $267,295 for 1994 and 1993 respectively. There was no interest income recorded on the nonaccrual loans in 1994 and 1993.
Potential problem loans are loans which are included as performing loans, but for which possible credit problems of the borrower causes management to have doubts as to the ability of such borrower to comply with present repayment terms and which may eventually result in disclosure as a non-performing loan. At December 31, 1994 there were no such loans that had to be disclosed as potential problem loans.

     At December 31, 1994, there were no concentrations exceeding 10% of total loans. A concentration is defined as amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly affected by changes in economic or other conditions. There were no foreign loans outstanding at December 31, 1994.

Allowance for Loan Losses

Table 10 - Summary of Loan Loss Experience

                                        Years ended December 31,
                                1994     1993     1992     1991     1990
                                         (Dollars in Thousands)
Allowance for Loan Losses:
Beginning balance.............$ 7,180  $ 5,400  $ 4,400  $ 3,375  $ 3,000
Loans charged off during year:
  Commercial, financial and
    agricultural..............    157      194      843      327    1,043
  Real estate mortgage........    235      392      201       19     none
  Consumer....................    360      290      471      420      283
  Lease financing.............     10       14       97      144       35
                              -------  -------  -------  -------  -------
  Total charge-offs...........    762      890    1,612      910    1,361
                              -------  -------  -------  -------  -------
Recoveries:
  Commercial, financial and
    agricultural..............     61      157      232       37       27
  Real estate mortgage........      2        8     none       13     none
  Consumer....................     77       63       76       58       37
  Lease financing.............      1       12        8       38       11
                              -------  -------  -------  -------  -------
  Total recoveries............    141      240      316      146       75
                              -------  -------  -------  -------  -------
Net loans charged off.........    621      650    1,296      764    1,286
Additions charged to
  operations..................  1,081    2,430    2,296    1,789    1,661
                              -------  -------  -------  -------  -------
Balance at end of period......$ 7,640  $ 7,180  $ 5,400  $ 4,400  $ 3,375
                              =======  =======  =======  =======  =======

Ratio of net loans charged
  off to average loans
  outstanding.................   .17%     .18%     .39%     .24%     .43%
Ratio of net loans charged
  off to loans at end of year.   .16%     .18%     .37%     .24%     .41%
Net loans charged off to
  allowance for loan losses..   8.13%    9.05%   24.00%   17.36%   38.10%
Net loans charged off to
  provision for loan losses..  57.45%   26.75%   56.45%   42.71%   77.42%
Allowance for loan losses as a
  percent of average loans...   2.04%    2.01%    1.64%    1.39%    1.12%
Allowance for loan losses
  as a percent of loans at
  end of period..............   1.95%    2.00%    1.55%    1.38%    1.09%

     The Bank experienced an improvement in net charge-offs recorded during 1994. For the year, the Bank recorded net charge-offs of $621,000 or .17% of average loans outstanding, compared to $650,000 or .18% of average loans in 1993 and $1,296,000 or .39% of average loans in 1992. From 1990 through 1992, a period during which the national economy went through a recession, the Bank's charge-off ratio fluctuated between .41% and .24% of outstanding loans.

     The reduction in the provision for loan losses in 1994 reflects continued improvement in the local economy. The provision for loan losses for 1993 was based on, among other things, 1992 trends. However, during the second half of 1993, local economic conditions showed improvement. Subsequently, trends in loan delinquency and non-performing loans showed signs of improvement in 1994 over 1993 and 1992 which is reflected by the positive ratios in Table 10.

     The provision for loan losses charged to operating expense reflects the amount deemed appropriate by management to produce an adequate reserve to meet the present and inherent risk deemed present in the loan portfolio.
Management performs a quarterly assessment of the loan portfolio to determine the appropriate level of allowance. The factors considered in this evaluation include, but are not limited to, estimated loan losses identified through a loan review process, general economic conditions, deterioration in pledged collateral, past loan experience and trends in delinquencies and non-accruals. Management uses available information to determine the appropriate level of the allowance for possible loan losses. However, the allowance may be affected in the future based upon changes in the economic conditions and other factors.

     Management has not targeted any specific coverage ratio of nonperforming loans by the allowance for loan losses and the coverage ratio may fluctuate based on loans placed into or removed from nonperforming status.

Table 11 - Allocation of Allowance for Loan Losses

                                                     December 31,
                                                   1994        1993
                                                (Dollars in Thousands)
 Commercial, financial and agricultural..........$ 4,219     $ 5,286
 Real estate - mortgage..........................     39          28
 Consumer........................................    677         727
 Leases..........................................    612         576
 Unallocated.....................................  2,093         563
                                                 -------     -------
 Total...........................................$ 7,640     $ 7,180
                                                 =======     =======

     The allocation of allowance for loan losses in 1994 reflects changes in methodology over 1993 regarding historic loss factors through continued migration analysis of classified loans. The allocation of allowance in 1993, using 1994 methodology, would reflect an unallocated reserve balance of $2,528,000 at year end 1993.

Deposits

Table 12 - Average Deposit Balances and Rates Paid

     The average amounts of deposits and rates paid for the years indicated, are summarized below:

                                   1994           1993            1992
                                         (Dollars in Thousands)
                               Amount  Rate   Amount   Rate   Amount   Rate
Demand deposits...............$ 64,446  ---  $ 57,869   ---  $ 50,601   ---
Interest-bearing demand
 deposits..................... 229,693 2.34%  211,406  2.59%  184,959  3.36%
Savings deposits..............  58,864 2.25%   45,302  2.70%   34,927  3.43%
Time deposits................. 158,994 4.33%  163,497  4.33%  175,590  5.37%
                               ------- -----  -------  -----  -------  -----
                              $511,997 2.65% $478,074  2.88% $446,077  3.77%
                               ======= =====  =======  =====  =======  =====

Table 13 - Deposit Maturity

     The maturities of time deposits of $100,000 or more are summarized below:

                                                      December 31,
                                                     1994       1993
    Three months or less..........................$  6,075   $  5,980
    Over three thru six months....................   2,889      2,837
    Over six thru twelve months...................   6,375      4,248
    Over twelve months............................   5,334      1,094
                                                   -------    -------
    Total.........................................$ 20,673   $ 14,159
                                                   =======    =======

Capital

     Stockholders' equity increased over $7.8 million or 15.8% in 1994 to $57,285,000. Total stockholders' equity at December 31, 1993 in the amount of $49,467,000 represents an increase of $6,673,000 or 15.6% over the $42,794,000 reported at December 31, 1992. Net earnings retained after the payment of dividends as well as capital acquired through stock issued pursuant to a dividend reinvestment and stock purchase plan and employee stock plan generated this growth in stockholders' equity. In addition, stockholders' equity increased $420,000 in 1994 due to net unrealized gains on investment securities available-for-sale, net of taxes, resulting from the implementation of SFAS 115 on January 1, 1994. Dividends declared amounted to $3,386,000, $2,985,000 and $2,575,000 for 1994, 1993 and 1992
respectively. In 1989, federal regulatory authorities approved risk-based capital guidelines applicable to banks and bank holding companies in an effort to make regulatory capital more responsive to the risk exposure related to various categories of assets and off-balance sheet items. These guidelines require that banking organizations meet a minimum risk-based capital, define the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of capital requirements. The components of total capital are called Tier 1 and Tier 2 capital. In the case of the Bank, Tier 1 capital is the shareholders' equity and Tier 2 capital is the allowance for loan losses. The risk-based capital ratios are computed by dividing the components of capital by risk-weighted assets. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet items. Regulatory authorities have decided to exclude the net unrealized holding gains and losses on available-for-sale securities from the definition of common stockholders' equity for regulatory capital purposes. However, national banks will continue to deduct unrealized losses on equity securities in their computation of Tier 1 capital.
Therefore, national banks will continue to report the net unrealized holding gains and losses on available-for-sale securities in the reports of condition and income submitted to federal regulators as required by SFAS 115 and the financial reports prepared in accordance with generally accepted accounting principles, but will exclude these amounts from calculations of Tier 1 capital. In addition, national banks should use the amortized cost of available-for-sale debt securities (as opposed to fair value) to determine the average total assets as well as the risk-weighted assets used in the calculations of the leverage and risk-based capital ratios. The ratios below and in Table 14 reflect the above definition of common stockholders' equity which includes common stock, capital surplus and retained earnings, less net unrealized holding losses on available-for-sale equity securities with readily determinable fair values. The Bank's ratios at December 31, 1994, 1993 and 1992 were above the final risk-based capital standards that require Tier 1 capital of at least 4% and total risk-based capital of 8% of risk-weighted assets. The Tier 1 capital ratio at December 31, 1994 was 11.05% and the total risk-based capital ratio was 12.30%, which exceeds the minimum capital guidelines. Tier 1 capital ratio was 10.67% and the total risk-based capital ratio was 11.92% at December 31, 1993 while Tier 1 capital ratio was 10.04% and the total risk-based capital ratio was 11.29% at December 31, 1992.

     The Bank is in the process of constructing a new headquarters building which will include a branch banking office and headquarters for the Corporation. The three-story building will contain approximately 53,000 square feet with approximately 10,000 square feet of this total available to be leased to other tenants. Land cost for the construction site was $1,570,000. The projected cost for the building is approximately $5,720,000 with an additional projected cost of $1,520,000 for equipment.
The capital expenditures relating to this building are expected to be financed out of existing capital resources. The Bank does not expect to incur any indebtedness relating to this new facility. The reduction in earning assets and the expenses relating to the new facilities will be offset somewhat to the extent there will be an elimination of expenses relating to the present headquarters building that is presently leased by the Bank.
Management does not expect this to have a material impact on future reported results of operations, even though this will result in the application of a material amount of capital.


Table 14 - Capital and Performance Ratios

     The following are selected ratios for the years ended
December 31:

                                                   1994      1993       1992
   Return on average assets......................  1.38%     1.41%      1.34%
   Return on average equity...................... 15.47%    16.90%     16.99%
   Dividend payout ratio......................... 40.91%    38.26%     37.64%
   Average total equity to average assets........  8.89%     8.31%      7.89%
   Total equity to assets at year end............  8.99%     8.41%      7.86%
   Primary capital ratio......................... 10.07%     9.52%      8.77%
   Tier 1 risk-based capital ratio............... 11.05%    10.67%     10.04%
   Total risk-based capital ratio................ 12.30%    11.92%     11.29%


Liquidity and Interest Rate Sensitivity

     Liquidity is the ability to meet the requirements of customers for loans and deposit withdrawals in the most economical manner.
Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost. Liquidity from asset categories is provided through cash, noninterest-bearing and interest-bearing deposits with banks, federal funds sold and marketable investment securities maturing within one year. Securities maturing within one year amounted to $24,840,000 at December 31, 1994 compared to $22,701,000 at December 31, 1993.
Interest-bearing deposits with banks totaled $24,000 at December 31, 1994 compared to $40,000 at December 31, 1993. There were no federal funds sold at December 31, 1994 compared to $12,350,000 at December 31, 1993.

     The loan portfolio also provides an additional source of liquidity due to the Bank's participating in the secondary mortgage market. Sales of residential mortgages into the secondary market were approximately $24 million in 1994 and $72 million in 1993, which allowed the Bank to meet the needs of customers for new mortgage financing. Rising interest rates in 1994 resulted in fewer mortgage loan originations than was accomplished in the low rate environment of 1993. The loan portfolio also provides significant liquidity by repayment of loans by maturity or scheduled amortized payments.

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

     Interest sensitivity is related to liquidity because each is affected by maturing assets and sources of funds. Interest sensitivity, however, is also concerned with the fact that certain types of assets and liabilities may have interest rates that are subject to change prior to maturity. Management endeavors to manage the exposure of the net interest margin to interest- sensitive assets and liabilities so as to minimize the impact of fluctuating interest rates on earnings.

     The Bank's asset/liability committee manages interest rate risk by various means including "GAP" management of its asset and liability portfolios.

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

     Interest rate sensitivity relates to changes in the interest rates earned on bank investments (earning assets) when they reprice to current market rate conditions as well as the interest paid on customer deposits (funding) when they reprice to current market rates. The net result of interest rate repricings will impact the Bank's future net interest margins (either in a positive or negative manner) based on the amount of unmatched funding, the amount of rate change, and the direction of rate change. The net volume of assets and liabilities subject to rate change is measured in "gaps" where volumes of assets do not equal liabilities within certain repricing time periods. These gaps are illustrated in Table 15. Also included in Table 15 is a summary of the cumulative gap, as viewed by regulatory authorities, which presents all interest bearing savings and NOW deposit balances as being subject to immediate and full repricing.

     Management considers factors in addition to volume of liability funding (deposits) subject to rate change to more accurately reflect future impact to the net interest margin. All interest rates do not move in full and equal amounts for loans and deposits. Deposit rates historically lag loans in rate movement, and rate movement occurs to a smaller degree for deposits than loans. Modeling is used to forecast projected impact to the net interest margin as a result of rate movements, either increasing or decreasing. For example, prime base rate has changed 19 times since 1988 (movement from a high of 11.5% to a low of 6.0% - a range of 5.5%). During this period, NOW account deposit rates have also experienced rate changes (movement from a high of 4.85% to a low of 1.77% - a range of 3.08%). Historic pricing correlations have been calculated for all interest-bearing products for rate change repricing impact as - immediate, three month and six month time periods. As illustrated in Table 15, management's view of interest rate sensitivity reflects a calculated interpretation of net interest margin exposure to rate changes. Pricing correlations are constantly refined by management. There is no guarantee that past history will accurately reflect future changes.

     Interest repricing of assets and liabilities is measured over future time periods (interest rate sensitivity gaps). While all time gaps are measured, management's primary focus is the cumulative gap through six months, as this gap directly impacts net interest income in the short time horizon and is most difficult to make reactive adjustment to actual interest rate movements.

     Excluded from the interest rate sensitivity gaps are "matched" funded fixed rate leases and associated fixed rate debt totaling $19.2 million.

Table 15 - Interest Rate Sensitivity Gaps

(Dollars in Thousands)
Interest Earning               0-30     31-90     91-180    181-365    Over
   Assets (I.E.A.)             Days      Days      Days      Days     1 year
Fed Funds sold..............$       0 $       0 $       0  $      0 $      0
Investment securities.......    2,200     5,385     6,070    11,465   145,091
Loans.......................  119,217    10,061    17,066    29,898   216,406
                             --------  --------   -------   -------   -------
Total.......................$ 121,417 $  15,446 $  23,136 $  41,363 $ 361,497
Cumulative..................$ 121,417 $ 136,863 $ 159,999 $ 201,362 $ 562,859

Interest Bearing
   Liabilities (I.B.L.)
C/D's $100,000 and over.....$   1,420 $   2,388 $   3,181 $   4,708 $   5,501
Certificates of Deposit......  10,315    15,225    18,432    27,266    83,529
Interest Deposits............  65,733    36,467    14,959         0   174,419
Short-term borrowings........   8,914         0         0         0         0
                             --------  --------   -------  --------  --------
Total.......................$  86,382 $  54,080 $  36,572 $  31,974 $ 263,449
Cumulative..................$  86,382 $ 140,462 $ 177,034 $ 209,008 $ 472,457

Period GAP (Dollars)........$  35,035 $ (38,634)$ (13,436)$   9,389 $  98,048
I.E.A./I.B.L.%..............      141%       29%       63%      129%      137%

Cumulative GAP (Dollars)....$  35,035 $  (3,599)$ (17,035)$  (7,646)$  90,402
Cumulative I.E.A./I.B.L.%...      141%       97%       90%       96%      119%

Regulatory Presentation
Assets (cumulative).........$ 121,417 $ 136,863 $ 159,999 $ 201,362 $ 562,859
Funding (cumulative)........$ 312,227 $ 329,840 $ 351,453 $ 383,426 $ 472,457
                             --------  --------  --------  --------  --------
Cumulative GAP
(Dollars)....$(190,810)$(192,977)$(191,454)$(182,064)$  90,402
Cumulative I.E.A./I.B.L.%...       39%       41%       46%       53%      119%


New Financial Accounting Standards


     The Financial Accounting Standard Board ("FASB") issued its Statement of Financial Accounting Standards ("SFAS") No. 118, an amendment of FASB SFAS No. 114, which addresses the accounting by creditors for impairment of a loan by specifying how allowances for credit losses related to certain loans should be determined. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. This statement shall be effective for financial statements for fiscal years beginning after December 15, 1994. The impact that adoption of FASB Statement No. 118 will have on the financial statements is currently under review, but is not expected to have a material effect on the financial statements of the Corporation.


     FASB SFAS No. 116 establishes standards of financial accounting and reporting for contributions received and contributions made.
This Statement shall be effective for financial statements issued for fiscal years beginning after December 15, 1994 and interim periods within those fiscal years. The Corporation has determined that the application of this standard will not have a material effect on earnings.

Item 8 - Financial Statements and Supplementary Data

     (a) The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:
                                                                  Page
      Report of Independent Auditors                               26
      Consolidated Balance Sheets                                  27
      Consolidated Statements of Income                            28
      Consolidated Statements of Changes in Stockholders' Equity   29
      Consolidated Statements of Cash Flows                        30
      Notes to Consolidated Financial Statements                   31


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

      Summary of Quarterly Financial Data (Unaudited)



Trout, Ebersole & Groff
Certified Public Accountants
1705 Oregon Pike
Lancaster, Pennsylvania 17601
(717)569-2900
FAX (717) 569-0141


Independent Auditors' Report


Board of Directors and Shareholders
Sterling Financial Corporation and Subsidiaries
Lancaster, Pennsylvania

     We have audited the accompanying consolidated balance sheets of Sterling Financial Corporation and Subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of management.
Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sterling Financial Corporation and Subsidiaries at December 31, 1994 and 1993 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

     As discussed in Note 2, the Corporation changed its method of accounting for investments to adopt the provisions of the Financial Accounting Standards Board's SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" at January 1, 1994.


                                              Trout, Ebersole & Groff

                                              Trout, Ebersole & Groff
                                              Certified Public Accountants

January 19, 1995
Lancaster, Pennsylvania


Consolidated Balance Sheets
Sterling Financial Corporation and Subsidiaries

                                                             As of December 31,
                                                               1994      1993
Assets                                                       (Dollars in Thousands)
Cash and due from banks.........................................$ 32,374 $ 36,190
Interest-bearing deposits in other banks........................      24       40
Federal funds sold..............................................    none   12,350
Mortgage loans held for sale....................................     524    3,431
Investment Securities: (Note 4)
 Securities held-to-maturity
   (market value - $156,047 - 1994 and $151,444 - 1993)......... 161,160  146,465
 Securities available-for-sale..................................   9,051     none
Loans (Note 5).................................................. 393,657  360,730
  Less: Unearned income.........................................  (1,008)  (1,365)
        Allowance for loan losses (Note 6)......................  (7,640)  (7,180)
                                                                 -------  -------
Loans, net...................................................... 385,009  352,185
                                                                 -------  -------
Premises and equipment (Note 7).................................  11,977    7,424
Other real estate owned.........................................     759      251
Accrued interest receivable and prepaid expenses................   8,954    8,816
Other assets (Note 8)...........................................  23,563   20,731
                                                                 -------  -------
Total Assets....................................................$633,395 $587,883
                                                                 =======  =======
Liabilities
Deposits:
  Noninterest-bearing...........................................$ 73,459 $ 68,197
  Interest-bearing (Note 9)..................................... 463,543  437,483
                                                                 -------  -------
Total Deposits.................................................. 537,002  505,680
                                                                 -------  -------
Federal funds purchased (Note 10)...............................   6,000     none
Interest-bearing demand notes issued to
  U.S. Treasury (Note 10).......................................   2,914    3,000
Other liabilities for borrowed money (Note 10)..................  19,173   19,410
Mortgages payable and capitalized lease liability ..............    none       11
Accrued interest payable and accrued expenses...................   5,737    5,414
Other liabilities...............................................   5,284    4,901
                                                                 -------  -------
Total Liabilities............................................... 576,110  538,416
Stockholders' Equity                                             -------  -------
Common Stock -(par value:$5.00)
  No. shares authorized: 1994 and 1993 - 10,000,000
  No. shares issued: 1994 - 5,874,417; 1993 - 2,882,920
  No. shares outstanding: 1994 - 5,868,610; 1993 - 2,882,920....  29,372   14,414
Capital surplus.................................................   8,544   20,830
Retained earnings...............................................  19,114   14,223
Net unrealized gain on securities available-for-sale,
  net of taxes..................................................     420     none
Less: Treasury Stock (5,807 shares in 1994 and none in 1993)-
  at cost.......................................................    (165)    none
                                                                 -------  -------
Total Stockholders' Equity......................................  57,285   49,467
                                                                 -------  -------
Total Liabilities and Stockholders' Equity......................$633,395 $587,883
                                                                 =======  =======
See accompanying notes to financial statements

Consolidated Statements of Income
Sterling Financial Corporation and Subsidiaries

                                                For the years ended December 31,
                                                    1994      1993       1992
                                     (Dollars in thousands, except per share data)
Interest Income
Interest and fees on loans.......................$  32,356 $  31,167  $  31,349
Interest on deposits in other banks..............        2        27         89
Interest on federal funds sold...................      264       191        220
Interest and dividends on investment securities:
  Taxable........................................    6,636     6,242      6,428
  Tax-exempt.....................................    2,496     2,270      2,007
  Dividends on stock.............................      177       195        191
                                                  --------  --------   --------
Total Interest Income............................   41,931    40,092     40,284
                                                  --------  --------   --------
Interest Expense
Interest on time certificates of deposit of
  $100,000 or more...............................      613       488        642
Interest on all other deposits...................   12,970    13,303     16,187
Interest on demand notes issued to the
  U.S. Treasury..................................       77        62         77
Interest on federal funds purchased..............       10      none       none
Interest on other borrowed money.................    1,255     1,183        893
Interest on mortgage indebtedness and obligations
  under capitalized leases.......................        1         6         19
                                                  --------  --------   --------
Total Interest Expense...........................   14,926    15,042     17,818
                                                  --------  --------   --------
Net Interest Income..............................   27,005    25,050     22,466
Provision for loan losses (Note 6)...............    1,081     2,430      2,296
                                                  --------  --------   --------
Net Interest Income after Provision for
  Loan Losses....................................   25,924    22,620     20,170
                                                  --------  --------   --------
Other Operating Income
Income from fiduciary activities.................      742       639        596
Service charges on deposit accounts..............    1,798     1,891      1,881
Other service charges, commissions and fees......    1,539     1,577      1,370
Mortgage banking.................................      635     2,435      1,501
Other operating income (Note 8)..................    2,329     2,429      2,551
Investment securities gains or (losses)..........     none         8         27
                                                  --------  --------   --------
Total Other Operating Income.....................    7,043     8,979      7,926
                                                  --------  --------   --------
Other Operating Expenses
Salaries and employee benefits (Note 11).........   12,264    11,566     10,354
Net occupancy expense............................    1,477     1,355      1,219
Furniture and equipment expense (including
 depreciation  of $779 in 1994, $753 in 1993
 and $714 in 1992)...............................    1,379     1,253      1,177
FDIC insurance assessment........................    1,128     1,052        984
Other operating expenses.........................    5,805     5,822      5,188
                                                  --------  --------   --------
Total Other Operating Expenses...................   22,053    21,048     18,922
                                                  --------  --------   --------
Income Before Income Taxes.......................   10,914    10,551      9,174
Applicable income taxes (Note 12)................    2,637     2,749      2,331
                                                  --------  --------   --------
Net Income.......................................$   8,277 $   7,802  $   6,843
                                                  ========  ========   ========
Earnings per common share:
  Net Income.....................................$    1.42 $    1.36  $    1.21
Cash dividends declared per common share.........$     .58 $     .54  $     .48
Average shares outstanding.......................5,837,103 5,728,400  5,635,302
See accompanying notes to financial statements

Consolidated Statements of Changes in Stockholders' Equity
Sterling Financial Corporation and Subsidiaries
(Dollars in Thousands)

                                                                        Net
                                                                     Unrealized
                                                                     Gain on
                                                                     Available-
                                 Shares                               for-Sale
                                 Common   Common  Capital  Retained  Securities, Treasury
                                Stock     Stock   Surplus  Earnings  Net of Taxes  Stock    Total
Balance, January 1, 1992...... 1,775,641 $  8,878 $ 17,702 $ 11,157  $        0   $     0 $ 37,737
Net income....................                                6,843                          6,843
Common stock issued
 Dividend Reinvestment Plan...    18,934       95      660                                     755
 Employee Stock Plan..........     7,433       37      229                                     266
Three-for-two stock split and
 cash paid in lieu of
 fractional shares............   900,619    4,503   (4,503)     (11)                           (11)
Cash dividends declared -
 Common stock.................                               (2,575)                        (2,575)
Purchase of Treasury Stock
 (19,007 shares)..............                                                       (643)    (643)
Issuance of Treasury Stock for
 Dividend Reinvestment Plan
 (11,221 shares)..............                          12                            410      422
                               ---------  -------  -------  -------   --------    -------  -------
Balance, December 31, 1992.... 2,702,627   13,513   14,100   15,414          0       (233)  42,794

Net income....................                                7,802                          7,802
Common stock issued
 Dividend Reinvestment Plan...    34,951      174    1,159                                   1,333
 Employee Stock Plan..........     8,760       44      252                                     296
Stock Dividend issued -
 Common stock - 5% including
  cash paid in lieu of
  fractional shares...........   136,582      683    5,293   (6,008)                           (32)
Cash dividends declared -
 Common stock.................                               (2,985)                        (2,985)
Purchase of Treasury Stock
 (7,270 shares)...............                                                       (267)    (267)
Issuance of Treasury Stock for
 Dividend Reinvestment Plan
 (15,056 shares)..............                          26                            500      526
                              ----------  -------  -------  -------   --------    -------  -------
Balance, December 31, 1993.... 2,882,920   14,414   20,830   14,223          0          0   49,467

Net income....................                                8,277                          8,277
Common stock issued
 Dividend Reinvestment Plan...    55,255      277    2,005                                   2,282
 Employee Stock Plan..........     8,830       44      319                                     363
Two-for-one stock split....... 2,927,412   14,637  (14,637)
Cash dividends declared -
 Common stock.................                               (3,386)                        (3,386)
Purchase of Treasury Stock
 (14,471 shares)..............                                                       (379)    (379)
Issuance of Treasury Stock for
 Dividend Reinvestment Plan
 (8,664 shares)...............                          27                            214      241
Net unrealized gain on
 available-for-sale securities,
  net of taxes................                                             420                 420
                              ---------  -------- -------- --------   --------    ------- --------
Balance, December 31, 1994....5,874,417  $ 29,372 $  8,544 $ 19,114   $    420    $  (165)$ 57,285
                              =========  ======== ======== ========   ========    ======= ========


See accompanying notes to financial statements

Consolidated Statements of Cash Flows
Sterling Financial Corporation and Subsidiaries

                                                     For the years ended December 31,
                                                         1994       1993       1992
(Dollars in Thousands)
Cash Flows from Operating Activities
Net Income...........................................$   8,277  $   7,802  $   6,843
Adjustments to reconcile net income to net cash
  provided by/(used in) operating activities:
   Depreciation......................................    1,014        983        941
   Accretion & amortization of investment securities.      661        550        441
   Provision for possible loan losses................    1,081      2,430      2,296
   Provision for deferred income taxes...............      307       (299)      (705)
   (Gain) loss on sale of property and equipment.....       (2)      none          5
   (Gain) loss on maturities/sales of
    investment securities............................     none         (8)       (27)
   (Gain) on sale of mortgage loans..................     (279)    (2,139)     (1,299)
   Proceeds from sales of mortgage loans.............   24,284     74,136      54,458
   Originations of mortgage loans held for sale......  (21,098)   (75,428)    (53,159)
   Change in operating assets and liabilities:
    (Increase) in accrued interest receivable
     and prepaid expenses............................     (138)      (705)       (734)
    (Increase) in other assets.......................   (3,341)    (1,235)     (1,139)
     Increase (decrease) in accrued interest payable
      and accrued expenses...........................      324        227        (564)
     Increase (decrease) in other liabilities........     (140)       (98)      1,271
                                                     ---------  ---------   ---------
Net cash provided by/(used in) operating activities..   10,950      6,216       8,628
Cash Flows from Investing Activities
Proceeds from interest-bearing deposits
  in other banks.....................................   45,226      3,678       4,214
Purchase of interest-bearing deposits in other banks.  (45,209)    (2,818)       (900)
Proceeds from maturities of investment securities....   32,538     36,367      34,764
Purchase of investment securities....................  (56,310)   (54,871)    (54,890)
Federal funds sold, net..............................   12,350     (9,150)     11,250
Net loans and leases made to customers...............  (33,904)   (11,486)    (32,094)
Purchases of premises and equipment..................   (5,810)      (827)     (1,577)
Proceeds from sale of premises and equipment.........      245         12          34
                                                     ---------  ---------   ---------
Net cash provided by/(used in) investing activities..  (50,874)   (39,095)    (39,199)
Cash Flows from Financing Activities
Net increase in demand deposits, NOW and
  savings accounts...................................    7,013     43,978      54,138
Net increase (decrease) in time deposits.............   24,309    (11,482)    (15,477)
Net (decrease) in interest-bearing demand notes
  issued to the U.S. Treasury........................      (86)      none        none
Proceeds from borrowings.............................   13,850     14,016      12,800
Repayments of borrowings.............................  (14,088)    (9,329)     (7,300)
Federal funds purchased, net.........................    6,000       none        none
Repayments of mortgages payable and capitalized
  lease liability....................................      (11)      (207)        (50)
Proceeds from issuance of common stock...............    2,645      1,629       1,021
Cash dividends paid..................................   (3,386)    (2,985)     (2,575)
Cash paid in lieu of fractional shares...............     none        (32)        (11)
Acquisition of treasury stock........................     (379)      (267)       (643)
Proceeds from issuance of treasury stock.............      241        526         422
                                                     ---------  ---------   ---------
Net cash provided by/(used in) financing activities..   36,108     35,847       42,325
                                                     ---------  ---------   ---------
Increase (decrease) in cash and due from banks.......   (3,816)     2,968       11,754
Cash and due from banks:
Beginning............................................   36,190     33,222       21,468
                                                     ---------  ---------   ---------
Ending...............................................$  32,374  $  36,190   $   33,222
                                                     =========  =========   =========
Supplemental Disclosure of Cash Flow Information:
Cash payments for:
  Interest paid to depositors and on borrowed money..$  14,728  $  15,383   $   18,549
  Income taxes.......................................    2,160      3,110        2,675
Supplemental Schedule of Noncash Investing and
  Financing Activities
Other real estate acquired in settlement of loans....$     638  $     121  $       810
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

Note 2 - Summary of Significant Accounting Policies

     The accounting and reporting policies of Sterling Financial Corporation and its subsidiaries (the Corporation) conform to generally accepted accounting principles and to general practices within the banking industry. The following is a summary of the most significant policies.

  Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Sterling Financial Corporation and its wholly owned subsidiaries, Bank of Lancaster County, N.A. and its subsidiary Town & Country, Inc., and Sterling Mortgage Services, Inc. (presently inactive). All significant intercompany transactions have been eliminated in the consolidation.

  Investment Securities - Investment securities include both debt securities and equity securities. Sterling adopted Statement of Financial Accounting Standards Board Statement No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities" as of January 1, 1994. SFAS 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. These investments are to be classified in one of three categories and accounted for as follows: 1) debt securities that a company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost; 2) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value with unrealized gains and losses included in earnings;
and 3) debt and equity securities not classified as either held-to-maturity or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. Sterling has segregated its investment securities into two categories: those held-to-maturity and those available-for-sale. The effect of adoption has resulted in an increase to shareholders' equity of $420,000 as of December 31, 1994. There has been no impact on current year earnings or a restatement of previously issued financial statements in connection with the adoption of this new accounting standard.

     Investment securities in the held-to-maturity category are carried at cost adjusted for amortization of premiums and accretion of discounts, both computed on the constant yield method. It is management's intent to hold investment account securities until maturity. However, the investment portfolio does serve as an ultimate source of liquidity. In order to acknowledge this function, Sterling has designated certain specific debt securities as being available-for-sale. Premiums and discounts are recognized in interest income computed on the constant yield method. All marketable equity securities are classified as available-for-sale. Realized gains and losses on securities are computed using the specific identification method and are included in Other Operating Income in the Consolidated Statements of Income.

     Future purchases of securities will be evaluated on an individual basis for classification among the three permissible categories based on management's intent and the ability to hold each security to maturity, on the relative sizes of the security categories in relation to future liquidity needs, on current asset/liability management strategies and other criteria as appropriate.

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

  Federal Income Taxes - Applicable income taxes are based on income as reported in the consolidated financial statements. Deferred income taxes are provided for those elements of income and expense which are recognized in different periods for financial reporting and income tax purposes. Statement of Financial Accounting Statements (SFAS) No. 109 - Accounting for Income Taxes, which changes the method of accounting for income taxes was retroactively applied in 1993 which resulted in a decrease of $310,000 in retained earnings beginning January 1, 1991. Earnings after this date have not been restated since the change was not considered material.

  Trust Department Assets and Income - Trust assets held by the Bank in a fiduciary or agency capacity for customers of the Trust Department are not included in the financial statements since such items are not assets of the Bank. Trust income has been recognized on the cash basis which is not significantly different from amounts that would have been recognized on the accrual basis.

  Earnings per Share - Earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding which were 5,837,103, 5,728,400 and 5,635,302 for 1994, 1993 and 1992
respectively, after giving retroactive effect to a three-for-two stock split in the form of a 50% stock dividend paid in 1992, 5% stock dividend paid in December 1993 and a two-for-one stock split in the form of a 100% stock dividend paid in 1994.

  Presentation of Cash Flows - For purposes of reporting cash flows, cash and due from banks includes cash on hand and amounts due from banks (including cash items in process of clearing).

  Reclassifications - Certain income items for prior years have been reclassified in order to conform with the current year presentation with no effect to net income.

  Employers' Accounting for Postemployment Benefits - The Financial Accounting Standards Board (FASB) issued Standard No. 112 which establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement. This standard is effective for fiscal years beginning after December 15, 1993. Sterling Financial Corporation has determined that historically, expenditures for benefits in this category have been immaterial. Consequently, adoption of this statement did not affect the financial position or results of operations.

  Accounting by Creditors for Impairment of a Loan - FASB Statement No. 118, an amendment of FASB Statement No. 114, addresses the accounting by creditors for impairment of a loan by specifying how allowances for credit losses related to certain loans should be determined. A loan is impaired when, based on allowances for credit losses related to certain loans should be determined. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. This Statement shall be effective for financial statements for fiscal years
beginning after December 15, 1994.   The impact that adoption of SFAS
Statement No. 118 will have on
the financial statements is currently under review, but is not expected to have a material effect on the financial statements of the Corporation.

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

Note 3 - Restrictions on Cash and Due From Banks

     The Bank is required to maintain average reserve balances with the Federal Reserve Bank. The average amount of these reserve balances for the year ended December 31, 1994 was approximately $8,063,000.
Balances maintained at the Federal Reserve Bank are included in cash and due from banks.

Note 4 - Investment Securities

     As discussed in Note 2, the Corporation adopted SFAS 115 effective January 1, 1994. Prior to this time, the Corporation classified securities as investment securities. Investment securities were carried at amortized cost.

     Securities pledged to secure government and other public deposits, trust deposits, short-term borrowings, and other balances as required or permitted by law were carried at $32,982,504 in 1994 and $28,295,144 in 1993.

     The amortized cost and estimated market values of investment securities held-to- maturity are as follows:




                                                   December 31, 1994
                                                (Dollars in Thousands)
                                                   Gross      Gross  Estimated
                                       Amortized Unrealized Unrealized  Market
                                           Cost     Gains    Losses     Value
  U.S. Treasury securities..............$ 28,225  $     10  $  1,102  $ 27,133
  Obligations of other U.S. Government
    agencies and corporations...........  24,101        15     1,102    23,014
  Obligations of states and political
    subdivisions........................  50,472       355     1,861    48,966
  Mortgage-backed securities............   5,122        48        52     5,118
  Other bonds, notes and debentures.....  50,811        46     1,470    49,387
                                         -------   -------   -------  --------
  Subtotal.............................. 158,731       474     5,587   153,618
  Nonmarketable equity securities.......   2,429      none      none     2,429
                                         -------   -------   -------  --------
  Total.................................$161,160  $    474  $  5,587  $156,047
                                         =======   =======   =======   =======



                                                   December 31, 1993
                                                (Dollars in Thousands)
                                                   Gross      Gross  Estimated
                                       Amortized Unrealized Unrealized  Market
                                           Cost     Gains    Losses     Value
  U.S. Treasury securities..............$ 23,996  $    475  $     46  $ 24,425
  Obligations of other U.S. Government
    agencies and corporations...........  22,880       422        17    23,285
  Obligations of states and political
    subdivisions........................  43,491     1,825        47    45,269
  Mortgage-backed securities............   5,834       243         3     6,074
  Other bonds, notes and debentures.....  47,959     1,066        56    48,969
                                         -------   -------   -------   -------
  Subtotal.............................. 144,160     4,031       169   148,022
  Federal Reserve, FHLB of Pittsburgh,
    and corporate stock.................   2,305     1,117      none     3,422
                                         -------   -------   -------   -------
  Total.................................$146,465  $  5,148  $    169  $151,444
                                         =======   =======   ======= =========

     Included in nonmarketable equity securities is Federal Reserve stock, Federal Home Loan Bank of Pittsburgh stock and Atlantic Central Bankers Bank stock.

     The amortized cost and estimated market values of held-to-maturity debt securities at December 31, 1994, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                    December 31, 1994
                                                 (Dollars in Thousands)
                                                               Estimated
                                                  Amortized     Market
                                                      Cost      Value
        Due in one year or less................$     22,874 $     22,750
        Due after one year through five years..      92,104       88,908
        Due after five years through ten years.      28,000       26,811
        Due after ten years....................      10,631       10,031
                                                -----------  -----------
                                                    153,609      148,500
        Mortgage-backed securities.............       5,122        5,118
                                                -----------  -----------
                                               $    158,731 $    153,618
                                                ===========  ===========

     The amortized cost and estimated market values of available-for-sale securities at December 31, 1994 are as follows:
                                                    December 31, 1994
                                                 (Dollars in Thousands)
                                                 Gross      Gross    Estimated
                                     Amortized Unrealized Unrealized   Market
                                       Cost      Gains     Losses      Value
  U.S. Treasury securities...........$ 1,472     $ none     $  15     $ 1,457
  Mortgage-backed securities.........  1,344       none        88       1,256
  Other bonds, notes and debentures..  5,593          9       101       5,501
                                      ------      -----      ----      ------
  Subtotal...........................  8,409          9       204       8,214
  Equity securities and corporate
    stock............................      7        830      none         837
                                      ------      -----      ----      ------
  Total..............................$ 8,416     $  839     $ 204     $ 9,051
                                      ======     ======      ====      ======


     The amortized cost and estimated market values of available-for-sale debt securities at December 31, 1994 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                    December 31, 1994
                                                 (Dollars in Thousands)
                                                              Estimated
                                                  Amortized    Market
                                                    Cost       Value

        Due in one year or less...................$  1,833    $  1,835
        Due after one year through five years.....   5,232       5,123
                                                  --------    --------
                                                     7,065       6,958
        Mortgage-backed securities................   1,344       1,256
                                                  --------    --------
                                                  $  8,409    $  8,214
                                                  ========    ========

     There were no sales of investment securities during 1994, 1993 or 1992.

Note 5 - Loans

  Loans outstanding at December 31, are as follows:
                                                         1994      1993
(Dollars in Thousands)
  Commercial, financial and agricultural...............$208,918  $191,431
  Real estate - construction...........................   8,542    10,265
 Real estate - mortgage................................  30,505    22,335
 Consumer.............................................. 106,921   101,256
 Lease financing receivables (net of unearned income)..  38,771    35,443
                                                        -------   -------
  Total loans, gross...................................$393,657  $360,730
                                                        =======   =======

     Loans on a non-accrual status amounted to $2,127,000 at December 31, 1994, compared to $2,960,000 at December 31, 1993. If interest income had been recorded on all such loans for the years indicated, such interest income would have increased by approximately $276,956 and $267,295 for 1994 and 1993 respectively.

Note 6 - Allowance for Loan Losses

  Changes in the Allowance for Loan Losses were as follows:

                                                   1994     1993     1992
                                                   (Dollars in Thousands)
Balance at January 1.............................$ 7,180  $ 5,400  $ 4,400
Recoveries credited to allowance.................    141      240      316
Provisions for loan losses charged to income.....  1,081    2,430    2,296
                                                  ------   ------   ------
Total............................................  8,402    8,070    7,012
Losses charged to allowance......................    762      890    1,612
                                                  ------   ------   ------
Balance at December 31...........................$ 7,640  $ 7,180  $ 5,400
                                                  ======   ======   ======

Ratio of Allowance to loans, net of
 unearned income at end of year..................   1.95%    2.00%    1.55%



Note 7 - Premises and Equipment

  Premises and equipment at December 31, 1994 and 1993 is summarized as follows:

                                                      1994       1993
                                                 (Dollars in Thousands)

       Land........................................$  2,432   $    885
       Buildings...................................   5,931      5,718
       Buildings under capitalized lease...........     104        104
       Leasehold improvements......................     678        553
       Equipment, furniture and fixtures...........   8,140      7,577
       Construction in progress....................   2,990       none
                                                    -------    -------
                                                     20,275     14,837
       Less: Accumulated depreciation..............  (8,298)    (7,413)
                                                    -------    -------
                                                   $ 11,977   $  7,424
                                                    =======    =======

     Contributing to the increase in premises and equipment was the purchase of land for the headquarters of Sterling Financial Corporation and Bank of Lancaster County and initial advances for construction of the headquarters building.

  Depreciation expense amounted to $1,013,830 in 1994, $983,345 in 1993, and $940,843 in 1992.

Note 8 - Other Assets

     Included in other assets for 1994 and 1993 is $19,722,146 and $17,186,239 respectively which represents operating leases generated by Town & Country, Inc. The income generated from the leases for 1994 and 1993 amounted to $1,735,162 and $1,736,814 respectively and is reflected in other operating income.

     The following schedule provides an analysis of Town & Country's investment in property on operating leases and property held for lease by major classes as of December 31, 1994 and 1993:
                                                        1994         1993
                                                      (Dollars in Thousands)
                   Construction equipment...........$      704   $     1,049
                   Transportation equipment.........     7,277         7,235
                   Automobiles......................    12,949        12,106
                   Manufacturing equipment..........     5,399         4,376
                   Trucks...........................    12,245         8,075
                   Other............................       548           362
                                                    ----------   -----------
                   Total............................    39,122        33,203
                   Less: Accumulated depreciation...   (19,400)      (16,017)
                                                    -----------  -----------
                                                    $   19,722   $    17,186
                                                    ===========  ===========

     The following is a schedule by years of minimum future rentals on noncancelable operating leases as of December 31, 1994:

                   Year ending December 31:         (Thousands)
                   1995...............................$  9,770
                   1996................................  2,020
                   1997................................    138
                   1998................................     23
                                                       -------
                   Total minimum future rentals.......$ 11,951
                                                       =======

Note 9 - Time Certificates of Deposit

     At December 31, 1994 and 1993, time certificates of deposit of $100,000 or more aggregated $19,672,584 and $13,159,166 respectively.

Note 10 - Short-Term Borrowings and Other Liabilities for Borrowed Money

     The Bank maintains lines of credit with various correspondent banks to use as sources of short-term funds. Federal funds purchased amounted to $6 million at December 31, 1994. There were no Federal funds purchased at December 31, 1993. In addition, the Bank maintains a line of credit in the amount of $137 million with the Federal Home Loan Bank of Pittsburgh. There were no advances on this line at December 31, 1994 or 1993. Borrowings from the Federal Reserve Bank and interest-bearing demand notes issued to U.S. Treasury would also be considered short-term borrowings.
Interest-bearing demand notes issued to U.S. Treasury were $2,914,000 and $3,000,000 for 1994 and 1993 respectively.

     The average balance outstanding for any category of short-term borrowings during the periods reported was less than 30 per cent of stockholders' equity at the end of each period reported.

  The following represents other liabilities for borrowed money at December
31:

                                                                     1994         1993
       Notes payable-Town & Country, Inc.(Subsidiary of Bank)
         borrowings from various lenders for leasing operations....$17,601,076  $17,838,595
       Federal Home Loan Bank advances.............................  1,571,450    1,571,450
                                                                    ----------   ----------
       Total.......................................................$19,172,526  $19,410,045

  Liabilities in connection with Town & Country, Inc. leasing operations are payable to various lenders at various terms. The estimated current portion of this debt is $7,286,845 at December 31, 1994. The borrowings from the Federal Home Loan Bank of Pittsburgh consist of two advances in 1993.
One in the amount of $621,450, bears interest monthly at the rate of 4.49%
per year and matures July 29, 1996. The second, in the amount of $950,000 bears interest at the rate of 5.39% per year and matures September 13, 2000.


Note 11 - Pension and Employee Stock Bonus Plan

     The Bank of Lancaster County, N.A. and its subsidiary, Town & Country, Inc. maintains a qualified non-contributory pension plan for their employees. The Plan specifies fixed benefits to provide a monthly pension benefit at age 65 for life equal to one and one-half percent of each participant's final average salary (highest five consecutive years' base compensation preceding retirement) for each year of credited service. Salary in excess of $150,000 (effective for the year 1994) is disregarded in determining a participant's retirement benefit pursuant to IRS regulations. All employees with one year of service who work at least 1,000 hours per year and who are at least age 21 are eligible to participate. A participant becomes 100% vested upon completion of five years of service.

     Sterling Financial Corporation has adopted the provision of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions", for the year ended December 31, 1987. The net periodic pension cost for 1994, 1993 and 1992 was $547,753, $547,627 and $328,019 respectively.

     Net periodic pension cost for 1994, 1993 and 1992 included the following:

                                                1994       1993       1992
          Service cost.......................$ 577,208  $ 559,665  $ 407,609
          Interest cost......................  427,817    404,381    315,831
          Return on Plan assets..............    5,897   (346,736)  (465,122)
          Net amortization and deferral...... (463,169)   (42,683)    69,701
                                             ---------  ---------  ---------
          Net periodic pension cost..........$ 547,753  $ 574,627  $ 328,019
                                             =========  =========  =========


 The following table sets forth the Plan's funded status at December 31, 1994, 1993 and 1992:

  Actuarial present value of benefit obligations:

                                                          1994      1993        1992
   Accumulated benefit obligation, including vested
    benefits of $3,705,229 for 1994, $3,684,272
    for 1993 and $2,761,915 for 1992.................$ 3,744,542 $ 3,748,356 $ 2,858,390
                                                      ==========  ==========  ==========
   Projected benefit obligation for service rendered to
    date.............................................$(6,890,204)$(6,466,414)$(5,630,730)
   Plan assets at fair value.........................  6,087,071   5,472,414   4,511,618
                                                      ----------  ----------  ----------
   Projected plan assets in excess of or (less than)
    benefit obligation...............................$  (803,133)$  (994,000)$(1,119,112)
   Unrecognized net (gain) or loss from past experience
    different from that assumed and effects of changes
    in assumptions....................................  1,374,729  1,404,004   1,410,150
   Unrecognized net (asset) or obligation.............   (345,454)  (414,546)   (483,638)
                                                       ---------- ----------  ----------
   Prepaid (accrued) pension cost included
    in other assets (liabilities).....................$   226,142 $   (4,542)$  (192,600)
                                                       ========== ==========  ==========

      The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.5% and 6%, respectively, at December 31, 1994. The expected long-term rate of return on plan assets in 1994 was 9%.


     The Board of Directors of the Bank adopted an employee stock plan effective July 1, 1981. The assets of the Plan will be entirely invested in Sterling Financial Corporation common stock. The Plan covers all Bank employees who are age 18 and over, are employed for at least 1,000 hours per year and have completed at least one year of service. The Plan has two parts:

     *The Thrift Incentive portion of the Plan permits any eligible participant to make voluntary contributions to the Plan ranging from 2% to 6% of compensation. The Bank will contribute 25% of what the participant contributes. This portion of the Plan is intended to encourage thrift and investment in Sterling Financial Corporation stock, as well as supplement their retirement. The Plan provides for employees to make their voluntary contributions on a pre-federal income tax basis commencing January 1, 1995.

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

     The contribution to the Performance Incentive portion of the Plan was $200,000, $200,000 and $165,000 for 1994, 1993 and 1992
respectively. The contribution to the Thrift Incentive portion of the Plan was $51,305 in 1994, $41,766 in 1993 and $37,291 in 1992.

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

     The cost for postretirement benefits other than pensions consisted of the following components at December 31, 1994 and 1993:
                                                   1994        1993
          Service cost..........................$ 92,665    $ 79,808
          Interest cost.......................... 87,234      81,208
          Amortization of unrecognized
              transition obligation.............. 51,323      51,323
                                                 -------     -------
          Net periodic postretirement
              benefit cost......................$231,222    $212,339
                                                 =======     =======

     Sterling's postretirement benefits other than pensions are currently not funded. The status of the plans at December 31, 1994 and 1993 is as follows:

     Actuarial valuation of accumulated postretirement benefit obligation:

                                                    1994         1993
     Retirees.................................$   288,754  $   314,495
     Fully eligible active plan participants...   258,042      294,307
     Other active plan participants............   786,128      652,737
                                               ----------   ----------
                                              $ 1,332,924  $ 1,261,539
     Unrecognized transition obligation........  (923,811)    (975,134)
     Unrecognized net loss.....................    (8,994)     (94,345)
                                               ----------   ----------
     Accrued postretirement benefit cost......$   400,119  $   192,060
                                               ==========   ==========


     Prior to January 1, 1993, Sterling recognized the cost of postretirement benefits, which is primarily retiree health care, as an expense as premiums were incurred. These costs approximated $17,886 and $13,888 for 1992 and 1991, respectively. The postretirement health care plan is contributory, with retiree contributions based on years of service.

     The assumed postretirement health care cost trend rate used in measuring the accumulated postretirement benefit was 9% in 1994, decreasing by .5% per year to an ultimate rate of 5.5% in 2001 and remains at that level thereafter. The discount rate used to measure the accumulated postretirement benefit obligation was 7.5% in 1994.

     The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1994 by $310,106 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1994 by $49,906.

Note 12 - Applicable Income Taxes

     The effective income tax rates for financial reporting purposes are less than the Federal statutory rate of 34% for 1994, 1993 and 1992 for reasons shown as follows:

                                              For the years ended December 31,
                                                    1994     1993      1992
                                                    (Dollars in Thousands)
  Federal income tax expense at statutory rate...$ 3,711 $ 3,587 $ 3,119 Reduction resulting from:
    Non-taxable interest income..................    (966)    (895)     (837)
    Other, net...................................    (149)      20        12
                                                  -------  -------   -------
  Applicable Federal income taxes................$  2,596 $  2,712  $  2,294
  State income taxes.............................      41       37        37
                                                  -------  -------   -------
  Applicable income taxes........................$  2,637 $  2,749  $  2,331
                                                  =======  =======   =======
  Taxes currently payable........................$  2,330 $  3,048  $  3,036
  Deferred income taxes..........................     307     (299)     (705)
                                                  -------  -------   -------
  Applicable income taxes........................$  2,637 $  2,749  $  2,331
                                                  =======  =======   =======

The deferred income tax provision consists of the following items:

                                                Years ended December 31,
                                               1994        1993      1992
                                                (Dollars in Thousands)
Difference between loan loss provision
 charged to operating expense and bad
 debt deduction taken for income tax
 purposes..................................$   (345)   $   (687)  $  (755)

Difference between the depreciation
 methods used for financial statements
 and for income tax purposes...............     (80)        (64)      199

Income on leases recognized by the
 direct finance method for financial
 statements but recognized by the
 operating method for income tax purposes..     895         526       333

Difference in gains and losses on
 disposal of leased assets due to the
 use of direct finance method for
 financial statements and operating
 method for income tax purposes............    (186)       (215)     (398)

Difference due to the amount of pension
 expense deductible for financial
 statement purposes and that which is
 deductible for income tax purposes........      98          64        47

Various deferral items.....................     (75)         77      (131)
                                            -------     -------   -------
                                           $    307    $   (299) $   (705)
                                            =======     =======   =======

     The Financial Accounting Standards Board has issued Statement No. 109, Accounting for Income Taxes, which significantly changes the recognition and measurement of deferred income tax assets and liabilities.
Statement 109 requires that deferred income taxes be recorded on an asset/liability method and adjusted when new tax rates are enacted.
The Company adopted Statement No.
109 beginning with its year ending December 31, 1993. The Statement provides that the effect of its adoption may be recorded entirely in the year of adoption or retroactively by restating one or more prior years.
The statement was retroactively applied to 1990.

Note 13 - Operating Leases

     The Bank leases certain banking facilities under operating leases which expire on various dates to 2022. Renewal options are available on these leases. Minimum future rental payments as of December 31, 1994 are as follows:
                                                     Operating
                                                       Leases
                                              (Dollars in Thousands)
                       1995.........................$    450
                       1996.........................     444
                       1997.........................     398
                       1998.........................     343
                       1999.........................     287
                       Later years..................   2,010
                                                     -------
                       Total minimum future rental
                         payments...................$  3,932
                                                     =======

     Total rent expense charged to operations amounted to $413,996 in 1994, $373,332 in 1993 and $334,654 in 1992.

Note 14 - Disclosures about Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash and Short-Term Investments - For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment Securities - For investment securities, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans - For certain homogenous categories of loans, such as some residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Lease contracts as defined in FASB Statement No. 13, Accounting for Leases, are not included in this disclosure statement.

Deposit Liabilities - The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposits is estimated using the rates currently offered for deposits of similar remaining maturities.

Federal Funds Purchased - The carrying amount of federal funds purchased approximates its fair value due to the overnight maturities of these financial instruments.

U.S. Treasury Demand Notes - For U.S. Treasury demand notes, the carrying amount is a reasonable estimate of fair value.

Other Borrowings - Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

Commitments to Extend Credit and Standby Letters of Credit - The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and committed rates. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

The estimated fair values of the Corporation's financial instruments are as follows:

                                               1994                1993
                                               (Dollars in Thousands)
                                       ------------------- -------------------
                                        Carrying   Fair     Carrying   Fair
                                         Amount    Value     Amount    Value
                                       --------- --------- --------- ---------
   Financial Assets:
     Cash and short-term investments..$  32,398 $  32,398 $  48,580 $  48,580
    Investment securities
       held-to-maturity...............  161,160   156,047   146,465   151,444
     Investment securities
       available-for-sale.............    9,051     9,051      none      none

     Loans............................  355,410             328,718
       Less: Allowance for loan losses   (7,028)             (6,604)
                                        --------  --------  --------  --------
     Net loans........................$ 348,382 $ 340,898 $ 322,114 $ 326,468


   Financial Liabilities:
     Deposits.........................$ 537,002 $ 534,344 $ 505,680 $ 507,651
     Federal funds purchased..........    6,000     6,000      none      none
     U.S. Treasury demand notes.......    2,914     2,914     3,000     3,000
     Other borrowings.................   19,173    18,731    19,421    19,404


   Unrecognized financial instruments:*
     Interest rate swaps:
      In a net receivable position....$    none $    none $    none $    none
      In a net payable position.......    (none)    (none)    (none)    (none)
     Commitments to extend credit.....      (86)      (86)      (76)      (76)
     Standby letters of credit........      (37)      (37)      (36)      (36)
     Financial guarantees written.....    (none)    (none)    (none)    (none)

* The amounts shown under "Carrying Amount" represent accruals or deferred income (fees) arising from those unrecognized financial instruments.

Note 15 - Commitments and Contingent Liabilities

     In the normal course of business, there are various commitments and contingent liabilities which are not reflected in the financial statements. These include lawsuits and commitments to extend credit, guarantees and letters of credit. In the opinion of management, there are no material commitments which represent unusual risks.


     A summary of the more significant commitments as of December
31, 1994 and 1993 are as follows:

       Financial instruments whose contract amounts
         represent credit risk:
                                                        1994         1993
                                                     (Dollars in Thousands)
           Standby letters of credit .................$  5,520     $  8,845
           Commitments to extend credit...............$ 71,265     $ 60,479

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

     Sterling's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. Sterling uses the same credit policies in making commitments and conditional obligations as it does for on- balance sheet instruments.

     Most of Sterling's business activity is with customers located within Sterling's defined market area. Sterling grants commercial, residential and consumer loans throughout the market area. The loan portfolio is well diversified and Sterling does not have any significant concentrations of credit risk.

     In 1994, SFAS No. 119 - Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments was issued effective for financial statements issued after December 15, 1994. The Corporation has not entered into any derivatives defined as a future, forward, swap, option, caps, floors, etc. However, the financial instruments listed above as standby letters of credit and commitments to extend credit have characteristics similar to derivatives. The following is a schedule that represents the estimated risk of current interest rates versus committed rates. Due to the uncertainty of when and how much a commitment to extend credit will be exercised, estimates were used.

                                                   Fixed Rate Commitments
                                                   (Dollars in Thousands)

         Carrying value at December 31, 1994..............$      0

         Commitment available not yet exercised...........$ 10,865

         Commitment revalued at existing rates with
           estimated activity.............................$ 10,823


Note 16 - Related Party Transactions

     Certain directors and officers of Sterling Financial Corporation and its subsidiaries, their immediate families and companies in which they are principal owners (more than 10%), were indebted to the Bank during 1994 and 1993. All loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, in the opinion of the management of the Bank, do not involve more than a normal risk of collectibility or present other unfavorable features. Total loans to these persons at December 31, 1994 and 1993 amounted to $5,497,545 and $6,418,156 respectively.
During 1994, $2,946,690 of new loans were made and repayments totaled
$3,867,301.

Note 17 - Dividend and Loan Restrictions

     Dividends are paid by Sterling Financial Corporation from its assets which are provided in part by dividends from Bank of Lancaster County, N.A. However, certain restrictions exist regarding the ability of the Bank to transfer funds to Sterling Financial Corporation in the form of dividends.
The approval of the Comptroller of the Currency shall be required if the total of all dividends declared by the Bank in any calendar year shall exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. Under these restrictions, the Bank can declare dividends in 1995 without approval of the Comptroller of the Currency of approximately $14,118,000 plus an additional amount equal to the Bank's net profits for 1995 up to the date of any such dividend declaration.

     Under current Federal Reserve regulations, the Bank is limited in the amount it may loan to Sterling Financial Corporation. Loans to Sterling Financial Corporation may not exceed 10% of the Bank's capital stock and surplus.

Note 18 - Sterling Financial Corporation (Parent Company Only)
Financial Information
                               Condensed Balance Sheets
                                                      As of December 31,
                                                       1994       1993
Assets                                              (Dollars in Thousands)
    Cash.............................................$    291    $    390
    Investment in subsidiaries at equity.............  57,546      49,699
    Other assets.....................................     328         185
                                                      -------     -------
  Total Assets.......................................$ 58,165    $ 50,274
                                                      =======     =======
  Liabilities
    Other liabilities................................$    880         807

  Stockholders' Equity
    Common Stock.....................................$ 29,372    $ 14,414
    Capital Surplus..................................   8,544      20,830
    Retained Earnings................................  19,114      14,223
    Net Unrealized Gain on securities
     available-for-sale, net of taxes................     420        none
    Less: Treasury Stock at cost.....................    (165)       none
                                                      -------     -------
  Total Stockholders' Equity.........................$ 57,285    $ 49,467
                                                      -------     -------
  Total Liabilities and Stockholders' Equity.........$ 58,165    $ 50,274
                                                      =======     =======

                               Condensed Statements of Income

                                               Years Ended December 31,
                                              1994     1993        1992
Income                                            (Dollars in Thousands)
   Dividends from subsidiaries.............$    966  $  1,262    $  1,731
   Other income............................       1         1           1
                                            -------   -------     -------
     Total Income..........................     967     1,263       1,732
                                            -------   -------     -------
 Expenses
   Fees paid to subsidiary.................    none       108          84
   Other expense...........................     178       121          96
                                            -------   -------     -------
     Total Expense.........................     178       229         180
                                            -------   -------     -------
 Income before income taxes and equity
   in undistributed net income
   of subsidiaries.........................     789     1,034       1,552
 Income taxes (credits)....................     (60)      (78)        (61)
                                            -------   -------     -------
                                                849     1,112       1,613
 Equity in undistributed income of
   subsidiaries............................   7,428     6,690       5,230
                                            -------   -------     -------
 Net Income................................$  8,277  $  7,802    $  6,843
                                            =======   =======     =======


                       Statements of Cash Flows
                                                     Years Ended December 31,
                                                      1994     1993     1992
                                                     (Dollars in Thousands)
  Cash flows from operating activities
  Net income.......................................$  8,277 $  7,802 $  6,843
  Adjustments to reconcile net income to net cash
    provided by/(used in) operating activities:
   Undistributed (earnings) loss of subsidiaries...  (7,428)  (6,690)  (5,230)
    Changes in operating assets and liabilities:
      (Increase) decrease in other assets..........    (142)     188      242
      (Decrease) increase in other liabilities.....      73       91       52
                                                    -------  -------  -------
    Net cash provided by/(used in)
       operating activities........................     780    1,391    1,907
                                                    -------  -------  -------
  Cash flows from investing activities
   Proceeds of interest-bearing deposits
    in other banks.................................    none      100     none
   Purchase of interest-bearing deposits
    in other banks.................................    none     none     (100)
                                                    -------  -------  -------
     Net cash provided by/(used in) investing
       activities..................................    none      100     (100)
                                                    -------  -------  -------
  Cash flows from financing activities
   Proceeds from issuance of common stock..........   2,645    1,629    1,021
   Cash dividends paid.............................  (3,386)  (2,985)  (2,575)
   Cash dividends paid in lieu of
    fractional shares..............................    none      (32)     (11)
   Acquisition of treasury stock...................    (379)    (267)    (643)
   Proceeds from issuance of treasury stock........     241      526      422
                                                    -------  -------  -------
     Net cash provided by/(used in) financing
      activities...................................    (879)  (1,129)  (1,786)
                                                    -------  -------  -------

     Increase (decrease) in cash...................     (99)     362       21


  Cash
    Beginning......................................     390       28        7
                                                    -------  -------  -------
    Ending........................................$     291 $    390 $     28
                                                   ========  =======  =======

Summary of Quarterly Financial Data (Unaudited)
Sterling Financial Corporation and Subsidiaries

     The following is a summary of the quarterly results of operations for the years ended December 31, 1994 and 1993. Net income per share of common stock has been restated to retroactively reflect a two-for-one stock split in the form of a 100% stock dividend paid in September 1994 and a 5% stock dividend paid in December 1993.

                                        (In thousands, except per share)

                                                        1994
                                                Quarter Ended
                                    March       June      September   December
                                     31          30          30          31
Interest income..................$   9,810    $ 10,253    $ 10,646    $ 11,222
Interest expense.................    3,421       3,468       3,858       4,179
                                 ---------     -------    --------    --------
Net interest income..............    6,389       6,785       6,788       7,043
Provision for loan losses........      182         425         309         165
                                 ---------     -------    --------    --------
Net interest income after
  provision for loan losses......    6,207       6,360       6,479       6,878
Other income.....................    1,778       1,710       1,764       1,791
Other expenses...................    5,354       5,388       5,493       5,818
                                 ---------    --------    --------    --------
Income before income taxes.......    2,631       2,682       2,750       2,851
Applicable income taxes..........      666         686         645         640
                                 ---------    --------    --------    --------
Net income.......................$   1,965    $  1,996    $  2,105    $  2,211
                                 =========    ========    ========    ========
Net income per share of
  common stock...................$     .34    $    .34    $    .36    $    .38

                                                   1993
                                               Quarter Ended
                                    March        June      September  December
                                     31           30          30         31

Interest income..................$   9,891    $  10,009   $   9,985   $ 10,207
Interest expense.................    3,870        3,775       3,761      3,636
                                 ---------    ---------   ---------   --------
Net interest income..............    6,021        6,234       6,224      6,571
Provision for loan losses........      820          748         469        393
                                 ---------    ---------   ---------   --------
Net interest income after
  provision for loan losses......    5,201        5,486       5,755      6,178
Other income.....................    2,129        2,187       2,384      2,279
Other expenses...................    4,904        5,160       5,383      5,601
                                 ---------    ---------   ---------   --------
Income before income taxes.......    2,426        2,513       2,756      2,856
Applicable income taxes..........      615          642         744        748
                                 ---------    ---------   ---------   --------
Net income.......................$   1,811    $   1,871   $   2,012   $  2,108
                                 =========    =========   =========   ========
Net income per share of
  common stock...................$     .32    $     .33   $     .35   $    .36


Item 9 - Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

    None

PART III

Item 10 - Directors and Executive Officers of the Registrant

     Incorporated by reference is the information appearing under the heading "Information about Nominees and Continuing Directors" on pages 5 and 6 of the 1995 Proxy Statement and under the heading "Officers and Executive Officers" on page 7 of the 1995 Proxy Statement.

Item 11 - Executive Compensation

     Incorporated by reference is the information under the heading "Compensation of Directors" on page 11 of the 1995 Proxy Statement and under the heading "Executive Compensation" on page 7 of the 1995 Proxy Statement.

Item 12 - Security Ownership of Certain Beneficial Owners and
Management

    Incorporated by reference is the information appearing under the heading "Voting of Shares of Principal Holders Thereof" on page 3 of the 1995 Proxy Statement and under the heading "Information about Nominees and Continuing Directors" on pages 5 and 6 of the 1995 Proxy Statement.

Item 13 - Certain Relationships and Related Transactions

     Incorporated by reference is the information appearing under the heading "Transactions with Directors and Executive Officers" on page 12 of the 1995 Proxy Statement and under "Notes to Consolidated Financial Statements - Note 16 - Related Party Transactions" on page 34 of the
Form 10-K for the year ended December 31, 1994.

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

          3. Articles of Incorporation and Bylaws of Sterling Financial Corporation incorporated by reference to Exhibit 3 of Registration Statement on Form S-4 (No. 33-12635) filed with the Securities and Exchange Commission on March 13,1987.

         10. Material Contracts - 10 a. Employment Agreement of John E. Stefan, Chairman of the Board, President and Chief Executive Officer of Sterling Financial Corporation and Bank of Lancaster County, N.A. - incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 1987.

         21. Subsidiaries of the Registrant

         23. Consent of Auditors

         27. Financial Data Schedule


   (b) Reports on Form 8-K

       There were no current reports on Form 8 - K filed during the quarter ended December 31, 1994.

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

       Signature                         Title                      Date

                            Chairman of the Board,
John E. Stefan              President and Chief              February 28, 1995
(John E. Stefan)            Executive Officer; Director

Jere L. Obetz               Senior Vice President/Treasurer, February 28, 1995
(Jere L. Obetz)             Chief Financial Officer


                            Director                         February 28, 1995
(Richard H. Albright, Jr.)


John E. Burkholder          Director                         February 28, 1995
(John E. Burkholder)


Robert H. Caldwell          Director                         February 28, 1995
(Robert H. Caldwell)


Howard E. Groff, Jr.        Director                         February 28, 1995
(Howard E. Groff, Jr.)


J. Robert Hess              Director                         February 28, 1995
(J. Robert Hess)


                            Director                         February 28, 1995
(Calvin G. High)


J. Roger Moyer, Jr.         Director                         February 28, 1995
(J. Roger Moyer, Jr.)


E. Glenn Nauman             Director                         February 28, 1995
(E. Glenn Nauman)


Glenn R. Walz               Director                         February 28, 1995
(Glenn R. Walz)




 EXHIBIT 21
 SUBSIDIARIES OF THE REGISTRANT

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

Exhibit 23

Consent of Independent Certified Public Accountants

     We hereby consent to the incorporation by reference in Registration Statement No. 33-16049 on Form S-3 filed July 24, 1987 of our opinion dated January 19, 1995, on the consolidated financial statements of Sterling Financial Corporation for the year ended December 31, 1994 as set forth in this form 10-K.


                                            Trout, Ebersole & Groff
                                            Trout, Ebersole & Groff
                                            Certified Public Accountants
Lancaster, Pennsylvania
February 28, 1995

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


 10. Material Contracts - 10a. Employment Agreement of
     John E. Stefan, President and Chief Executive Officer of Sterling Financial Corporation and Bank of Lancaster County, N.A. - incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 1987


 21. List of Subsidiaries                                      49


 23. Consent of Auditors                                       23


 27. Financial Data Schedule