Form 10-Q
period 1995-03-31
STERLING FINANCIAL CORP /PA/
filed 1995-05-12
CIK 811671

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
(Mark One)
    X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1995

                                       OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from           to

Commission file number 0-16276

                             STERLING FINANCIAL CORPORATION
                 (Exact name of registrant as specified in its charter)

               Pennsylvania                          23-2449551
(State or other jurisdiction of incorporation    (I.R.S. Employer
             or organization)                     Identification No.)
525 Greenfield Road, P.O. Box 10608
Lancaster, Pennsylvania                                     17605-0608
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

Common Stock, $5.00 Par Value-5,905,143 shares outstanding as of April 30, 1995.

               Sterling Financial Corporation and Subsidiaries

                                    Index

PART I - FINANCIAL INFORMATION                                        Page

Item 1 - Financial Statements


      Consolidated Balance Sheets
      as of March 31, 1995 (Unaudited), December 31, 1994,
      and March 31, 1994 (Unaudited).                                   3


      Consolidated Statements of Income
      for the Three Months ended March 31, 1995
      and 1994 (Unaudited).                                             4


      Consolidated Statements of Cash Flows
      for the Three Months ended
      March 31, 1995 and 1994 (Unaudited).                              5


      Notes to Consolidated Financial
      Statements (Unaudited).                                           6


Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            8

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                             14

Item 6 - Exhibits and Reports on Form 8-K                              14

Signature Page                                                         15

Subsidiaries of the Registrant                                         16


                       Part I - Financial Information
               Sterling Financial Corporation and Subsidiaries
                         Consolidated Balance Sheets

                                                    March 31,  December 31,   March 31,
                                                      1995        1994          1994
ASSETS                                             (Unaudited)               (Unaudited)
Cash and due form banks.......................... $ 34,262,036 $ 32,374,138 $ 31,458,834
Interest-bearing deposits in other banks.........       15,874       23,535       19,886
Federal funds sold...............................    5,250,000         none    8,450,000
Mortgage loans held for sale.....................      404,200      523,791    3,250,146
Investment Securities::
 Securities held to maturity
  (market value-$146,325,367;$151,443,866;
   $136,552,777).................................  154,132,964  161,159,805  145,466,832
  Securities available for sale..................   10,794,571    9,051,144    8,885,536
Loans............................................  400,248,149  393,656,882  366,817,592
  Less: Unearned Income..........................   (1,051,026)  (1,008,457)  (1,160,965)
        Allowance for loan losses................   (7,733,307)  (7,640,000)  (7,226,599)
                                                  ------------ ------------ ------------
Loans, Net.......................................  391,463,816  385,008,425  358,430,028
                                                  ------------ ------------ ------------
Premises and Equipment...........................   12,857,095   11,977,423    7,664,308
Other real estate owned..........................      473,446      759,372      121,082
Accrued interest receivable and prepaid expenses.    9,341,229    8,954,172    9,666,989
Other assets.....................................   24,314,752   23,562,861   21,134,426
                                                  ------------ ------------ ------------
TOTAL ASSETS..................................... $643,309,983 $633,394,666 $594,548,067
                                                  ============ ============ ============
LIABILITIES
Deposits:
   Non-interest bearing.......................... $ 65,369,054 $ 73,458,916 $ 69,227,666
   Interest-bearing..............................  477,369,804  463,543,087  439,615,613
                                                  ------------ ------------ ------------
TOTAL DEPOSITS...................................  542,738,858  537,002,003  508,843,279
                                                  ------------ ------------ ------------
Interest-bearing demand notes issued
  to U.S. Treasury...............................    1,426,780    2,913,870    3,000,000
Other liabilities for borrowed money.............   28,184,148   19,172,526   19,620,151
Federal funds purchased..........................         none    6,000,000         none
Mortgages payable and capitalized lease liability         none         none        7,936
Accrued interest payable and accrued expenses....    6,754,902    5,737,513    6,010,625
Other liabilities................................    5,149,225    5,284,231    4,852,222
                                                  ------------ ------------ ------------
TOTAL LIABILITIES................................  584,253,913  576,110,143  542,334,213
STOCKHOLDERS' EQUITY                              ------------ ------------ ------------
Common Stock - (Par Value: $5.00)
  No. Shares authorized: 10,000,000
  No. Shares issued: 5,900,250; 5,874,417; 2,900,768
  No. Shares outstanding: 5,882,020;
      5,868,610; 2,900,768.......................   29,501,250   29,372,085   14,503,840
Capital Surplus.................................     9,190,990    8,544,365   21,553,029
Retained Earnings...............................    20,359,905   19,113,958   15,375,591
Net unrealized gain on securities
  available for sale............................       547,046      419,614      781,394
Less: Treasury Stock (18,230;5,807;0)-at cost...      (543,121)    (165,499)        none
                                                  ------------ ------------  -----------
TOTAL STOCKHOLDERS' EQUITY......................    59,056,070   57,284,523   52,213,854
                                                  ------------ ------------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......$  643,309,983 $633,394,666 $594,548,067
                                                ============== ============ ============
See accompanying notes to financial statements

                       Part 1 - Financial Information
               Sterling Financial Corporation and Subsidiarie
                Consolidated Statement of Income (Unaudited)

                                                               Three Months Ended
                                                                     March 31,
                                                              1995              1994
INTEREST INCOME
  Interest and fees on loans.......................... $    8,993,200    $    7,494,151
  Interest on deposits in other banks.................            470               746
  Interest on federal funds sold......................         26,146            57,683
  Interest and dividends on investment securities:
     Taxable..........................................      1,810,117         1,595,856
     Tax-exempt.......................................        657,915           617,121
     Dividends on stock...............................         48,171            44,614
                                                        -------------     -------------
TOTAL INTEREST INCOME.................................     11,536,019         9,810,171
INTEREST EXPENSE                                        -------------     -------------
  Interest on time certificates of deposit of
     $100,000 or more.................................        237,736            96,630
  Interest on all other deposits......................      4,009,486         3,005,699
  Interest on demand notes issued to the U.S. Treasury         29,929            17,536
  Interest on federal funds purchased.................         57,046              none
  Interest on other borrowed money....................        442,377           301,161
  Interest on mortgage indebtedness and obligations
     under capitalized leases.........................           none               275
                                                        -------------     -------------
TOTAL INTEREST EXPENSE................................      4,776,574         3,421,301
                                                        -------------     -------------
NET INTEREST INCOME...................................      6,759,445         6,388,870
  Provision for loan losses...........................        151,000           182,000
NET INTEREST INCOME AFTER PROVISION FOR                 -------------     -------------
   LOAN LOSSES........................................      6,608,445         6,206,870
OTHER OPERATING INCOME                                  -------------     -------------
   Income from fiduciary activities...................        199,754           167,882
   Service charges on deposit accounts................        458,543           440,539
   Other service charges, commissions and fees........        391,154           319,025
   Mortgage banking income............................        115,516           283,371
   Other operating income.............................        740,443           567,311
                                                        -------------     -------------
TOTAL OTHER OPERATING INCOME..........................      1,905,410         1,788,128
OTHER OPERATING EXPENSES                                -------------     -------------
   Salaries and employee benefits.....................      3,163,561         2,881,413
   Net occupancy expense..............................        389,919           394,616
   Furniture and equipment expense....................        367,712           335,257
   FDIC insurance assessment..........................        298,019           278,493
   Other operating expenses...........................      1,467,888         1,463,814
                                                        -------------      ------------
TOTAL OTHER OPERATING EXPENSES........................      5,687,099         5,353,593
                                                        -------------      ------------
   Income before income taxes.........................      2,826,756         2,631,405
   Applicable income taxes............................        695,772           666,258
                                                        -------------      ------------
NET INCOME............................................ $    2,130,984      $  1,965,147
                                                       ==============      ============
Earnings per common share:
 Net Income........................................... $          .36      $        .34

 Cash dividends declared per common share............. $          .15      $        .14
See accompanying notes to financial statements



                       Part I - Financial Information
               Sterling Financial Corporation and Subsidiaries
              Consolidated Statements of Cash Flows (Unaudited)

                                                           Three Months Ended
                                                                 March 31,
                                                           1995             1994
Cash Flows from Operating Activities
  Net Income............................................$  2,130,984  $  1,965,147
  Adjustments to reconcile net income to net cash
   provided by/(used in) operating activities:
  Depreciation..........................................     258,530       254,565
  Accretion and amortization of investment securities...     111,167       180,668
  Provision for possible loan and lease losses..........     151,000       182,000
   (Gain) loss on disposition of property and equipment.          66        (1,352)
   (Gain) loss on sale of mortgage loans................     (20,289)     (200,659)
   Proceeds from sales of mortgage loans................   1,869,480    12,600,285
   Originations of mortgage loans held for sale.........  (1,729,600)  (12,218,397)
   Change in operating assets and liabilities:
    (Increase) decrease in accrued interest receivable
     and prepaid expenses...............................    (387,057)     (850,653)
    (Increase) decrease in other assets.................    (465,965)     (274,194)
    Increase (decrease) in accrued interest payable
      and accrued expenses..............................   1,017,389       194,305
    Increase (decrease) in other liabilities............    (200,651)      (48,695)
                                                         -----------   -----------
   Net cash provided by/(used in) operating activities..   2,735,054     1,783,020
Cash Flows from Investing Activities
  Proceeds from interest-bearing deposits in other banks     241,776       150,268
  Purchase of interest-bearing deposits in other banks..    (234,115)     (129,559)
  Proceeds from maturities of investment securities.....   8,584,095)    9,824,374
  Purchase of investment securities.....................  (3,218,771)  (16,708,200)
  Federal funds sold, net...............................  (5,250,000)    3,900,000
  Net loans and leases made to customers................  (6,606,391    (6,427,626)
  Purchases of premises and equipment...................  (1,138,268)     (697,393)
  Proceeds from sale of premises and equipment..........        none       204,137
                                                         -----------   -----------
   Net cash provided by/(used in) investing activities..  (7,621,674)   (9,883,999)
Cash Flows from Financing Activities
  Net increase (decrease) in demand deposits, NOW and
   savings accounts.....................................  (8,313,321)    5,352,303
  Net increase (decrease) in time deposits..............  14,050,176    (2,188,922)
  Federal funds, purchased, net.........................  (6,000,000)         none
  Net increase (decrease) in interest-bearing demand
   notes issued to U.S. Treasury .......................  (1,487,090)         none
  Proceeds from borrowings..............................  17,975,000     2,800,000
  Repayments of borrowings..............................  (8,963,378)   (2,589,894)
  Repayments of mortgages payable and capitalized
   lease liability......................................        none        (3,252)
  Proceeds from issuance of common stock................     768,532       812,084
  Cash dividends paid...................................    (885,037)     (812,209)
  Acquisition of treasury stock.........................    (543,121)         none
  Proceeds from issuance of treasury stock..............     172,757          none
                                                         -----------   -----------
   Net cash provided by/(used in) financing.............   6,774,518     3,370,110
 Increase (decrease) in cash and due from banks.........   1,887,898    (4,730,869)
Cash and due from banks:
 Beginning..............................................  32,374,138    36,187,703
                                                         -----------   -----------
 Ending.................................................$ 34,262,036  $ 31,458,834
                                                         ===========   ===========
Supplemental Disclosure of Cash Flow Information:
Cash payments for:
  Interest paid to depositors and on borrowed money.....$  4,396,282  $  3,508,844
  Income taxes..........................................        none          none
Supplemental Schedule of Noncash Investing
  and Financing Activities
Other Real Estate acquired in settlement of loans.......      39,459          none

See accompanying notes to financial statements

                       Part I - Financial Information

Sterling Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements of Sterling Financial Corporation (Sterling) have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.

     The consolidated financial statements of Sterling include the accounts its wholly owned subsidiary, Bank of Lancaster County, N.A. and its wholly owned subsidiary, Town & Country, Inc. All significant intercompany transactions are eliminated in the consolidation.

     Effective January 1, 1994, Sterling adopted Statement of Financial Accounting Standards (SFAS) No. 115 - Accounting for Certain Investments in
Debt and Equity Securities. SFAS No. 115 requires that these securities be classified into one of three categories: held-to-maturity, available-for-sale or trading. Specific accounting treatments apply to each of the three categories. Securities held-to-maturity will be reported at amortized cost, trading securities are reported at fair value with unrealized gains and losses included in earnings and available-for-sale will be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. Sterling has segregated its investment securities into two categories: those held-to-maturity and those available-for-sale. The effect of adoption resulted in an increase to shareholders' equity of $781,394 at March 31,1994. The net unrealized gain on securities available-for-sale, net of taxes at March 31, 1995 was $547,046. There has been no impact on current year earnings or a restatement of previously issued financial statements in connection with the adoption of SFAS No. 115.

     The Financial Accounting Standards Board (FASB) issued SFAS No. 112 - Employers' Accounting for Postemployment Benefits which establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement. This Statement is effective for fiscal years beginning after December 15, 1993. Sterling has determined that historically, expenditures for benefits in this category have been immaterial. Consequently, adoption of this statement did not affect the financial position or results of operations.

     The Financial Accounting Standards Board Statement No. 118, an amendment of FASB Statement No. 114, addresses the accounting by creditors for impairment of a loan by specifying how allowances for credit losses related to certain loans should be determined. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. This Statement is effective for financial statements for fiscal years beginning after December 15, 1994. There was no significant impact on the financial condition and results of operations as a result of adoption of SFAS No. 118 and No. 114.

     The Financial Accounting Standards Board issued SFAS No. 116 - Accounting for Contributions Received and Contributions Made. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 1994 and interim periods within those fiscal years. Sterling has determined that the adoption of this Statement will not affect its financial position or results of operations.

Note 2 - Earnings Per Share

     Earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding which were 5,899,008 and 5,800,714 for 1995 and 1994 respectively. Figures for 1994 were retroactively restated to reflect a two-for-one stock split in the form of a 100% stock dividend in September 1994.


                       Part I - Financial Information

Sterling Financial Corporation and Subsidiaries

Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

     Total assets at March 31, 1995 amounted to $643,309,983 compared to $594,548,067 at March 31, 1994. This represents an increase of $48,761,916 or 8.2% over that period of time. Total assets at March 31, 1995 increased $9,915,317 or 1.6% over the $633,394,666 reported at December 31, 1994.

     The investment securities portfolio reflects a 6.9% increase of $10,575,167 during the twelve month period March 31, 1994 to March 31, 1995. Effective January 1, 1994, Sterling adopted SFAS No. 115 - Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 requires that these securities be classified into one of three categories: held-to-maturity, available-for-sale or trading. Specific accounting treatments apply to each of the three categories. Securities held-to-maturity will be reported at amortized cost, trading securities are reported at fair value with unrealized gains and losses included in earnings and available-for-sale will be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. Sterling has segregated its investment securitiesinto two categories: those held-to-maturity and those available-for-sale. The effect of adoption has resulted in an increase to shareholders' equity of $781,394 at March 31, 1994. The net unrealized gain on securities available-for-sale at March 31, 1995 amounted to $547,046. During the first three months of 1995, there was a decrease in investment securities in the amount of $5,283,414 or 3.1% from the $170,210,949 reported at December 31, 1994.

     Net loans have grown from $358,430,028 at March 31, 1994 to $391,463,816 at March 31, 1995. This represents an increase of $33,033,788 or 9.2%. Net loans have grown from $385,008,425 to $391,463,816 during the three month period ended March 31, 1995. This represents an increase of 1.7% since
December 31, 1994.

     Premises and equipment increased $5,192,787 or 67.8% from $7,664,308 at March 31, 1994 to $12,857,095 at March 31, 1995. During the first three months of 1995, total premises and equipment increased $879,672 or 7.3% from $11,977,423 at December 31, 1994. Contributing to the increase in premises and equipment was the purchase of land for the headquarters of Sterling Financial Corporation and Bank of Lancaster County and initial advances for construction of the headquarters building.

     Total deposits increased $33,895,579 or 6.7% from $508,843,279 at March 31, 1994 to $542,738,858 at March 31, 1995. During the first three months of 1995, total deposits increased $5,736,855 from the $537,002,003 reported at December 31, 1994. Noninterest-bearing deposits decreased $3,858,612 from $69,227,666 at March 31, 1994 to $65,369,054 at March 31, 1995. During the same period, interest-bearing deposits increased $37,754,191 or 8.6%. Noninterest-bearing deposits decreased $8,089,862 during the first three months of 1995 while interest-bearing deposits increased $13,826,717 or 3%.

     Stockholders' equity increased $6,842,216 or 13.1% from the $52,213,854 reported at March 31, 1994 to $59,056,070 at March 31, 1995. There was an increase of $1,771,547 or 3.1% from the $57,284,523 reported at December 31, 1994. Contributing to these increases were net income from operations and the issuance of stock pursuant to a dividend reinvestment and stock purchase plan and an employee stock plan. Net unrealized gain on securities available-for-sale is included in calculating the increases above. However, regulatory authorities have decided to exclude the net unrealized holding gains and losses on available-for-sale securities from the definition of common stockholders' equity for regulatory capital purposes. The capital ratios reflect that exclusion. Total stockholders' equity to total assets at March 31, 1995 was 9.11% compared to 8.67% at March 31, 1994. At December
31, 1994 the ratio was 8.99%.

     In 1989, federal regulatory authorities approved risk-based capital guidelines applicable to banks and bank holding companies in an effort to make regulatory capital more responsive to the risk exposure related to various categories of assets and off-balance sheet items. These guidelines require that banking organizations meet a minimum risk-based capital, define the components of capital, categorize assets into differ risk classes and include certain off-balance sheet items in the calculation of capital requirements. The components of capital are called Tier 1 and Tier 2 Capital. Tier 1 capital is the shareholders' equity and Tier 2 capital is the allowance for loan losses. The risk-based capital ratios are computed by dividing the components of capital by risk-weighted assets. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet items. The guidelines require Tier 1 capital of at least 4% and total capital of 8% of risk-weighted assets. The Tier 1 capital ratio was 11.14% and the total risk-based capital ratio was 12.39% at March 31, 1995 while the Tier 1 capital ratio was 10.74% and the total risk-based capital ratio was 11.99% at March 31, 1994.


    The following table reflects the various capital ratios for the periods indicated:

                                   March 31, 1995   December 31, 1994    March 31, 1994
      "Statement"
    Equity Capital                       9.11%             8.99%               8.67%

    Primary and
     Total Capital                      10.19%            10.07%               9.77%


      "Risk-based"
    Tier 1 Capital                      11.14%            11.05%              10.74%

    Total Capital                       12.39%            12.30%              11.99%


     Changes in the Allowance for Loan Losses for the three months ended March 31, 1995 and 1994 were as follows:

                                           1995              1994

  Balance at January 1                 $7,640,000        $7,180,000
  Provision for loan losses
    charged to operating expenses         151,000           182,000
                                       ----------        ----------
                                       $7,791,000        $7,362,000
                                       ----------        ----------
  Losses charged to allowance             118,418           162,239
  Recoveries credited to allowance         60,725            26,838
                                       ----------        ----------
  Net charge-offs                          57,693           135,401
                                       ----------        ----------
  Balance at March 31,                 $7,733,307        $7,226,599
                                       ==========        ==========

  Allowance as a percent of
   period-end loans                         1.94%             1.98%


     The net charge-offs for the first three months of 1995 were within our expectations. Management makes a determination no less frequently than quarterly as to the appropriate provision necessary to maintain an adequate allowance for potential loan losses. The amount of provision made is based upon a variety of factors including a specific allocation by individual credits, loss experience for classified loans using migration analysis, loss experience for homogenous loan pools, levels and trends in delinquency, specific non-accruing and problem loans, evaluation of economic conditions and forecasts and other factors deemed appropriate by management. With respect to the variation in amounts charged during the period of 1995 in comparison to the corresponding period in the prior year, the specific reason for the improvement relates to lower levels of delinquency and non-accruing loans, as well as an improvement in the local economic conditions. While there can be no assurance that material amounts of additional loan loss provisions will not be required in the future, management believes that, based upon information presently available, the amount of the allowance for possible loan losses is adequate.

     The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans:

                                              March 31,    December 31,     March 31,
                                               1995           1994           1994
Nonaccrual loans                            $2,260,291     $2,127,277     $3,007,186
Accruing loans, past due 90 days or more    $  367,043     $1,126,534     $  420,322

Non-performing loans to total loans               .66%           .83%           .94%
Allowance for loan losses to
 non-performing loans                           294.3%         234.8%         210.8%

  The general policy has been to cease accruing interest on loans when it is determined that a reasonable doubt exists as to the collectibility of additional interest. Interest income on these loans is only recognized to the extent payments are received. If interest income had been recorded on such loans for the periods indicated, such interest income would have been increased by approximately $63,252 and $62,997 at March 31, 1995 and 1994 respectively, and $276,956 at December 31, 1994. Interest income recorded on the nonaccrual loans in 1995 was $2,712 and 1994 was none. Potential problem loans are loans which are included as performing loans, but for which possible credit problems of the borrower causes management to have doubts as to the ability of such borrower to comply with present repayment terms and which may eventually result in disclosure as a non-performing loan. At March 31,1995, there were no such loans that had to be dislosed as potential problem loans.

     SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures", an amendment of SFAS No. 114, was implemented at the beginning of 1995. The Bank has defined impaired loans as all loans on nonaccrual status, except those specifically excluded from the scope of SFAS No. 114, regardless of the credit grade assigned by loan review. When the measure of an impaired loan is less than the recorded investment in the loan, the Bank will compare the impairment to the existing allowance assigned to the loan. If the impairment is greater than the existing allowance, the Bank will adjust the existing allowance to reflect the greater amount or take a corresponding charge to the provision for loan and lease losses. If the impairment is less than the existing allowance for a particular loan, no adjustments to the allowance or the provision for loan and lease losses will be made. There was no adjustment necessary for the impaired loans for the period indicated.

     The average amount of nonaccruals for the first quarter of 1995 was $2,246,809.


     The following table presents information concerning impaired loans at March 31, 1995:

      Gross impaired loans which have allowances...............$2,260,291
        Less: Related allowances for loan losses...............   717,131
                                                               ----------
      Net impaired loans.......................................$1,543,160

     At March 31, 1995, there were no concentrations exceeding 10% of total loans. A concentration is defined as amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly affected by changes in economic or other conditions. There were no foreign loans outstanding at March 31, 1995.

    Liquidity is the ability to meet the requirements of customers for loans and deposit withdrawals in the most economical manner. Liquidity must constantly be monitored because future customer demands for funds are uncertain. The liquidity position remains relatively unchanged since December 31, 1994. Management believes that the funds available provides the liquidity to meet customer demands for funds.

Results of Operations

     The following discussion analyzes the specific components affecting the changes in net income for the periods analyzed.

Three months ended March 31, 1995 compared to three months ended March 31, 1994

     Net income for the first quarter of 1995 amounted to $2,130,984 compared to $1,965,147 for the first quarter of 1994. This represents an increase of $165,837 or 8.4%. On a per share basis, income was $.36 compared to $.34.

     Return on average assets for the first quarter of 1995 was 1.35% which equalled the return for the first quarter of 1994. Return on equity was
14.51 % for the first quarter of 1995 compared to 15.29% for the same period in 1994.

     Total interest income increased $1,725,848 or 17.6% while total interest expense increased $1,355,273 or 39.6%. Therefore, the interest differential increased $370,575. Loans increased over $33 million over the same period in 1994. Increased volumes, as well as an increase in interest rates generated an increase of $1,499,049 in interest and fees on loans. Interest on deposits with banks decreased $276. The average daily balance on time deposits with banks was $22,210 in 1995 compared to $133,276 in 1994. Interest on federal funds sold decreased $31,537 or 54.7%. The daily average of federal funds sold was $1,754,444 in 1995 compared to $7,219,444 in 1994. Income on investment securities increased $258,612 or 11.5% in 1995. The daily average of investment securities in 1995 was $167,276,427 compared to $153,109,108 in 1994.

      Total interest expense amounted to $4,776,574 reflecting an increase of $1,355,273 or 39.6% over the $3,421,301 reported in 1994. Interest paid on interest-bearing deposits increased $1,144,893 or 36.9% in 1995 over the same period in 1994. Increased volumes in interest-bearing deposits, as well as an increase in interest rates, generated this increase. Interest expense on other interest bearing liabilities increased $210,380 during the same period of time primarily as a result of increased volumes in this category of liabilities.

      The provision for possible loan losses decreased $31,000 from a charge of $182,000 in 1994 to $151,000 in 1995. The provision reflects the amount deemed appropriate by management to provide an adequate reserve to meet the present and foreseeable risk characteristics of the loan portfolio.

      Total other operating income increased $127,282 or 7.2%. An increase was reflected in all categories of income with the exception of mortgage banking income. Income from fiduciary activities increased $31,872 or 19%. Service charges on deposit accounts and other various service charges increased $90,133. Other operating income increased $173,132. Contributing to the increase in other income was income realized from other real estate owned and an increase in income from Visa operations. Income generated from operating leases is also a contributor to other operating income. Mortgage banking income decreased $167,855. The decrease in mortgage banking income was a result of the continuing increases in rates on mortgages originated and sold, as well as decreased volumes of originations and subsequent sales. The period in 1994 reflected larger volumes due to refinancings.
The gain on sales was not as great as the same period last year.

      Total other operating expenses rose $333,506 or 6.2% reflecting normal increases experienced through growth. Increases of $282,148 in salaries and employee benefits; $4,074 in other operating expenses, $27,758 in occupancy and furniture and equipment expense and $19,526 in FDIC insurance constitute the total increase. Two new branch facilities were added in the first quarter of 1995.

      Applicable income taxes amounted to $695,772 in 1995 compared to $666,258 in 1994. The increase in taxes is due in part to increases in taxable income.

Three months ended March 31, 1995 compared to three months ended December 31,
1994

     Net income decreased $79,968 or 3.6% in the first quarter of 1995 over the fourth quarter of 1994. Net income at March 31, 1995 was $2,130,984 compared to $2,,210,952 for the quarter ending December 31, 1994. Net income on a per share basis was $.36 for the first quarter of 1995 compared to $.38 for the last quarter of 1994. Return on average assets for the first quarter of 1995 was 1.35% compared to 1.42% for the last quarter of 1994. Return on equity was 14.51% and 15.65% respectively for March 31, 1995 and December 31, 1994.

     Total interest income increased $313,522 or 2.8%. Interest and fees on loans increased $325,909 while interest on investment securities increased
$40,412.   Interest on other earning assets decreased $52,799.   Earning
assets increased approximately $6.4 million during the first three months of 1995. The most significant increase in earning assets was in the loan portfolio. Loans, net of unearned income, increased over $6.5 million the first three months of 1995.

     Total interest expense increased $597,429 or 14.3% during the first quarter of 1995. Total interest-bearing liabilities increased nearly $15.4 million in the first quarter of 1995 over the last quarter of 1994. Interest-bearing deposits increased over $13.8 million during this period of time. Increased volumes and slightly higher interest rates contributed to the increase in interest expense.

     Net interest income decreased $283,907 as a result of a larger increase in interest expense over the increase in interest income.

     The loan loss provision for the first quarter of 1995 was $151,000 compared to $165,185 for the last quarter of 1994.

     Total other operating income increased $114,483 or 6.4% in the first quarter of 1995 over the last quarter of 1994. Contributing to this increase was an increase in income from fiduciary activities and service charges on deposit accounts. Other various service charges and fees and mortgage banking income reflected decreases. Other income during the first quarter of 1995 was significantly higher due to income realized from other estate sold.

     Total other operating expenses decreased $131,379 or 2.3% over the fourth
quarter of 1994.   Occupancy and furniture and equipment expense increased
$47,316 and FDIC insurance increased $12,223. Salaries and employee benefits and other operating expense decreased $104,662 and $86,256 respectively during the first quarter 1995 over the last quarter of 1994. Incentive pay and taxes on this compensation during the last quarter of 1994 was the major contributor to salaries being greater in this period of the first quarter of 1995.

     Applicable income taxes were $56,108 greater than those recorded for the fourth quarter of 1994 due mainly to tax credits used in the last quarter of 1994.

                         PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.

     As of March 31, 1995, there were no material pending legal proceedings, other than ordinary routine litigation incidental to business, to which the Corporation or its subsidiaries are a party or of which any of their property is the subject.

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

               21. Subsidiaries of Registrant

               27. Financial Data Schedule

     (b) REPORTS ON FORM 8-K - There were no reports filed on Form 8-K during the first quarter of 1995.

                                 Signatures

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              Sterling Financial Corporation


Date: May 11, 1995                         By:
                                              John E. Stefan
                                              Chairman of the Board, President
                                               and Chief Executive Officer

Date: May 11, 1995                         By:
                                              Jere L. Obetz
                                              Senior Vice President/Treasurer
                                               Chief Financial Officer



                                 EXHIBIT 21
                         SUBSIDIARIES OF REGISTRANT

     The following are the subsidiaries of Sterling Financial Corporation:


          Subsidiary                             State of Incorporation or
                                                      Organization

    Bank of Lancaster County, N.A.            Pennsylvania (National Banking
    1 East Main Street                                        Association)
    P.O. Box 0300
    Strasburg, PA  17579


    Town & Country, Inc.  (Wholly owned       Pennsylvania
    Subsidiary of Bank of Lancaster
    County, N.A.)
    640 East Oregon Road
    Lancaster, PA 17601


    Sterling Mortgage Services, Inc.          Pennsylvania
    525 Greenfield Road  P.O. Box 10608
    Lancaster, PA  17605-0608
    (Presently inactive)