Form 10-Q
period 1995-06-30
STERLING FINANCIAL CORP /PA/
filed 1995-08-11
CIK 811671

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
(Mark One)
    X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1995

                                       OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from           to

Commission file number 0-16276


                            STERLING FINANCIAL CORPORATION
               (Exact name of registrant as specified in its charter)

               Pennsylvania                                   23-2449551
(State or other jurisdiction of incorporation             (I.R.S. Employer
            or organization)                               Identification No.)

101 North Pointe Boulevard
Lancaster, Pennsylvania                                    17601-4133
(Address of principal executive offices)                   (Zip Code)

                                  (717) 581-6030
                 (Registrant's telephone number including area code)

Former Address: 525 Greenfield Road, P.O. Box 10608,Lancaster, PA 17605-0608 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $5.00 Par Value-5,910,555 shares outstanding as of July 31, 1995.

               Sterling Financial Corporation and Subsidiaries

                                    Index

PART I - FINANCIAL INFORMATION                                        Page

Item 1 - Financial Statements


         Consolidated Balance Sheets
         as of June 30, 1995 (Unaudited), December 31, 1994,
         and June 30, 1994 (Unaudited).                                 3


         Consolidated Statements of Income
         for the Three and Six Months ended June 30, 1995
         and 1994 (Unaudited).                                          4


         Consolidated Statements of Cash Flows
         for the Six Months ended
         June 30, 1995 and 1994 (Unaudited).                            5


         Notes to Consolidated Financial
         Statements (Unaudited).                                        6



Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         8

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                             15

Item 4 - Submission of Matters to a Vote of Security Holders           15

Item 6 - Exhibits and Reports on Form 8-K                              15

Signature Page                                                         17

Subsidiaries of the Registrant                                         18

                        Part I - Financial Information
               Sterling Financial Corporation and Subsidiaries
                         Consolidated Balance Sheets

                                        June 30,      December 31,      June 30,
                                         1995            1994            1994
ASSETS                                   (Unaudited)                  (Unaudited)
Cash and due form banks.................$  37,716,095 $  32,374,138 $  29,964,363
Interest-bearing deposits in other banks.      17,786        23,535        10,293
Federal funds sold.......................  17,700,000          none     9,000,000
Mortgage loans held for sale.............        none       523,791        74,456
Investment Securities::
 Securities held to maturity (market value-
 $154,387,301;$156,046,709;$143,774,572.. 153,524,817   161,159,805   144,788,869
 Securities available for sale...........  10,893,491     9,051,144     7,647,916
Loans.................................... 406,007,825   393,656,882   376,718,918
  Less: Unearned Income..................  (1,079,977)   (1,008,457)   (1,034,605)
        Allowance for loan losses........  (7,785,170)   (7,640,000)   (7,544,625)
                                          -----------   -----------   -----------
Loans, Net............................... 397,142,678   385,008,425   368,139,688
                                          -----------   -----------   -----------
Premises and Equipment...................  14,342,451    11,977,423     9,247,633
Other real estate owned..................     601,071       759,372       121,082
Accrued interest receivable and prepaid
  expenses...............................   9,961,270     8,954,172    10,848,880
Other assets.............................  25,733,701    23,562,861    22,058,312
                                          -----------   -----------   -----------
TOTAL ASSETS............................$ 667,633,360 $ 633,394,666 $ 601,901,492
LIABILITIES                              ============  ============  ============
Deposits:
   Non-interest bearing.................$  68,824,141 $  73,458,916 $  66,072,367
   Interest-bearing.....................  492,588,923   463,543,087   446,858,492
                                         -----------   ------------  ------------
TOTAL DEPOSITS..........................  561,413,064   537,002,003   512,930,859
                                         -----------   ------------  ------------
Interest-bearing demand notes issued to
   U.S. Treasury........................   3,000,000      2,913,870     3,000,000
Other liabilities for borrowed money....  29,898,793     19,172,526    19,980,730
Federal funds purchased.................        none      6,000,000          none
Mortgages payable and capitalized lease
   liability............................        none           none         4,595
Accrued interest payable and accrued
   expenses.............................   7,989,692      5,737,513     7,266,504
Other liabilities.......................   5,991,391      5,284,231     4,853,656
                                         -----------   ------------  ------------
TOTAL LIABILITIES....................... 608,292,940    576,110,143   548,036,344
STOCKHOLDERS' EQUITY                     -----------   ------------  ------------
Common Stock - (Par Value: $5.00)
  No. Shares authorized: 10,000,000
  No. Shares issued:
     5,905,143; 5,874,417; 2,914,739
  No. Shares outstanding:
     5,890,552; 5,868,610; 2,914,739..... 29,525,715     29,372,085    14,573,695
Capital Surplus..........................  9,308,423      8,544,365    22,146,796
Retained Earnings........................ 20,140,803     19,113,958    16,555,724
Net unrealized gain on securities
  available for sale.....................    803,959        419,614       588,933
Less: Treasury Stock
  (14,591; 5,807; none) - at cost........   (438,480)      (165,499)         none
                                         -----------    -----------   -----------
TOTAL STOCKHOLDERS' EQUITY............... 59,340,420     57,284,523    53,865,148
TOTAL LIABILITIES AND STOCKHOLDERS'      -----------    -----------   -----------
  EQUITY................................$667,633,360   $633,394,666  $601,901,492
                                         ===========    ===========   ===========

See accompanying notes to financial statements

                       Part 1 - Financial Information
               Sterling Financial Corporation and Subsidiaries
                Consolidated Statements of Income (Unaudited)
                                                     Three Months Ended          Six Months Ended
                                                          June 30,                   June 30,
                                                     1995          1994         1995         1994
INTEREST INCOME
 Interest and fees on loans.......................$ 9,475,042  $ 7,952,266   $18,468,242  $15,446,417
 Interest on deposits in other banks..............        424          603           894        1,349
 Interest on federal funds sold...................    138,440       26,082       164,586       83,765
 Interest and dividends on investment securities:
     Taxable......................................  1,782,533    1,620,690     3,592,650    3,216,546
     Tax-exempt...................................    643,494      607,834     1,301,409    1,224,955
     Dividends on stock...........................     50,065       45,101        98,236       89,715
                                                  -----------  -----------   -----------  -----------
TOTAL INTEREST INCOME............................. 12,089,998   10,252,576    23,626,017   20,062,747
                                                  -----------  -----------   -----------  -----------
INTEREST EXPENSE
  Interest on time certificates of deposit of
   $100,000 or more...............................    246,098      117,253       483,834      213,883
  Interest on all other deposits..................  4,451,066    3,022,185     8,460,552    6,027,884
  Interest on demand notes issued to the
    U.S. Treasury....... .........................     25,484       17,810        55,413       35,346
  Interest on federal funds purchased.............       none        1,836        57,046        1,836
  Interest on other borrowed money................    534,964      308,420       977,341      609,581
  Interest on mortgage indebtedness and
    obligations under capitalized leases..........       none          186          none          461
                                                  -----------  -----------   -----------  -----------
TOTAL INTEREST EXPENSE............................  5,257,612    3,467,690    10,034,186    6,888,991
                                                  -----------  -----------   -----------  -----------
NET INTEREST INCOME...............................  6,832,386    6,784,886    13,591,831   13,173,756
  Provision for loan losses.......................    126,000      425,000       277,000      607,000
                                                  -----------  -----------   -----------  -----------
NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES....................................  6,706,386    6,359,886    13,314,831   12,566,756
                                                  -----------  -----------   -----------  -----------
OTHER OPERATING INCOME
   Income from fiduciary activities...............    196,573      179,106       396,327      346,988
   Service charges on deposit accounts............    513,435      453,992       971,978      894,531
   Other service charges, commissions and fees....    394,126      378,666       785,280      697,691
   Mortgage banking income........................    145,756      104,714       261,272      388,085
   Other operating income.........................    713,806      593,581     1,454,249    1,160,892
                                                  -----------  -----------   -----------  -----------
TOTAL OTHER OPERATING INCOME.....................   1,963,696    1,710,059     3,869,106    3,488,187
                                                  -----------  -----------   -----------  -----------
 OTHER OPERATING EXPENSES
   Salaries and employee benefits................   3,158,583    3,016,756     6,322,144    5,898,169
   Net occupancy expense.........................     395,678      368,128       785,597      762,744
   Furniture and equipment expense...............     371,972      351,906       739,684      687,163
   FDIC insurance assessment.....................     298,019      278,494       596,038      556,987
   Other operating expenses......................   1,584,697    1,372,705     3,052,585    2,836,519
                                                  -----------  -----------   -----------  -----------
TOTAL OTHER OPERATING EXPENSES...................   5,808,949    5,387,989    11,496,048   10,741,582
                                                  -----------  -----------   -----------  -----------
   Income before income taxes....................   2,861,133    2,681,956     5,687,889    5,313,361
   Applicable income taxes.......................     718,177      685,689     1,413,949    1,351,947
                                                  -----------  -----------   -----------  -----------
NET INCOME.......................................$  2,142,956 $  1,996,267  $  4,273,940 $  3,961,414
                                                  ===========  ===========   ===========  ===========
Earnings per common share:
 Net Income..................................... $        .36 $        .34  $        .72 $        .68

 Cash dividends declared per common share......  $        .40 $        .14  $        .55 $        .28

See accompanying notes to financial statements

                       Part I - Financial Information
               Sterling Financial Corporation and Subsidiaries
              Consolidated Statements of Cash Flows (Unaudited)
                                                             Six Months Ended
                                                                 June 30,
                                                            1995          1994
Cash Flows from Operating Activities
  Net Income...........................................$   4,273,940  $ 3,961,414
  Adjustments to reconcile net income to net cash
   provided by/(used in) operating activities:
     Depreciation......................................      524,665      512,102
     Accretion and amortization of investment securities     203,900      351,126
     Provision for possible loan and lease losses......      277,000      607,000
     (Gain) loss on disposition of property and equipment         66       (1,352)
     (Gain) loss on sale of mortgage loans.............      (81,941)    (212,062)
     Proceeds from sales of mortgage loans.............    4,988,122   18,770,711
     Origination of mortgage loans held for sale.......   (4,382,390) (15,201,730)
     Change in operating assets and liabilities:
       (Increase) decrease in accrued interest
        receivable and prepaid expenses................   (1,007,098)  (2,032,544)
       (Increase) decrease in other assets.............   (2,012,539)  (1,198,080)
        Increase (decrease) in accrued interest payable
        and accrued expenses...........................    2,054,184    1,549,331
        Increase (decrease) in other liabilities.......      707,160      (47,261)
                                                         -----------   -----------
  Net cash provided by/(used in) operating activities..    5,545,069    7,058,655
Cash Flows from Investing Activities
 Proceeds from interest-bearing deposits in other banks      318,923   39,184,752
 Purchase of interest-bearing deposits in other banks..     (313,174) (39,154,450)
 Proceeds from maturities of investment securities.....   16,388,870   17,486,279
 Purchase of investment securities.....................  (10,217,789) (22,916,588)
 Federal funds sold, net...............................  (17,700,000)   3,350,000
 Net loans and leases made to customers................  (12,411,253) (16,562,286)
 Purchases of premises and equipment...................   (2,889,759)  (2,547,429)
 Proceeds from sale of premises and equipment..........         none      213,311
                                                        ------------  ------------
  Net cash provided by/(used in) investing activities..  (26,824,182) (20,946,411)
Cash Flows from Financing Activities
 Net increase (decrease) in demand deposits,
  NOW and savings accounts.............................    1,118,562   (6,040,083)
 Net increase (decrease) in time deposits..............   23,292,499   13,291,044
 Federal funds purchased, net..........................   (6,000,000)        none
 Net increase (decrease) in interest-bearing demand
  notes issued to the U.S. Treasury....................       86,130         none
 Proceeds from borrowings..............................   25,212,000   25,375,000
 Repayments of borrowings..............................  (14,485,733) (24,804,315)
 Repayments of mortgages payable and capitalized lease
  liability............................................         none       (6,593)
 Proceeds from issuance of common stock................      913,486    1,475,706
 Cash dividends paid...................................   (3,247,095)  (1,628,343)
 Acquisition of treasury stock.........................     (981,601)        none
 Proceeds from issuance of treasury stock..............      712,822         none
                                                        ------------  -----------
   Net cash provided by/(used in) financing activities.   26,621,070    7,662,416
  Increase (decrease) in cash and due from banks.......    5,341,957   (6,225,340)
Cash and due from banks::
 Beginning.............................................   32,374,138   36,189,703
                                                        ------------  -----------
 Ending................................................$  37,716,095 $ 29,964,363
                                                        ============  ===========

Supplemental Disclosure of Cash Flow Information:
Cash payments for:
  Interest paid to depositors and on borrowed money....$ 9,387,639   $  7,014,597
  Income taxes.........................................  1,276,000      1,660,000

Supplemental Schedule of Noncash Investing
 and Financing Activities
Other Real Estate acquired in settlement of loans......    246,092           none

See accompanying notes to financial statements

                       Part I - Financial Information

Sterling Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements of Sterling Financial Corporation (Sterling) have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.

     The consolidated financial statements of Sterling include the accounts of its wholly owned subsidiary, Bank of Lancaster County, N.A. and its wholly owned subsidiary, Town & Country, Inc. All significant intercompany transactions are eliminated in the consolidation.

     Effective January 1, 1994, Sterling adopted Statement of Financial Accounting Standards (SFAS) No. 115 - Accounting for Certain Investments in
Debt and Equity Securities. SFAS No. 115 requires that these securities be classified into one of three categories: held-to-maturity, available-for-sale or trading. Specific accounting treatments apply to each of the three categories. Securities held-to-maturity will be reported at amortized cost, trading securities are reported at fair value with unrealized gains and losses included in earnings and available-for-sale will be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. Sterling has segregated its investment securities into two categories: those held-to-maturity and those available-for-sale. The effect of adoption resulted in increase to shareholders' equity of $588,933 at June 30,1994. The net unrealized gain on securities available-for-sale, net of taxes at June 30, 1995 was $803,959. There has been no impact on current year earnings or a restatement of previously issued financial statements in connection with the adoption of SFAS No. 115.

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


Note 2 - Earnings Per Share

     Earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding which were 5,901,196 and 5,815,174 for 1995 and 1994 respectively. Figures for 1994 were retroactively restated to reflect a two-for-one stock split in the form of a 100% stock dividend in September 1994.


Note 3 - Dividends Declared

     The regular cash dividend for the second quarter amounted to $.15 per share. In addition, a "special dividend" of $.25 per share was declared in the second quarter of 1995. This special dividend reflects in the year to date dividends declared.
                       Part I - Financial Information

Sterling Financial Corporation and Subsidiaries

Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition


     Total assets at June 30, 1995 amounted to $667,633,360 which represents an increase of 10.9% over the $601,901,492 reported at June 30, 1994. Total assets at June 30, 1995 increased $34,238,694 or 5.4% over the $633,394,666 reported at December 31, 1994.

     The investment securities portfolio reflects a 7.9% increase or $11,981,523 during the twelve month period June 30, 1994 to June 30, 1995. Effective January 1, 1994, Sterling adopted Statement of Financial Accounting Standard
No. 115 - Accounting for Certain Investments in Debt and Equity Securities.
SFAS No. 115 requires that these securities be classified into one of three categories: held-to-maturity, available-for-sale or trading. Specific accounting treatments apply to each of the three categories. Securities held-to
- -maturity will be reported at amortized cost, trading securities are reported at fair value with unrealized gains and losses included in earnings and available-for-sale will be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. Sterling has segregated its investment securities into two categories: those held-to-maturity and those available-for-sale. The effect of adoption resulted in an increase to shareholders' equity of $588,933 at June 30, 1994. The net unrealized gain on securities available-for-sale at June 30, 1995 amounted to $803,959. During the first six months of 1995, there was a decrease of $5,792,641 or 3.4% from the $170,210,949 reported at December 31, 1994.

     Net loans have grown from $385,008,425 to $397,142,678 during the six month period ended June 30, 1995. This represents an increase of 3.2% since December 31, 1994. Net loans increased from $368,139,688 at June 30, 1994 to $397,142,678 at June 30, 1995. This represents an increase of $29,002,990 or 7.9%.

     Premises and equipment increased $5,094,818 or 55.1% from $9,247,633 at June 30, 1994 to $14,342,451 at June 30, 1995. During the first six months of 1995, total premises and equipment increased $2,365,028 or 19.7% from $11,977,423 at December 31, 1994. Contributing to the increase in premises and equipment was the construction costs for the new headquarters building for Sterling Financial Corporation and Bank of Lancaster County.

     Total deposits increased $48,482,205 or 9.5% from $512,930,859 at June 30, 1994 to $561,413,064 at June 30, 1995. During the first six months of 1995, total deposits increased $24,411,061 or 4.5% from the $537,002,003 reported at December 31, 1994. Noninterest-bearing deposits increased $2,751,774 or 4.2% from $66,072,367 at June 30, 1994 to $68,824,141 at June 30, 1995. During the
same period, interest-bearing deposits increased $45,730,431 or 10.2%. Noninterest-bearing deposits decreased $4,634,775 or 6.3% during the first six months of 1995 while interest-bearing deposits increased $29,045,836 or 6.3%.

     Stockholders' equity increased $5,475,272 or 10.2% from the $53,865,148 reported at June 30, 1994 to $59,340,420 at June 30, 1995. There was an increase of $2,055,897 or 3.6% from the $57,284,523 reported at December 31, 1994. Contributing to these increases were net income from operations and the issuance of stock pursuant to a dividend reinvestment and stock purchase plan and an employee stock plan. Net unrealized gain on securities available-for-sale is included in calculating the increases above. However, regulatory authorities have decided to exclude the net unrealized holding gains and losses on available-for-sale securities from the definition of common stockholders' equity for regulatory capital purposes. The capital ratios reflect that exclusion. Total stockholders' equity to total assets at the end of June 30, 1995 was 8.78% compared to 8.86% for the same period 1994. At December 31, 1994 the ratio was 8.99%.

     In 1989, federal regulatory authorities approved risk-based capital guidelines applicable to banks and bank holding companies in an effort to make regulatory capital more responsive to the risk exposure related to various categories of assets and off-balance sheet items. These guidelines require that banking organizations meet a minimum risk-based capital, and define the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of capital requirements. The components of capital are called Tier 1 and Tier 2 capital. Tier 1 capital is the shareholders' equity and Tier 2 capital is the allowance for loan losses. The risk-based capital ratios are computed by dividing the components of capital by risk-weighted assets. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet items. The guidelines require Tier 1 capital of at least 4% and total capital of 8% of risk-weighted assets. The Tier 1 capital ratio was 10.99% and the total risk-based capital ratio was 12.24% at June 30, 1995 while at June 30, 1994 the Tier 1 capital ratio was 11.00% and the total capital ratio was 12.26%.

     The following table reflects the various capital ratios for the periods indicated:

                         June 30, 1995   December 31, 1994     June 30, 1994
     "Statement"
    Equity Capital                8.78%              8.99%              8.86%

    Primary and
     Total Capital                9.84%             10.07%              9.99%


      "Risk-based"
    Tier 1 Capital               10.99%             11.05%             11.00%

    Total Capital                12.24%             12.30%             12.26%


     Changes in the Allowance for Loan Losses for the six months ended June 30, 1995 and 1994 were as follows:

                                                1995                  1994

      Balance at January 1                  $ 7,640,000           $ 7,180,000
      Provision for loan losses
        charged to operating expenses           277,000               607,000

                                            $ 7,917,000           $ 7,787,000

      Losses charged to allowance               306,864               287,841
      Recoveries credited to allowance          175,034                45,466

      Net charge-offs                           131,830               242,375

      Balance at June 30,                   $ 7,785,170           $ 7,544,625
                                            ===========           ===========

      Allowance as a percent of
        period-end loans                          1.92%                 2.01%




    The net charge-offs for the first six months of 1995 were within our expectations. Management makes a determination no less frequently than quarterly as to the appropriate provision necessary to maintain an adequate allowance for potential loan losses. The amount of provision made is based upon a variety of factors including a specific allocation by individual credits, loss experience for classified loans using migration analysis, loss experience for homogenous loan pools, levels and trends in delinquency, specific non-accruing and problem loans, evaluation of economic conditions and forecasts and other factors deemed appropriate by management. With respect to the variation in amounts charged during the period of 1995 in comparison to the corresponding period in the prior year, the specific reason for the improvement relates to lower levels of delinquency and non-accruing loans, as well as an improvement in the local economic conditions. While there can be no assurance that material amount additional loan loss provisions will not be required in the future, management believes that, based upon information presently available, the amount of the allowance for possible loan losses is adequate.

     The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans:

                          June 30,            December 31,              June 30,
                            1995                  1994                    1994
Nonaccrual loans         $1,879,675            $2,127,277              $2,770,677
Accruing loans, past
 due 90 days or more     $  207,337            $1,126,534              $  740,890

Non-performing loans
 to total loans                .52%                  .83%                    .93%
Allowance for loan losses
 to non-performing loans     373.0%                234.8%                  214.9%

     The general policy has been to cease accruing interest on loans when it is determined that a reasonable doubt exists as to the collectibility of additional interest. Interest income on these loans is only recognized to the extent payments are received. If interest income had been recorded on such loans for the periods indicated, such interest income would have been increased by approximately $112,147 and $133,381 at June 30, 1995 and 1994 respectively, and $276,956 at December 31, 1994. Interest income recorded on the nonaccrual loans in 1995 was $6,008 and 1994 was none. Potential problem loans are loans which are included as performing loans, but for which possible credit problems of the borrower causes management to have doubts as to the ability of such borrower to comply with present repayment terms and which may eventually result in disclosure as a non-performing loan. At June 30,1995, there were no such loans that had to be disclosed as potential problem loans.

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

     The average amount of nonaccruals for the second quarter of 1995 was
$1,909,523.                .

     The following table presents information concerning impaired loans at June 30, 1995:

       Gross impaired loans which have allowances...............$1,879,675
         Less: Related allowances for loan losses...............   537,821
                                                                ----------
       Net impaired loans.......................................$1,341,854

     At June 30, 1995, there were no concentrations exceeding 10% of total loans. A concentration is defined as amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly affected by changes in economic or other conditions. There were no foreign loans outstanding at June 30, 1995.

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

Three months ended June 30, 1995 compared to three months ended June 30, 1994

     Net income for the second quarter of 1995 amounted to $2,142,956 compared to $1,996,267 for the second quarter of 1994. This represents an increase of $146,689 or 7.3%. On a per share basis, income was $.36 compared to $.34.

     Total interest income increased $1,837,422 or 17.9% while total interest expense increased $1,789,922 or 51.6%. Increased volumes in loans, as well as an increase in interest rates generated an increase in interest and fees of $1,522,776 or 19.1% over 1994. Interest on deposits with banks decreased $179, while interest on federal funds sold increased $112,358. Income on investment securities increased $202,467 or 8.9% in 1995 as a result of increased volumes of various investment securities, as well as a moderate increase in interest rates.

      Total interest expense amounted to $5,257,612 compared to $3,467,690.
This represents an increase of $1,789,922 or 51.6%. Interest paid on time certificates of deposit of $100,000 or more increased $128,845 or 109.9% in 1995 over the same period in 1994, while interest paid on all other deposits increased $1,428,881 or 47.3%. Interest expense on other interest bearing liabilities increased $232,196 during the same period of time. Increased volumes in deposits and higher rates paid for these deposits was the primary reason for the increase in interest expenses.

      The provision for possible loan losses decreased $299,000 from a charge of $425,000 in 1994 to $126,000 in 1995. The provision reflects the amount deemed appropriate by management to provide an adequate reserve to meet the present and foreseeable risk characteristics of the loan portfolio.

      Total other operating income increased $253,637 or 14.8%. An increase was reflected in all categories of other income. Income from fiduciary activities increased $17,467. Service charges on deposit accounts and other various service charges increased $74,903, other operating income increased $120,225 and mortgage banking income increased $41,042. An increase in income from Visa operations and an increase in income generated from operating leases contributed to the increase in other operating income.

      Total other operating expenses increased $420,960 or 7.8%. Increases of $141,827 in salaries and employee benefits; $47,616 in occupancy and furniture and equipment expense; $19,525 in FDIC insurance assessment and $211,992 in other operating expenses constitute the total increase. Two new branch facilities were added in the first quarter of 1995.

      Applicable income taxes increased $32,488 due in part to increased taxable income. The effective tax rate was 25.1% for the second quarter of 1995 compared to 25.6% for 1994.

Six months ended June 30, 1995 compared to six months ended June 30, 1994

     Net income decreased from $3,961,414 in June 30, 1994 to $4,273,940 in June 30, 1995. This represents an increase of $312,526 or 7.9%. Net income on a per share basis was $.72 for six months ended June 30, 1995 compared to $.68 for the same period 1994. Sterling's return on average assets was 1.34% for 1995 compared to 1.35% for 1994. Return on average stockholders' equity was 14.51% and 15.18% respectively for 1995 and 1994.

     Total interest income increased $3,563,270 or 17.8%. Earning assets increased $49,903,467 or 9.3% during this time. Loans increased approximately $29.3 million or 7.8%, while securities increased nearly $12 million or 7.9% over the same period last year. Increased volumes, as we generated the increase in interest income. Interest and fees on loans increased
$3,021,825. Interest on deposits with banks decreased $455 while interest on federal funds sold increased $80,821. Interest on investment securities increased $461,079. The daily average balance on time deposits with banks was $21,929 in 1995 compared to $80,100 in 1994. During this time the daily average balance of federal funds sold increased from $4,878,453 in 1994 to $5,451,657 in 1995. The daily average balance of investment securities was $165,497,039 at June 30, 1995 and $153,860,476 at June 30, 1994.

     Total interest expense amounted to $10,034,186 reflecting an increase of $3,145,195 or 45.7% from the $6,888,991 reported in 1994. Interest-bearing deposits increased 10.2%. Higher interest rates paid and increased volumes in deposits resulted in an increase in interest expense of $2,702,619 or 43.3%. Interest paid on other interest-bearing liabilities increased $442,576 primarily as a result of increased borrowings by Town & Country, Inc. for leasing operations.

     The provision for loan loss decreased $330,000 in 1995 over 1994. The provision for loan losses is based upon the monthly review of the loan portfolio.

     Total other operating income increased $380,919 or 10.9% during the first six months of 1995 over the same period in 1994. An increase was reflected in all categories of income with the exception of mortgage banking income. Income from fiduciary activities increased $49,339 or 14.2%. Service charges on deposit accounts and other various service charges increased $165,036 or 10.4%. Other operating income increased $293,357 or 25.2%. Contributing to the increase in other income was income realized from other real estate owned and an increase in income from Visa operations. Additionally, an increase in income generated from operating leases is also a contributor to the increase in other operating income. Mortgage banking income decreased $126,813. The decrease in mortgage bankin income was a result of the continuing increases in rates on mortgages originated and sold, as well as decreased volumes of originations and subsequent sales. The period in 1994 reflected larger volumes due to refinancings. The gain on sale was not as great as the same period last year.

     Total other operating expenses rose $754,466 or 7% reflecting normal increases experienced through growth. Increases in employee related expenses of $423,975; $75,374 in occupancy and furniture and equipment expense; $39,051 in FDIC insurance assessment and $216,066 in other expenses comprise the increase in total other operating expenses. Contributing to the increase in other operating expenses were increases in marketing expense, professional services, Visa fees, telephone, PA Shares tax, printing and supplies, postage and various other operating expenses in the normal course of business. Two new branch facilities were added in the first quarter of 1995. These additions contributed to the increase in occupancy and furniture and equipment expense.

     Applicable income taxes amounted to $1,413,949 in 1995 compared to $1,351,947 in 1994. The increase in taxes is due in part to increases in taxable income. The effective tax rate was 24.9% and 25.4% respectively for 1995 and 1994.


Three Months ended June 30, 1995 compared to three months ended March 31, 1995

     Net income increased $11,972 or .6% in the second quarter of 1995 over the first quarter of 1995. Net income for the three months ended June 30, 1995 was $2,142,956 compared to $2,130,984 for the three months ended March 31, 1995.
Net income on a per share basis was $.36 for the second quarter of 1995, as well as the first quarter of 1995. Return on average assets was 1.32% for the second quarter of 1995 compared to 1.35% for the first quarter of 1995.

     Total interest income increased $553,979 or 4.8% while total interest expense increased $481,038 or 10.1%. This resulted in an increase in net interest income of $72,941. Earning assets increased $17,2 bearing liabilities increased $18,506,984 or 3.7%. Both interest income and interest expense increased due to this increased volumes as well as rising interest rates.

     The loan loss provision decreased $25,000 over the first quarter of 1995.

     Total other operating income increased $58,286 or 3.1% over the first quarter. Various service charges, commissions and fees increased $57,864 while income from fiduciary activities decreased $3,181 and other income decreased $26,637. Mortgage banking income increased $30,240.

     Total other operating expenses increased $121,850 or 2.1% over the first quarter. There was a decrease of $4,978 in employee related expenses while occupancy and furniture and equipment expenses increased $10,019 and other expenses increased $116,809.

     Applicable income taxes increased $22,405 over the first quarter as a result of an increase in taxable income.
                         PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.

     As of June 30, 1995, there were no material pending legal proceedings, other than ordinary routine litigation incidental to business, to which the Corporation or its subsidiaries are a party or of which any of their property is the subject.

Item 4 - Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders of Sterling Financial Corporation was held on April 28, 1995. The following individuals were elected to Sterling's Board of Directors to hold office for the terms specified:

                              For a Term of One Year

               Nominee             In Favor            Withheld
      Joan R. Henderson           4,591,699                 21,411


                              For a Term of Two Years

               Nominee             In Favor            Withheld
     J. Roger Moyer, Jr.          4,604,092                  9,018


                             For a Term of Three Years

               Nominee             In Favor            Withheld
    Richard A. Albright, Jr.       4,604,657                  8,453
    Howard E. Groff, Jr.           4,604,698                  8,412
    John E. Stefan                 4,604,700                  8,410
    Glenn R. Walz                  4,604,700                  8,410


     There are five continuing directors whose terms of office will expire at the 1996 or 1997 Annual Meeting. They are as follows:


               John E. Burkholder        Calvin G. High
               Robert H. Caldwell        E. Glenn Nauman
               J. Robert Hess



     The results of the voting on the following additional item were as follows:

          Proposal to ratify the selection of Trout, Ebersole & Groff as the Corporation's independent certified public accountants for the year ending December 31, 1995.

               Votes For          Votes Against        Abstentions
               4,581,518                12,636               18,954

Item 6 - Exhibits and Reports on Form 8-K

     (a) EXHIBITS

               21. Subsidiaries of Registrant
               27. Financial Data Schedule

     (b) REPORTS ON FORM 8-K - A report on Form 8-K dated June 27, 1995 was filed June 27, 1995 pursuant to Item 5 of Form 8-K announcing that a $.25 "Special Dividend" on common stock was declared on June 27, 1995 to shareholders of record as of July 25, 1995 and payable August 15, 1995.

                                 Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Sterling Financial Corporation


Date: August 11, 1995                 By: John E. Stefan
                                         John E. Stefan
                                         Chairman of the Board, President
                                         and Chief Executive Officer

Date: August 11, 1995                 By: Jere L. Obetz
                                         Jere L. Obetz
                                         Senior Vice President/Treasurer
                                         Chief Financial Officer



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


 Town & Country, Inc. (Wholly owned                    Pennsylvania
  Subsidiary of Bank of Lancaster
  County, N.A.)
 640 East Oregon Road
 Lancaster, PA 17601


 Sterling Mortgage Services, Inc.                      Pennsylvania
 101 North Pointe Boulevard
 Lancaster, PA  17601-4133
    (Presently inactive)