Form 10-Q
period 1995-09-30
STERLING FINANCIAL CORP /PA/
filed 1995-11-13
CIK 811671

FORM 10-Q

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549
(Mark One)
    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1995

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
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)

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

Common Stock, $5.00 Par Value- 5,932,686 shares outstanding as of October 31, 1995.

               Sterling Financial Corporation and Subsidiaries

                                    Index

PART I - FINANCIAL INFORMATION                                        Page

Item 1 - Financial Statements


         Consolidated Balance Sheets
         as of September 30, 1995 (Unaudited), December 31, 1994,
         and September 30, 1994 (Unaudited).                            3


         Consolidated Statements of Income
         for the Three and Nine Months ended September 30, 1995
         and 1994 (Unaudited).                                          4


         Consolidated Statements of Cash Flows
         for the Nine Months ended
         September 30, 1995 and 1994 (Unaudited).                       5


         Notes to Consolidated Financial
         Statements (Unaudited).                                        6



Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          8

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                             15

Item 6 - Exhibits and Reports on Form 8-K                              15

Signature Page                                                         16

Subsidiaries of the Registrant                                         17


                        Part I - Financial Information
               Sterling Financial Corporation and Subsidiaries
                         Consolidated Balance Sheets
                                                                  September 30,  December 31,  September 30,
                                                                      1995           1994            1994
ASSETS                                                            (Unaudited)                   (Unaudited)
Cash and due from banks..........................................$  32,434,396 $  32,374,138   $32,121,974
Interest-bearing deposits in other banks.........................       24,004        23,535        16,477
Federal funds sold...............................................    4,650,000          none    11,750,000
Mortgage loans held for sale.....................................         none       523,791       160,641
Investment Securities::
  Securities held to maturity (market value-$174,517,549;
    $156,046,709; $150,234,400)..................................  172,499,120   161,159,805   151,688,362
  Securities available for sale..................................   10,735,327     9,051,144     8,495,912
Loans............................................................  412,300,388   393,656,882   381,156,560
  Less: Unearned Income..........................................   (1,224,281)   (1,008,457)   (1,042,640)
        Allowance for loan losses................................   (7,861,595)   (7,640,000)   (7,768,293)
Loans, Net.......................................................  403,214,512   385,008,425   372,345,627
Premises and Equipment...........................................   15,880,295    11,977,423     9,981,817
Other real estate owned..........................................      285,728       759,372       234,037
Accrued interest receivable and prepaid expenses.................    8,903,895     8,954,172     8,307,872
Other assets.....................................................   27,021,686    23,562,861    22,005,055
TOTAL ASSETS.....................................................$ 675,648,963 $ 633,394,666 $ 617,107,774
                                                                  ============  ============  ============
LIABILITIES
Deposits:
   Non-interest bearing..........................................$  70,255,443 $  73,458,916 $  66,841,213
   Interest-bearing..............................................  504,040,503   463,543,087   461,429,063
TOTAL DEPOSITS...................................................  574,295,946   537,002,003   528,270,276
Interest-bearing demand notes issued to U.S. Treasury............    2,875,243     2,913,870     3,000,000
Other liabilities for borrowed money.............................   25,317,057    19,172,526    20,176,281
Federal funds purchased..........................................         none     6,000,000          none
Mortgages payable and capitalized lease liability................         none          none         1,162
Accrued interest payable and accrued expenses....................    6,904,544     5,737,513     5,489,318
Other liabilities................................................    4,985,815     5,284,231     4,782,771
TOTAL LIABILITIES................................................  614,378,605   576,110,143   561,719,808
STOCKHOLDERS' EQUITY
Common Stock - (Par Value: $5.00)
  No. Shares authorized: 10,000,000
  No. Shares issued: 5,910,555; 5,874,417; 5,854,824
  No. Shares outstanding: 5,908,655; 5,868,610 5,846,210........    29,552,775    29,372,085    29,274,120
Capital Surplus..................................................    9,442,973     8,544,365     8,072,100
Retained Earnings................................................   21,457,422    19,113,958    17,783,291
Net unrealized gain on securities available for sale.............      874,188       419,614       470,970
Less: Treasury Stock (1,900, 5,807; 8,614) - at cost.............      (57,000)     (165,499)     (212,515)
TOTAL STOCKHOLDERS' EQUITY.......................................   61,270,358    57,284,523    55,387,966
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......................$ 675,648,963 $ 633,394,666 $ 617,107,774
                                                                  ============  ============  ============
See accompanying notes to financial statements

                       Part 1 - Financial Information
               Sterling Financial Corporation and Subsidiaries
                Consolidated Statements of Income (Unaudited)
                                                             Three Months Ended        Nine Months Ended
                                                                September 30,            September 30,
                                                            1995        1994          1995         1994
 INTEREST INCOME
  Interest and fees on loans...........................$  9,658,248 $  8,242,140  $ 28,126,490 $ 23,688,557
  Interest on deposits in other banks..................         515          304         1,409        1,653
  Interest on federal funds sold.......................     216,387      101,816       380,973      185,581
  Interest and dividends on investment securities:
     Taxable...........................................   1,904,672    1,636,380     5,497,322    4,852,926
     Tax-exempt........................................     677,663      622,671     1,979,072    1,847,626
     Dividends on stock................................      51,716       43,059       149,952      132,774
TOTAL INTEREST INCOME..................................  12,509,201   10,646,370    36,135,218   30,709,117
INTEREST EXPENSE
  Interest on time certificates of deposit
    of $100,000 or more................................     210,621      190,238       694,455      404,121
  Interest on all other deposits.......................   4,790,202    3,318,921    13,250,754    9,346,805
  Interest on demand notes issued to the U.S. Treasury.      32,322       21,437        87,735       56,783
  Interest on federal funds purchased..................        none         none        57,046        1,836
  Interest on other borrowed money.....................     495,988      327,308     1,473,329      936,889
  Interest on mortgage indebtedness and obligations
    under capitalized leases...........................        none           93          none          554
TOTAL INTEREST EXPENSE.................................   5,529,133    3,857,997    15,563,319   10,746,988
NET INTEREST INCOME....................................   6,980,068    6,788,373    20,571,899   19,962,129
  Provision for loan losses............................     182,000      309,000       459,000      916,000
NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES.........................................   6,798,068    6,479,373    20,112,899   19,046,129
OTHER OPERATING INCOME
   Income from fiduciary activities....................     231,450      199,815       627,777      546,803
   Service charges on deposit accounts.................     515,371      452,535     1,487,349    1,347,066
   Other service charges, commissions and fees.........     440,160      410,344     1,225,440    1,108,035
   Mortgage banking income.............................     109,743      124,888       371,015      512,973
   Other operating income..............................     830,677      576,370     2,284,926    1,737,262
TOTAL OTHER OPERATING INCOME...........................   2,127,401    1,763,952     5,996,507    5,252,139
 OTHER OPERATING EXPENSES
   Salaries and employee benefits......................   3,274,246    3,097,624     9,596,390    8,995,793
   Net occupancy expense...............................     456,419      354,917     1,242,016    1,117,661
   Furniture and equipment expense.....................     412,206      340,525     1,151,890    1,027,688
   FDIC insurance assessment...........................     (29,142)     285,796       566,896      842,783
   Other operating expenses............................   1,695,447    1,414,013     4,748,032    4,250,532
TOTAL OTHER OPERATING EXPENSES.........................   5,809,176    5,492,875    17,305,224   16,234,457
   Income before income taxes..........................   3,116,293    2,750,450     8,804,182    8,063,811
   Applicable income taxes.............................     793,851      645,953     2,207,800    1,997,900
NET INCOME.............................................$  2,322,442 $  2,104,497  $  6,596,382 $  6,065,911
                                                        ===========  ===========   ===========  ===========
Earnings per common share:
 Net Income........................................... $        .39 $        .36  $       1.13 $       1.04

 Cash dividends declared per common share............. $        .17 $        .15  $        .72 $        .43


See accompanying notes to financial statements

                       Part I - Financial Information
               Sterling Financial Corporation and Subsidiaries
              Consolidated Statements of Cash Flows (Unaudited)
                                                                            Nine Months Ended
                                                                             September 30,
                                                                            1995          1994
Cash Flows from Operating Activities
  Net Income...........................................................$  6,596,382  $  6,065,911
  Adjustments to reconcile net income to net cash provided by/(used in)
   operating activities:
     Depreciation......................................................     830,135       761,878
     Accretion and amortization of investment securities...............     283,733       515,136
     Provision for possible loan and lease losses......................     459,000       916,000
     (Gain) loss on disposition of premises and equipment..............         280        (2,452)
     (Gain) Loss on sale of mortgage loans.............................    (101,041)     (246,085)
     Proceeds from sales of mortgage loans.............................  10,365,588    21,550,591
     Originations of mortgage loans held for sale......................  (9,740,756)  (18,033,772)
     Change in operating assets and liabilities:
       (Increase) decrease in accrued interest receivable and prepaid
          expenses.....................................................      50,277       508,464
       (Increase) decrease in other assets.............................  (2,985,181)   (1,257,778)
        Increase (decrease) in accrued interest payable and
          accrued expenses.............................................     932,857      (167,087)
        Increase (decrease) in other liabilities.......................    (298,416)     (118,146)
Net cash provided by/(used in) operating activities....................   6,392,858    10,492,660
Cash Flows from Investing Activities
Proceeds from interest-bearing deposits in other banks.................   1,013,870    39,205,255
Purchase of interest-bearing deposits in other banks...................  (1,014,339)  (39,181,137)
Proceeds from maturities of investment securities......................  25,794,984    24,211,607
Purchase of investment securities...................................... (38,413,467)  (37,732,146)
Federal funds sold, net................................................  (4,650,000)      600,000
Net loans and leases made to customers................................. (18,665,087)  (21,077,225)
Purchases of premises and equipment....................................  (4,746,125)   (3,557,833)
Proceeds from sale of premises and equipment...........................      12,838       240,855
Net cash provided by/(used in) investing activities.................... (40,667,326)  (37,290,624)
Cash Flows from Financing Activities
Net increase (decrease) in demand deposits, NOW and savings accounts...   9,829,735   (1,986,401)
Net increase (decrease) in time deposits...............................  27,464,208    24,576,779
Federal funds purchased, net...........................................  (6,000,000)         none
Net increase (decrease) in interest-bearing demand notes issued to
  the U.S. Treasury....................................................     (38,627)         none
Proceeds from borrowings...............................................  27,380,700     8,875,000
Repayments of borrowings............................................... (21,236,169)   (8,108,764)
Repayments of mortgages payable and capitalized lease liability........        none       (10,026)
Proceeds from issuance of common stock.................................   1,075,847     2,101,436
Cash dividends paid....................................................  (4,252,919)   (2,505,274)
Acquisition of treasury stock..........................................  (1,038,601)     (212,515)
Proceeds from issuance of treasury stock...............................   1,150,552          none
Net cash provided by/(used in) financing activities....................  34,334,726    22,730,235
Increase (decrease) in cash and due from banks.........................      60,258   (4,067,729)
Cash and due from banks::
Beginning..............................................................  32,374,138    36,189,703
Ending.................................................................$ 32,434,396  $ 32,121,974
                                                                        ===========   ===========

Supplemental Disclosure of Cash Flow Information:
Cash payments for:
  Interest paid to depositors and on borrowed money....................$ 14,809,182  $ 10,556,634
  Income taxes.........................................................   1,926,000     1,760,000

Supplemental Schedule of Noncash Investing and Financing Activities
Other Real Estate acquired in settlement of loans......................     266,993       112,955

See accompanying notes to financial statements

                 Part I - Financial Information

Sterling Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements of Sterling Financial Corporation (Sterling) have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.

     The consolidated financial statements of Sterling include the accounts of its wholly owned subsidiary, Bank of Lancaster County, N.A. and its wholly owned subsidiary, Town & Country, Inc. All significant intercompany transactions are eliminated in the consolidation.

     Effective January 1, 1994, Sterling adopted Statement of Financial Accounting Standards (SFAS) No. 115 - Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 requires that these securities be classified into one of three categories: held-to-maturity, available-for-sale or trading. Specific accounting treatments apply to each of the three categories. Securities held-to-maturity will be reported at amortized cost, trading securities are reported at fair value with unrealized gains and losses included in earnings and available-for-sale will be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. Sterling has segregated its investment securities into two categories: those held-to-maturity and those available-for-sale. The effect of adoption resulted in an increase to shareholders' equity of $470,970 at September 30,1994. The net unrealized gain on securities available-for-sale, net of taxes at September 30, 1995 was $874,188 and at December 31, 1994 was $419,614.
There has been no impact on current year earnings or a restatement of previously issued financial statements in connection with the adoption of SFAS No. 115.

     The Financial Accounting Standards Board (FASB) issued SFAS No. 112
- Employers' Accounting for Postemployment Benefits which establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement. This Statement was effective for fiscal years beginning after December 15, 1993. Sterling has determined that historically, expenditures for benefits in this category have been immaterial. Consequently, adoption of this Statement did not effect the financial position or results of operations.

     The Financial Accounting Standards Board Statement No. 118, an ammendment of FASB Statement No. 114, addresses the accounting by creditors for impairment of a loan by specifying how allowances for credit losses related to certain loans should be determined. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractural terms of the loan agreement. This Statement is effective for financial statements for fiscal years beginning after December 15, 1994. There was no significant impact on the financial condition and results of operations as a result of adoption of SFAS No. 118 and No. 114.

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

     In May 1995 the Financial Accounting Standards Board issued Statement No. 122 - Accounting for Mortgage Servicing Rights - an amendment of FASB Statement No. 65. Statement No. 122 modifies the treatment of the capitalization of servicing rights by mortgage banking enterprises. The change constitutes a simplification in procedures, eliminating the separate treatment of servicing rights acquired through loan origination and those acquired through purchase transactions, as previously required under FASB Statement No. 65 - Accounting for Certain Mortgage Banking Activities. This Statement prescribes a single procedure for the capitalization of those rights acquired either through loan origination or through purchase transactions where a mortgage banking enterprise buys the servicing rights. The revisions in Statement No. 122 are to be used in fiscal years beginning after December 15, 1995. Sterling has not completed the analysis required to estimate the impact of this statement.

Note 2 - Earnings Per Share

     Earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding which were 5,903,822 and 5,825,827 for 1995 and 1994 respectively. Figures for 1994 were retroactively restated to reflect a two-for-one stock split in the form of a 100% stock dividend paid in September 1994.

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

Sterling Financial Corporation and Subsidiaries

Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

     Total assets at September 30, 1995 amounted to $675,648,963 which represents an increase of 9.5% over the $617,107,774 reported at September 30, 1994. Total assets at September 30, 1995 increased
$42,254,297 or 6.7% over the $633,394,666 reported at December 31, 1994.

     The investment securities portfolio reflects a 14.4% increase or $23,050,173 during the twelve month period September 30, 1994 to September 30, 1995. Effective January 1, 1994, Sterling adopted Statement of Financial Accounting Standard No. 115 - Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 requires that these securities be classified into one of three categories: held-to-maturity, available-for-sale or trading. Specific accounting treatments apply to each of the three categories. Securities held-to-maturity will be reported at amortized cost, trading securities are reported at fair value with unrealized gains and losses included in earnings and available-for-sale will be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. Sterling has segregated its investment securities into two categories: those held-to-maturity and those available-for-sale. The effect of adoption resulted in an increase to shareholders' equity of $470,970 at September 30, 1994. Net unrealized gain on securities available-for-sale at September 30, 1995 amounted to $874,188. During the first nine months of 1995, there was an increase of $13,023,498 or 7.7% from the $170,210,949 reported at December 31, 1994.

     Net loans have grown from $385,008,425 to $403,214,512 during the nine month period ended September 30, 1995. This represents an increase of 4.7% since December 31, 1994. Net loans increased from $372,345,627 at September 30, 1994 to $403,214,512 at September 30, 1995. This represents an increase of $30,868,885 or 8.3%.

     Premises and equipment increased $5,898,478 or 59.1% from $9,981,817 at September 30, 1994 to $15,880,295 at September 30, 1995.
During the first nine months of 1995, total premises and equipment increased $3,902,872 or 32.6% from $11,977,423 at December 31, 1994.
These increases are primarily the result of construction costs for the new headquarters building for Sterling Financial Corporation and Bank of Lancaster County, as well as furnishings and equipment for this building.

     Total deposits increased $46,025,670 or 8.7% from $528,270,276 at September 30, 1994 to $574,295,946 at September 30, 1995. During the first nine months of 1995, total deposits increased $37,293,943 from the $537,002,003 reported at December 31, 1994. Noninterest-bearing deposits increased $3,414,230 or 5.1% from $66,841,213 at September 30, 1994 to $70,255,443 at September 30, 1995. During the same period, interest-bearing deposits increased $42,611,440 or 9.2%. Noninterest-bearing deposits decreased $3,203,473 or 4.4% during the first nine months of 1995 while interest-bearing deposits increased $40,497,416 or 8.7%.

     Stockholders' equity increased $5,882,392 or 10.6% from the $55,387,966 reported at September 30, 1994 to $61,270,358 at September 30, 1995. There was an increase of $3,985,835 or 7% from the $57,284,523 reported at December 31, 1994. Contributing to these increases were net income from operations and the issuance of stock pursuant to a dividend reinvestment and stock purchase plan and an employee stock plan. Net unrealized gain on securities available-for-sale is included in calculating the increases above. However, regulatory authorities have decided to exclude the net unrealized holding gains and losses on available-for-sale securities from the definition of common stockholders' equity for regulatory capital purposes. The capital ratios reflect that exclusion. Total stockholders' equity to total assets at the end of September 30, 1995 was 8.96% compared to 8.91% for the same period 1994. At December 31, 1993 the ratio was 8.99%.

     In 1989, federal regulatory authorities approved risk-based capital guidelines applicable to banks and bank holding companies in an effort to make regulatory capital more responsive to the risk exposure related to various categories of assets and off-balance sheet items. These guidelines require that banking organizations meet a minimum risk-based capital and redefine the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of capital requirements. The components of capital are called Tier 1 and Tier 2 capital. Tier 1 capital is the shareholders' equity and Tier 2 capital is the allowance for loan losses. The risk-based capital ratios are computed by dividing the components of capital by risk-weighted assets. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet items. The guidelines require Tier 1 capital of at least 4% and total capital of 8% of risk-weighted assets. Tier 1 capital ratio was 11.26% and the total risk-based capital ratio was 12.51% at September 30, 1994 while at September 30, 1995 the Tier 1 risk-based capital ratio was 11.01% and the total capital ratio was 12.26%.

     The following table reflects the various capital ratios for the periods indicated:

                September 30,   December 31,      September 30,
                    1995           1994               1994

  "Statement"
Equity Capital      8.96%          8.99%              8.91%
Primary and
Total Capital      10.01%         10.07%             10.04%

  "Risk-based"
Tier 1 Capital     11.01%         11.05%             11.26%
Total Capital      12.26%         12.30%             12.51%













     Changes in the Allowance for Loan Losses for the nine months ended September 30, 1995 and 1994 were as follows:

                                   1995               1994

 Balance at January 1,         $ 7,640,000        $  7,180,000
 Provision for loan losses
  charged to operating expenses    459,000             916,000

                                 8,099,000           8,096,000

 Losses charged to allowance       459,920             422,631
 Recoveries credited to
   allowance                       222,515              94,924

 Net charge-offs                   237,405             327,707

 Balance at September 30,      $ 7,861,595        $  7,768,293
                               ===========        ============

 Allowance as a percent of
  period-end loans                   1.99%               2.04%


     The net charge-offs for the first nine months of 1995 were within our expectations. Management makes a determination no less frequently than quarterly as to the appropriate provision necessary to maintain an adequate allowance for potential loan losses. The amount of provision made is based upon a variety of factors including a specific allocation by individual credits, loss experience for classified loans using migration analysis, loss experience for homogenous loan pools, levels and trends in delinquency, specific non-accruing and problem loans, evaluation of economic conditions and forecasts and other factors deemed appropriate by management. With respect to the variation in amounts charged during the period of 1995 in comparison to the corresponding period in the prior year, the specific reason for the improvement relates to lower levels of delinquency and non-accruing loans, as well as an improvement in the local economic conditions. While there can be no assurance that material amounts of additional loan loss provisions will not be required in the future, management believes that, based upon information presently available, the amount of the allowance for possible loan losses is adequate.

     The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans:

                     September 30,    December 31,   September 30,
                        1995             1994           1994
Nonaccrual loans     $1,539,967       $2,127,277      $3,071,418
Accruing loans,
  past due 90 days
  or more            $  215,515       $1,126,534      $  493,505

Non-performing loans
  to Total Loans           .43%             .83%            .94%
Allowance for loan
  losses to non-
  performing loans      447.83%          234.80%         217.91%

     The general policy has been to cease accruing interest on loans when it is determined that a reasonable doubt exists as to the collectibility of additional interest. Interest income on these loans is only recognized to the extent payments are received. If interest income had been recorded on such loans for the periods indicated, such interest income would have been increased by approximately $139,653 and $218,064 at September 30, 1995 and 1994 respectively, and $276,956 at December 31, 1994. Interest income recorded on the nonaccrual loans in 1995 was $14,279 and 1994 was none. Potential problem loans are loans which are included as performing loans, but for which possible credit problems of the borrower causes management to have doubts as to the ability of such borrower to comply with present repayment terms and which may eventually result in disclosure as a non-performing loan. At September 30,1995, there were no such loans that had to be disclosed as potential problem loans.

     SFAS No. 118, "Accounting by Creditors for Impairmant of a Loan - Income Recognition and Disclosures", an amendment of SFAS No. 114, was implemented at the beginning of 1995. The Bank has defined impaired loans as all loans on nonaccrual status, except those specifically excluded from the scope of SFAS No. 114, regardless of the credit grade assigned by loan review. When the measure of an impaired loan is less than the recorded investment in the loan, the Bank will compare the impairment to the existing allowance assigned to the loan. If the impairment is greater than the existing allowance, the Bank will adjust the existing allowance to reflect the greater amount or take a corresponding charge to the provision for loan losses. If the impairment is less than the existing allowance for a particular loan, no adjustments to the allowance or the provision for loan and lease losses will be made. There was no adjustment necessary for the impaired loans for the period indicated.

     The average amount of nonaccruals for the third quarter of 1995 was $1,715,664.

     The following table presents information concerning impaired loans at September 30,1995:


     Gross impaired loans which have allowances..........$1,539,967
      Less: Related allowances for loan losses...........   458,718
     Net impaired loans..................................$1,081,249


     At September 30, 1995, there were no concentrations exceeding 10% of total loans. A concentration is defined as amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly affected by changes in economic or other conditions. There were no foreign loans outstanding at September 30, 1995.

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

Three months ended September 30, 1995 compared to three months ended September 30, 1994

     Net income for the third quarter of 1995 amounted to $2,322,442 compared to $2,104,497 for the third quarter of 1994. This represents an increase of $217,945 or 10.4%. On a per share basis, income was $.39 compared to $.36.

     Total interest income increased $1,862,831 or 17.5% while total interest expense increased $1,671,136 or 43.3%. Increased volumes in loans, as well as slightly higher interest rates were responsible for an increase in interest and fees of $1,416,108 or 17.2% over 1994.
Interest on deposits with banks increased $211, while interest on federal funds sold increased $114,571. Income on investment securities increased $331,941 or 14.4% in 1995 as a result of increased volumes of various investment securities, as well as a moderate increase in interest rates.

      Total interest expense amounted to $5,529,133 for this period compared to $3,857,997 for the same period last year. This represents an increase of $1,671,136 or 43.3%. Interest paid on time certificates of deposit of $100,000 or more increased $20,383 or 10.7% in 1995 over the same period in 1994, while interest paid on all other deposits increased $1,471,281 or 44.3%. Interest expense on other interest bearing liabilities increased $179,472 during the same period of time. Increased volumes in interest-bearing deposits was the primary reason for the increase in interest expense.

      The provision for possible loan losses decreased $127,000 from a charge of $309,000 in 1994 to $182,000 in 1995. The provision reflects the amount deemed appropriate by management to provide an adequate reserve to meet the present and foreseeable risk characteristics of the loan portfolio.

      Total other operating income increased $363,449 or 20.6%. An increase was reflected in all categories of income with the exception of mortgage banking income. Income from fiduciary activities increased $31,635. Service charges on deposit accounts and other various service charges increased $92,652. Other operating income increased $254,307. Mortgage banking income decreased $15,145. The decrease in mortgage banking income was a result of the increases in rates on mortgages originated and sold, as well as decreased volumes of originations and subsequent sales. The period in 1994 reflected larger volumes due to refinancings. The gain on sales was not as great as the same period last year.

     Total other operating expenses increased $316,301 or 5.8%. Increases of $176,622 in salaries and employee benefits; $173,183 in occupancy and furniture and equipment expense; $281,434 in other operating expenses and a decrease of $314,938 in the FDIC insurance assessment resulted in the total increase. The decrease in the FDIC insurance assessment was a result of the FDIC insurance premium refund received during September 1995. Contributing to the increase in other operating expenses were increases in marketing expense, professional services, PA Shares tax, and various other operating expenses in the normal course of business. Two new branch facilities were added in the first quarter of 1995. These additions contributed to the increase in occupancy and furniture and equipment expense.

     Applicable income taxes increased $147,898 due in part to increases in taxable income. The effective tax rate was 25.5% for the third quarter of 1995 compared to 23.5% for 1994.

Nine months ended September 30, 1995 compared to nine months ended September 30, 1994

   Net income increased from $6,065,911 in September 30, 1994 to $6,596,382 in September 30, 1995. This represents an increase of $530,471 or 8.7%. Net income on a per share basis was $1.13 for nine months ended September 30, 1995 compared to $1.04 for the same period 1994. Sterling's return on average assets was 1.35% for 1995 compared to 1.36% for 1994. Return on average stockholders' equity was 14.85% and 15.25% respectively for 1995 and 1994.

   Total interest income increased $5,426,101 or 17.7%. Earning assets increased $46,759,246 or 8.5%. Loans increased nearly $31 million or 8.1%, while securities increased over $23 million or 14.4% over the same period last year. Increased volumes, as well as slightly higher interest rates, generated the increase in interest income. Interest and fees on loans increased $4,437,933. Interest on deposits with banks decreased $244 while interest on federal funds sold increased $195,392. Interest on investment securities increased $793,020. The daily average balance on time deposits with banks was $26,100 in 1995 compared to $62,315 in 1994. During this time the daily average balance of federal funds sold increased from $6,252,479 in 1994 to $8,534,798 in 1995. The daily average balance of investment securities was $168,429,043 at September 30, 1995 and $154,819,712 at September 30,
1994.

   Total interest expense amounted to $15,563,319 reflecting an increase of $4,816,331 or 44.8% from the $10,746,988 reported in 1994.
Interest-bearing deposits increased 9.2%. Increased volumes in deposits deposits resulted in an increase in interest expense of $4,194,283 or 43%. Interest paid on other interest-bearing liabilities increased $622,048 primarily as a result of increased borrowings by Town & Country, Inc. for leasing operations.

   The provision for loan loss decreased $457,000 in 1995 over 1994. The provision for loan losses is based upon the monthly review of the loan portfolio.

   Total other operating income increased $744,368 or 14.2% during the first nine months of 1995 over the same period in 1994. An increase was reflected in all categories of income with the exception of mortgage banking income. Income from fiduciary activities increased $80,974 or 14.8%. Service charges on deposit accounts and other various service charges increased $257,688 or 10.5%. Other operating income increased $547,664 or 31.5%. Contributing to the increase in other income was income realized from other real estate owned and an increase in income from Visa operations. Additionally, an increase in income generated from operating leases is also a contributor to the increase in other operating income. Mortgage banking income decreased $141,958. The decrease in mortgage banking income was a result of the increases in rates on mortgages originated and sold, as well as decreased volumes of originations and subsequent sales. The period in 1994 reflected larger volumes due to refinancings. The gain on sales was not as great as the same period last year.

   Total other operating expenses rose $1,070,767 or 6.6% reflecting normal increases experienced through growth. Increases in employee related expenses of $600,597; $248,557 in occupancy and furniture and equipment expense; $497,500 in other expenses, along with a decrease of $275,887 in FDIC assessment comprise the increase in total other operating expenses. Contributing to the increase in other operating expenses were increases in marketing expense, PA Shares tax, telephone, Visa fees, professional services, printing and supplies, postage and various other operating expenses in the normal course of business. Two new branch facilities were added in the first quarter of 1995. These additions contributed to the increase in occupancy and furniture and equipment expense. The decrease in FDIC insurance assessment was a result of the FDIC insurance premium refund received during September 1995.

   Applicable income taxes amounted to $2,207,800 in 1995 compared to $1,997,900 in 1994. The increase in taxes is due to increases in taxable income. The effective tax rate was 25.1% and 24.8% respectively for 1995 and 1994.

Three Months ended September 30, 1995 compared to three months ended
June 30, 1995

   Net income increased $179,486 or 8.4% in the third quarter of 1995 over the second quarter of 1994. Net income for the three months ended September 30, 1995 was $2,322,442 compared to $2,142,956 for the three months ended June 30, 1995.

   Total interest income increased $419,203 or 3.5% while total interest expense increased $271,521 or 5.2%. This resulted in an increase in net interest income of $147,682. Earning assets increased $11,920,616 or 2% while interest-bearing liabilities increased
$6,745,087 or 1.3%. Both interest income and interest expense increased due to these increased volumes.

   The loan loss provision increased $56,000 over the second quarter of 1995.

   Total other operating income increased $163,705 or 8.3% over the second quarter. Various service charges, commissions and fees increased $47,970 while income from fiduciary activities increased $34,877 and other income increased $116,871. Mortgage banking income decreased $36,013 over the last quarter.

   Total other operating expenses increased $227 over the second quarter. There was an increase of $115,663 in employee related expenses while occupancy and furniture and equipment expenses increased $100,975 and other expenses increased $110,750. The FDIC insurance assessment decreased $327,161 as a result of the FDIC insurance premium refund during September 1995.

   Applicable income taxes increased $75,674 over the second quarter.

                   PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.

     As of September 30, 1995, there were no material pending legal proceedings, other than ordinary routine litigation incidental to business, to which the Corporation or its subsidiaries are a party or of which any of their property is the subject.


Item 6 - Exhibits and Reports on Form 8-K

     (a) EXHIBITS

          21.  Subsidiaries of Registrant

       27.  Financial Data Schedule


     (b) REPORTS ON FORM 8-K -
              A report on Form 8-K dated August 16, 1995 was filed August 17, 1995 pursuant to Item 5 of Form 8-K reporting that Bank of Lancaster County, N.A., a wholly-owned subsidiary of Sterling Financial Corporation, and CoreStates Bank, N.A., a wholly-owned subsidiary of CoreStates Financial Corporation, signed a definitive agreement for Bank of Lancaster County to purchase three retail banking offices from CoreStates Bank.





                           Signatures

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Sterling Financial Corporation


Date: November  10, 1995          By:
                                     John E. Stefan
                                     Chairman of the Board,
                                     President and Chief Executive
                                     Officer

Date: November  10, 1995          By:
                                     Jere L. Obetz
                                     Senior VicePresident/Treasurer
                                     Chief Financial Officer



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