Form 10-K
period 1995-12-31
STERLING FINANCIAL CORP /PA/
filed 1996-03-28
CIK 811671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-K

(Mark One)
   X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1995
                                      OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ________________ to _______________

Commission file number   0-16276

                           STERLING FINANCIAL CORPORATION
                  (Exact name of registrant as specified in its charter)
         Pennsylvania                               23-2449551
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                 Identification No.)

101 North Point Boulevard
Lancaster, Pennsylvania                             17601-4133
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code   (717) 581-6030
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant at February 29, 1996 was approximately $117,317,903.

The number of shares of Registrant's Common Stock outstanding on February 29, 1996 was 5,938,110.

Documents Incorporated by Reference

    Portions of the Proxy Statement for the Registrant's 1996 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.
                      Sterling Financial Corporation
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

     Item 8.  Financial Statements and Supplementary Data.......... 25

     Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.................. 50

   Part III

     Item 10. Directors and Executive Officers of the Registrant... 51

     Item 11. Executive Compensation............................... 51

     Item 12. Security Ownership of Certain Beneficial Owners and
              Management........................................... 51

     Item 13. Certain Relationships and Related Transactions....... 51

   Part IV

     Item 14. Exhibits, Financial Statement Schedules and Reports
              on Form 8-K.......................................... 52

   Signatures...................................................... 53


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

     In addition, the Corporation also owns all of the outstanding stock of a non-bank subsidiary, Sterling Mortgage Services, Inc., a mortgage service company formed by the Corporation as a wholly owned subsidiary that presently is considered inactive.

     The Corporation provides a wide variety of commercial banking and trust services through its wholly owned subsidiary, Bank of Lancaster County, N.A. (the "Bank").

     A partial source of operating funds for the Corporation is dividends provided by the Bank. The Corporation's expenses consist principally of operating expenses. Dividends paid to stockholders are, in part, obtained by the Corporation from dividends declared and paid to it by the Bank.

     As a bank holding company, the Corporation is registered with the Federal Reserve Board in accordance with the requirements of the Federal Bank Holding Company Act and is subject to regulation by the Federal Reserve Board and by the Pennsylvania Department of Banking.


                         Bank of Lancaster County


     The Bank is a full service commercial bank operating under charter from the Comptroller of the Currency. On July 29, 1863, authorization was given by the Comptroller of the Currency to The First National Bank of Strasburg to commence the business of banking. On September 1, 1980, the name was changed to The First National Bank of Lancaster County and at the time of the holding company reorganization on June 30, 1987, the name was changed to its present name, Bank of Lancaster County, N.A. At December 31, 1995, the Bank had total assets of $711,123,000 and total deposits of $610,170,000.

     The main office of the Bank is located at 1 East Main Street, Strasburg, Pennsylvania. In addition to its main office, the Bank had twenty-three (23) branches in Lancaster County and one (1) branch in Chester County, Pennsylvania in operation at December 31, 1995.

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

     With the installation of three automated teller machines (ATMs) in April of 1983, the Bank was the first financial institution in Lancaster County to join the MAC (Money Access Center) Network. The Bank now has 17 ATMs in Lancaster County. The Bank became a participating member of the Plus System in the Fall of 1984. This membership entitles the Bank's MAC/Plus cardholders to have access to a nationwide network of over 119,000 ATMs.

     The Bank introduced Discount Brokerage Service in July, 1983. This service is offered in coordination with TradeStar Investments, Inc., an affiliate of BHC Securities, Inc. and meets the needs of the commission-conscious investor. In 1992 the Bank began offering mutual funds to customers. We believe these services are important additions to our product line and make a statement about our progressive attitude in providing financial services for the future.

     The Bank was given permission to open a Trust Department by the Comptroller of the Currency on May 10, 1971. The Trust Department provides personal and corporate trust services. These include estate planning, administration of estates and the management of living and testamentary trusts and investment management services. Other services available are pension and profit sharing trusts and self-employed retirement trusts. Trust Department assets totaled nearly $220 million at December 31, 1995.

     On January 31, 1983, the Bank purchased Town & Country, Inc. which is a vehicle and equipment leasing company operating in Pennsylvania and other states. Its principal office is located at 640 East Oregon Road, Lancaster, PA. Town & Country, Inc. employs thirty six (36) people.

     The Bank's principal market area is Lancaster County. Lancaster County is the sixth largest county in Pennsylvania, in terms of population, behind Philadelphia, Allegheny, Montgomery, Delaware and Bucks. Lancaster County, with an area of 949 square miles has a population of approximately 443,000 people. Lancaster's tradition of economic stability has continued, with agriculture, industry and tourism all contributing to the overall strength of the economy. Lancaster County has one of the strongest and most stable economies in the state. No single sector dominates the county economy.

     One of the best agricultural areas in the nation, Lancaster County ranks first among Pennsylvania counties and one of the top 20 farm markets in the country. Lancaster County is also one of the leading industrial areas in the state. The county is considered a prime location for manufacturing, away from congested areas, yet close to major east coast markets. Diversification of industry helps to maintain the economic stability of the county. The unemployment rate of the county in December 1995 was 4.3% which was lower than the state (6.3%) and national (5.4%) levels. The 1995 average county jobless rate was 4.2% of the work force, down from 4.4% in 1994 and 4.5% in 1993. Lancaster County, with its many historic sites, well-kept farmlands and the large Amish community has become very attractive to tourists and is one of the top tourist attractions in the U.S.

     The Bank is subject to intense competition in all respects and areas of its business from banks and other financial institutions, including savings and loan associations, finance companies, credit unions and other providers of financial services. There are 15 full-service commercial banks with offices in Lancaster County with some of these banks having branches located throughout Lancaster County and beyond. The institutions range in asset size from approximately $173 million to over $41 billion. Five (5) banks in our trade area exceed $5 billion in assets. Several banks are part of bank holding companies. One bank is part of a bank holding company that has assets in excess of $73 billion while another bank is part of a bank holding company that has over $40 billion in assets. Due to our location, we are in direct competition with the larger banks as well as a number of smaller banks. As of December 31, 1995, the Bank ranked, as measured by total deposits, as the fourth largest in market share within Lancaster County of the banks doing business in Lancaster County. The Bank is not, however, the fourth largest bank in Lancaster County. As of December 31, 1995, the Bank had total assets of over $711 million and ranked tenth on this basis among the commercial banks with offices located in Lancaster County.

     There has not been a material portion of the Bank's deposits obtained from a single person or a few persons, including federal, state or local governments and agencies thereunder and the loss of any single or any few customers would not have a materially adverse effect on the business of the bank.

     The Bank has no significant foreign sources or applications of funds.

     As of December 31, 1995, there were 379 persons employed by the Bank, of which 279 were full-time and 100 were part-time. These figures do not include employees of Town & Country, Inc. which employed 36 persons.


     On August 11, 1995, the Bank and CoreStates Financial Corporation signed a definitive agreement for the Bank to purchase from CoreStates three retail banking offices in Ephrata, Leola and North Catasauqua, Pennsylvania. The acquisition agreement was subsequently amended to remove the North Catasauqua branch from the transaction. On December 1, 1995, the Bank completed the transaction involving the acquisition of the Ephrata and Leola branches of CoreStates. The acquisition involved primarily the assumption of certain deposit liabilities in the approximate amount of $22 million and the acquisition of certain assets in the approximate amount of $700,000.

     The Bank is subject to regulation and periodic examination by the Comptroller of the Currency. Its deposits are insured by the Federal Deposit Insurance Corporation, as provided by law.

Item 2 - Properties

     The Bank, in addition to its main office, had, at December 31, 1995, a branch network of 24 offices and 2 off-site electronic MAC/ATM installations. All branches are located in Lancaster County with the exception of one office which is located in Chester County. Branches at twelve (12) locations are occupied under leases and at three branches, the Bank owns the building, but leases the land. One off-site MAC/ATM installation is occupied under lease. All other properties were owned in fee. All real estate and buildings owned by the Bank are free and clear of encumbrances. The Corporation owns no real estate.

     The Administrative Service Center of Bank of Lancaster County, N.A. is owned in fee by the Bank, free and clear of encumbrances.

     The building occupied by Town & Country, Inc., a wholly owned subsidiary of the Bank, is owned in fee by Town & Country, Inc., free and clear of encumbrances.

     The leases referred to above expire intermittently over the years through 2022 and most are subject to one or more renewal options. Aggregate annual rentals for real estate paid during 1995 did not exceed three percent of its operating expenses.

     The Bank completed construction of a new headquarters building in 1995 which includes a branch banking office and also serves as headquarters for Sterling Financial Corporation. Occupancy took place in July of 1995. The three-story building contains approximately 53,000 square feet. The Bank and the Corporation occupy approximately 43,000 square feet while nearly 10,000 square feet has been leased to other tenants. The building is owned in fee by the Bank, free and clear of encumbrances.

Item 3 - Legal Proceedings


     As of December 31, 1995, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation or its subsidiaries are a party or by which any of their property is the subject.

Item 4 - Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of 1995.


                                  PART II


Item 5 - Market for the Registrant's Common Equity and Related Stockholder
Matters

     The common stock of the Corporation is not actively traded. There are 10,000,000 shares of common stock authorized and the total number of shares outstanding as of December 31, 1995 was 5,925,527. As of December 31, 1995, the Corporation had approximately 2,744 holders of record of its common stock. There is no other class of common stock authorized or outstanding. During 1995, the price range of the common stock known by management to have traded was $28.75 to $31.50 per share. A regular $.15 per share dividend, as well as a $.25 per share "Special Dividend", was declared in the second quarter of 1995 and is reflected in the table below. The Corporation is restricted as to the amount of dividends that it can pay holders of its common stock by virtue of the restrictions on the Bank's ability to pay dividends to the Corporation. See Note 17 to the 1995 Consolidated Financial Statements elsewhere herein. The Corporation declared a two-for-one stock split in the form of a 100% stock dividend in 1994. The following table reflects the bid and asked prices reported for the common stock at the end of the period indicated and the cash dividends declared on the common stock for the periods indicated. All information has been retroactively restated to give effect to the two-for-one stock split in 1994. In the absence of an active market, these prices may not reflect the actual market value of the Corporation's stock for the periods reported.

       1995                      Bid               Ask          Dividend
   First Quarter               $29.00            $30.25           $.15
   Second Quarter               29.50             30.50            .40
   Third Quarter                29.25             30.00            .17
   Fourth Quarter               28.75             30.00            .17


      1994                      Bid                Ask          Dividend
   First Quarter               $23.125           $24.375          $.14
   Second Quarter               24.25             25.125           .14
   Third Quarter                27.00             28.50            .15
   Fourth Quarter               28.75             30.75            .15


   The prices used in the previous table represent bid and asked prices furnished by F.J. Morrissey & Company; Hopper Soliday & Co., Inc.; Legg Mason Wood Walker, Inc.; Prudential Securities; Ryan, Beck & Company; Sandler O'Neill & Partners, L.P.; or The National Quotation Bureau. These quotations reflect inter-dealer prices, without retail markup, markdown or commission.

     The Corporation maintains a Dividend Reinvestment and Stock Purchase Plan for eligible shareholders who elect to participate in the plan. A copy of the Prospectus for this plan can be obtained by writing to: Bank of Lancaster County, N.A. Dividend Reinvestment and Stock Purchase Plan, 101 North Pointe Boulevard, Lancaster, Pennsylvania 17604-4133.

Item 6 - Selected Financial Data

     The following selected financial data should be read in conjunction with the Corporation's consolidated financial statements and the accompanying notes presented elsewhere herein.


                                          Summary of Operations
(Dollars in thousands, except per share data)
  Years Ended                    1995        1994        1993        1992        1991
 Interest income.............$  48,850   $  41,931   $  40,092   $  40,284   $  42,689
 Interest expense............   21,153      14,926      15,042      17,818      22,793
                                ------      ------      ------      ------      ------
 Net interest income.........   27,697      27,005      25,050      22,466      19,896
 Provision for loan losses...      534       1,081       2,430       2,296       1,789
                                ------      ------      ------      ------      ------
 Net interest income after
  provision for loan losses..   27,163      25,924      22,620      20,170      18,107
 Other income................    8,293       7,043       8,979       7,926       6,721
 Other expenses..............   23,423      22,053      21,048      18,922      16,995
                                ------      ------      ------      ------      ------
 Income before income taxes..   12,033      10,914      10,551       9,174       7,833
 Applicable income taxes.....    3,039       2,637       2,749       2,331       1,929
                                ------      ------      ------      ------      ------
 NET INCOME..................$   8,994   $   8,277   $   7,802   $   6,843   $   5,904
                                ======      ======      ======      ======      ======
 Per Common Share:*
 Net income................  $    1.52   $    1.42   $    1.36   $    1.21   $    1.06
 Cash dividends declared**.        .89         .58         .54         .48         .44
 Book value................      10.79        9.76        8.58        7.56        6.75
 Book value (excluding
   SFAS 115)...............      10.51        9.69        8.58        7.56        6.75

 Average shares outstanding  5,909,641   5,837,103   5,728,400   5,635,302   5,551,556
 Ratios:
 Return on average assets..       1.36%       1.38%       1.41%       1.34%       1.25%
 Return on average equity..      15.02%      15.47%      16.90%      16.99%      16.63%

 Financial Condition at
 Year-End:
 Assets....................  $ 711,154   $ 633,395   $ 587,883   $ 544,404   $ 495,234
 Loans (net of unearned)...    426,312     392,649     359,365     348,529     317,730
 Deposits..................    610,105     537,002     505,680     473,184     434,523
 Stockholders' Equity***...     63,909      57,285      49,467      42,794      37,737

 Average Assets............    659,335     600,263     555,216     510,439     471,488

<F1>*Figures prior to 1994 were retroactively restated for various stock dividends, a three-for-two stock split on November 30, 1992, a two-for-one stock split on September
    1, 1994 and for comparative purposes.
<F2>**The dividend in 1995 includes a $.25 per share "Special Dividend" which was declared in the second quarter of 1995.
<F3>***Stockholders' Equity prior to 1993 has been restated for the retroactive effect of
    SFAS No. 109.

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

(All dollar amounts presented in the tables are in thousands, except per share data.)

Results of Operations Summary

     Net income for 1995 was $8,994,000, an increase of $717,000 or 8.7% over the $8,277,000 earned in 1994. The results of 1994 were $475,000 or 6.1%
higher than the $7,802,000 reported in 1993. Earnings per share on net income amounted to $1.52, $1.42, and $1.36 for the years ended 1995, 1994 and 1993 respectively. Earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding which were 5,909,641, 5,837,103 and 5,728,400 for 1995, 1994 and 1993 respectively.
Figures prior to 1994 were retroactively restated to reflect a two-for-one stock split in the form of a 100% stock dividend paid in 1994 and a 5% stock dividend paid in December 1993.

     Return on average total assets was 1.36% in 1995 compared to 1.38% in 1994 and 1.41% in 1993. Return on average stockholders' equity was 15.02% in 1995 compared to 15.47% in 1994 and 16.90% in 1993.

     Growth in earning assets was the primary factor contributing to the increased earnings in 1994, while in 1995, both volume and an increase in rates contributed to increased earnings. As of December 31, 1995, earning assets were approximately $629 million compared to $563 million at December 31, 1994 and $522 million at December 31, 1993. Average earning assets for 1995 increased nearly $49 million to approximately $587 million, up 9.1% from the prior year. Similarly, in 1994 average earning assets increased approximately $40 million, up 8% from 1993. The current year increase as well as the increase in 1994 was primarily due to increases in both loans and investments.

     Average interest-bearing liabilities increased nearly $48 million or 10.2% in 1995 compared to an increase of nearly $29.1 million, or 6.6% in 1994.

     The increase in average earning assets exceeded the increase in average interest-bearing liabilities in both 1995 and 1994.

     Provision for loan losses decreased to $534,000 in 1995 from $1,081,000 in 1994. The provision in 1993 was $2,430,000.

     Non-interest income increased $1,250,000 in 1995. This compares to a decrease of $1,936,000 in 1994. The decrease in 1994 was primarily a result of a decrease in mortgage banking activities due to sudden increases in rates on mortgages originated and sold, as well as decreased volumes of originations and subsequent sales.

     Non-interest expenses increased $1,370,000 or 6.2% in 1995 compared to an increase of $1,005,000 or 4.8% in 1994 over 1993.

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

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "Act") addresses the recapitalization of the bank insurance fund and is designed to limit risk within the banking industry. On August 8, 1995, the Federal Deposit Insurance Corporation (the "FDIC") Board of Directors voted to significantly reduce the deposit premiums paid by most Bank Insurance Fund (the "BIF")-insured institutions to an average of approximately 4.4 cents per $100 of domestic deposits once the FDIC confirmed that the BIF met a reserve ratio of 1.25%. The FDIC determined that the BIF was fully recapitalized at the end of May 1995. As a result, the Bank received a refund in an amount equal to insurance overpayments for the months June through September. Under the new assessment rate schedule for the BIF, the Bank's annual rate went to 4 cents per $100 of assessable deposits, down from the current rate of 23 cents per $100. On November 14, 1995, the FDIC Board of Directors voted to reduce the insurance premiums paid on deposits covered by the BIF, effective for the first semiannual assessment period of 1996. Under the new rate structure for the BIF, assessment rates will be lowered by 4 cents per $100 of assessable deposits for all risk categories, subject to the statutory requirement that all institutions pay at least $2,000 annually for FDIC insurance. Since the Bank is included in the lowest premium paying category, the Bank will pay the statutory annual minimum of $2,000. As a result of the above FDIC action, the Bank experienced a reduction of the FDIC assessment in 1995 over 1994. Under current assessment, the Bank should realize a reduction in 1996 over 1995.

     The passage of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 and the Riegle Community Development and Regulatory Improvement Act may have a significant impact upon the Corporation. The key provisions pertain to interstate banking and interstate branching as well as a reduction in the regulatory burden on the banking industry. Since September 1995, bank holding companies may acquire banks in other states without regard to state law. In addition, banks can merge with other banks in another state beginning in June 1997. States may adopt laws preventing interstate branching but, if so, no out-of-state bank can establish a branch in such state and no bank in such state may branch outside the state. Pennsylvania recently amended the provisions of its Banking Code to authorize full interstate banking and branching under Pennsylvania law and to facilitate the operations of interstate banks in Pennsylvania. As a result of legal and industry changes, management predicts that consolidation will continue as the financial services industry strives for greater cost efficiencies and market share. Management believes that such consolidation may enhance its competitive position as a community bank. There are numerous proposals before Congress to modify the financial services industry and the way commercial banks operate. However, it is difficult to determine at this time what effect such provisions may have until they are enacted into law. Except as specifically described above, management believes that the effect of the provisions of the aforementioned legislation on the liquidity, capital resources and results of operations of the Corporation will be immaterial. Management is not aware of any other current specific recommendations by regulatory authorities or proposed legislation, which if they were implemented, would have a material adverse effect upon the liquidity, capital resources or results of operations, although the general cost of compliance with numerous and multiple federal and state laws and regulations does have and in the future may have a negative impact on the Corporation's results of operations.

     Aside from those matters described above, management does not believe that there are any trends or uncertainties which would have a material impact on future operating results, liquidity or capital resources nor is it aware of any current recommendations by the regulatory authorities which if they were to be implemented would have such an effect.


Net Interest Income

     The primary component of the Corporation's net earnings is net interest income, which is the difference between interest and fees earned on interest-earning assets and interest paid on deposits and borrowed funds. For presentation and analytical purposes, net interest income is adjusted to a taxable equivalent basis. For purposes of calculating yields on tax-exempt interest income, the taxable equivalent adjustment equates tax-exempt interest rates to taxable interest rates as noted in Table 1. Adjustments are made using a statutory federal tax rate of 34% for 1995, 1994 and 1993.

     Table 1 presents average balances, taxable equivalent interest income and expense and the yields earned or paid on these assets and liabilities. The increase in net interest income during 1995 resulted from increased volumes and interest rates in average earning assets. The increases in net interest income during 1994 was due primarily to increases in average earning assets. Average earning assets increased 9.1% in 1995 and 8% in 1994. These increases were primarily funded with interest-bearing liabilities which increased 10.2% in 1995 and 6.6% in 1994.

Table 1 - Distribution of Assets, Liabilities and Stockholders' Equity
          Interest Rates and Interest Differential-Tax Equivalent Yields (Unaudited)

                                                 Years ended December 31,
                                      1995                      1994                      1993
                           Average           Annual  Average           Annual  Average           Annual
                           Balance  Interest  Rate   Balance  Interest  Rate   Balance  Interest  Rate
Assets
Interest bearing deposits
  with banks..............$     30  $      2  6.78%  $     55  $      2  3.79%  $    690 $     27  3.84%
Federal Funds sold.........  7,583       449  5.92%     6,247       264  4.24%     6,234      191  3.07%
Investment securities:
  U.S. Treasury securities. 28,696     1,675  5.84%    26,560     1,471  5.54%    21,447    1,253  5.84%
  U.S. Government agencies. 27,999     1,761  6.29%    23,353     1,395  5.97%    21,832    1,458  6.68%
  State and Municipal
   securities.............. 48,884     4,083  8.35%    44,442     3,781  8.51%    37,451    3,440  9.18%
  Other securities......... 66,990     4,294  6.41%    62,476     3,961  6.34%    52,941    3,726  7.04%
                           -------   ------- ------  --------  ------- ------   --------  ------- -----
Total investment securities172,569    11,813  6.85%   156,831    10,608  6.76%   133,671    9,877  7.39%
Loans:
  Commercial...............226,032    21,284  9.42%   207,844    17,743  8.54%   195,562   16,327  8.35%
  Consumer.................106,171     9,766  9.20%   103,572     8,861  8.56%    99,761    8,878  8.90%
  Mortgages................ 32,739     2,771  8.46%    26,704     2,274  8.51%    27,714    2,490  8.99%
  Leases................... 41,974     4,350 10.36%    36,802     3,667  9.96%    34,533    3,658 10.59%
                           -------   ------- ------  --------  ------- ------   --------  ------- -----
Total loans................406,916    38,171  9.38%   374,922    32,545  8.68%   357,570   31,353  8.77%
                           -------   ------- ------  --------  ------- ------   --------  ------- -----
Total earning assets.......587,098    50,435  8.59%   538,055    43,419  8.07%   498,165   41,448  8.32%
Allowance for loan losses.. (7,155)                    (7,472)                    (5,984)
Cash and due from banks.... 27,763                     27,746                     26,863
Other non-earning assets... 51,629                     41,934                     36,172
                           -------                   --------                   --------
Total non-earning assets... 72,237                     62,208                     57,051
                           -------  -------- ------  -------- -------- ------   -------- -------- ------
Total assets..............$659,335  $ 50,435  7.65%  $600,263 $ 43,419  7.23%   $555,216 $ 41,448  7.47%
                          ========  ======== ======  ======== ======== ======   ======== ======== ======
Liabilities and Stockholders' Equity
Deposits:
  Demand deposits
   Noninterest-bearing....$ 66,133         0   0.00%  $64,446 $      0  0.00%   $ 57,869 $      0  0.00%
  Demand deposits
   Interest-bearing........239,036     7,181   3.00%  229,693    5,375  2.34%    211,406    5,484  2.59%
  Savings deposits......... 54,982     1,333   2.42%   58,864    1,324  2.25%     45,302    1,222  2.70%
  Time deposits............194,512    10,579   5.44%  158,994    6,884  4.33%    163,497    7,085  4.33%
                           -------  --------  ------ --------  ------- ------   --------  ------- ------
Total deposits.............554,663    19,093   3.44%  511,997   13,583  2.65%    478,074   13,791  2.88%

Other borrowed funds....... 29,143     2,060   7.07%   22,144    1,343  6.06%     20,367    1,251  6.15%
Other liabilities.......... 14,856                     12,227                     10,613
Stockholders' equity....... 60,673                     53,895                     46,162
                           -------  --------  ------ --------  ------- ------   --------  ------- ------
Total liabilities and
  Stockholders' equity....$659,335  $ 21,153   3.21% $600,263 $ 14,926  2.49%   $555,216 $ 15,042  2.71%
                          ========  ========  ====== ======== ======== ======   ======== ========  =====
Net interest income/
 Average total assets......         $ 29,282   4.44%          $ 28,493  4.75%            $ 26,406  4.76%
Net interest income/
 Average earning assets....         $ 29,282   4.99%          $ 28,493  5.30%            $ 26,406  5.30%

     Net interest income on a fully taxable equivalent basis increased by $789,000 in 1995 compared to an increase of $2,087,000 in 1994. Table 2 indicates that of the increase in 1995, $1,803,000 was the result of increased volumes. This figure was reduced by $1,014,000 as a result of increases in interest rates. The increase in interest rates had more of an effect on interest paid on interest-bearing liabilities than on earning assets. The increase in 1994 resulted in $2,453,000 from increased volumes while a reduction of $366,000 was realized from decreases in interest rates.

     For the year 1995 compared to 1994, loan volumes, on average, increased nearly $32 million and income earned on loans increased $5,626,000, tax adjusted. This compares to a volume increase of over $17.3 million in 1994 over 1993 with an increase in income earned on loans amounting to $1,192,000. As a result of increased volumes in 1995, nearly $2.8 million contributed to the increase in income on loans. Rates charged on loans began to increase in 1994 and into 1995. The increase in rates generated over $2.8 million of the total increase in income earned on loans. Increased volumes in loans in 1994 contributed over $1.5 million to the increase in income while a reduction of $330,000 was realized due to decreases in interest rates.

     Total investment securities increased over $21.6 million in 1995 over 1994 compared to an increase of over $23.7 million in 1994 over 1993. The increased volumes in both periods were primarily responsible for the increase in interest income on securities. Table 2 indicates that of the increase in interest income in 1995, $1,064,000 was the result of increased volumes while $141,000 resulted from an increase in interest rates. Increased volumes in securities in 1994 contributed over $1.7 million to the increase in income while nearly a $1 million reduction was generated due to decreases in interest rates.

     Interest-bearing deposits, on average, grew over $41 million in 1995. In addition to an increase in interest expense due to volumes, interest expense also increased due to changes in interest rates. Average deposits grew over $27 million in 1994. The lower cost of funds for this period reflect a decrease in interest expense over the 1993 period. The assumption of certain deposit liabilities as a result of the acquisition of two retail banking offices from CoreStates on December 1, 1995 added over $20 million in interest-bearing deposits.

Table 2 - Analysis of Changes in Net Interest Income

     The rate-volume variance analysis set forth in the table below, which is computed on a tax equivalent basis, analyses changes in net interest income for the periods indicated by their rate and volume components.

                              1995 Versus 1994                  1994 Versus 1993
                             Increase (Decrease)               Increase (Decrease)
                              Due to Changes in                 Due to Changes in

                         Volume       Rate        Total     Volume       Rate        Total
Interest Income
Interest on deposits
   with banks...........$    (1)   $      1   $       0    $    (25)   $      0     $   (25)
Interest on federal
   funds sold...........     57         128         185           0          73          73
Interest on investment
   securities...........  1,064         141       1,205       1,711        (980)        731
Interest and fees on
   loans................  2,777       2,849       5,626       1,522        (330)      1,192
                        -------    --------   ---------    --------    --------     -------
Total interest income...$ 3,897    $  3,119   $   7,016    $  3,208    $ (1,237)    $ 1,971
                        -------    --------   ---------    --------    --------     -------
Interest Expense
Interest on
  interest-bearing
   demand deposits......$   219    $  1,587   $   1,806    $    474    $   (583)    $  (109)
Interest on
  savings deposits......    (87)         96           9         366        (264)        102
Interest on
  time deposits.........  1,538       2,157       3,695        (195)         (6)       (201)
Interest on
  borrowed funds........    424         293         717         110         (18)         92
                        -------    --------    --------    --------    ---------   --------
Total interest expense..$ 2,094       4,133       6,227    $    755    $   (871)   $   (116)
                        -------    --------    --------    --------    ---------   --------
Net interest income.....$ 1,803    $ (1,014)  $     789    $  2,453    $   (366)   $  2,087
                        =======    ========    ========    ========    ========    ========

Provision for Loan Losses

     The provision for loan losses charged against earnings was $534,000 in 1995 compared to $1,081,000 in 1994 and $2,430,000 in 1993. The provision reflects the amount deemed appropriate by management to produce an adequate reserve to meet the present and foreseeable risk characteristics of the loan portfolio. Management's judgement is based on the evaluation of individual loans and their overall risk characteristics, past loan loss experience, and other relevant factors. Net charge-offs amounted to $394,000 in 1995, $621,000 in 1994 and $650,000 in 1993.

     The provision for loan loss was greater during 1993 in order for the Bank to provide an adequate reserve based on the evaluation of individual loans and their current characteristics and current economic condition. The reserve accordingly was increased to 2.00% of net loans outstanding. The allowance for loan losses as a percent of loans at December 31, 1994 was 1.95%, while at December 31, 1995 it was 1.82%.

Non-Interest Income

Table 3 - Non-Interest Income

                                            1995/1994               1994/1993
                                             Increase                Increase
                                            (Decrease)              (Decrease)
                                   1995   Amount     %     1994   Amount    %    1993
Income from fiduciary activities..$  856 $   114   15.4% $  742 $   103   16.1%$   639
Service charges on deposit
   accounts....................... 2,010     212   11.8%  1,798     (93)  (4.9%) 1,891
Other service charges, commissions
   and fees....................... 1,716     177   11.5%  1,539     (38)  (2.4%) 1,577
Mortgage banking income...........   525    (110) (17.3%)   635  (1,800) (73.9%) 2,435
Other operating income............ 3,186     857   36.8%  2,329    (100)  (4.1%) 2,429
Investment securities gains or
   (losses).......................     0       0      0%      0      (8)(100.0%)     8
                                   -----  ------  ------ ------ -------  ------ ------
Total.............................$8,293 $ 1,250   17.7% $7,043 $(1,936) (21.6%)$8,979
                                  ====== =======  ======  ====== ======  ====== ======

      Non-interest income, recorded as other operating income, consists of income from fiduciary activities, service charges on deposit accounts, other service charges, commissions and fees, mortgage banking income and other income such as safe deposit box rents and income from operating leases.

     Income from fiduciary activities in the amount of $856,000 in 1995 was $114,000 or 15.4% greater than the $742,000 recorded in 1994. Income in 1994 was $103,000 or 16.1% greater than the $639,000 recorded in 1993. Fees increased primarily due to increased transaction volumes.

     Service charges on deposit accounts increased to $2,010,000, an increase of $212,000 or 11.8% over 1994 service charge income of $1,798,000. Service charges on deposit accounts in 1994 was $93,000 less than the $1,891,000 reported for 1993.

     Other service charges, commissions and fees amounted to $1,716,000 in 1995 compared to $1,539,000 in 1994 and $1,577,000 in 1993. A major contributor to the increase in 1995 was certain fees relating to VISA operations.

     Income from mortgage banking activities in the amount of $525,000 decreased $110,000 over 1994, due primarily to an increase in interest rates which had an effect on the number of refinancings. This compares to a decrease of $1,800,000 in 1994 over 1993. In 1990 the Bank began originating and selling qualified residential mortgage loans in the secondary market. All mortgages sold were originated by the Bank's network of 25 branches within its market area. All mortgages sold were purchased by the Federal Home Loan Mortgage Corporation (Freddie Mac), with the Bank retaining all mortgage servicing rights. No mortgages have been acquired from third parties, nor have any servicing rights been purchased. The Bank's mortgage servicing portfolio totaled $142 million as of December 31, 1995.

     The year 1993 was outstanding for the Bank's mortgage banking operation, with $72 million in mortgage sales from the Bank's marketplace. These operations contributed $2.4 million of other income in 1993, compared to $635,000 in 1994 and $525,000 in 1995. The falling interest rate environment through most of the 1993 period resulted in extraordinary volumes of mortgage refinancings, coupled with a strong local market for real estate sales. An estimated 65% of this volume involved mortgage refinancings. The decrease in mortgage banking income in 1995 and 1994 was a result of the sudden and continuing increases in rates on mortgages originated and sold, as well as decreased volumes of originations and subsequent sales. The period in 1993 reflects larger volumes due to refinancings. Mortgage sales amounted to approximately $24 million in 1994 and $16.1 million in 1995.

     Other operating income increased $857,000 to $3,186,000 in 1995 from $2,329,000 in 1994. Other income for 1993 was $2,429,000. A major contributor to other operating income is income generated from operating leases. Income on operating leases increased over $476,000 in 1995 over 1994. Another contributor to the increase in 1995 was nearly a $270,000 gain on other real estate sold.

     Investment securities transactions reflect a gain of $8,000 in 1993. The gain listed for this year resulted when certain securities were called at a premium. Securities had been written to par when calls were made thus generating a gain on the securities called. There were no securities sold during 1995, 1994 or 1993.

     The Bank does not engage in trading activities. Therefore, there was no impact on current year earnings or a restatement of previously issued financial statements in connection with the adoption of SFAS 115.

     As a result of the above, total other operating income increased $1,250,000 in 1995 over 1994 compared to a decrease of $1,936,000 in 1994 over 1993.

Non-Interest Expense

Table 4 - Non-Interest Expense

                                         1995/1994               1994/1993
                                          Increase                Increase
                                         (Decrease)              (Decrease)
                                   1995   Amount    %      1994   Amount   %     1993
Salaries and employee benefits...$13,040 $   776   6.3%  $12,264 $  698   6.0% $11,566
Net occupancy expense............. 1,721     244  16.5%    1,477    122   9.0%   1,355
Furniture & equipment expense..... 1,605     226  16.4%    1,379    126  10.1%   1,253
FDIC insurance assessment.........   622    (506)(44.9%)   1,128     76   7.2%   1,052
Other operating expense........... 6,435     630  10.9%    5,805    (17)  (.3%)  5,822
                                   -----  ------  -----    -----  -----  -----   -----
Total............................$23,423 $ 1,370   6.2%  $22,053 $1,005   4.8% $21,048
                                 ======= =======  =====  ======= ======  ===== =======

     Non-interest expense consists of salaries and employee benefits, net occupancy expense, furniture and equipment expense and other operating expenses.

     Total operating expenses for 1995 were $23,423,000 compared to $22,053,000 in 1994. This represented an increase of $1,370,000 or 6.2%. This compares to an increase of $1,005,000 or 4.8% in 1994.

     The largest component of the Corporation's other operating expense is salaries and employee benefits which increased to $13,040,000 in 1995 or $776,000 (6.3%) over the $12,264,000 reported in 1994. In 1994, expenses increased $698,000 (6%) over the $11,566,000 reported in 1993. The increase in 1995 and 1994 was primarily due to increases in staff as well as increases in wages and increased costs of employee benefits. During 1995, three branch offices were opened and two branch offices were acquired from another financial institution.

     Occupancy expense increased $244,000 or 16.5% to $1,721,000 in 1995 from $1,477,000 in 1994. By comparison, during 1994, there was an increase of $122,000 or 9%. Two new branch facilities were added in late 1993 which added to the expense of 1994. In 1995, the Bank completed construction of a new headquarters building which also includes branch banking facilities. In addition, two new branch offices were opened and two branch offices were acquired from another financial institution in 1995. These additions contributed to the increase in occupancy expense.

     Furniture and equipment expenses were $1,605,000 for 1995 and $1,379,000 for 1994. This represents an increase of $226,000 or 16.4%. Reflected in this increase is an increase of depreciation expense in 1995 amounting to $138,000. Service contracts on equipment was another major contributor to the increase in 1995. Expenses in 1994 were $126,000 greater than those recorded in 1993.

     There was a significant reduction in the FDIC insurance assessment in 1995 over 1994. The assessment for 1995 was $622,000 compared to $1,128,000 in 1994. This reduction was a result of a new assessment rate schedule approved by the FDIC. Under the new assessment rate schedule, the Bank's annual rate went to 4 cents per $100 of assessable deposits, down from the rate of 23 cents per $100. The new rate was effective June 1, 1995.

     Other operating expenses increased $630,000 or 10.9% in 1995 compared to a decrease of $17,000 in 1994. The increase noted in 1995 is in line with rising costs associated with acquiring services covered in this category of expense. Expenses covered in this category include postage, Pennsylvania Shares Tax, advertising and marketing, professional services, telephone, stationery and forms, ATM fees, VISA fees, insurance premiums, expense of other real estate owned and other expense categories not specifically identified on the income statement. Contributing to the increase in 1995 were increases in marketing expense, Pennsylvania Shares Tax, professional services, postage, stationery and forms, VISA fees, telephone expense and expenses related to other real estate owned.

Income Taxes

     Income tax expense totaled $3,039,000 in 1995 compared to $2,637,000 in 1994 and $2,749,000 in 1993. These increases resulted from higher levels of taxable income and increased earnings each year. The Corporation's effective tax rate was 25.3% in 1995 compared with 24.2% in 1994 and 26.1% in 1993. Utilization of tax credits in 1995 and 1994 resulted in a lower effective tax rate than 1993 even though income before taxes increased in each of those two years.

Financial Condition

Investment Portfolio

Table 5 - Investment Securities at Cost

     The following table shows the amortized cost of the held-to-maturity securities owned by the Corporation as of the dates indicated. Investment securities are stated at cost adjusted for amortization of premiums and accretion of discounts.

                                                    December 31,
                                           1995        1994         1993
U.S. Treasury securities................$  18,837   $  28,225    $  23,996
Obligations of other U.S. Government
  agencies and corporations.............   18,473      24,101       22,880
Obligations of states and political
  subdivisions..........................   40,212      50,472       43,491
Mortgage-backed securities..............    3,854       5,122        5,834
Other bonds, notes and debentures.......   38,944      50,811       47,959
                                        ---------   ---------    ---------
Subtotal................................  120,320     158,731      144,160
Non-marketable securities (1)...........    2,565       2,429        2,305
                                        ---------   ---------    ---------
Total...................................$ 122,885   $ 161,160    $ 146,465
                                        =========   =========    =========

(1) Prior to adoption of SFAS 115 at January 1, 1994, all equity securities were included in this category.



     The following table shows the amortized cost and fair value of the available-for-sale securities owned as of the dates indicated. During December, 1995 the Corporation was given the opportunity for a one-time transfer of securities from the held-to-maturity category to the available-for-sale category. As the table indicates, securities were moved to the available-for-sale category for U.S. Treasury securities, obligations of other U.S. Government agencies and corporations, obligations of states and political subdivisions and other bonds, notes and debentures. A total of $54,218,000 was moved from held-to-maturity to available-for-sale.


                                          December 31,
                                             1995                1994
                                     Amortized   Fair    Amortized   Fair
                                  Cost     Value       Cost    Value
                                     --------- --------- --------  --------
 U.S. Treasury securities............$  11,046 $  11,155 $  1,472  $  1,457
 Obligations of other U.S. Government
   agencies and corporations..........  15,489    15,632     none      none
 Obligations of states and political
   subdivisions.......................  19,622    19,945     none      none
 Mortgage-backed securities...........   1,249     1,242    1,344     1,256
 Other bonds, notes and debentures....  19,013    19,247    5,593     5,501
                                      -------- --------- --------  --------
 Subtotal.............................  66,419    67,221    8,409     8,214
 Equity securities....................      88     1,746        7       837
                                      -------- --------- --------  --------
 Total................................$ 66,507 $  68,967 $  8,416  $  9,051
                                      ======== ========= ========  ========


Table 6 - Investment Securities (Yields)

     The following table shows the maturities of held-to-maturity debt securities at amortized cost as of December 31, 1995 and approximate weighted average yields of such securities. Yields are shown on a tax equivalent basis, assuming a 34% Federal income tax rate.

                                  Over 1 thru     Over 5 thru
               1 Year and less      5 Years         10 Years     Over 10 Years      Total
                 Amount  Yield   Amount  Yield   Amount  Yield   Amount  Yield  Amount   Yield
U.S. Treasury
 securities....$  5,861  6.31% $ 12,976  5.68% $    ---   --%   $  ---    ---% $ 18,837  5.88%
Obligations of
 other U.S.
 Government
 agencies and
 corporations..   3,742  6.67%   12,237  5.82%    1,994  7.25%      500  7.50%   18,473  6.19%
Obligations of
 states and
 political sub-
 divisions.....   3,602  8.85%   14,039  8.36%   16,207  7.97%    6,364  7.77%   40,212  8.15%
Mortgage-backed
 securities....     475  7.94%    2,569  7.91%      615  8.52%      195  8.07%    3,854  8.02%
Other bonds,
 notes and
 debentures....  11,544  6.05%   27,151  6.29%      249  7.04%     ---    ---%   38,944  6.22%
               -------- ------ -------- ------ -------- ------  ------- ------ -------- ------
               $ 25,224  6.64% $ 68,972  6.57% $ 19,065  7.90%  $ 7,059  7.76% $120,320  6.86%
               ======== ====== ======== ====== ======== ======  ======= ====== ======== ======

     The following table shows the maturities of available-for-sale debt securities at amortized cost as of December 31, 1995 and approximate weighted average yields of such securities. Yields are shown on a tax equivalent basis, assuming a 34% Federal income tax rate.

                                  Over 1 thru     Over 5 thru
               1 Year and less      5 Years         10 Years     Over 10 Years      Total
                 Amount  Yield   Amount  Yield   Amount  Yield   Amount  Yield   Amount  Yield
U.S. Treasury
 securities....$  1,000  7.24% $  9,537  5.94% $    509  7.59%  $  ---    ---% $ 11,046  6.13%
Obligations of
 other U.S.
 Government
 agencies and
 corporations..   2,002  6.32%    9,389  6.38%    4,098  6.79%     ---    ---%   15,489  6.48%
Obligations of
 states and
 political sub-
 divisions.....     ---   ---%    1,699  7.62%   11,256  7.71%    6,667  8.20%   19,622  7.87%
Mortgage-backed
 securities....     248  8.35%    1,001  5.78%      ---   ---%     ---    ---%    1,249  6.29%
Other bonds,
 notes and
 debentures....   2,359  6.87%   16,654  6.44%      ---   ---%     ---    ---%   19,013  6.49%
               -------- ------ -------- ------ -------- ------  ------- ------ -------- ------
               $  5,609  6.80% $ 38,280  6.34% $ 15,863  7.47%  $ 6,667  8.20% $ 66,419  6.83%
               ======== ====== ======== ====== ======== ======  ======= ====== ======== ======

Loans

Table 7 - Loan Portfolio

     The following table sets forth the composition of the Corporation's loan portfolio as of the dates indicated:

                                             December 31,
                               1995         1994         1993         1992         1991
Commercial, financial and
  agricultural..............$  228,058   $  208,918   $  191,431   $  172,482   $  152,726
Real estate-construction...      6,378        8,542       10,265       16,044       12,147
Real estate-mortgage.......     33,124       30,505       22,335       30,445       31,943
Consumer...................    116,210      106,921      101,256       99,444       94,404
Lease financing (net of
  unearned income).........     43,904       38,771       35,443       32,768       31,283
                            ----------   ----------   ----------   ----------   ----------
Total loans.................$  427,674   $  393,657   $  360,730   $  351,183   $  322,503
                            ==========   ==========   ==========   ==========   ==========

Table 8 - Loan Maturity and Interest Sensitivity

     The following table sets forth the maturity and interest sensitivity of the loan portfolio as of December 31, 1995:

                                                   After one
                                         Within    but within     After
                                        one year   five years   five years   Total
Commercial, financial and agricultural..$104,193    $  61,575   $  62,290  $ 228,058
Real estate-construction................   5,186        1,192       ---        6,378
                                        ---------   ---------   ---------  ---------
                                        $109,379    $  62,767   $  62,290  $ 234,436
                                        =========   =========   =========  =========

     Loans due after one year totaling $76,957,000 have variable interest rates. The remaining $48,100,000 in loans have fixed rates.


Table 9 - Nonaccrual, Past Due and Restructured Loans

     The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans:

                                                                    December 31,
                                             1995         1994         1993           1992         1991
Nonaccrual loans..........................$  1,010     $  2,127     $  2,960       $  4,129      $  1,414
Accruing loans, past due
  90 days or more.........................     330        1,127          522            519           409
                                          --------     --------     --------       --------      --------
Total non-performing loans................   1,340        3,254        3,482          4,648         1,823
Other real estate owned...................     252          759          251            360           250
                                          --------     --------     --------       --------      --------
Total non-performing assets...............$  1,592     $  4,013     $  3,733       $  5,008      $  2,073
                                          ========     ========     ========       ========      ========

Ratios:
  Non-performing loans to
     total loans.........................     .31%         .83%         .97%          1.33%          .57%
  Non-performing assets to
     total loans and other
     real estate owned...................     .37%        1.02%        1.04%          1.44%          .65%
  Non-performing assets to
     total assets........................     .22%         .63%         .63%           .92%          .42%
  Allowance for loan losses to
     non-performing loans................   580.6%       234.8%       206.2%         116.1%        241.4%

     The economic conditions within the Corporation's market area remained healthy in 1995. This is reflected in the unemployment rate for Lancaster County, which is the Bank's primary market area. The jobless rate has stayed relatively stable during the past year with an average of 4.2%, down from 4.4% in 1994 and 4.5% in 1993. Lancaster County's unemployment rate has historically been and continues to be one of the lowest among Pennsylvania's 14 metropolitan regions. It also remains well below the state unemployment rate of 6.3% that was reported for November 1995.

     The strength in the employment sector in Lancaster County was also seen at the national level. The nation's unemployment rate spent the year in a narrow band that many analysts believe is close to full employment as the current recovery completes five years of growth. The prediction is for "solid growth" for the local economy this year, some of that because of the political environment in that this is an election year.

     The Bank's loan delinquency, as a percent of loans outstanding, declined during 1995. At December 31, 1995, this rate stood at .58% compared to 1.33% and 1.45% for December 31, 1994 and December 31, 1993, respectively. The decline in 1995 is attributed to the overall strength in the local and national economies, the installation of a computerized collection system and a substantial decline in non-accrual loans. The .58% is the lowest reported by the Bank in recent history and exceeded expectations. During the year, total nonaccrual loans and other real estate owned declined to $1,262,000 representing a decline of 56% from December 31, 1994. Total non-performing assets declined to $1,592,000 compared to $4,013,000 for December 31, 1994 representing a 60% decline. The significant decline in non-accruals, other real estate and non-performing assets was primarily due to concentrated workout efforts, aided by improved economic conditions and individual borrower performance. These factors resulted in improved payment performance and payoffs.

     The Bank's reserve coverage continued its improvement during the year as reserves as a percent of non-performing loans increased to 581% compared with 235% for December 31, 1994.

     A portion of the Bank's loan portfolio consists of loans to agricultural-related borrowers. These loans consist of loans for a variety of purposes within the industry. Agriculture remains strong in the county. Pennsylvania is one of the top 20 farm markets in the country. A barometer of Lancaster County's agricultural health indicates steady growth in most areas. While the Bank is hopeful that this portion of its loan portfolio will continue to show growth, it should be noted that these loans are susceptible to a variety of external factors such as adverse climate, economic conditions, etc., in addition to factors common to other industries.

     Statistics on the local real estate market indicated residential construction lagged behind the previous year's levels by 21%, while non-residential construction surged 78% in part due to corporate expansions.
After a record-setting year in 1993 for home sales, home sales have declined and were down about 4% from 1994, but the third and fourth quarters produced a strong rebound. Declining interest rates have contributed to this rebound which is expected to continue into at least the first half of 1996. Occupancy rates for the best commercial office space remained high, and it is believed good industrial space is in short supply.

     Most of the Bank's business activity is with customers located within the Bank's defined market area. Since the majority of the Bank's real estate loans are located within this area, a substantial portion of the debtor's ability to honor their obligations and increases and decreases in the market value of the real estate collateralizing such loans may be affected by the level of economic activity in the market area.

       The general policy has been to cease accruing interest on loans when it is determined that a reasonable doubt exists as to the collectibility of additional interest. Interest income on these loans is only recognized to the extent payments are received. Loans on a nonaccrual status amounted to $1,010,000 at December 31, 1995 compared to $2,127,000 at December 31, 1994.
If interest income had been recorded on all such loans for the years indicated, such interest income would have been increased by approximately $143,997 and $276,956 for 1995 and 1994 respectively. Interest income recorded on non-accrual loans amounted to $93,795 and none for 1995 and 1994 respectively. Potential problem loans are loans which are included as performing loans, but for which possible credit problems of the borrower causes management to have doubts as to the ability of such borrower to comply with present repayment terms and which may eventually result in disclosure as a non-performing loan. At December 31, 1995 there were no such loans that had to be disclosed as potential problem loans.

     SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures", an amendment of SFAS No. 114, was implemented at the beginning of 1995. The Bank has defined impaired loans as all loans on nonaccrual status, except those specifically excluded from the scope of SFAS No. 114, regardless of the credit grade assigned by loan review. All impaired loans were measured by utilizing the fair value of the collateral for each loan. When the measure of an impaired loan is less than the recorded investment in the loan, the Bank will compare the impairment to the existing allowance assigned to the loan. If the impairment is greater than the allowance, the Bank will adjust the existing allowance to reflect the greater amount or take a corresponding charge to the provision for loan losses. If the impairment is less than the existing allowance for a particular loan, no adjustments to the allowance or the provision for loan and lease losses will be made. There was no adjustment necessary for the impaired loans for the periods indicated.

     The average amount of nonaccruals for the fourth quarter of 1995 was $1,112,405 while the average for 1995 was $1,476,100.


     The following table presents information concerning impaired loans at December 31, 1995:


     Gross impaired loans which have allowances..........$1,010
        Less: Related allowances for loan losses.........   349
                                                         ------
     Net impaired loans..................................$  661
                                                         ======

     At December 31, 1995, there were no concentrations exceeding 10% of total loans. A concentration is defined as amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly affected by changes in economic or other conditions. There were no foreign loans outstanding at December 31, 1995.

Allowance for Loan Losses

Table 10 - Summary of Loan Loss Experience

                                        Years ended December 31,
                                1995     1994     1993     1992     1991
Allowance for Loan Losses:
Beginning balance.............$ 7,640  $ 7,180  $ 5,400  $ 4,400  $ 3,375
Loans charged off during year:
  Commercial, financial and
    agricultural..............     50      157      194      843      327
  Real estate mortgage........    252      235      392      201       19
  Consumer....................    360      360      290      471      420
  Lease financing.............     14       10       14       97      144
                              -------  -------  -------  -------  -------
  Total charge-offs...........    676      762      890    1,612      910
                              -------  -------  -------  -------  -------
Recoveries:
  Commercial, financial and
    agricultural..............    117       61      157      232       37
  Real estate mortgage........     72        2        8     none       13
  Consumer....................     91       77       63       76       58
  Lease financing.............      2        1       12        8       38
                              -------  -------  -------  -------  -------
  Total recoveries............    282      141      240      316      146
                              -------  -------  -------  -------  -------
Net loans charged off.........    394      621      650    1,296      764
Additions charged to
  operations..................    534    1,081    2,430    2,296    1,789
                              -------  -------  -------  -------  -------
Balance at end of year........$ 7,780  $ 7,640  $ 7,180  $ 5,400  $ 4,400
                              =======  =======  =======  =======  =======

Ratio of net loans charged
  off to average loans
  outstanding.................   .10%     .17%     .18%     .39%     .24%
Ratio of net loans charged
  off to loans at end of year.   .09%     .16%     .18%     .37%     .24%
Net loans charged off to
  allowance for loan losses..   5.06%    8.13%    9.05%   24.00%   17.36%
Net loans charged off to
  provision for loan losses..  73.78%   57.45%   26.75%   56.45%   42.71%
Allowance for loan losses as a
  percent of average loans...   1.91%    2.04%    2.01%    1.64%    1.39%
Allowance for loan losses
  as a percent of loans at
  end of year................   1.82%    1.95%    2.00%    1.55%    1.38%
Allowance for loan losses
  as a percent of
  non-performing loans.......  580.6%   234.8%   206.2%   116.1%   241.4%


     The Bank experienced an improvement in net charge-offs recorded during 1995. For the year, the Bank recorded net charge-offs of $394,000 or .10% of average loans outstanding, compared to $621,000 or .17% of average loans in 1994 and $650,000 or .18% of average loans in 1993. The low level of net charge-offs is partially attributed to an aggressive collection of previously charged-off loans.

     The reduction in the provision for loan losses in 1995 reflects the strength in the local economy and the improvements in the Bank's delinquency rate, non-accruals, non-performing assets and problem loans.

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

Table 11 - Allocation of Allowance for Loan Losses

                                                     December 31,
                                                   1995        1994
 Commercial, financial and agricultural..........$ 3,710     $ 4,219
 Real estate - mortgage..........................      3          39
 Consumer........................................    523         677
 Leases..........................................    600         612
 Unallocated.....................................  2,944       2,093
                                                 -------     -------
 Total...........................................$ 7,780     $ 7,640
                                                 =======     =======


Deposits

Table 12 - Average Deposit Balances and Rates Paid

     The average amounts of deposits and rates paid for the years indicated, are summarized below:

                                          1995             1994             1993
                                     Amount   Rate    Amount   Rate    Amount   Rate
Demand deposits.....................$ 66,133   ---   $ 64,446   ---   $ 57,869   ---
Interest-bearing demand deposits.... 239,036  3.00%   229,693  2.34%   211,406  2.59%
Savings deposits....................  54,982  2.42%    58,864  2.25%    45,302  2.70%
Time deposits....................... 194,512  5.44%   158,994  4.33%   163,497  4.33%
                                    --------  -----  --------  -----  --------  -----
                                    $554,663  3.44%  $511,997  2.65%  $478,074  2.88%
                                    ========  =====  ========  =====  ========  =====

Table 13 - Deposit Maturity

     The maturities of time deposits of $100,000 or more are summarized below:

                                                      December 31,
                                                     1995       1994
    Three months or less..........................$  5,881   $  6,075
    Over three thru six months....................   3,811      2,889
    Over six thru twelve months...................   5,270      6,375
    Over twelve months............................   8,976      5,334
                                                   -------    -------
    Total.........................................$ 23,938   $ 20,673
                                                   =======    =======

Capital

     Stockholders' equity increased over $6.6 million or 11.6% in 1995 to $63,909,000. Total stockholders' equity at December 31, 1994 in the amount of $57,285,000 represents an increase of $7.8 million or 15.8% over the $49,467,000 reported at December 31, 1993. Net earnings retained after the payment of dividends as well as capital acquired through stock issued pursuant to a dividend reinvestment and stock purchase plan and employee stock plan generated the greatest portion of this growth in stockholders' equity. In addition, stockholders' equity increased $1.2 million in 1995 due to an increase in net unrealized gains on investment securities available-for-sale, net of taxes. Included in dividends declared for 1995 is $1,478,000 which represents a $.25 per share "Special Dividend" which was declared in the second quarter of 1995. Dividends declared amounted to $5,260,000, $3,386,000 and $2,985,000 for 1995, 1994 and 1993 respectively. In 1989, federal regulatory authorities approved risk-based capital guidelines applicable to banks and bank holding companies in an effort to make regulatory capital more responsive to the risk exposure related to various categories of assets and off-balance sheet items. These guidelines require that banking organizations meet a minimum risk-based capital, define the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of capital requirements. The components of total capital are called Tier 1 and Tier 2 capital. In the case of the Bank, Tier 1 capital is the shareholders' equity and Tier 2 capital is the allowance for loan losses. The risk-based capital ratios are computed by dividing the components of capital by risk-weighted assets. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet items. Regulatory authorities have decided to exclude the net unrealized holding gains and losses on available-for-sale securities from the definition of common stockholders' equity for regulatory capital purposes. However, national banks will continue to deduct unrealized losses on equity securities in their computation of Tier 1 capital.
Therefore, national banks will continue to report the net unrealized holding gains and losses on available-for-sale securities in the reports of condition and income submitted to federal regulators as required by SFAS 115 and the financial reports prepared in accordance with generally accepted accounting principles, but will exclude these amounts from calculations of Tier 1 capital. In addition, national banks should use the amortized cost of available-for-sale debt securities (as opposed to fair value) to determine the average total assets as well as the risk-weighted assets used in the calculations of the leverage and risk-based capital ratios. The ratios below and in Table 14 reflect the above definition of common stockholders' equity which includes common stock, capital surplus and retained earnings, less net unrealized holding losses on available-for-sale equity securities with readily determinable fair values. The Bank's ratios at December 31, 1995, 1994 and 1993 were above the final risk-based capital standards that require Tier 1 capital of at least 4% and total risk-based capital of 8% of risk-weighted assets. The Tier 1 capital ratio at December 31, 1995 was 10.95% and the total risk-based capital ratio was 12.21%, which exceeds the minimum capital guidelines. Tier 1 capital ratio was 11.05% and the total risk-based capital ratio was 12.30% at December 31, 1994 while Tier 1 capital ratio was 10.67% and the total risk-based capital ratio was 11.92% at December 31, 1993.


     The Bank began in mid-1994 and continued into 1995 the construction of a new headquarters building which includes a branch banking office and headquarters for the Corporation. The three-story building contains approximately 53,000 square feet with approximately 10,000 square feet of this total leased to other tenants. Land cost for the construction site was $1,570,000. To date, the Bank has paid $5,453,002 of the projected cost of $5,720,000. The capital expenditures relating to this building were financed out of existing capital resources. The Bank did not and does not expect to incur any indebtedness relating to this new facility. The reduction in earning assets and the expenses relating to the new facilities will be offset somewhat to the extent there will be an elimination of expenses relating to the previous headquarters building leased by the Bank. Management does not expect this to have a material impact on future reported results of operations, even though this will result in the application of a material amount of capital.


Table 14 - Capital and Performance Ratios

     The following are selected ratios for the years ended December 31:

                                                   1995       1994       1993
   Return on average assets......................  1.36%      1.38%      1.41%
   Return on average equity...................... 15.02%     15.47%     16.90%
   Dividend payout ratio......................... 58.48%     40.91%     38.26%
   Average total equity to average assets........  9.10%      8.89%      8.31%
   Total equity to assets at year end............  8.79%      8.99%      8.41%
   Primary capital ratio.........................  9.78%     10.07%      9.52%
   Tier 1 risk-based capital ratio............... 10.95%     11.05%     10.67%
   Total risk-based capital ratio................ 12.21%     12.30%     11.92%


Liquidity and Interest Rate Sensitivity

     Liquidity is the ability to meet the requirements of customers for loans and deposit withdrawals in the most economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost. Liquidity from asset categories is provided through cash, noninterest-bearing and interest-bearing deposits with banks, federal funds sold and marketable investment securities maturing within one year.
Securities maturing within one year amounted to $30,833,000 at December 31, 1995 compared to $24,840,000 at December 31, 1994. Interest-bearing deposits with banks totaled $24,000 at December 31, 1995 compared to $24,000 at December 31, 1994. Federal funds sold totaled $9,350,000 at December 31, 1995 compared to no funds sold at December 31, 1994.

     The loan portfolio also provides an additional source of liquidity due to the Bank's participating in the secondary mortgage market. Sales of residential mortgages into the secondary market were approximately $16.1 million in 1995 and $24 million in 1994, which allowed the Bank to meet the needs of customers for new mortgage financing. The loan portfolio also provides significant liquidity by repayment of loans by maturity or scheduled amortization payments.

     On the liability side, liquidity is available through customer deposit growth and short term borrowings.

     Liquidity must constantly be monitored because future customer demands for funds are uncertain. The amount of liquidity needed is determined by the changes in levels of deposits and in the demand for loans. Management believes that the sources of funds mentioned above provide sufficient liquidity.

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

     Management considers factors in addition to volume of liability funding (deposits) subject to rate change to more accurately reflect future impact to the net interest margin. All interest rates do not move in full and equal amounts for loans and deposits. Deposit rates historically lag loans in rate movement, and rate movement occurs to a smaller degree for deposits than loans. Modeling is used to forecast projected impact to the net interest margin as a result of rate movements, either increasing or decreasing. For example, prime base rate has changed 20 times since 1988 (movement from a high of 11.5% to a low of 6.0% - a range of 5.5%). During this period, NOW account deposit rates have also experienced rate changes (movement from a high of 4.85% to a low of 1.73% - a range of 3.12%). Historic pricing correlations have been calculated for all interest-bearing products for rate change repricing impact as - immediate, three month and six month time periods. As illustrated in Table 15, management's view of interest rate sensitivity reflects a calculated interpretation of net interest margin exposure to rate changes. Pricing correlations are constantly refined by management. There is no guarantee that past history will accurately reflect future changes.

     Interest repricing of assets and liabilities is measured over future time periods (interest rate sensitivity gaps). While all time gaps are measured, management's primary focus is the cumulative gap through six months, as this time frame directly impacts net interest income in the near term time horizon and is most difficult to make reactive adjustment to actual rate movements.

     Excluded from the interest rate sensitivity gaps are "matched" funded fixed rate leases and associated fixed rate debt totaling $20.5 million.

     During 1995, the net interest income tax-equivalent yield on average earning assets dropped to 4.99% from 5.30 % in 1994 and 5.30% in 1993. Prime rate in 1995 started at 8.5%, moving up to 9% in February, down to 8.75% in July and finally dropping to 8.50% in December. The average tax-equivalent yield on earning assets increased in 1995 to 8.59%, up from 8.07% in 1994. Average earning assets increased by $49,000,000 to $587,098,000 in 1995. Deposit funding (average balances) increased nearly $42,700,000 in 1995.
Total deposit cost increased to 3.44% from 2.65% in 1994. This cost increase resulted from increased competition locally for certificates of deposit during the first quarter of 1995. Certificate of deposit growth for 1995 was nearly $35,600,000, with an average cost in 1995 of 5.44% compared to 4.33% in 1994. Borrowings also increased by $7,000,000 with an average cost of 7.07% compared to 6.06% in 1994.

Table 15 - Interest Rate Sensitivity Gaps

                                       0-30      31-90      91-180     181-365       Over
Interest Earning Assets (I.E.A.)       Days       Days       Days        Days       1 year
Fed Funds sold......................$   9,350  $       0   $       0  $       0  $       0
Investment securities................   2,605      6,535       6,315     14,299    161,137
Loans - Maturities...................   6,070     15,448      23,449     38,026    344,280
Loans - Variable Rate................ 116,251        533       2,655      5,044          0
                                    ---------   --------    --------   --------   --------
Total...............................$ 134,276  $  22,516   $  32,419  $  57,369  $ 505,417
Cumulative..........................$ 134,276  $ 156,792   $ 189,211  $ 246,580  $ 751,997

Interest Bearing Liabilities (I.B.L.)
C/D's $100,000 and over.............$   2,621  $   3,560   $   2,969  $   2,411  $   3,647
Certificates of Deposit - Maturities.  10,426     20,053      30,868     33,835    103,318
Interest Deposits - Variable Rate....  96,294     31,406      16,776     17,644    156,959
Short-term borrowings................   2,234          0           0        621          0
                                     --------   --------     -------   --------   --------
Total...............................$ 111,575  $  55,019   $  50,613  $  54,511  $ 263,924
Cumulative..........................$ 111,575  $ 166,594   $ 217,207  $ 271,718  $ 535,642

Period GAP (Dollars)................$  22,701  $ (32,503)  $ (18,194) $   2,858  $ 241,493
I.E.A./I.B.L.%.......................     120%        41%         64%       105%       192%

Cumulative GAP (Dollars)............$  22,701  $  (9,802)  $ (27,996) $ (25,138) $ 216,355
Cumulative I.E.A./I.B.L.%............     120%        94%         87%        91%       140%

Regulatory Presentation
Assets (cumulative).................$ 134,276  $ 156,792   $ 189,211  $ 246,580  $ 751,997
Funding (cumulative)................$ 334,360  $ 357,973   $ 391,810  $ 428,056  $ 535,021
                                     --------   --------    --------   --------   --------
Cumulative GAP (Dollars)............$(200,084) $(201,181)  $(202,599) $(181,476) $ 216,976
Cumulative I.E.A./I.B.L.%............      40%        44%         48%        58%       141%

New Financial Accounting Standards

     The Financial Accounting Standard Board ("FASB") issued its Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in March 1995. This statement applies to long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and to long-lived assets and certain identifiable intangibles to be disposed of. The statement applies to all entities. This statement does not apply to financial instruments, long-term customer relationships of a financial institution, mortgage and other servicing rights, deferred policy acquisitions costs, or deferred tax assets. This statement shall be effective for financial statements for fiscal years beginning after December 15, 1995. The impact that adoption of FASB Statement No. 121 will have on the financial statements is currently under review, but is not expected to have a material effect on the financial statements of the Corporation.

     FASB Statement No. 122, "Accounting for Mortgage Servicing Rights - an amendment of FASB Statement No. 65", effective for fiscal years beginning after December 15, 1995, establishes accounting standards for recognizing servicing rights on mortgage loans. The Corporation has historically originated mortgage loans as a normal business activity, selling the mortgages on the secondary market to Federal Home Loan Mortgage Corporation and retaining all mortgage servicing. Mortgage sale income has been recorded on a "net" gain/loss basis. FASB No. 122 will require recognition of servicing "value" as an asset and immediate income as though mortgage servicing has been sold rather than retained. The servicing asset valuation will be amortized over the expected servicing life of the mortgage portfolio. In addition, the mortgage servicing asset must be valued periodically for impairment, based upon review of expected servicing life in relation to current market rates. The implementation of FASB No. 122 will result in a greater recognition of income from mortgage origination and sales activity and a corresponding decrease of servicing income over the serviced mortgage portfolio life.

     FASB Statement No. 123, "Accounting for Stock-Based Compensation", was issued in October 1995. This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. An employee stock purchase plan that allows employees to purchase stock at a discount from market price is not compensatory if it satisfies three conditions: (a) the discount is relatively small, (b) substantially all full-time employees may participate on an equitable basis, and (c) the plan incorporates no option features such as allowing the employee to purchase the stock at a fixed discount from the lesser of the market price at grant date or date of purchase. The disclosure requirements of this statement are effective for financial statements for fiscal years beginning after December 15, 1995, or for an earlier fiscal year for which this statement is initially adopted for recognizing compensation cost. The Corporation has determined that the application of this standard will not have a material effect on earnings.

Item 8 - Financial Statements and Supplementary Data

     (a) The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following
pages:                                                             Page
      Report of Independent Auditors                                26
      Consolidated Balance Sheets                                   27
      Consolidated Statements of Income                             28
      Consolidated Statements of Changes in Stockholders' Equity    29
      Consolidated Statements of Cash Flows                         30
      Notes to Consolidated Financial Statements                    31

     (b) The following supplementary data is set forth in this Annual Report on Form 10-K on the following pages:
      Summary of Quarterly Financial Data (Unaudited)               49

                       Trout, Ebersole & Groff, LLP
                       Certified Public Accountants
                             1705 Oregon Pike
                       Lancaster, Pennsylvania 17601
                               (717)569-2900
                            FAX (717) 569-0141


                       Independent Auditors' Report


Board of Directors and Shareholders
Sterling Financial Corporation and Subsidiaries
Lancaster, Pennsylvania

     We have audited the accompanying consolidated balance sheets of Sterling Financial Corporation and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995.
These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sterling Financial Corporation and Subsidiaries at December 31, 1995 and 1994 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

     As discussed in Note 2, the Corporation changed its method of accounting for investments to adopt the provisions of the Financial Accounting Standards Board's SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" at January 1, 1994.


                                              Trout, Ebersole & Groff, LLP

                                              Trout, Ebersole & Groff, LLP
                                              Certified Public Accountants

January 19, 1996
Lancaster, Pennsylvania

                          Consolidated Balance Sheets
                Sterling Financial Corporation and Subsidiaries
                                                                  As of December 31,
(Dollars in thousands)                                               1995       1994
Assets
Cash and due from banks...........................................$ 35,414   $ 32,374
Interest-bearing deposits in other banks..........................      24         24
Federal funds sold................................................   9,350       none
Mortgage loans held for sale......................................     962        524
Investment Securities: (Note 4)
 Securities held-to-maturity
   (market value - $124,066 - 1995 and $156,047 - 1994)........... 122,885    161,160
 Securities available-for-sale....................................  68,967      9,051
Loans (Note 5).................................................... 427,674    393,657
  Less: Unearned income...........................................  (1,362)    (1,008)
        Allowance for loan losses (Note 6)......................... (7,780)    (7,640)
                                                                  --------    -------
Loans, net........................................................ 418,532    385,009
                                                                  --------    -------
Premises and equipment (Note 7)...................................  16,450     11,977
Other real estate owned...........................................     252        759
Accrued interest receivable and prepaid expenses..................  11,779      8,954
Other assets (Note 8).............................................  26,539     23,563
                                                                  --------    -------
Total Assets..................................................... $711,154   $633,395
                                                                  ========   ========
Liabilities
Deposits:
  Noninterest-bearing.............................................$ 77,318   $ 73,459
  Interest-bearing (Note 9)....................................... 532,787    463,543
                                                                  --------   --------
Total Deposits.................................................... 610,105    537,002
                                                                  --------   --------
Federal funds purchased (Note 10).................................    none      6,000
Interest-bearing demand notes issued to U.S. Treasury (Note 10)...   2,234      2,914
Other liabilities for borrowed money (Note 10)....................  21,523     19,173
Accrued interest payable and accrued expenses.....................   8,231      5,737
Other liabilities.................................................   5,152      5,284
                                                                  --------   --------
Total Liabilities................................................. 647,245    576,110
Stockholders' Equity                                              --------   --------
Common Stock -(par value:$5.00)
  No. shares authorized: 1995 and 1994 - 10,000,000
  No. shares issued: 1995 - 5,932,686; 1994 - 5,874,417
  No. shares outstanding: 1995 - 5,925,527; 1994 - 5,868,610......  29,663     29,372
Capital surplus...................................................   9,987      8,544
Retained earnings.................................................  22,848     19,114
Net unrealized gain on securities available-for-sale, net of taxes   1,624        420
Less: Treasury Stock (7,159 shares in 1995 and
        5,807 shares in 1994) - at cost...........................    (213)      (165)
                                                                  --------   --------
Total Stockholders' Equity........................................  63,909     57,285
                                                                  --------   --------
Total Liabilities and Stockholders' Equity........................$711,154   $633,395
                                                                  ========   ========
See accompanying notes to financial statements

                       Consolidated Statements of Income
                Sterling Financial Corporation and Subsidiaries
                                                     For the years ended December 31,
(Dollars in thousands, except per share data)            1995        1994         1993
Interest Income
Interest and fees on loans...........................$  37,975   $  32,356    $  31,167
Interest on deposits in other banks..................        2           2           27
Interest on federal funds sold.......................      449         264          191
Interest and dividends on investment securities:
  Taxable............................................    7,526       6,636        6,242
  Tax-exempt.........................................    2,695       2,496        2,270
  Dividends on stock.................................      203         177          195
                                                     ---------   ---------    ---------
Total Interest Income................................   48,850      41,931       40,092
                                                     ---------   ---------    ---------
Interest Expense
Interest on time certificates of deposit of
  $100,000 or more...................................      893         613          488
Interest on all other deposits.......................   18,200      12,970       13,303
Interest on demand notes issued to the U.S. Treasury.      114          77           62
Interest on federal funds purchased..................       66          10         none
Interest on other borrowed money.....................    1,880       1,255        1,183
Interest on mortgage indebtedness and obligations
  under capitalized leases...........................     none           1            6
                                                     ---------   ---------    ---------
Total Interest Expense...............................   21,153      14,926       15,042
                                                     ---------   ---------    ---------
Net Interest Income..................................   27,697      27,005       25,050
Provision for loan losses (Note 6)...................      534       1,081        2,430
                                                     ---------   ---------    ---------
Net Interest Income after Provision for Loan Losses..   27,163      25,924       22,620
                                                     ---------   ---------    ---------
Other Operating Income
Income from fiduciary activities.....................      856         742          639
Service charges on deposit accounts..................    2,010       1,798        1,891
Other service charges, commissions and fees..........    1,716       1,539        1,577
Mortgage banking.....................................      525         635        2,435
Other operating income (Note 8)......................    3,186       2,329        2,429
Investment securities gains or (losses)..............     none        none            8
                                                     ---------   ---------    ---------
Total Other Operating Income.........................    8,293       7,043        8,979
                                                     ---------   ---------    ---------
Other Operating Expenses
Salaries and employee benefits (Note 11).............   13,040      12,264       11,566
Net occupancy expense................................    1,721       1,477        1,355
Furniture and equipment expense (including depreciation
  of $917 in 1995, $779 in 1994 and $753 in 1993)....    1,605       1,379        1,253
FDIC insurance assessment............................      622       1,128        1,052
Other operating expenses.............................    6,435       5,805        5,822
                                                     ---------   ---------    ---------
Total Other Operating Expenses.......................   23,423      22,053       21,048
                                                     ---------   ---------    ---------
Income Before Income Taxes...........................   12,033      10,914       10,551
Applicable income taxes (Note 12)....................    3,039       2,637        2,749
                                                     ---------   ---------    ---------
Net Income...........................................$   8,994   $   8,277    $   7,802
                                                     =========   =========    =========
Earnings per common share:
  Net Income.........................................$    1.52   $    1.42    $    1.36
Cash dividends declared per common share.............$     .89   $     .58    $     .54
Average shares outstanding...........................5,909,641   5,837,103    5,728,400
See accompanying notes to financial statements

           Consolidated Statements of Changes in Stockholders' Equity
                Sterling Financial Corporation and Subsidiaries

                                                                           Net
                                                                        Unrealized
                                                                         Gain on
                                                                        Available-
                                 Shares                                  for-Sale
                                 Common   Common    Capital    Retained Securities, Treasury
                                  Stock    Stock    Surplus    Earnings Net of Taxes Stock    Total
(Dollars in thousands)
Balance, January  1, 1993..... 2,702,627 $ 13,513 $  14,100   $ 15,414  $       0    $ (233)$ 42,794
Net income....................                                   7,802                         7,802
Common stock issued
 Dividend Reinvestment Plan...    34,951      174     1,159                                    1,333
 Employee Stock Plan..........     8,760       44       252                                      296
Stock Dividend issued -
 Common stock - 5% including
  cash paid in lieu of
  fractional shares...........   136,582      683     5,293     (6,008)                          (32)
Cash dividends declared -
 Common stock.................                                  (2,985)                       (2,985)
Purchase of Treasury Stock
 (7,270 shares)...............                                                         (267)    (267)
Issuance of Treasury Stock for
 Dividend Reinvestment Plan
 (15,056 shares)..............                           26                             500      526
                              ---------- --------  --------   --------  ----------  ------- --------
Balance, December 31, 1993.... 2,882,920   14,414    20,830     14,223           0        0   49,467

Net income....................                                   8,277                         8,277
Common stock issued
 Dividend Reinvestment Plan...    55,255      277     2,005                                    2,282
 Employee Stock Plan..........     8,830       44       319                                      363
Two-for-one stock split....... 2,927,412   14,637   (14,637)
Cash dividends declared -
 Common stock.................                                  (3,386)                       (3,386)
Purchase of Treasury Stock
 (14,471 shares)..............                                                        (379)     (379)
Issuance of Treasury Stock for
 Dividend Reinvestment Plan
 (8,664 shares)...............                           27                            214       241
Net unrealized gain on
 available-for-sale securities,
  net of taxes................                                                 420               420
                              ---------  --------  --------   --------  ---------- -------  --------
Balance, December 31, 1994....5,874,417    29,372     8,544     19,114         420    (165)   57,285

Net income....................                                   8,994                         8,994
Common stock issued
 Dividend Reinvestment Plan...   45,121       225     1,115                                    1,340
 Employee Stock Plan..........   13,148        66       325                                      391
Cash dividends declared -
 Common stock.................                                  (5,260)                       (5,260)
Purchase of Treasury Stock
 (41,880 shares)..............                                                      (1,252)   (1,252)
Issuance of Treasury Stock for
 Dividend Reinvestment Plan
 (40,528 shares)..............                            3                          1,204     1,207
Change in net unrealized gain
 on available-for-sale
 securities, net of taxes......                                               1,204             1,204
                              ---------  --------  --------   --------  ---------- -------  --------
Balance, December 31, 1995....5,932,686  $ 29,663  $  9,987   $ 22,848  $    1,624 $  (213) $ 63,909
                              =========  ========  ========   ========  ========== =======  ========
See accompanying notes to financial statements


                     Consolidated Statements of Cash Flows
                Sterling Financial Corporation and Subsidiaries
                                                       For the years ended December 31,
(Dollars in thousands)                                   1995        1994         1993
Cash Flows from Operating Activities
Net Income...........................................$   8,994   $   8,277    $   7,802
Adjustments to reconcile net income to net cash
  provided by/(used in) operating activities:
   Depreciation......................................    1,198       1,014          983
   Accretion & amortization of investment securities.      367         661          550
   Provision for possible loan losses................      534       1,081        2,430
   Provision for deferred income taxes...............      579         307         (299)
   (Gain) loss on sale of property and equipment.....       (1)         (2)        none
   (Gain) loss on maturities/sales of
    investment securities............................     none        none           (8)
   (Gain) on sale of mortgage loans..................     (163)       (279)      (2,139)
   Proceeds from sales of mortgage loans.............   16,283      24,284       74,136
   Originations of mortgage loans held for sale......  (16,558)    (21,098)     (75,428)
   Change in operating assets and liabilities:
    (Increase) in accrued interest receivable
     and prepaid expenses............................   (2,825)       (138)        (705)
    (Increase) in other assets.......................   (2,469)     (3,341)      (1,235)
     Increase (decrease) in accrued interest payable
      and accrued expenses...........................    1,915         324          227
     Increase (decrease) in other liabilities........     (753)       (140)         (98)
                                                     ---------   ---------    ---------
Net cash provided by/(used in) operating activities..    7,101      10,950        6,216
Cash Flows from Investing Activities
Proceeds from interest-bearing deposits
  in other banks.....................................    1,052      45,226        3,678
Purchase of interest-bearing deposits in other banks.   (1,052)    (45,209)      (2,818)
Proceeds from maturities of investment securities....   33,016      32,538       36,367
Purchase of investment securities....................  (53,199)    (56,310)     (54,871)
Federal funds sold, net..............................   (9,350)     12,350       (9,150)
Net loans and leases made to customers...............  (34,057)    (33,904)     (11,486)
Purchases of premises and equipment..................   (5,681)     (5,810)        (827)
Proceeds from sale of premises and equipment.........       11         245           12
                                                     ---------   ---------    ---------
Net cash provided by/(used in) investing activities..  (69,260)    (50,874)     (39,095)
Cash Flows from Financing Activities
Net increase in demand deposits, NOW and
  savings accounts...................................   32,041       7,013       43,978
Net increase (decrease) in time deposits.............   41,062      24,309      (11,482)
Net (decrease) in interest-bearing demand notes
  issued to the U.S. Treasury........................     (680)        (86)        none
Proceeds from borrowings.............................   39,180      13,850       14,016
Repayments of borrowings.............................  (36,830)    (14,088)      (9,329)
Federal funds purchased, net.........................   (6,000)      6,000         none
Repayments of mortgages payable and capitalized
  lease liability....................................     none         (11)        (207)
Proceeds from issuance of common stock...............    1,731       2,645        1,629
Cash dividends paid..................................   (5,260)     (3,386)      (2,985)
Cash paid in lieu of fractional shares...............     none        none          (32)
Acquisition of treasury stock........................   (1,252)       (379)        (267)
Proceeds from issuance of treasury stock.............    1,207         241          526
                                                     ---------   ---------    ---------
Net cash provided by/(used in) financing activities..   65,199      36,108       35,847
                                                     ---------   ---------    ---------
Increase (decrease) in cash and due from banks.......    3,040      (3,816)       2,968
Cash and due from banks:
Beginning............................................   32,374      36,190       33,222
                                                     ---------   ---------    ---------
Ending...............................................$  35,414   $  32,374    $  36,190
                                                     =========   =========    =========
Supplemental Disclosure of Cash Flow Information:
Cash payments for:
  Interest paid to depositors and on borrowed money..$  19,937   $  14,728    $  15,383
  Income taxes.......................................    2,526       2,160        3,110
Supplemental Schedule of Noncash Investing and
  Financing Activities:
Other real estate acquired in settlement of loans....$     293   $     638    $     121
See accompanying notes to financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sterling Financial Corporation and Subsidiaries
(All dollar amounts presented in the tables are in thousands, except per share data)

Note 1 - Formation of Sterling Financial Corporation

     As a result of a plan of reorganization, The First National Bank of Lancaster County, now by name change, Bank of Lancaster County, N.A. (Bank), became the wholly owned subsidiary of Sterling Financial Corporation (Parent Company), a new bank holding company, at the close of business June 30, 1987. Each outstanding share of the Bank's common stock (par value $10.00) was converted into two shares of common stock (par value $5.00)
Parent Company. The authorized capital of the Parent Company is 10,000,000 shares of common stock.

Note 2 - Summary of Significant Accounting Policies

     The accounting and reporting policies of Sterling Financial Corporation and its subsidiaries (the Corporation) conform to generally accepted accounting principles and to general practices within the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from these estimates. The following is a summary of the most significant policies.

  Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Sterling Financial Corporation and its wholly owned subsidiaries, Bank of Lancaster County, N.A. and its subsidiary Town & Country, Inc., and Sterling Mortgage Services, Inc. (presently inactive). The Corporation through its subsidiaries banking and other financial services to domestic markets. The principal market area is Lancaster County, Pennsylvania. All significant intercompany transactions have been eliminated in the consolidation.

  Investment Securities - Investment securities include both debt securities and equity securities. Sterling adopted Statement of Financial Accounting Standards Board Statement No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities" as of January 1, 1994.
SFAS 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. These investments are to be classified in one of three categories and accounted for as follows: 1) debt securities that a company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost; 2) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value with unrealized gains and losses included in earnings; and 3) debt and equity securities not classified as either held-to-maturity or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. Sterling has segregated its investment securities into two categories: those held-to-maturity and those available-for-sale. The effect of adoption resulted in an increase to shareholders' equity of $420,000 at December 31, 1994. In 1995, the Financial Accounting Standards Board
(FASB) issued a Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." Effective November 15, 1995, the FASB permitted a one-time opportunity for institutions to reassess the appropriateness of the designations of all securities held upon the initial application of the Special Report.
After a reassessment of the current designations of the portfolio, it was determined that an additional $54,218,000 in securities be transferred from the held-to-maturity category to available-for-sale category. The total net unrealized gain on securities available-for-sale, net of taxes, at December 31, 1995 was $1,624,000. There has been no impact on current year earnings or a restatement of previously issued financial statements in connection with the adoption of this new accounting standard.

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

  Loan Origination Fees and Costs - Net loan fees and costs of loan origination are deferred and amortized to interest income over the life of the loan. The amortization of deferred fees and costs is discontinued on non-accrual loans.

  Federal Income Taxes - Applicable income taxes are based on income as reported in the consolidated financial statements. Deferred income taxes are provided for those elements of income and expense which are recognized in different periods for financial reporting and income tax purposes. Statement of Financial Accounting Statements (SFAS) No. 109 - "Accounting for Income Taxes", which changes the method of accounting for income taxes, was retroactively applied in 1993 which resulted in a decrease of $310,000 in retained earnings beginning January 1, 1991.
Earnings after this date have not been restated since the change was not considered material.

  Trust Department Assets and Income - Trust assets held by the Bank in a fiduciary or agency capacity for customers of the Trust Department are not included in the financial statements since such items are not assets of the Bank. Trust income has been recognized on the cash basis which is not significantly different from amounts that would have been recognized on the accrual basis.

  Earnings per Share - Earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding which were 5,909,641, 5,837,103 and 5,728,400 for
1995, 1994 and 1993 respectively, after giving retroactive effect to a 5% stock dividend paid in December 1993 and a two-for-one stock split in the form of a 100% stock dividend paid in 1994.

  Presentation of Cash Flows - For purposes of reporting cash flows, cash and due from banks includes cash on hand and amounts due from banks (including cash items in process of clearing).

  Reclassifications - Certain income items for prior years have been reclassified in order to conform with the current year presentation with no effect to net income.

  Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of - The Financial Accounting Standard Board ("FASB") issued its Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in March 1995. This statement applies to long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and to long-lived assets and certain identifiable intangibles to be disposed of.
The statement applies to all entities. This statement does not apply to financial instruments, long-term customer relationships of a financial institution, mortgage and other servicing rights, deferred policy acquisitions costs, or deferred tax assets. This statement shall be effective for financial statements for fiscal years beginning after December 15, 1995. The impact that adoption of FASB
Statement No. 121 will have on the financial statements is currently under review, but is not expected to have a material effect on the financial statements of the Corporation.

   Accounting for Mortgage Servicing Rights - FASB Statement No. 122, "Accounting for Mortgage Servicing Rights - an amendment of FASB
Statement No. 65", effective for fiscal years beginning after December 15, 1995, establishes accounting standards for recognizing servicing rights on mortgage loans. The Corporation has historically originated mortgage loans as a normal business activity, selling the mortgages on the secondary market to Federal Home Loan
Mortgage Corporation and retaining all mortgage servicing. Mortgage sale income has been recorded on a "net" gain/loss basis. FASB No. 122 will require recognition of servicing "value" as an asset and immediate income as though mortgage servicing has been sold rather than retained.
The servicing asset valuation will be amortized over the expected servicing life of the mortgage portfolio. In addition, the mortgage servicing asset must be valued periodically for impairment, based upon review of expected servicing life in relation to current market rates.
The implementation of FASB No. 122 will result in a greater recognition of income from mortgage origination and sales activity and a corresponding decrease of servicing income over the serviced mortgage portfolio life.

   Accounting for Stock-Based Compensation - FASB Statement No. 123, "Accounting for Stock-Based Compensation", was issued in October 1995. This statement establishes financial accounting and reporting standards for stock-based employee compensation plans.
Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. An employee stock purchase plan that allows employees to purchase stock at a discount from market price is not compensatory if it satisfies three conditions: (a) the discount is relatively small, (b) substantially all full-time employees may participate on an equitable basis, and (c) the plan incorporates no option features such as allowing the employee to purchase the stock at a fixed discount from the lesser of the market price at grant date or date of purchase. The disclosure requirements of this statement are effective for financial statements for fiscal years beginning after December 15, 1995, or for an earlier fiscal year for which this statement is initially adopted for recognizing compensation cost. The Corporation has determined that the application of this standard will not have a material effect on earnings.

  Accounting by Creditors for Impairment of a Loan - FASB Statement No. 118, an amendment of FASB Statement No. 114, addresses the accounting by creditors for impairment of a loan by specifying how allowances for credit losses related to certain loans should be determined. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.
This Statement was effective for financial statements for fiscal years
beginning after December 15, 1994.   The adoption of this
Statement did not affect the financial position or results of operations.

  Accounting for Contributions Received and Contributions Made - FASB Statement No. 116, establishes standards of financial accounting and reporting for contributions received and contributions made. This Statement was effective for financial statements issued for fiscal years beginning after December 15, 1994 and interim periods within those fiscal years. The application of this Statement did not have a material effect on earnings.

  Mortgage Loans Held for Sale - Mortgage loans held for sale are recorded at the lesser of current secondary market value or the actual book value of loans.

Note 3 - Restrictions on Cash and Due From Banks

     The Bank is required to maintain average reserve balances with the Federal Reserve Bank. The average amount of these reserve balances for the year ended December 31, 1995 was approximately $8,185,000. Balances maintained at the Federal Reserve Bank are included in cash and due from banks.

Note 4 - Investment Securities

     As discussed in Note 2, the Corporation adopted SFAS 115 effective January 1, 1994. A one time move from the held-to-maturity category to the available-for-sale category was permitted during 1995.
The Corporation took advantage of this opportunity and moved a total of $54,218,000 from the held-to-maturity category to the available-for-sale category. The amount of net unrealized gain on securities available-for-sale, net of taxes, transferred to stockholders' equity amounted to $510,295 on this transfer.

     Securities pledged to secure government and other public deposits, trust deposits, short-term borrowings, and other balances as required or permitted by law were carried at $54,780,570 in 1995 and $32,982,504 in 1994.

     The amortized cost and fair values of investment securities held-to-maturity are as follows:

                                                   December 31, 1995
                                                     Gross       Gross
                                        Amortized   Unrealized  Unrealized    Fair
                                          Cost        Gains       Losses      Value
  U.S. Treasury securities............$    18,837 $       158 $       69  $  18,926
  Obligations of other U.S. Government
    agencies and corporations.........     18,473         110         65     18,518
  Obligations of states and political
    subdivisions......................     40,212         796        154     40,854
  Mortgage-backed securities..........      3,854         152          1      4,005
  Other bonds, notes and debentures...     38,944         362        108     39,198
                                       ----------   ---------   --------   --------
  Subtotal............................    120,320       1,578        397    121,501
  Nonmarketable equity securities.....      2,565        none       none      2,565
                                       ----------  ----------  ---------   --------
  Total...............................$   122,885 $     1,578 $      397  $ 124,066
                                      ===========  ==========  =========   ========


                                                      December 31, 1994
                                                      Gross       Gross
                                        Amortized   Unrealized  Unrealized    Fair
                                           Cost       Gains       Losses      Value
  U.S. Treasury securities............$    28,225  $       10  $    1,102  $  27,133
  Obligations of other U.S. Government
    agencies and corporations.........     24,101          15       1,102     23,014
  Obligations of states and political
    subdivisions......................     50,472         355       1,861     48,966
  Mortgage-backed securities..........      5,122          48          52      5,118
  Other bonds, notes and debentures...     50,811          46       1,470     49,387
                                       ----------   ---------   ---------   --------
  Subtotal............................    158,731         474       5,587    153,618
  Nonmarketable equity securities.....      2,429        none        none      2,429
                                       ----------   ---------   ---------   --------
  Total...............................$   161,160  $      474  $    5,587  $ 156,047
                                       ==========   =========   =========   ========

     Included in nonmarketable equity securities is Federal Reserve stock, Federal Home Loan Bank of Pittsburgh stock and Atlantic Central
Bankers Bank stock.

     The amortized cost and fair values of held-to-maturity debt securities at December 31, 1995, by contractual maturity, are shown below.
Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                   December 31, 1995
                                                  Amortized     Fair
                                                    Cost        Value
        Due in one year or less................$     24,749 $     24,835
        Due after one year through five years..      66,403       67,010
        Due after five years through ten years.      18,450       18,742
        Due after ten years....................       6,864        6,909
                                                -----------  -----------
                                                    116,466      117,496
        Mortgage-backed securities.............       3,854        4,005
                                                -----------  -----------
                                               $    120,320 $    121,501
                                                ===========  ===========

     The amortized cost and fair values of available-for-sale are as follows:

                                                   December 31, 1995
                                                     Gross       Gross
                                        Amortized   Unrealized  Unrealized    Fair
                                          Cost        Gains       Losses      Value
  U.S. Treasury securities............$    11,046 $       148 $       40  $  11,154
  Obligations of other U.S. Government
    agencies and corporations.........     15,489         180         37     15,632
  Obligations of states and political
    subdivisions......................     19,622         455        132     19,945
  Mortgage-backed securities..........      1,249           4         11      1,242
  Other bonds, notes and debentures...     19,013         301         67     19,247
                                       ----------   ---------   --------   --------
  Subtotal............................     66,419       1,088        287     67,220
  Equity securities and corporate
    stock.............................         88       1,659       none      1,747
                                       ----------  ----------  ---------   --------
  Total...............................$    66,507 $     2,747 $      287  $  68,967
                                      ===========  ==========  =========   ========

                                                   December 31, 1994
                                                       Gross      Gross
                                        Amortized   Unrealized   Unrealized   Fair
                                          Cost         Gains      Losses      Value
  U.S. Treasury securities..............$  1,472     $  none      $   15    $ 1,457
  Mortgage-backed securities............   1,344        none          88      1,256
  Other bonds, notes and debentures.....   5,593           9         101      5,501
                                        --------     -------      ------    -------
  Subtotal..............................   8,409           9         204      8,214
  Equity securities and corporate
    stock...............................       7         830        none        837
                                        --------     -------      ------    -------
  Total.................................$  8,416     $   839      $  204    $ 9,051
                                        ========     =======      ======    =======

     The amortized cost and fair values of available-for-sale debt securities at December 31, 1995 by contractual maturity, are shown below.
Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                    December 31, 1995
                                                  Amortized     Fair
                                                    Cost        Value

        Due in one year or less...................$  5,361    $  5,374
        Due after one year through five years.....  37,279      37,753
        Due after five years through ten years....  15,863      15,988
        Due after ten years....................      6,667       6,863
                                                  --------    --------
                                                    65,170      65,978
        Mortgage-backed securities................   1,249       1,242
                                                  --------    --------
                                                  $ 66,419    $ 67,220
                                                  ========    ========

     There were no sales of investment securities during 1995, 1994 or 1993.

Note 5 - Loans

  Loans outstanding at December 31, are as follows:

                                                                   1995          1994
  Commercial, financial and agricultural.......................$    228,058  $    208,918
  Real estate - construction...................................       6,378         8,542
  Real estate - mortgage.......................................      33,124        30,505
  Consumer.....................................................     116,210       106,921
  Lease financing receivables (net of unearned income).........      43,904        38,771
                                                               ------------  ------------
  Total loans, gross...........................................$    427,674  $    393,657
                                                               ============  ============

     Loans on a non-accrual status amounted to $1,010,000 at December 31, 1995, compared to $2,127,000 at December 31, 1994. If interest income had been recorded on all such loans for the years indicated, such interest income would have increased by approximately
$143,997 and $276,956 for 1995 and 1994 respectively.

     SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures", an amendment of SFAS No. 114, was implemented at the beginning of 1995. The Bank has defined impaired loans as all loans on nonaccrual status, except those specifically excluded from the scope of SFAS No. 114, regardless of the credit grade assigned by loan review. All impaired loans were measured by utilizing the fair value of the collateral for each loan. When the measure of an impaired loan is less than the recorded investment in the loan, the Bank will compare the impairment to the existing allowance assigned to the loan. If the impairment is greater than the allowance, the Bank will adjust the existing allowance to reflect the greater amount or take a corresponding charge to the provision for loan losses. If the impairment is less than the existing allowance for a particular loan, no adjustments to the allowance or the provision for loan and lease losses will be made. There was no adjustment necessary for the impaired loans for the periods indicated.

     The average amount of nonaccruals for the fourth quarter of 1995 was $1,112,405 while the average for 1995 was $1,476,100.


     The following table presents information concerning impaired loans at December 31, 1995:


     Gross impaired loans which have allowances..........$1,010
        Less: Related allowances for loan losses.........   349
                                                         ------
     Net impaired loans..................................$  661
                                                         ======

Note 6 - Allowance for Loan Losses

  Changes in the Allowance for Loan Losses were as follows:

                                                          1995      1994      1993
Balance at January 1..................................$   7,640  $  7,180  $  5,400
Recoveries credited to allowance......................      282       141       240
Provisions for loan losses charged to income..........      534     1,081     2,430
                                                       --------  --------  --------
Total.................................................    8,456     8,402     8,070
Losses charged to allowance...........................      676       762       890
                                                       --------  --------  --------
Balance at December 31................................$   7,780  $  7,640  $  7,180
                                                      =========  ========  ========

Ratio of Allowance to loans, net of unearned income
  at end of year.....................................     1.82%     1.95%     2.00%

Note 7 - Premises and Equipment

  Premises and equipment at December 31, 1995 and 1994 is summarized as follows:

                                                            1995         1994
       Land.............................................$    2,482   $    2,432
       Buildings........................................    11,814        5,931
       Buildings under capitalized lease................       104          104
       Leasehold improvements...........................       735          678
       Equipment, furniture and fixtures................    10,597        8,140
       Construction in progress.........................        14        2,990
                                                        ----------   ----------
                                                            25,746       20,275
       Less: Accumulated depreciation...................    (9,296)      (8,298)
                                                        ----------   ----------
                                                        $   16,450   $   11,977
                                                        ==========   ==========

     Contributing to the increase in premises and equipment was the construction costs for the headquarters building of Sterling Financial Corporation and Bank of Lancaster County, as well as furniture and equipment for this building.

  Depreciation expense amounted to $1,197,980 in 1995, $1,013,830 in 1994, and $983,345 in 1993.

Note 8 - Other Assets

     Included in other assets for 1995 and 1994 is $22,990,784 and $19,722,146 respectively which represents operating leases generated by Town & Country, Inc. The income generated from the leases for 1995 and 1994 amounted to $2,211,700 and $1,735,162 respectively and is reflected in other operating income.

     The following schedule provides an analysis of Town & Country's investment in property on operating leases and property held for lease by major classes as of December 31, 1995 and 1994:
                                                        1995         1994
                   Construction equipment...........$      688   $       704
                   Transportation equipment.........    12,018         7,277
                   Automobiles......................    14,265        12,949
                   Manufacturing equipment..........     5,550         5,399
                   Trucks...........................    12,614        12,245
                   Other............................       734           548
                                                    ----------   -----------
                   Total............................    45,869        39,122
                   Less: Accumulated depreciation...   (22,878)      (19,400)
                                                    -----------  -----------
                                                    $   22,991   $    19,722
                                                    ===========  ===========

     The following is a schedule by years of minimum future rentals on noncancelable operating leases as of December 31, 1995:

                   Year ending December 31:
                   1996...............................$ 11,612
                   1997................................  1,861
                   1998................................    178
                   1999................................     48
                   2000................................     48
                                                       -------
                   Total minimum future rentals.......$ 13,747
                                                       =======

Note 9 - Time Certificates of Deposit

     At December 31, 1995 and 1994, time certificates of deposit of $100,000 or more aggregated $22,938,324 and $19,672,584 respectively.

Note 10 - Short-Term Borrowings and Other Liabilities for Borrowed Money

     The Bank maintains lines of credit with various correspondent banks to use as sources of short-term funds. Federal funds purchased amounted to $6 million at December 31, 1994. There were no Federal funds purchased at December 31, 1995. In addition, the Bank maintains a line of credit in the amount of $62 million with the Federal Home Loan Bank of Pittsburgh. There were no advances on this line at December 31, 1995 or 1994. Borrowings from the Federal Reserve Bank and interest-bearing demand notes issued to U.S. Treasury would also be considered short-term borrowings. Interest-bearing demand notes issued to U.S. Treasury were $2,234,000 and $2,914,000 for 1995 and 1994 respectively.

     The average balance outstanding for any category of short-term borrowings during the periods reported was less than 30 per cent of stockholders' equity at the end of each period reported.



  The following represents other liabilities for borrowed money at December 31:

                                                                   1995        1994
    Notes payable-Town & Country, Inc.(Subsidiary of Bank)
      borrowings from various lenders for leasing operations......$19,283     $17,601
    Federal Home Loan Bank advances...............................  2,240       1,572
                                                                   ------      ------
    Total.........................................................$21,523     $19,173
                                                                   ======      ======

  Liabilities in connection with Town & Country, Inc. leasing operations are payable to various lenders at various terms. The estimated current portion of this debt is $7,520,556 at December 31, 1995. The borrowings from the Federal Home Loan Bank of Pittsburgh consist of two advances in 1993 and one in 1995. Of the advances in 1993, one in the amount of $621,450, bears interest monthly at the rate of 4.49% per year and matures July 29, 1996 and the second, in the amount of $950,000 bears interest at the rate of 5.39% per year and matures September 13, 2000. The advance in 1995 in the amount of $668,700, at a rate of 6.41%, matures September 28, 2001.


Note 11 - Pension and Employee Stock Bonus Plan

     The Bank of Lancaster County, N.A. and its subsidiary, Town & Country, Inc. maintains a qualified non-contributory pension plan for their employees. The Plan specifies fixed benefits to provide a monthly pension benefit at age 65 for life equal to one and one-half percent of each participant's final average salary (highest five consecutive years' base compensation preceding retirement) for each year of credited service. Salary in excess of $150,000
(effective in the year 1994) is disregarded in determining a participant's retirement benefit pursuant to IRS regulations. All employees with one year of service who work at least 1,000 hours per year and who are at least age 21 are eligible to participate. A participant becomes 100% vested upon completion of five years with a vesting credit.


     Net periodic pension cost for 1995, 1994 and 1993 included the following:

                                              1995       1994       1993
          Service cost.......................$ 579      $ 577      $ 560
          Interest cost......................  504        428        404
          Return on Plan assets.............. (950)         6       (347)
          Net amortization and deferral......  417       (463)       (42)
                                             -----      -----      -----
          Net periodic pension cost..........$ 550      $ 548      $ 575
                                             =====      =====      =====

 The following table sets forth the Plan's funded status at December 31, 1995, 1994 and 1993:


 Actuarial present value of benefit obligations:
                                                            1995     1994     1993
Accumulated benefit obligation, including vested
  benefits of $5,238,774 for 1995, $3,705,229 for 1994
  and $3,684,272 for 1993..................................$ 5,275  $ 3,745  $ 3,748
                                                           =======  =======  =======
Projected benefit obligation for service rendered to
 date......................................................$(8,143) $(6,890) $(6,466)
Plan assets at fair value.. ...............................  6,728    6,087    5,472
                                                           -------  -------  -------
Projected plan assets in excess of or (less than)
 benefit obligation........................................$(1,415) $  (803) $  (994)
Unrecognized net (gain) or loss from past experience
 different from that assumed and effects of changes
 in assumptions............................................  1,495    1,374    1,404
Unrecognized net (asset) or obligation.....................   (276)    (345)    (415)
Unrecognized prior service cost............................   (128)    none     none
                                                           -------  -------  -------
Prepaid (accrued) pension cost included
 in other assets (liabilities).............................$  (324) $   226  $    (5)
                                                           =======  =======  =======

     The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7% and 5%, respectively, at December 31, 1995. The expected long-term rate of return on plan assets in 1995 was 9%.

     The Board of Directors of the Bank adopted an employee stock plan effective July 1, 1981. The assets of the Plan will be entirely invested in Sterling Financial Corporation common stock. The Plan covers all Bank employees who are age 18 and over, are employed for at least 1,000 hours per year and have completed at least one year of service. The
Plan has two parts:

     *The salary deferral portion of the Plan permits any eligible participant to make voluntary contributions to the Plan ranging from 2% to 6% of compensation. The Bank will contribute 25% of what the participant contributes. This portion of the Plan is intended to encourage thrift and investment in Sterling Financial Corporation stock, as well as supplement their retirement.
The Plan allows for employees to make their voluntary contributions on a pre-federal income tax basis.

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

     The contribution to the performance incentive portion of the Plan was $216,000, $200,000 and $200,000 for 1995, 1994 and 1993
respectively. The contribution to the salary deferral portion of the Plan was $65,946 in 1995, $51,305 in 1994 and $41,766 in 1993.

     Effective January 1, 1993, Sterling adopted Statement of Financial Accounting Standards No. 106 - "Employers' Accounting for Postretirement Benefits Other Than Pensions". Under SFAS No. 106, the cost of postretirement benefits other than pensions must be recognized on an accrual basis as employees perform services to earn the benefits.
This is a significant change from the previous generally accepted practice of accounting for these benefits which was on a cash basis.
The accumulated postretirement benefit obligation at the date of adoption (the "transition obligation") could have been recognized in operations as the cumulative effect of an accounting change in the period of adoption, which would have resulted in an actuarially determined pre-tax charge to earnings of $1,026,457, or its recognition could be delayed by amortizing the obligation over future periods as a component of the postretirement benefit cost. Sterling adopted SFAS No. 106 by recognizing the transition on a delayed basis. The transition obligation in the amount of $1,026,457 is being amortized on a straight-line basis over a 20 year period which is the average remaining service period of active plan participants.

     The cost for postretirement benefits other than pensions consisted of the following components at December 31, 1995, 1994 and 1993:

                                            1995   1994   1993
          Service cost......................$ 93   $ 93   $ 80
          Interest cost.....................  99     87     81
          Amortization of unrecognized
            transition obligation...........  51     51     51
                                            ----   ----   ----
          Net periodic postretirement
            benefit cost....................$243   $231   $212
                                            ====   ====   ====



     Sterling's postretirement benefits other than pensions are currently not funded.

The status of the plans at December 31, 1995, 1994 and 1993 is as follows:

     Actuarial valuation of accumulated postretirement benefit obligation:

                                                 1995    1994    1993
     Retirees..................................$  324  $  289  $  314
     Fully eligible active plan participants...   323     258     294
     Other active plan participants............   787     786     653
                                               ------  ------  ------
                                               $1,434  $1,333  $1,261
     Unrecognized transition obligation........  (872)   (924)   (975)
     Unrecognized net gain (loss)..............    56      (9)    (94)
                                               ------  ------  ------
     Accrued postretirement benefit cost.......$  618  $  400  $  192
                                               ======  ======  ======



     Prior to January 1, 1993, Sterling recognized the cost of postretirement benefits, which is primarily retiree health care, as an expense as premiums were incurred. These costs approximated $17,886 and $13,888 for 1992 and 1991, respectively. The postretirement health care plan is contributory, with retiree contributions based on years of service.

     The assumed postretirement health care cost trend rate used in measuring the accumulated postretirement benefit was 8% in 1995, decreasing by
 .5% per year to an ultimate rate of 5% in 2001 and remains at that level thereafter. The discount rate used to measure the accumulated postretirement benefit obligation was 7% in 1995.

     The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1995 by $325,737 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended
December 31, 1995 by $49,860.

Note 12 - Applicable Income Taxes

     The effective income tax rates for financial reporting purposes are less than the Federal statutory rate of 34% for 1995, 1994 and 1993 for reasons shown as follows:

                                          For the years ended December 31,
                                        Statutory          Statutory         Statutory
                                  1995    Rate      1994      Rate    1993      Rate
Federal income tax expense
   at statutory rate............$ 4,091   34.0%   $ 3,711    34.0%  $ 3,587    34.0%
Reduction resulting from:
  Non-taxable interest income... (1,046)  (8.7%      (966)   (8.8%)    (895)   (8.5%)
  Other, net....................    (71)   (.6%)     (149)   (1.4%)      20      .2%
                                -------  ------   -------   ------  -------   ------
Applicable Federal income taxes.$ 2,974   24.7%   $ 2,596    23.8%  $ 2,712    25.7%
State income taxes..............     65     .6%        41      .4%       37      .4%
                                -------  ------   -------   ------  -------   ------
Applicable income taxes.........$ 3,039   25.3%   $ 2,637    24.2%  $ 2,749    26.1%
                                =======  ======   =======   ======  =======   ======
Taxes currently payable.........$ 2,460           $ 2,330           $ 3,048
Deferred income taxes...........    579               307              (299)
                                -------           -------           -------
Applicable income taxes.........$ 3 039           $ 2,637           $ 2,749
                                =======           =======           =======

     The Corporation had net deferred tax credits of $3,512,000, $2,312,000 and $1,790,000 at December 31, 1995, 1994 and 1993 respectively. The tax effect of temporary differences that gave use to significant portions of the deferred tax liabilities at December 31, 1995 and 1994, are as follows:

Caption>

           Deferred tax assets:
             Allowance for loan losses.....................$ 2,756       $ 2,542
             Deferred loan fees and costs..................     57            71
             Postretirement benefits other than pensions...    216           140
             Foreclosed assets.............................     11             9
             Other.........................................     15            12
                                                           -------       -------
               Total deferred tax assets...................  3,055         2,774
                                                           =======       =======

           Deferred tax liabilities:
             Leasing....................................... (5,321)       (4,572)
             Depreciation..................................   (244)         (206)
             Pension.......................................   (145)          (72)
             Unrealized gains on investments...............   (836)         (215)
             Other.........................................    (21)          (21)
                                                           -------       -------
               Total deferred tax liabilities.............. (6,567)       (5,086)
                                                           =======       =======
               Net deferred tax liability.................. (3,512)       (2,312)
                                                           =======       =======

     Amounts for the current year are based upon estimates and assumptions as of the date of this report and could vary from amounts shown on the tax return when filed. Accordingly, amounts previously reported for 1994 may change as a result of adjustments to conform to tax returns filed.

     The Financial Accounting Standards Board has issued Statement No. 109, "Accounting for Income Taxes", which significantly changes the recognition and measurement of deferred income tax assets and liabilities. Statement 109 requires that deferred income taxes be recorded on an asset/ liability method and adjusted when new tax rates are enacted. The corporation adopted Statement No. 109 beginning with its year ending December 31, 1993. The Statement provides that the effect of its adoption may be recorded entirely in the year of adoption or retroactively by restating one or more prior years. The statement was retroactively applied to 1990.

Note 13 - Operating Leases

     The Bank leases certain banking facilities under operating leases which expire on various dates to 2022. Renewal options are available on these leases. Minimum future rental payments as of December 31, 1995 are as follows:

                                                     Operating
                                                       Leases
                       1996.........................$    519
                       1997.........................     450
                       1998.........................     388
                       1999.........................     333
                       2000.........................     174
                       Later years..................   2,009
                                                     -------
                       Total minimum future rental
                         payments...................$  3,873
                                                     =======

     Total rent expense charged to operations amounted to $479,809 in 1995, $413,996 in 1994 and $373,332 in 1993.

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

Loans - For certain homogenous categories of loans, such as some residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Lease contracts as defined in FASB Statement No. 13, "Accounting for Leases", are not included in this disclosure statement.

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

The estimated fair values of the Corporation's financial instruments are as follows:

                                                   1995                    1994
                                           ---------------------   --------------------
                                            Carrying     Fair       Carrying    Fair
                                             Amount      Value       Amount     Value
                                           ---------   ---------   ---------  ---------
      Financial Assets:
       Cash and short-term investments.....$ 35,438   $  35,438   $  32,398  $  32,398
       Investment securities
          held-to-maturity................. 122,885     124,066     161,160    156,047
       Investment securities
          available-for-sale...............  68,967      68,967       9,051      9,051

       Loans............................... 384,732                 355,410
        Less: Allowance for loan losses....  (7,180)                 (7,028)
                                          ---------   ---------   ---------  ---------
      Net loans...........................$ 377,552   $ 380,131   $ 348,382  $ 340,898


      Financial Liabilities:
        Deposits..........................$ 610,105   $ 612,611   $ 537,002  $ 534,344
        Federal funds purchased...........     none        none       6,000      6,000
        U.S. Treasury demand notes........    2,234       2,234       2,914      2,914
        Other borrowings..................   21,523      21,281      19,173     18,731


      Unrecognized financial instruments:*
        Interest rate swaps:
         In a net receivable position.....$    none   $    none   $    none  $    none
         In a net payable position........    (none)      (none)      (none)     (none)
        Commitments to extend credit......      (72)        (72)        (86)       (86)
        Standby letters of credit.........      (38)        (38)        (37)       (37)
        Financial guarantees written......    (none)      (none)      (none)     (none)

<F1>* The amounts shown under "Carrying Amount" represent accruals or deferred income (fees)
arising from those unrecognized financial instruments.

Note 15 - Commitments and Contingent Liabilities

     In the normal course of business, there are various commitments and contingent liabilities which are not reflected in the financial statements. These include lawsuits and commitments to extend credit, guarantees and letters of credit. In the opinion of management, there are no material commitments which represent unusual risks.

     A summary of the more significant commitments as of December 31, 1995 and 1994 are as follows:

     Financial instruments whose contract amounts
       represent credit risk:
                                                          1995          1994
         Standby letters of credit ....................$  7,568     $   5,520
         Commitments to extend credit..................$ 76,672     $  71,265

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

     In 1994, SFAS No. 119 - "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" was issued effective for financial statements issued after December 15, 1994. The Corporation has not entered into any derivatives defined as a future, forward, swap, option, caps, floors, etc. However, the financial instruments listed above as standby letters of credit and commitments to extend credit have characteristics similar to derivatives. The following is a schedule that represents the estimated risk of current interest rates versus committed rates. Due to the uncertainty of when and how much a commitment to extend credit will be exercised, estimates were used.

                                                   Fixed Rate Commitments

                                                           1995      1994
          Carrying value at December 31,..............$      0         0

            Commitment available not yet exercised......$ 19,105    10,865

          Commitment revalued at existing rates with
              estimated activity........................$ 19,117    10,823


Note 16 - Related Party Transactions

     Certain directors and officers of Sterling Financial Corporation and its subsidiaries, their immediate families and companies in which they are principal owners (more than 10%), were indebted to the Bank during 1995 and 1994. All loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, in the opinion of the management of the Bank, do not involve more than a normal risk of collectibility or present other unfavorable features. Total loans to these persons at December 31, 1995 and 1994 amounted to $6,170,667 and $5,497,545 respectively. During 1995, $2,585,340 of new loans were made and repayments totaled $1,912,218.

Note 17 - Dividend and Loan Restrictions

     Dividends are paid by Sterling Financial Corporation from its assets which are provided in part by dividends from Bank of Lancaster
County, N.A. However, certain restrictions exist regarding the ability of the Bank to transfer funds to Sterling Financial Corporation in the form of dividends. The approval of the Comptroller of the Currency shall be required if the total of all dividends declared by the Bank in any calendar year shall exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. Under these restrictions, the Bank can declare dividends in 1996 without approval of the Comptroller of the Currency of approximately $12,676,000 plus an additional amount equal to the Bank's net profits for 1996 up to the date of any such dividend declaration.

     Under current Federal Reserve regulations, the Bank is limited in the amount it may loan to Sterling Financial Corporation. Loans to Sterling Financial Corporation may not exceed 10% of the Bank's capital stock and surplus.

Note 18 - Sterling Financial Corporation (Parent Company Only) Financial Information

                               Condensed Balance Sheets
                                                                 As of December 31,
                                                                  1995        1994
  Assets
    Cash.......................................................$      5    $    291
    Securities available-for-sale..............................      88        none
    Investment in subsidiaries at equity.......................  63,994      57,546
    Other assets...............................................     847         328
                                                               --------    --------
  Total Assets.................................................$ 64,934    $ 58,165
                                                               ========    ========
  Liabilities
    Other liabilities..........................................$  1,025         880

  Stockholders' Equity
    Common Stock...............................................$ 29,663    $ 29,372
    Capital Surplus............................................   9,987       8,544
    Retained Earnings..........................................  22,848      19,114
    Net Unrealized Gain on securities available-for-sale,
        net of taxes...........................................   1,624         420
    Less: Treasury Stock at cost...............................    (213)       (165)
                                                               --------    --------
  Total Stockholders' Equity...................................$ 63,909    $ 57,285
                                                               --------    --------
  Total Liabilities and Stockholders' Equity...................$ 64,934    $ 58,165
                                                               ========    ========

                               Condensed Statements of Income

                                                      Years Ended December 31,
                                               1995         1994         1993
Income
   Dividends from subsidiaries...............$  3,837    $    966      $  1,262
   Dividends on investment securities........       2        none          none
   Other income..............................       1           1             1
                                             --------    --------      --------
     Total Income............................   3,840         967         1,263
                                             --------    --------      --------
 Expenses
   Fees paid to subsidiary...................    none        none           108
   Other expense.............................     141         178           121
                                             --------    --------      --------
     Total Expenses..........................     141         178           229
                                             --------    --------      --------
 Income before income taxes and equity
   in undistributed net income
   of subsidiaries...........................   3,699         789         1,034
 Income taxes (credits)......................     (47)        (60)          (78)
                                             --------    --------      --------
                                                3,746         849         1,112
 Equity in undistributed income of
   subsidiaries..............................   5,248       7,428         6,690
                                             --------    --------      --------
 Net Income..................................$  8,994    $  8,277      $  7,802
                                             ========    ========      ========


                       Statements of Cash Flows
                                                        Years Ended December 31,

                                                       1995       1994       1993
  Cash flows from operating activities
  Net income........................................$  8,994   $  8,277   $  7,802
  Adjustments to reconcile net income to net cash
    provided by/(used in) operating activities:
   Undistributed (earnings) loss of subsidiaries....  (5,248)    (7,428)    (6,690)
    Changes in operating assets and liabilities:
      (Increase) decrease in other assets...........    (519)      (142)       188
      (Decrease) increase in other liabilities......     142         73         91
                                                    --------   --------   --------
    Net cash provided by/(used in)
       operating activities.........................   3,369        780      1,391
                                                    --------   --------   --------
  Cash flows from investing activities
   Proceeds of interest-bearing deposits
    in other banks..................................    none       none        100
   Purchase of investment securities................     (81)      none       none
                                                    --------   --------   --------
     Net cash provided by/(used in) investing
       activities...................................     (81)      none        100
                                                    --------   --------   --------
  Cash flows from financing activities
   Proceeds from issuance of common stock...........   1,731      2,645      1,629
   Cash dividends paid..............................  (5,260)    (3,386)    (2,985)
   Cash dividends paid in lieu of
    fractional shares...............................    none       none        (32)
   Acquisition of treasury stock....................  (1,252)      (379)      (267)
   Proceeds from issuance of treasury stock.........   1,207        241        526
                                                    --------   --------   --------
     Net cash provided by/(used in) financing
      activities....................................  (3,574)      (879)    (1,129)
                                                     --------  --------   --------

     Increase (decrease) in cash....................    (286)       (99)       362

  Cash
    Beginning.......................................     291        390         28
                                                    --------   --------   --------
    Ending.........................................$       5   $    291   $    390
                                                   =========   ========   ========


                Summary of Quarterly Financial Data (Unaudited)
                Sterling Financial Corporation and Subsidiaries

     The following is a summary of the quarterly results of operations for the years ended December 31, 1995 and 1994. Net income per share of common stock has been restated to retroactively reflect a two-for-one stock split in the form of a 100% stock dividend paid in September 1994.

                                                    1995
                                                Quarter Ended
                                    March       June    September      December
                                     31          30         30            31
Interest income..................$  11,536    $ 12,090    $ 12,509    $  12,715
Interest expense.................    4,776       5,258       5,529        5,590
                                 ---------     -------    --------     --------
Net interest income..............    6,760       6,832       6,980        7,125
Provision for loan losses........      151         126         182           75
                                 ---------     -------    --------     --------
Net interest income after
  provision for loan losses......    6,609       6,706       6,798        7,050
Other income.....................    1,905       1,964       2,127        2,297
Other expenses...................    5,687       5,809       5,809        6,118
                                 ---------    --------    --------     --------
Income before income taxes.......    2,827       2,861       3,116        3,229
Applicable income taxes..........      696         718         794          831
                                 ---------    --------    --------     --------
Net income.......................$   2,131    $  2,143    $  2,322     $  2,398
                                 =========    ========    ========     ========
Net income per share of
  common stock...................$     .36    $    .36    $    .39     $   .41

                                                    1994
                                                Quarter Ended
                                    March       June    September      December
                                     31          30         30            31
Interest income..................$   9,810    $ 10,253    $ 10,646    $  11,222
Interest expense.................    3,421       3,468       3,858        4,179
                                 ---------     -------    --------     --------
Net interest income..............    6,389       6,785       6,788        7,043
Provision for loan losses........      182         425         309          165
                                 ---------     -------    --------     --------
Net interest income after
  provision for loan losses......    6,207       6,360       6,479        6,878
Other income.....................    1,778       1,710       1,764        1,791
Other expenses...................    5,354       5,388       5,493        5,818
                                 ---------    --------    --------     --------
Income before income taxes.......    2,631       2,682       2,750        2,851
Applicable income taxes..........      666         686         645          640
                                 ---------    --------    --------     --------
Net income.......................$   1,965    $  1,996    $  2,105     $  2,211
                                 =========    ========    ========     ========
Net income per share of
  common stock...................$     .34    $    .34    $    .36     $   .38

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


    None



                                    PART III

Item 10 - Directors and Executive Officers of the Registrant

     Incorporated by reference is the information appearing under the headings "Information about Nominees and Continuing Directors" and "Officers and Executive Officers" of the 1996 Annual
Meeting Proxy Statement.

Item 11 - Executive Compensation

     Incorporated by reference is the information under the headings "Compensation of Directors" and "Executive Compensation" of the 1996 Annual Meeting Proxy Statement.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

    Incorporated by reference is the information appearing under the headings "Principal Holders" and "Beneficial Ownership of Executive Officers, Directors and Nominees" of the 1996 Annual Meeting Proxy Statement.

Item 13 - Certain Relationships and Related Transactions

     Incorporated by reference is the information appearing under the heading "Transactions with Directors and Executive Officers" of the 1996 Annual Meeting Proxy Statement and under "Notes to Consolidated Financial Statements - Note 16 - Related Party Transactions" on page 46 of this Form 10-K.


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

         3(i) Articles of Incorporation of Sterling Financial Corporation incorporated by reference to Exhibit 3 of Registration Statement on Form S-4 (No. 33-12635) filed with the Securities and Exchange Commission on March 13,1987.

          3(ii) Amended Bylaws of Sterling Financial Corporation incorporated by reference to Exhibit 3(ii) of Form 8-K filed with the Securities and Exchange Commission on March 7, 1996.

           10. Material Contracts - 10 a. Employment Agreement of John E. Stefan, Chairman of the Board, President and
                Chief Executive Officer of Sterling
                Financial Corporation and Bank of Lancaster County, N.A. - incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 1987.

           21.  Subsidiaries of the Registrant

           23.  Consent of Auditors

           27.  Financial Data Schedule


   (b) Reports on Form 8-K

            A report on Form 8-K dated December 1, 1995 was filed December 7, 1995 pursuant to item 5 of Form 8-K reporting that Bank of Lancaster County, N.A., a wholly-owned subsidiary of Sterling Financial Corporation, completed the acquisition of branches previously announced in August, 1995.

            A report on Form 8 - K dated March 7, 1996 was filed March 7, 1996 pursuant to item 5 of Form 8-K reporting and filing amended Bylaws of Sterling Financial Corporation.

                                   Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                          STERLING FINANCIAL CORPORATION

                                          By: /s/ John E. Stefan
                                              John E. Stefan
                                              Chairman of the Board,
                                              President and
                                              Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

             Signature                         Title                       Date
                                  Chairman of the Board,
/s/ John E. Stefan                President and Chief                 February 27, 1996
  (John E. Stefan)                Executive Officer; Director


/s/ Jere L. Obetz                 Senior Vice President/Treasurer,    February 27, 1996
  (Jere L. Obetz)                 Chief Financial Officer


/s/ Ronald L. Bowman              Vice President/Secretary,           February 27, 1996
  (Ronald L. Bowman)              Principal Accounting Officer


/s/ Richard H. Albright, Jr.      Director                            February 27, 1996
  (Richard H. Albright, Jr.)


/s/ John E. Burkholder            Director                            February 27, 1996
  (John E. Burkholder)


/s/ Robert H. Caldwell            Director                            February 27, 1996
  (Robert H. Caldwell)


/s/ Howard E. Groff, Jr.          Director                            February 27, 1996
  (Howard E. Groff, Jr.)


/s/ Joan R. Henderson             Director                      February 27, 1996
  (Joan R. Henderson)


/s/ J. Robert Hess                Director                            February 27, 1996
  (J. Robert Hess)


                                  Director                            February 27, 1996
  (Calvin G. High)


/s/ J. Roger Moyer, Jr.           Director                            February 27, 1996
  (J. Roger Moyer, Jr.)


/s/ E. Glenn Nauman               Director                            February 27, 1996
  (E. Glenn Nauman)


/s/ Glenn R. Walz                 Director                            February 27, 1996
  (Glenn R. Walz)



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


 Town & Country, Inc.  (Wholly owned                Pennsylvania
 Subsidiary of Bank of Lancaster
 County, N.A.)
 640 East Oregon Road
 Lancaster, PA 17601


 Sterling Mortgage Services, Inc.                   Pennsylvania
 (Presently inactive)
 101 North Pointe Boulevard
 Lancaster, PA  17601-4133





                          Trout, Ebersole & Groff, LLP
                          Certified Public Accountants
                                1705 Oregon Pike
                         Lancaster, Pennsylvania  17061

                                   Exhibit 23
              Consent of Independent Certified Public Accountants


     We hereby consent to the incorporation by reference in Registration Statement No. 33-55131 on Form S-3 filed August 19, 1994 of our opinion dated January 19, 1996, on the consolidated financial statements of Sterling Financial Corporation for the year ended December 31, 1995 as set forth in this form 10-K.


                                           /s/ Trout, Ebersole & Groff, LLP

                                           Trout, Ebersole & Groff, LLP
                                           Certified Public Accountants


Lancaster, Pennsylvania
March 4, 1996

                                 Exhibit Index

                                                             Page
        Exhibits Required Pursuant to                 (in accordance with
         Item 601 of Regulation S-K               sequential numbering system)

 3(i). Articles of Incorporation of
       Sterling Financial Corporation incorporated by reference to Exhibit 3 of Registration
       Statement on Form S-4 (No. 33-12635)
       filed with the Securities and Exchange
       Commission on March 13, 1987

3(ii). Amended Bylaws of Sterling Financial Corporation incorporated by reference to Exhibit 3(ii) on Form 8-K filed with the Securities and Exchange
       Commission on March 7, 1996


   10. Material Contracts - 10a. Employment Agreement of John E. Stefan, President and Chief Executive Officer of Sterling Financial Corporation and Bank of Lancaster County, N.A. - incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 1987


   21. List of Subsidiaries                                             54


   23. Consent of Auditors                                              55


   27. Financial Data Schedule