Form 10-Q
period 1996-03-31
STERLING FINANCIAL CORP /PA/
filed 1996-05-14
CIK 811671

FORM 10-Q

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549
(Mark One)
    X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1996

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
(State or other jurisdiction of incorporation     (I.R.S. Employer Ident No.)
            or organization)
  101 North Pointe Boulevard
  Lancaster, Pennsylvania                                        17601-4133
  (Address of principal executive offices)                       (Zip Code)

                                        (717) 581-6030
                      (Registrant's telephone number including area code)

                              Not Applicable
(Former name, former address and former fiscal year,if changed since last report)

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

Common Stock, $5.00 Par Value-5,938,082 shares outstanding as of April 30, 1996.
           Sterling Financial Corporation and Subsidiaries

                                Index

PART I - FINANCIAL INFORMATION                                        Page

Item 1 - Financial Statements


         Consolidated Balance Sheets
         as of March 31, 1996 (Unaudited), December 31, 1995,
         and March 31, 1995 (Unaudited).                                 3


         Consolidated Statements of Income
         for the Three Months ended March 31, 1996
         and 1995 (Unaudited).                                           4


         Consolidated Statements of Cash Flows
         for the Three Months ended
         March 31, 1996 and 1995 (Unaudited).                            5


         Notes to Consolidated Financial
         Statements (Unaudited).                                         6



Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             8

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                              17

Item 6 - Exhibits and Reports on Form 8-K                               17

Signature Page                                                          18

Subsidiaries of the Registrant                                          19

                    Part I - Financial Information
           Sterling Financial Corporation and Subsidiaries
                     Consolidated Balance Sheets
                                              March 31,   December 31,    March 31,
                                                 1996         1995          1995
ASSETS                                       (Unaudited)                 (Unaudited)
Cash and due form banks....................$  34,543,438 $  35,414,270 $  34,262,036
Interest-bearing deposits in other banks...       25,842        24,158        15,874
Federal funds sold.........................         none     9,350,000     5,250,000
Mortgage loans held for sale...............    3,563,849       961,700       404,200
Investment Securities::
 Securities held to maturity (market value-
 $115,731,775; $124,066,770; $152,265,384).  115,200,009   122,885,208   154,132,964
 Securities available for sale.............   70,641,850    68,967,132    10,794,571
Loans......................................  450,859,722   427,674,085   400,248,149
 Less: Unearned Income.....................   (1,465,219)   (1,361,905)   (1,051,026)
       Allowance for loan losses...........   (7,893,921)   (7,780,000)   (7,733,307)
Loans, Net.................................  441,500,582   418,532,180   391,463,816
Premises and Equipment.....................   16,496,058    16,449,618    12,857,095
Other real estate owned....................       63,100       251,873       473,446
Accrued interest receivable and
 prepaid expenses..........................    9,499,500    11,778,999     9,341,229
Other assets...............................   31,491,766    26,539,066    24,314,752
TOTAL ASSETS...............................$ 723,025,994 $ 711,154,204 $ 643,309,983
                                            ============  ============  ============

LIABILITIES
Deposits:
 Non-interest bearing......................$  73,569,403 $  77,318,207 $  65,369,054
 Interest-bearing..........................  539,646,316   532,786,570   477,369,804
TOTAL DEPOSITS.............................  613,215,719   610,104,777   542,738,858
Interest-bearing demand notes issued to
 U.S. Treasury.............................    2,548,881     2,233,880     1,426,780
Other liabilities for borrowed money.......   26,373,183    21,523,598    28,184,148
Federal funds purchased....................    2,150,000          none          none
Accrued interest payable and accrued
 expenses..................................    8,227,117     8,230,612     6,754,902
Other liabilities..........................    5,220,962     5,151,826     5,149,225
TOTAL LIABILITIES..........................  657,735,862   647,244,693   584,253,913
STOCKHOLDERS' EQUITY
Common Stock - (Par Value: $5.00)
  No. Shares authorized: 10,000,000
  No. Shares issued: 5,938,110; 5,932,686; 5,900,250
  No. Shares outstanding: 5,934,450; 5,925,527;
   5,882,020................................  29,690,550    29,663,430    29,501,250
Capital Surplus.............................  10,118,073     9,987,236     9,190,990
Retained Earnings...........................  24,214,808    22,847,719    20,359,905
Net unrealized gain on securities available
 for sale...................................   1,366,436     1,623,934       547,046
Less: Treasury Stock (3,660; 7,159; 18,230 )-
 at cost....................................     (99,735)     (212,808)     (543,121)
TOTAL STOCKHOLDERS' EQUITY..................  65,290,132    63,909,511    59,056,070
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.$ 723,025,994 $ 711,154,204 $ 643,309,983
                                            ============  ============  ============

See accompanying notes to financial statements

                    Part 1 - Financial Information
           Sterling Financial Corporation and Subsidiaries
            Consolidated Statements of Income (Unaudited)

                                                      Three Months Ended
                                                            March 31,
                                                       1996          1995
 INTEREST INCOME
  Interest and fees on loans.......................$   9,919,302  $  8,993,200
  Interest on deposits in other banks..............          640           470
  Interest on federal funds sold...................       59,933        26,146
  Interest and dividends on investment securities:
     Taxable.......................................    2,007,939     1,810,117
     Tax-exempt....................................      756,668       657,915
     Dividends on stock............................       53,365        48,171
TOTAL INTEREST INCOME..............................   12,797,847    11,536,019
INTEREST EXPENSE
  Interest on time certificates of deposit of
     $100,000 or more..............................      199,376       237,736
  Interest on all other deposits...................    4,794,137     4,009,486
  Interest on demand notes issued to the U.S. Treas       23,358        29,929
  Interest on federal funds purchased..............       15,979        57,046
  Interest on other borrowed money.................      431,592       442,377

TOTAL INTEREST EXPENSE.............................    5,464,442     4,776,574
NET INTEREST INCOME................................    7,333,405     6,759,445
  Provision for loan losses........................      159,000       151,000
NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES.....................................    7,174,405     6,608,445
OTHER OPERATING INCOME
   Income from fiduciary activities................      292,965       199,754
   Service charges on deposit accounts.............      552,975       458,543
   Other service charges, commissions and fees.....      419,367       391,154
   Mortgage banking income.........................      399,004       115,516
   Other operating income..........................      844,235       740,443
TOTAL OTHER OPERATING INCOME.......................    2,508,546     1,905,410
 OTHER OPERATING EXPENSES
   Salaries and employee benefits..................    3,655,141     3,163,561
   Net occupancy expense...........................      559,063       389,919
   Furniture and equipment expense.................      482,704       367,712
   FDIC insurance assessment.......................          500       298,019
   Other operating expenses........................    1,781,105     1,467,888
TOTAL OTHER OPERATING EXPENSES.....................    6,478,513     5,687,099
   Income before income taxes......................    3,204,438     2,826,756
   Applicable income taxes.........................      768,490       695,772
NET INCOME.........................................$   2,435,948  $  2,130,984
                                                    ============   ===========
Earnings per common share:
 Net Income........................................$         .41  $        .36

 Cash dividends declared per common share..........$         .18  $        .15



See accompanying notes to financial statements

                    Part I - Financial Information
           Sterling Financial Corporation and Subsidiaries
          Consolidated Statements of Cash Flows (Unaudited)
                                                            Three Months Ended
                                                                  March 31,
                                                             1996         1995
Cash Flows from Operating Activities
 Net Income..............................................$  2,435,948 $  2,130,984
 Adjustments to reconcile net income to net cash
  provided by/(used in)operating activities:
   Depreciation..........................................     383,957      258,530
   Accretion and amortization of investment securities...      86,253      111,167
   Provision for possible loan and lease losses..........     159,000      151,000
   (Gain) loss on disposition of property and equipment..         418           66
   (Gain) loss on sale of mortgage loans.................    (104,126)     (20,289)
   Proceeds from sales of mortgage loans.................  11,909,007    1,869,480
   Origination of mortgage loans held for sale........... (14,407,030)  (1,729,600)
   Change in operating assets and liabilities:
    (Increase) decrease in accrued interest receivable
     and prepaid expenses................................   2,279,499     (387,057)
    (Increase) decrease in other assets..................  (4,763,927)    (465,965)
    Increase (decrease) in accrued interest payable
     and accrued expenses................................      (3,495)   1,017,389
    Increase (decrease) in other liabilities.............     201,787     (200,651)
     Net cash provided by/(used in) operating activities.  (1,822,709)   2,735,054
Cash Flows from Investing Activities
 Proceeds from interest-bearing deposits in other banks..     664,540      241,776
 Purchase of interest-bearing deposits in other banks....    (666,224)    (234,115)
 Proceeds from maturities of investment securities.......  15,788,130    8,584,095
 Purchase of investment securities....................... (10,254,051)  (3,218,771)
 Federal funds sold, net.................................   9,350,000   (5,250,000)
 Net loans and leases made to customers.................. (23,127,402)  (6,606,391)
 Purchases of premises and equipment.....................    (431,496)  (1,138,268)
 Proceeds from sale of premises and equipment............         681         none
     Net cash provided by/(used in) investing activities.  (8,675,822)  (7,621,674)
Cash Flows from Financing Activities
 Net increase (decrease) in demand deposits, NOW
  and savings accounts................................... (12,025,474)  (8,313,321)
 Net increase (decrease) in time deposits................  15,136,416   14,050,176
 Federal funds purchased, net............................   2,150,000   (6,000,000)
 Net increase (decrease) in interest-bearing demand
  notes issued to U.S. Treasury..........................     315,001   (1,487,090)
 Proceeds from borrowings................................   7,900,000   17,975,000
 Repayments of borrowings................................  (3,050,415)  (8,963,378)
Proceeds from issuance of common stock...................     161,364      768,532
Cash dividends paid......................................  (1,068,859)    (885,037)
Acquisition of treasury stock............................     (99,735)    (543,121)
Proceeds from issuance of treasury stock.................     209,401      172,757
    Net cash provided by/(used in) financing activities..   9,627,699    6,774,518
  Increase (decrease) in cash and due from banks.........    (870,832)   1,887,898
Cash and due from banks::
 Beginning...............................................  35,414,270   32,374,138
 Ending..................................................$ 34,543,438 $ 34,262,036
                                                          ===========  ===========
Supplemental Disclosure of Cash Flow Information:

Cash payments for:
  Interest paid to depositors and on borrowed money......$  5,582,836  $ 4,396,282
  Income taxes...........................................        none         none

Supplemental Schedule of Noncash Investing and Financing Activities
Other Real Estate acquired in settlement of loans........        none       39,459



See accompanying notes to financial statements

                    Part I - Financial Information

Sterling Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements of Sterling Financial Corporation ("Sterling") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

     The consolidated financial statements of Sterling include the accounts of its wholly owned subsidiary, Bank of Lancaster County, N.A. (The "Bank") and its wholly owned subsidiary, Town & Country, Inc. All significant intercompany transactions are eliminated in the consolidation.

     Effective January 1, 1994, Sterling adopted Statement of Financial Accounting Standards (SFAS) No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities". SFAS 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. These investments are to be classified in one of three categories and accounted for as follows: 1)debt securities that a company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost; 2) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value with unrealized gains and losses included in earnings; and
3) debt and equity securities not classified as either held-to-maturity or trading securities are classified as available-for-sale securities and reported at fair vale, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders equity. Sterling has segregated its investment securities into two categories: those held-to-maturity and those available-for-sale.
In 1995, the Financial Accounting Standards Board ("FASB") issued a Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities". Effective November 15, 1995, the FASB permitted a one-time opportunity for institutions to reassess the appropriateness of the designations of all securities held upon the initial application of the Special
Report. After a reassessment of the current designations of the portfolio, it was determined that an additional $54,218,000 in securities be transferred from the held-to maturity category to available-for-sale category. The total net unrealized gain on securities available-for-sale, net of taxes, at December 31, 1995 was $1,623,934. The total net unrealized gain on securities available-for-sale, net of taxes, was $1,366,436 and $547,046 respectively at March 31, 1996 and March 31, 1995. There has been no impact on current year earnings or a restatement of previously issued financial statements in connection with the adoption of this new accounting standard.

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

     The Financial Accounting Standards Board issued SFAS No. 116 - "Accounting for Contributions Received and Contributions Made".
This Statement establishes standards of financial accounting and reporting for contributions received and contributions made. This Statement was effective for financial statements issued for fiscal years beginning after December 15, 1994 and interim periods within those fiscal years.
The application of this Statement did not have a material effect on earnings.

     The Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of
Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in March 1995. This Statement applies to long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and to long lived assets and certain identifiable intangibles to be disposed of.
The Statement applies to all entities. This Statement does not apply to financial instruments, long-term customer relationships of a financial institution, mortgage and other servicing rights, deferred policy acquisitions costs, or deferred tax assets. This Statement is effective for financial statements for fiscal years beginning after December 15, 1995. The adoption of FASB No. 121 is not expected to have a material effect on the financial position or results of operations of the Corporation.

     FASB Statement No. 122, "Accounting for Mortgage Servicing Rights -
an amendment of FASB Statement No. 65", effective for fiscal years beginning after December 15, 1995, establishes accounting standards for recognizing servicing rights on mortgage loans. The Corporation has historically originated mortgage loans as a normal business activity, selling the mortgages on the secondary market to Federal Home Loan
Mortgage Corporation and retaining all mortgage servicing.  Mortgage sale
income has been recorded on a "net" gain/loss basis.   FASB No. 122 will
require recognition of servicing "value" as an asset and immediate income as though mortgage servicing has been sold rather than retained.
The servicing asset valuation will be amortized over the expected servicing life of the mortgage portfolio. In addition, the mortgage servicing asset must be valued periodically for impairment, based upon review of expected servicing life in relation to current market rates. The implementation of FAB No. 122 will result in a greater recognition of income from mortgage origination and sales activity and a corresponding decrease of servicing income over the serviced mortgage portfolio life.

     FASB Statement No. 123, "Accounting for Stock-Based Compensation", was issued in October 1995. This Statement establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. An employee stock purchase plan that allows employees to purchase stock at a discount from market price is not compensatory if it satisfies three conditions: (a) the discount is relatively small, (b) substantially all full-time employees may participate on an equitable basis, and (c) the plan incorporates no option features such as allowing the employee to purchase the stock at a fixed discount from the lesser of the market price at grant date or date of purchase. The disclosure requirements of this Statement are effective for financial statements for fiscal years beginning after December 31, 1995, or for an earlier fiscal year for which this Statement is initially adopted for recognizing compensation cost. The Corporation has determined that the application of this Standard will not have a material effect on earnings.

Note 2 - Earnings Per Share

     Earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding which were 5,937,755 and 5,899,008 for 1996 and 1995 respectively.

                    Part I - Financial Information

Sterling Financial Corporation and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Financial Condition

     Total assets at March 31, 1996 amounted to $723,025,994 compared to $643,309,983 at March 31, 1995. This represents an increase of $79,716,011 or 12.4% over that period of time. Total assets at March 31, 1996 increased $11,871,790 or 1.7% over the $711,154,204 reported at December 31, 1995.

     The investment securities portfolio reflects a 12.7% increase of $20,914,324 during the twelve month period March 31, 1995 to March 31, 1996. Effective January 1, 1994, Sterling adopted SFAS No. 115 - "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 requires that these securities be classified into one of three categories: held-to-maturity, available-for-sale or trading. Specific accounting treatments apply to each of the three categories. Securities held-to-maturity will be reported at amortized cost, trading securities are reported at fair value with unrealized gains and losses included in earnings and available-for-sale will be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. Sterling has segregated its investment securities into two categories:
those held-to-maturity and those available-for-sale. In 1995, the Financial Accounting Standards Board issued a Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain
Investments in Debt and Equity Securities". Effective November 15, 1995, the FASB permitted a one-time opportunity for institutions to reassess the appropriateness of the designations of all securities held upon the initial application of the Special Report. After a reassessment of the current designations of the portfolio, it was determined that an additional $54,218,000 in securities be transferred from the held-to-maturity category to available-for-sale category. Included in securities available-for-sale is unrealized gains of $2,070,358 and $828,857 for March 31,1996 and March 31, 1995
respectively. During the first three months of 1996, there was a decrease in investment securities in the amount of $6,010,481 or 3.1% from the $191,852,340 reported at December 31, 1995.
The amount of unrealized gains included in the available-for-sale category at December 31, 1995 was $2,460,506.

     Net loans have grown from $391,468,816 at March 31, 1995 to $441,500,582 at March 31, 1996. This represents an increase of $50,036,766 or 12.8%. Net loans have grown from $418,532,180 to
$441,500,582 during the three month period ended March 31, 1996.
This represents an increase of 5.5% since December 31, 1995.

     Premises and equipment increased $3,638,963 or 28.3% from $12,857,095 at March 31, 1995 to $16,496,058 at March 31, 1996. During the first three months of 1996, total premises and equipment increased
$46,440 or .3% from $16,449,618 at December 31, 1995. Contributing to the increase in premises and equipment during the period March
1995 to March 1996 was the construction costs for the new headquarters building for Sterling Financial Corporation and Bank of Lancaster
County, as well as furnishings and equipment for this building.

     Total deposits increased $70,476,861 or 13% from $542,738,858 at March 31, 1995 to $613,215,719 at March 31, 1996. During the first three months of 1996, total deposits increased $3,110,942 from the $610,104,777 reported at December 31, 1995. Noninterest-bearing deposits increased $8,200,349 from $65,369,054 at March 31, 1995 to $73,569,403 at
March 31, 1996. During the same period, interest-bearing deposits increased $62,276,512 or 13%. Noninterest-bearing deposits decreased $3,748,804 during the first three months of 1996 while interest-bearing deposits increased $6,859,746 or 1.3%. On December 1, 1995, the Bank completed a transaction involving the acquisition of two retail banking offices from Corestates Financial Corporation.
The acquisition involved primarily the assumption of certain deposit liabilities in the approximate amount of $22 million.

     Stockholders' equity increased $6,234,062 or 10.6% from the $59,056,070 reported at March 31, 1995 to $65,290,132 at March 31, 1996. There was an increase of $1,380,621 or 2.2% from the $63,909,511 reported at December 31, 1995. Contributing to these increases were net income from operations and the issuance of stock pursuant to a dividend reinvestment and stock purchase plan and an employee stock plan. Net unrealized gain on securities available-for-sale is included in calculating the increases above. However, regulatory authorities have decided to exclude the net unrealized holding gains and losses on available-for-sale securities from the definition of common stockholders' equity for regulatory capital purposes. The capital ratios reflect that exclusion. Total stockholders' equity to total assets at March 31, 1996 was 8.87% compared to 9.11% at March 31, 1995. At December 31, 1995 the ratio was 8.79%.

     Federal regulatory authorities issued risk-based capital guidelines applicable to banks and bank holding companies in an effort to make regulatory capital more responsive to the risk exposure related to various categories of assets and off-balance sheet items. These guidelines require that banking organizations meet a minimum risk-based capital, define the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of capital requirements. The components of capital are called Tier 1 and Tier 2 Capital. Tier 1 capital is the shareholders' equity and Tier 2 capital is the allowance for loan losses. The risk-based capital ratios are computed by dividing the components of capital by risk-weighted assets. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet items. The guidelines require Tier 1 capital of at least 4% and total capital of 8% of risk-weighted assets.
The Tier 1 capital ratio was 10.84% and the total risk-based capital ratio was 12.09% at March 31, 1996 while the Tier 1 capital ratio was 11.14% and the total risk-based capital ratio was 12.39% at March 31, 1995.

    The following table reflects the various capital ratios for the periods indicated:

                        March 31, 1996   December 31, 1995  March 31, 1995

      "Statement"
    Equity Capital           8.87%             8.79%               9.11%
    Primary and
     Total Capital           9.85%             9.78%              10.19%

      "Risk-based"
    Tier 1 Capital          10.84%            10.95%              11.14%
    Total Capital           12.09%            12.21%              12.39%


     Changes in the Allowance for Loan Losses for the three months ended March 31, 1996 and 1995 were as follows:

                                              1996                    1995

    Balance at January 1                   $7,780,000              $7,640,000
    Provision for loan losses
     charged to operating expenses            159,000                 151,000
                                           ----------              ----------
                                            7,939,000               7,791,000
                                           ----------              ----------
    Losses charged to allowance               104,208                 118,418
    Recoveries credited to allowance           59,129                  60,725
                                           ----------              ----------
    Net charge-offs                            45,079                  57,693
                                           ----------              ----------
    Balance at March 31,                   $7,893,921              $7,733,307
                                           ==========              ==========

    Allowance as a percent of
     period-end loans                           1.76%                   1.94%


     The net charge-offs for the first three months of 1996 were within our expectations. Management makes a determination no less frequently than quarterly as to the appropriate provision necessary to maintain an adequate allowance for potential loan losses. The amount of provision made is based upon a variety of factors including a specific allocation by individual credits, loss experience for classified loans using migration analysis, loss experience for homogenous loan pools, levels and trends in delinquency, specific non-accruing and problem loans, evaluation of economic conditions and forecasts and other factors deemed appropriate by management. While there can be no assurance that material amounts of additional loan loss provisions will not be required in the future, management believes that, based upon information presently available, the amount of the allowance for possible loan losses is adequate.

     The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans:

                                           March 31,  December 31,  March 31,
                                             1996        1995         1995
Nonaccrual loans                          $1,182,769  $1,009,536   $2,260,291
Accruing loans, past due 90 days or more  $  308,115  $  330,470   $  367,043

Non-performing loans to total loans             .33%        .31%         .66%
Allowance for loan losses to
 non-performing loans                         529.5%      580.6%       294.3%

  The general policy has been to cease accruing interest on loans when it is determined that a reasonable doubt exists as to the collectibility of additional interest. Interest income on these loans is only recognized to the extent payments are received. If interest income had been recorded on such loans for the periods indicated, such interest income would have been increased by approximately $25,345 and $63,252 at March 31, 1996 and 1995 respectively, and $143,997 at December 31, 1995. Interest income recorded on the nonaccrual loans in 1996 was $5,823 and 1995 was $2,712. Potential problem loans are loans which are included as performing loans, but for which possible credit problems of the borrower causes management to have doubts as to the ability of such borrower to comply with present repayment terms and which may eventually result in disclosure as a non-performing loan. At March 31,1996, there were no such loans that had to be disclosed as potential problem loans.

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

     The average amount of nonaccruals was $1,087,052 for the first quarter of 1996 and $2,246,809 for the first quarter of 1995, while the average for 1995 was $1,476,100.

     The following table presents information concerning impaired loans for the periods indicated:

Gross impaired loans which have allowances...$1,182,769 $1,009,536 $2,260,291
 Less: Related allowances for loan loss......  (351,628)  (348,790)  (717,131)
                                             ---------- ---------- ----------
Net impaired loans...........................$  831,141 $  660,746 $1,543,160

     At March 31, 1996, there were no concentrations exceeding 10% of total loans. A concentration is defined as amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly affected by changes in economic or other conditions. There were no foreign loans outstanding at March 31, 1996.

    Liquidity is the ability to meet the requirements of customers for loans and deposit withdrawals in the most economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost. Liquidity from asset categories is provided through cash, noninterest-bearing and interest bearing deposits with banks, federal funds sold and marketable investment securities maturing within one year. The loan portfolio also provides an additional source of liquidity due to the Bank's participating in the secondary mortgage market. The loan portfolio also provides significant liquidity by repayment of loans by maturity or scheduled amortization payments.
On the liability side, liquidity is available through customer deposit growth and short term borrowings. Liquidity must constantly be monitored because future customer demands for funds are uncertain. The amount of liquidity needed is determined by the changes in levels of deposits and in the demand for loans. Management believes that the sources of funds mentioned provide sufficient liquidity.

Results of Operations

     The following discussion analyzes the specific components affecting the changes in net income for the periods analyzed.

Three months ended March 31, 1996 compared to three months ended March 31, 1995

     Net income for the first quarter of 1996 amounted to $2,435,948 compared to $2,130,984 for the first quarter of 1995. This represents an increase of $304,964 or 14.3%. On a per share basis, income was $.41 compared to $.36.

     Return on average assets for the first quarter of 1996 was 1.36% compared to 1.35% for the first quarter of 1995. Return on equity was 15.02% for the first quarter of 1996 compared to 14.51% for the same period in 1995.

     Total interest income increased $1,261,828 or 10.9% while total interest expense increased $687,868 or 14.4%. Therefore, the interest differential increased $573,960. Loans increased over $50 million over the same period in 1995. Increased volumes was the primary reason for the increase of $926,102 in interest and fees on loans. Interest on deposits with banks increased $170. Interest on federal funds sold increased $33,787. The daily average of federal funds sold was $4,380,219 in 1996 compared to $1,754,444 in 1995. Income on investment securities increased $301,769 or 12% in 1996. The daily average of investment securities in 1996 was $188,769,504 compared to $167,276,427 in 1995.

      Total interest expense amounted to $5,464,442 reflecting an increase of $687,868 or 14.4% over the $4,776,574 reported in 1995. Interest paid on interest-bearing deposits increased $746,291 or 17.6% in 1996 over the same period in 1995. Increased volumes in interest-bearing deposits generated a major portion of this increase. Interest expense on other interest bearing liabilities decreased $58,423 during the same period of time primarily as a result of decreased volumes in this category of liabilities.

      The provision for possible loan losses increased $8,000 from a charge of $151,000 in 1995 to $159,000 in 1996. The provision reflects the amount deemed appropriate by management to provide an adequate reserve to meet the present and foreseeable risk characteristics of the loan portfolio.

      Total other operating income increased $603,136 or 31.7%. An increase was reflected in all categories of income. Income from fiduciary activities increased $93,211 or 46.7%. Service charges on deposit accounts and other various service charges increased $122,645 or 14.4%. Other operating income increased $103,792 which represents a 14% increase. Income generated from operating leases was the major contributor to the increase in other operating income. Mortgage banking income increased $283,488. The increase in mortgage banking income was a result of increased volumes of originations and subsequent sales and the implementation of FASB Statement No. 122.

      Total other operating expenses rose $791,414 or 13.9% over the same period last year. Increases of $491,580 in salaries and employee benefits, $313,217 in other operating expenses, $284,136 in occupancy and furniture and equipment expense and a decrease of $297,519 in FDIC insurance constitute the total increase. The increase in salaries and employee benefits was primarily due to increases in staff as well as increases in wages and increased costs of employee benefits.
In 1995, the Bank completed construction of a new headquarters building which also includes branch banking facilities. In addition, two new branch offices were opened in early 1995 and two branch offices were acquired from another financial institution in December 1995. These additions contributed to the increase in occupancy and furniture and equipment expense. Contributing to the increase in other operating expenses were increases in marketing expense, professional services, education and training expense, VISA and MAC fees and other operating expenses in the normal course of business. Effective June 1, 1995, the FDIC approved a new assessment rate schedule. The Bank's annual rate went to 4 cents per $100 of assessable deposits, down from the rate of 23 cents per $100. On November 14, 1995, the FDIC Board of Directors voted to reduce the insurance premiums paid on deposits covered by the Bank Insurance Fund ("BIF"), effective for the first semiannual assessment period of 1996. Under the new rate structure for the BIF, assessment rates were lowered by 4 cents per $100 of assessable deposits for all risk categories, subject to the statutory requirement that all institutions pay at least $2,000 annually for FDIC insurance. Since the Bank is included in the lowest premium paying category, the Bank will pay the statutory annual minimum of $2,000. As a result, the Bank experienced a reduction in the FDIC assessment in 1996 over 1995.

      Applicable income taxes amounted to $768,490 in 1996 compared to $695,772 in 1995. The increase in taxes is due in part to increases in taxable income.

Three months ended March 31, 1996 compared to three months ended
December 31, 1995

     Net income increased $38,310 or 1.6% in the first quarter of 1996 over the fourth quarter of 1995. Net income at March 31, 1996 was $2,435,948 compared to $2,397,638 for the quarter ending December 31, 1995.
Net income on a per share basis was $.41 for the first quarter of 1996 as well as the last quarter of 1995. Return on average assets for the first quarter of 1996 was 1.36% compared to 1.40% for the last quarter of 1995. Return on equity was 15.02% and 15.50% respectively for March 31, 1996 and December 31, 1995.

     Total interest income increased $82,649 or .7%. Interest and fees on loans increased $71,183 while interest on investment securities increased $19,478. Interest on other earning assets decreased $8,012. Earning assets increased approximately $10.3 million during the first three months of 1996. The most significant increase in earning assets was in the loan portfolio. Loans, net of unearned income, increased over $23 million the first three months of 1996. Federal funds sold decreased $9,350,000 while the securities decreased over $6 million.

     Total interest expense decreased $125,957 or 2.3% during the first quarter of 1996. Total interest-bearing liabilities increased nearly $14.2 million in the first quarter of 1996 over the last quarter of 1995. Interest-bearing deposits increased over $6.8 million during this period of time. Lower interest rates contributed to the decrease in interest expense.

     Net interest income increased $208,606 as a result of an increase in interest income over the decrease in interest expense.

     The loan loss provision for the first quarter of 1996 was $159,000 compared to $74,867 for the last quarter of 1995.

     Total other operating income increased $212,045 or 9.2% in the first quarter of 1996 over the last quarter of 1995. Contributing to this increase was an increase in income from fiduciary activities and service charges on deposit accounts and mortgage banking income. Other service charges, commissions and fees and other income reflect a decrease. The major contributor to the increase was the increase in mortgage banking income.

     Total other operating expenses increased $360,904 or 5.9% over the fourth quarter of 1995. Salaries and employee benefits increased $211,490, occupancy and furniture and equipment expense increased $109,944 and other operating expenses increased $93,705. The FDIC insurance assessment reflected a decrease of $54,235 as a result of the new rate structure effective for the first semiannual assessment period of 1996.

     Applicable income taxes were $62,696 less than those recorded for the fourth quarter of 1995 due mainly to tax credits applied in the first quarter of 1996.

                     PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.

     As of March 31, 1996, there were no material pending legal proceedings, other than ordinary routine litigation incidental to business, to which the Corporation or its subsidiaries are a party or of which any of their property is the subject.

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

               21. Subsidiaries of the Registrant

               27. Financial Data Schedule

     (b) REPORTS ON FORM 8-K
               A report on Form 8-K dated March 7, 1996 was filed March 7, 1996 pursuant to Item 5 on Form 8-K reporting and filing amended Bylaws of Sterling Financial Corporation.

                              Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Sterling Financial Corporation


Date: May 13, 1996                       By:/s/ John E. Stefan
                                            John E. Stefan
                                            Chairman of the Board, President
                                            and Chief Executive Officer

Date: May 13, 1996                       By:/s/ Jere L. Obetz
                                            Jere L. Obetz
                                            Senior Vice President/Treasurer
                                            Chief Financial Officer


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


 Town & Country, Inc.  (Wholly owned                   Pennsylvania
 Subsidiary of Bank of Lancaster
 County, N.A.)
 640 East Oregon Road
 Lancaster, PA 17601


 Sterling Mortgage Services, Inc.                      Pennsylvania
 101 North Point Boulevard
 Lancaster, PA  17601-4133
 (Presently inactive)