Form 10-Q
period 1996-06-30
STERLING FINANCIAL CORP /PA/
filed 1996-08-09
CIK 811671

FORM 10-Q

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549
(Mark One)
    X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1996

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

                                    Not Applicable
(Former name,former address and former fiscal year,if changed since last report)

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

Common Stock, $5.00 Par Value-6,236,743 shares outstanding as of July 31, 1996.

           Sterling Financial Corporation and Subsidiaries

                                Index

PART I - FINANCIAL INFORMATION                                        Page

Item 1 - Financial Statements


         Consolidated Balance Sheets
         as of June 30, 1996 (Unaudited), December 31, 1995,
         and June 30, 1995 (Unaudited).                                  3

         Consolidated Statements of Income
         for the Three and Six Months ended June 30, 1996
         and 1995 (Unaudited).                                           4


         Consolidated Statements of Cash Flows
         for the Six Months ended
         June 30, 1996 and 1995 (Unaudited).                             5

         Notes to Consolidated Financial
         Statements (Unaudited).                                         6



Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           9

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                              16

Item 4 - Submission of Matters to a Vote of Security Holders            16

Item 6 - Exhibits and Reports on Form 8-K                               16

Signature Page                                                          18

Subsidiaries of the Registrant                                          19

                    Part I - Financial Information
           Sterling Financial Corporation and Subsidiaries
                     Consolidated Balance Sheets
                                           June 30,    December 31,     June 30,
                                             1996          1995           1995
ASSETS                                   (Unaudited)                  (Unaudited)
Cash and due from banks.................$  41,006,471 $  35,414,270 $  37,716,095
Interest-bearing deposits in other banks.      12,540        24,158        17,786
Federal funds sold.......................        none     9,350,000    17,700,000
Mortgage loans held for sale.............     953,500       961,700          none
Investment Securities::
 Securities held to maturity (market value-
 $106,951,123;$124,066,770;$154,387,301.. 107,243,915   122,885,208   153,524,817
 Securities available for sale...........  69,478,755    68,967,132    10,893,491
Loans.................................... 466,262,636   427,674,085   406,007,825
  Less: Unearned Income..................  (1,468,262)   (1,361,905)   (1,079,977)
        Allowance for loan losses........  (7,922,353)   (7,780,000)   (7,785,170)
                                          -----------   -----------   -----------
Loans, Net............................... 456,872,021   418,532,180   397,142,678
                                          -----------   -----------   -----------
Premises and Equipment...................  16,746,690    16,449,618    14,342,451
Other real estate owned..................     181,660       251,873       601,071
Accrued interest receivable and prepaid
  expenses...............................  13,580,680    11,778,999     9,961,270
Other assets.............................  29,744,595    26,539,066    25,733,701
                                          -----------   -----------   -----------
TOTAL ASSETS............................$ 735,820,827 $ 711,154,204 $ 667,633,360
LIABILITIES                              ============  ============  ============
Deposits:
  Noninterest-bearing...................$  74,954,531 $  77,318,207 $  68,824,141
  Interest-bearing......................  541,959,471   532,786,570   492,588,923
                                         ------------  ------------  ------------
TOTAL DEPOSITS..........................  616,914,002   610,104,777   561,413,064
                                         ------------  ------------  ------------
Interest-bearing demand notes issued to
   U.S. Treasury........................   3,000,000      2,233,880     3,000,000
Other liabilities for borrowed money....  35,493,420     21,523,598    29,898,793
Accrued interest payable and accrued
   expenses.............................   9,320,955      8,230,612     7,989,692
Other liabilities.......................   4,921,747      5,151,826     5,991,391
                                         -----------   ------------  ------------
TOTAL LIABILITIES....................... 669,650,124    647,244,693   608,292,940
STOCKHOLDERS' EQUITY                     -----------   ------------  ------------
Common Stock - (Par Value: $5.00)
  No. Shares authorized:
    35,000,000; 10,000,000; 10,000,000
  No. Shares issued:
     5,938,110; 5,932,686; 5,905,143
  No. Shares outstanding:
     5,938,082; 5,925,527; 5,890,552..... 29,690,550     29,663,430    29,525,715
Reserve for stock dividend payable.......  7,645,317           none          none
Capital Surplus.......................... 10,117,165      9,987,236     9,308,423
Retained Earnings........................ 17,986,633     22,847,719    20,140,803
Net unrealized gain on securities
  available for sale.....................    731,801      1,623,934       803,959
Less: Treasury Stock
  (28; 7,159; 14,591) - at cost..........       (763)      (212,808)     (438,480)
                                         -----------    -----------   -----------
TOTAL STOCKHOLDERS' EQUITY............... 66,170,703     63,909,511    59,340,420
TOTAL LIABILITIES AND STOCKHOLDERS'      -----------    -----------   -----------
  EQUITY................................$735,820,827   $711,154,204  $667,633,360
                                         ===========    ===========   ===========

See accompanying notes to financial statements

                    Part 1 - Financial Information
           Sterling Financial Corporation and Subsidiaries
            Consolidated Statements of Income (Unaudited)
                                                     Three Months Ended          Six Months Ended
                                                          June 30,                   June 30,
                                                     1996          1995         1996         1995
INTEREST INCOME
 Interest and fees on loans.......................$10,338,963  $ 9,475,042   $20,258,265  $18,468,242
 Interest on deposits in other banks..............        596          424         1,236          894
 Interest on federal funds sold...................      8,847      138,440        68,780      164,586
 Interest and dividends on investment securities:
     Taxable......................................  1,888,774    1,782,533     3,896,713    3,592,650
     Tax-exempt...................................    722,136      643,494     1,478,804    1,301,409
     Dividends on stock...........................     53,787       50,065       107,152       98,236
                                                  -----------  -----------   -----------  -----------
TOTAL INTEREST INCOME............................. 13,013,103   12,089,998    25,810,950   23,626,017
                                                  -----------  -----------   -----------  -----------
INTEREST EXPENSE
  Interest on time certificates of deposit of
   $100,000 or more...............................    215,692      246,098       415,068      483,834
  Interest on all other deposits..................  4,862,473    4,451,066     9,656,610    8,460,552
  Interest on demand notes issued to the
    U.S. Treasury....... .........................     19,444       25,484        42,802       55,413
  Interest on federal funds purchased.............     55,884         none        71,863       57,046
  Interest on other borrowed money................    481,762      534,964       913,354      977,341
                                                  -----------  -----------   -----------  -----------
TOTAL INTEREST EXPENSE............................  5,635,255    5,257,612    11,099,697   10,034,186
                                                  -----------  -----------   -----------  -----------
NET INTEREST INCOME...............................  7,377,848    6,832,386    14,711,253   13,591,831
  Provision for loan losses.......................    102,000      126,000       261,000      277,000
                                                  -----------  -----------   -----------  -----------
NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES....................................  7,275,848    6,706,386    14,450,253   13,314,831
                                                  -----------  -----------   -----------  -----------
OTHER OPERATING INCOME
   Income from fiduciary activities...............    260,804      196,573       553,769      396,327
   Service charges on deposit accounts............    591,565      513,435     1,144,540      971,978
   Other service charges, commissions and fees....    559,419      394,126       978,786      785,280
   Mortgage banking income........................    287,312      145,756       686,316      261,272
   Other operating income.........................    851,524      713,806     1,695,759    1,454,249
                                                  -----------  -----------   -----------  -----------
TOTAL OTHER OPERATING INCOME.....................   2,550,624    1,963,696     5,059,170    3,869,106
                                                  -----------  -----------   -----------  -----------
 OTHER OPERATING EXPENSES
   Salaries and employee benefits................   3,722,852    3,158,583     7,377,993    6,322,144
   Net occupancy expense.........................     502,360      395,678     1,061,423      785,597
   Furniture and equipment expense...............     510,437      371,972       993,141      739,684
   FDIC insurance assessment.....................         500      298,019         1,000      596,038
   Other operating expenses......................   1,786,783    1,584,697     3,567,888    3,052,585
                                                  -----------  -----------   -----------  -----------
TOTAL OTHER OPERATING EXPENSES...................   6,522,932    5,808,949    13,001,445   11,496,048
                                                  -----------  -----------   -----------  -----------
   Income before income taxes....................   3,303,540    2,861,133     6,507,978    5,687,889
   Applicable income taxes.......................     817,538      718,177     1,586,028    1,413,949
                                                  -----------  -----------   -----------  -----------
NET INCOME.......................................$  2,486,002 $  2,142,956  $  4,921,950 $ 4,273,940
                                                  ===========  ===========   ===========  ===========
Earnings per common share:
 Net Income..................................... $        .42 $        .36  $        .83 $        .72

 Cash dividends declared per common share......  $        .18 $        .40  $        .36 $        .55


See accompanying notes to financial statements


                    Part I - Financial Information
           Sterling Financial Corporation and Subsidiaries
          Consolidated Statements of Cash Flows (Unaudited)
                                                             Six Months Ended
                                                                 June 30,
                                                            1996          1995
Cash Flows from Operating Activities
  Net Income...........................................$   4,921,950  $ 4,273,940
  Adjustments to reconcile net income to net cash
   provided by/(used in) operating activities:
     Depreciation......................................      787,227      524,665
     Accretion and amortization of investment securities     190,283      203,900
     Provision for possible loan and lease losses......      261,000      277,000
     (Gain) loss on disposition of property and equipment      2,223           66
     (Gain) loss on sale of mortgage loans.............     (154,391)     (81,941)
     Proceeds from sales of mortgage loans.............   20,109,925    4,988,122
     Origination of mortgage loans held for sale.......  (19,947,334)  (4,382,390)
     Change in operating assets and liabilities:
       (Increase) decrease in accrued interest
        receivable and prepaid expenses................   (1,801,681)  (1,007,098)
       (Increase) decrease in other assets.............   (3,135,316)  (2,012,539)
        Increase (decrease) in accrued interest payable
        and accrued expenses...........................    1,090,343    2,054,184
        Increase (decrease) in other liabilities.......      232,930      707,160
                                                         -----------   -----------
  Net cash provided by/(used in) operating activities..    2,557,159    5,545,069
Cash Flows from Investing Activities
 Proceeds from interest-bearing deposits in other banks      338,224      318,923
 Purchase of interest-bearing deposits in other banks..     (326,606)    (313,174)
 Proceeds from maturities of investment securities.....   26,071,687   16,388,870
 Purchase of investment securities.....................  (12,487,442) (10,217,789)
 Federal funds sold, net...............................    9,350,000  (17,700,000)
 Net loans and leases made to customers................  (38,600,841) (12,411,253)
 Purchases of premises and equipment...................   (1,103,374)  (2,889,759)
 Proceeds from sale of premises and equipment..........       16,852         none
                                                        ------------  ------------
  Net cash provided by/(used in) investing activities..  (16,741,500) (26,824,182)
Cash Flows from Financing Activities
 Net increase (decrease) in demand deposits,
  NOW and savings accounts.............................  (24,940,160)   1,118,562
 Net increase (decrease) in time deposits..............   31,749,385   23,292,499
 Federal funds purchased, net..........................         none   (6,000,000)
 Net increase (decrease) in interest-bearing demand
  notes issued to the U.S. Treasury....................      766,120       86,130
 Proceeds from borrowings..............................   44,150,000   25,212,000
 Repayments of borrowings..............................  (30,180,178) (14,485,733)
 Proceeds from issuance of common stock................      161,364      913,486
 Cash dividends paid...................................   (2,137,719)  (3,247,095)
 Acquisition of treasury stock.........................      (99,735)    (981,601)
 Proceeds from issuance of treasury stock..............      307,465      712,822
                                                        ------------  -----------
   Net cash provided by/(used in) financing activities.   19,776,542   26,621,070
  Increase (decrease) in cash and due from banks.......    5,592,201    5,341,957
Cash and due from banks::
 Beginning.............................................   35,414,270   32,374,138
                                                        ------------  -----------
 Ending................................................$  41,006,471 $ 37,716,095
                                                        ============  ===========
Supplemental Disclosure of Cash Flow Information:
Cash payments for:
  Interest paid to depositors and on borrowed money....$11,169,326   $  9,387,639
  Income taxes.........................................  1,555,000      1,276,000

Supplemental Schedule of Noncash Investing
 and Financing Activities
Other Real Estate acquired in settlement of loans......    118,910        246,092

See accompanying notes to financial notes to accompanying statements

                    Part I - Financial Information

Sterling Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements of Sterling Financial Corporation ("Sterling") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

     The consolidated financial statements of Sterling include the accounts of its wholly owned subsidiary, Bank of Lancaster County, N.A. ("the Bank") and its wholly owned subsidiary, Town & Country, Inc. All significant intercompany transactions are eliminated in the consolidation.

     Effective January 1, 1994, Sterling adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities". SFAS 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. These investments are to be classified in one of three categories and accounted for as follows:
1) debt securities that a company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost; 2) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value with unrealized gains and losses included in earnings; and 3) debt and equity securities not classified as either held-to-maturity or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. Sterling has segregated its investment securities into two categories:
those held-to-maturity and those available-for-sale. In 1995, the Financial Accounting Standards Board ("FASB") issued a Special Report, "A
Guide to Implementation of Statement 115 on Accounting for Certain
Investments in Debt and Equity Securities". Effective November 15, 1995, the FASB permitted a one-time opportunity for institutions to reassess the appropriateness of the designations of all securities held upon the initial application of the Special Report. After a reassessment of the current designations of the portfolio, it was determined that an additional $54,218,000 in securities be transferred from the held-to-maturity category to available-for-sale category.
The total net unrealized gain on securities available-for-sale, net of taxes, at December 31, 1995 was $1,623,934. The total net unrealized gain on securities available-for-sale, net of taxes, was $731,801 and $803,959 respectively at June 30, 1996 and June 30, 1995. There has been no impact on current year earnings or a restatement of previously issued financial statements in connection with the adoption of this new accounting standard.

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

     The Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in March 1995. This Statement applies to long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and to long-lived assets and certain identifiable intangibles to be disposed of. The Statement applies to all entities. This Statement does not apply to financial instruments, long-term customer relationships of a financial institution, mortgage and other servicing rights, deferred policy acquisitions costs, or deferred tax assets.
This Statement is effective for financial statements for fiscal years beginning after December 15, 1995. The adoption of FASB Statement No. 121 is not expected to have a material effect on the financial position or results of operations of the Corporation.

     FASB Statement No. 122, "Accounting for Mortgage Servicing Rights
- - an amendment of FASB Statement No. 65", effective for fiscal years beginning after December 15, 1995, establishes accounting standards for recognizing servicing rights on mortgage loans. The Corporation has historically originated mortgage loans as a normal business activity, selling the mortgages on the secondary market to Federal Home Loan Mortgage Corporation and retaining all mortgage servicing. Mortgage sale income has been recorded on a "net" gain/loss basis. FASB No. 122 will require recognition of servicing "value" as an asset and immediate income as though mortgage servicing has been sold rather than retained.
The servicing asset valuation will be amortized over the expected servicing life of the mortgage portfolio. In addition, the mortgage servicing asset must be valued periodically for impairment, based upon review of expected servicing life in relation to current market rates.
The implementation of FASB No. 122 will result in a greater recognition of income from mortgage origination and sales activity and a corresponding decrease of servicing income over the serviced mortgage portfolio life.

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

Note 2 - Earnings Per Share

Earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding which were 5,937,919 and 5,901,196 for 1996 and 1995 respectively.

Note 3 - Dividends Declared

The regular cash dividend for the second quarter of 1996 amounted to $.18 per share while the regular cash dividend for the second quarter of 1995
amounted to $.15 per share.   In addition, a "special dividend" of $.25
per share was declared in the second quarter of 1995. This special dividend reflects in the year to date dividends declared.

                    Part I - Financial Information

Sterling Financial Corporation and Subsidiaries

Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition


     Total assets at June 30, 1996 amounted to $735,820,827 which represents an increase of 10.2% over the $667,633,360 reported at June 30, 1995.
Total assets at June 30, 1996 increased $24,666,623 or 3.5% over the $711,154,204 reported at December 31, 1995.

     The investment securities portfolio reflects a 7.5% increase or $12,304,362 during the twelve month period June 30, 1995 to June 30, 1996. Effective January 1, 1994, Sterling adopted Statement of
Financial Accounting Standard No. 115 - "Accounting for Certain
Investments in Debt and Equity Securities". SFAS No. 115 requires that these securities be classified into one of three categories: held-to-maturity, available-for-sale or trading. Specific accounting treatments apply to each of the three categories.
Securities held-to-maturity will be reported at amortized cost, trading securities are reported at fair value with unrealized gains and losse included in earnings and available-for-sale will be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. Sterling has segregated its investment securities into two categories: those held-to-maturity and those available-for-sale. In 1995, the Financial Accounting Standards Board issued a Special Report,
"A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Equity Securities". Effective November
15, 1995, the FASB permitted a one-time opportunity for institutions to reassess the appropriateness of the designations of all securities held upon the initial application of the Special Report. After a reassessment of the current designations of the portfolio, it was determined that an additional $54,218,000 in securities be transferred from the held-to-maturity category to available-for-sale category.
Included in securities available-for-sale is unrealized gains of $1,105,364 and $1,218,120 at June 30, 1996 and June 30, 1995 respectively.
During the first six months of 1996, there was a decrease in investment securities in the amount of $15,129,670 or 7.9% from the $191,852,340 reported at December 31, 1995. The amount of unrealized gains included in the available-for-sale category at December
31,1995 was $2,460,506.

     Net loans have grown from $418,532,180 to $456,872,021 during the six month period ended June 30, 1996. This represents an increase of 9.2% since December 31, 1995. Net loans increased from $397,142,678 at June 30, 1995 to $456,872,021 at June
30, 1996.  This represents an increase of $59,729,343 or 15%.

     Premises and equipment increased $2,404,239 or 16.8% from $14,342,451 at June 30, 1995 to $16,746,690 at June 30, 1996. During the first six months of 1996, total premises and equipment increased $297,072 or 1.8% from $16,449,618 at December 31, 1995. Contributing to the increase in premises and equipment during the period June 30, 1995 to June 30, 1996, was the construction costs for the new headquarters building for Sterling Financial Corporation and Bank of Lancaster County, as well as furnishings and equipment for this building.

     Total deposits increased $55,500,938 or 9.9% from $561,413,064 at June 30, 1995 to $616,914,002 at June 30, 1996. During the first six months of 1996, total deposits increased $6,809,225 or 1.1% from the $610,104,777 reported at December 31, 1995. Noninterest-bearing deposits increased $6,130,390 or 8.9% from $68,824,141 at June 30, 1995 to $74,954,531 at June 30, 1996. During the same period, interest-bearing deposits increased $49,370,548 or 10%. Noninterest-bearing deposits decreased $2,363,676 or 3.1% during the first six months of 1996 while interest-bearing deposits increased $9,172,901 or 1.7%.
On December 1, 1995, the Bank completed a transaction involving the acquisition of two retail banking offices from CoreStates Financial Corporation. The acquisition involved primarily the assumption of certain deposit liabilities in the approximate amount of $22 million.

     Stockholders' equity increased $6,830,283 or 11.5% from the $59,340,420 reported at June 30, 1995 to $66,170,703 at June 30, 1996. There was an increase of $2,261,192 or 3.5% from the $63,909,511 reported at December 31, 1995. Contributing to these increases were net income from operations and the issuance of stock pursuant to a dividend reinvestment and stock purchase plan and an employee stock plan. Net unrealized gain on securities available-for-sale is included in calculating the increases above. However, regulatory authorities have decided to exclude the net unrealized holding gains and losses on available-for-sale securities from the definition of common stockholders' equity for regulatory capital purposes. The capital ratios reflect that exclusion. Total stockholders' equity to total assets at the end of June 30, 1996 was 8.91% compared to 8.78% for the same period 1995. At December 31, 1995 the ratio was 8.79%.

     Federal regulatory authorities issued risk-based capital guidelines applicable to banks and bank holding companies in an effort to make regulatory capital more responsive to the risk exposure related to various categories of assets and off-balance sheet items. These guidelines require that banking organizations meet a minimum risk-based capital, define the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of capital requirements. The components of capital are called Tier 1 and Tier 2 Capital. Tier 1 capital is the shareholders' equity and Tier 2 capital is the allowance for loan losses. The risk-based capital ratios are computed by dividing the components of capital by risk-weighted assets. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet items. The guidelines require Tier 1 capital of at least
4% and total capital of 8% of risk-weighted assets. The Tier 1 capital ratio was 11.45% and the total risk-based capital ratio was 12.70% at June 30, 1996 while the Tier 1 capital ratio was 10.99% and the total risk-based capital ratio was 12.24% at June 30, 1995.

     The following table reflects the various capital ratios for the periods indicated:

                              June 30, 1996   December 31, 1995    June 30, 1995
      "Statement"
    Equity Capital                8.91%              8.79%              8.78%
    Primary and
     Total Capital                9.88%              9.78%              9.84%

      "Risk-based"
    Tier 1 Capital               11.45%             10.95%             10.99%
    Total Capital                12.70%             12.21%             12.24%





     Changes in the Allowance for Loan Losses for the six months ended June 30, 1996 and 1995 were as follows:

                                                1996                  1995

      Balance at January 1                  $ 7,780,000           $ 7,640,000
      Provision for loan losses
        charged to operating expenses           261,000               277,000

                                            $ 8,041,000           $ 7,917,000

      Losses charged to allowance               216,034               306,864
      Recoveries credited to allowance           97,387               175,034

      Net charge-offs                           118,647               131,830

      Balance at June 30,                   $ 7,922,353           $ 7,785,170
                                            ===========           ===========

      Allowance as a percent of
        period-end loans                          1.70%                 1.92%

    The net charge-offs for the first six months of 1996 were within our expectations. Management makes a determination no less frequently than quarterly as to the appropriate provision necessary to maintain an adequate allowance for potential loan losses. The amount of provision made is based upon a variety of factors including a specific allocation by individual credits, loss experience for classified loans using migration analysis, loss experience for homogenous loan pools, levels and trends in delinquency, specific non-accruing and problem loans, evaluation of economic conditions and forecasts and other factors deemed appropriate by management. While there can be no assurance that material amounts of additional loan loss provisions will not be required in the future, management believes that, based upon information presently available, the amount of the allowance for possible loan losses is adequate.

     The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans:
                          June 30,            December 31,              June 30,
                            1996                  1995                    1995
Nonaccrual loans         $1,098,339            $1,009,536              $1,879,675
Accruing loans, past
 due 90 days or more     $  315,832            $  330,470              $  207,337

Non-performing loans
 to total loans                .30%                  .31%                    .52%
Allowance for loan losses
 to non-performing loans     560.2%               580.06%                  373.0%

     The general policy has been to cease accruing interest on loans when it is determined that a reasonable doubt exists as to the collectibility of additional interest. Interest income on these loans is only recognized to the extent payments are received. If interest income had been recorded on such loans for the periods indicated, such interest income would have been increased by approximately $53,501 and $112,147 at June 30, 1996 and 1995 respectively, and $143,997 at December 31, 1995. Interest income recorded on the nonaccrual loans in 1996 was $15,924 and 1995 was $6,008. Potential problem loans are loans which are included as performing loans, but for which possible credit problems of the borrower causes management to have doubts as to the ability of such borrower to comply with present repayment terms and which may eventually result in disclosure as a non-performing loan. At June 30,1996, there were no such loans that had to be disclosed as potential problem loans.

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

     The average amount of nonaccruals was $1,131,563 for the second quarter of 1996 and $1,909,523 for the second quarter of 1995, while the average for 1995 was $1,476,100.

               .
     The following table presents information concerning impaired loans for the periods indicated:

                                                June 30,   December 31, June 30,
                                                  1996        1995        1995
                                                 ------      ------      ------
   Gross impaired loans which have allowances..$1,098,339  $1,009,536  $1,879,675
     Less: Related allowances for loan losses..  (164,752)   (348,790)   (537,821)
                                               ----------  ----------  ----------
   Net impaired loans..........................$  933,587  $  660,746  $1,341,854
                                               ==========  ==========  ==========

     At June 30, 1996, there were no concentrations exceeding 10% of total loans. A concentration is defined as amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly affected by changes in economic or other conditions.
There were no foreign loans outstanding at June 30, 1996.

    Liquidity is the ability to meet the requirements of customers for loans and deposit withdrawals in the most economical manner. Some liquidity is ensured by maintaining assets which may be immediatly converted into cash at minimal cost. Liquidity from asset categories is provided through cash, noninterest-bearing and interest bearing deposits with banks, federal funds sold and marketable investment securities maturing within one year. The loan portfolio also provides an aditional source of liquity due to the Bank's participating in the secondary mortgage market.
The loan portfolio also provides significant liquidity by repayment of loans by maturity or scheduled amortization payments. On the liability side, liquidity is available through customer deposit growth and short term borrowings. Liquidity must constantly be monitored because future customer demands for funds are uncertain. The amount of liquidity needed is determined by the changes in levels of deposits and in the demand for loans. Management believes that the source of funds mentioned provide sufficient liquidity.

Results of Operations

     The following discussion analyzes the specific components affecting the changes in net income for the periods analyzed.

Three months ended June 30, 1996 compared to three months ended June 30, 1995

     Net income for the second quarter of 1996 amounted to $2,486,002 compared to $2,142,956 for the second quarter of 1995. This represents an increase of $343,046 or 16%. On a per share basis, income was $.42 compared to $.36.

     Total interest income increased $923,105 or 7.6% while total interest expense increased $377,643 or 7.2%. Increased volumes in loans generated an increase in interest and fees of $863,921 or 9.1% over 1995. Interest on deposits with banks increased $172, while interest on federal funds sold decreased $129,593. Income on investment securities increased $188,605 or 7.6% in 1996 as a result of increased volumes of various investment securities.

      Total interest expense amounted to $5,635,255 compared to $5,257,612. This represents an increase of $377,643 or 7.2%. Interest paid on time certificates of deposit of $100,000 or more decreased $30,406 or 12.4% in 1996 over the same period in 1995, while interest paid on all other deposits increased $411,407 or 9.2%. Interest expense on other interest bearing liabilities decreased $3,358 during the same period of time. Increased volumes in deposits was the primary reason for the increase in interest expenses.

      The provision for possible loan losses decreased $24,000 from a charge of $126,000 in 1995 to $102,000 in 1996. The provision reflects the amount deemed appropriate by management to provide an adequate reserve to meet the present and foreseeable risk characteristics of the loan portfolio.

      Total other operating income increased $586,928 or 29.9%. An increase was reflected in all categories of other income. Income from fiduciary activities increased $64,231. Service charges on deposit accounts and other various service charges increased $243,423, other operating income increased $137,718 and mortgage banking income increased
$141,556. An increase in income generated from operating leases was a major contributor to the increase in other operating income. The increase in mortgage banking income was a result of increased volumes of originations and subsequent sales and the implementation of FASB Statement No. 122.

     Total other operating expenses rose $713,983 or 12.3% over the same period last year. Increases of $564,269 in salaries and employee benefits, $202,086 in other operating expenses, $245,147 in occupancy and furniture and equipment expense and a decrease of $297,519 in FDIC insurance constitute the total increase. The increase in salaries and employee benefits was primarily due to increases in staff as well as increases in wages and increased costs of employee benefits.
In 1995, the Bank completed construction of a new headquarters building which also includes branch banking facilities. In addition, two new branch offices were opened in early 1995 and two branch offices were acquired from another financial institution in December 1995.
These additions contributed to the increase in occupancy and furniture and equipment expense. Contributing to the increase in other operating expenses were increases in professional services, education and training expense, VISA and MAC fees and other operating expenses in the normal course of business. Effective June 1, 1995, the FDIC approved a new assessment rate schedule. The Bank's annual rate went to 4 cents per $100 of assessable deposits, down from the rate of 23 cents per $100. On November 14, 1995, the FDIC Board of Directors voted to reduce the insurance premiums paid on deposits covered by the Bank Insurance Fund ("BIF"), effective for the first semiannual assessment period of 1996. Under the new rate structure for the BIF, assessment rates were lowered by 4 cents per $100 of assessable deposits for all risk categories, subject to the statutory requirement that all institutions pay at least $2,000 annually for FDIC insurance. Since the Bank is included in the lowest premium paying category, the Bank will pay the statutory annual minimum of $2,000. As a result, the Bank experienced a reduction in the FDIC assessment in 1996 over 1995.

      Applicable income taxes increased $99,361 due in part to increased taxable income. The effective tax rate was 24.7% for the second quarter of 1996 compared to 25.1% for 1995.

Six months ended June 30, 1996 compared to six months ended June 30, 1995

     Net income increased from $4,273,940 in June 30, 1995 to $4,921,950 in June 30, 1996. This represents an increase of $648,010 or 15.2%. Net income on a per share basis was $.83 for six months ended June 30, 1996 compared to $.72 for the same period 1995. Sterling's return on average assets was 1.37% for 1996 compared to 1.34% for 1995. Return on average stockholders' equity was 15.43% and 14.51% respectively for 1996 and 1995.

     Total interest income increased $2,184,933 or 9.2%. Earning assets increased $55,807,427 or 9.5% during this time. Loans increased approximately $60 million or 14.8%, while securities increased over $12 million or 7.5% over the same period last year. Increased volumes generated the increase in interest income. Interest and fees on loans increased $1,790,023. Interest on deposits with banks increased $342 while interest on federal funds sold decreased $95,806. Interest on investment securities increased $490,374. The daily average balance on time deposits with banks was $41,592 in 1996 compared to $21,929 in 1995.
During this time the daily average balance of federal funds sold decreased from $5,451,657 in 1995 to $2,523,351 in 1996. The daily average balance of investment securities was $184,475,536 at June 30, 1996 and $165,47,039 at June 30, 1995.

     Total interest expense amounted to $11,099,697 reflecting an increase of $1,065,511 or 9.7% from the $10,034,186 reported in 1995.
Interest-bearing deposits increased 10%. Increased volumes in deposits generated a major portion of the increase in interest expense of $1,127,292 or 12.6%. Interest paid on other interest-bearing liabilities decreased $61,781 primarily as a result of decreased average borrowings during this period of time.

     The provision for loan loss decreased $16,000 in 1996 over 1995. The provision for loan losses is based upon the monthly review of the loan portfolio.

     Total other operating income increased $1,190,064 or 30.8% during the first six months of 1996 over the same period in 1995. An increase was reflected in all categories of income. Income from fiduciary activities increased $157,442 or 39.7%. Service charges on deposit accounts and other various service charges increased $366,068 or 20.8%. Other operating income increased $241,510 or 16.6%. An increase in income generated from operating leases was a major contributor to the increase in other operating income. Mortgage banking income increased $425,044. The increase in mortgage banking income was a result of increased volumes of originations and subsequent sales and the implementation of FASB Statement No. 122.

     Total other operating expenses rose $1,505,397 or 13.1% over the same period last year. Increases in employee related expenses of $1,055,849; $529,283 in occupancy and furniture and equipment expense; $515,303 in other expenses and a decrease of $595,038 in the FDIC insurance assessment comprise the increase in total other operating expenses. The increase in salaries and employee benefits was primarily due to increses in staff as well as increases in wages and increased costs of employee benefits. In 1995, the Bank completed construction of a new headquarters building which also includes branch banking facilities. In addition, two new branch offices were opened in early 1995 and two branch offices were acquired from another financial institution in December 1995. A branch office was also opened in June 1996. These additions contributed to the increase in occupancy and furniture and equipment expense, as well as employee related expenses. The FDIC insurance assessment reflected a decrease as a result of the new rate structure effective for the first semiannual assessment period of 1996.
Contributing to the increse in other operating expenses were increases in professional services, education and training expenses, VISA and MAC fees, postage, PA Shares Tax, printing and supplies and various other ooperating expenses in the normal course of business.

     Applicable income taxes amounted to $1,586,028 in 1996 compared to $1,413,949 in 1995. The increase in taxes is due in part to increases in taxable income. The effective tax rate was 24.4% and 24.9% respectively for 1996 and 1995.


Three Months ended June 30, 1996 compared to three months ended March 31, 1996

     Net income increased $50,054 or 2.1% in the second quarter of 1996 over the first quarter of 1996. Net income for the three months ended June 30, 1996 was $2,486,002 compared to $2,435,948 for the three months ended March 31, 1996. Net income on a per share basis was $.42 for the second quarter of 1996, compared to $.41 for the first quarter of 1996. Return on average assets was 1.37% for the second quarter of 1996 compared to 1.36% for the first quarter of 1996.

     Total interest income increased $215,256 or 1.7% while total interest expense increased $170,813 or 3.1%. This resulted in an increase in net interest income of $44,443. Earning assets increased
$3,660,074 or .6% while interest-bearing liabilities increased
$9,734,511 or 1.7%. Both interest income and interest expense increased due to these increased volumes as well as moderate rising interest rates.

     The loan loss provision decreased $57,000 over the first quarter of 1996.

     Total other operating income increased $42,078 or 1.7% over the first quarter. Various service charges, commissions and fees increased $178,642 while income from fiduciary activities decreased $32,161 and other income increased $7,289. Mortgage banking income decreased $111,692.

     Total other operating expenses increased $44,419 or .7% over the first quarter. There was an increase of $67,711 in employee related expenses while occupancy and furniture and equipment expenses decreased
$28,970 and other expenses increased $5,678.

     Applicable income taxes increased $49,048 over the first quarter as a result of an increase in taxable income.

                     PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.

     As of June 30, 1996, there were no material pending legal proceedings, other than ordinary routine litigation incidental to business, to which the Corporation or its subsidiaries are a party or of which any of their property is the subject.

Item 4 - Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders of Sterling Financial Corporation was held on April 30, 1996. The following individuals were elected to Sterling's Board of Directors to hold office for the term specified:

                             For a Term of Three Years
        Nominee                     In Favor                  Withheld
    John E. Burkholder              4,725,091                   20,759
    Joan R. Henderson               4,733,797                   12,053
    Calvin G. High                  4,737,084                    8,766
    E. Glenn Nauman                 4,736,636                    9,214


     There are seven continuing directors whose terms of office will expire at the 1997 or 1998 Annual Meeting. They are as follows:


               Richard H. Albright, Jr.       J. Roger Moyer, Jr.
               Robert H. Caldwell             John E. Stefan
               Howard E. Groff, Jr.           Glenn R. Walz
               J. Robert Hess

     The results of the voting on the following additional items were as follows:

          Proposal to amend Article 5 of the Corporations' Amended Articles of Incorporation to increase the number of authorized shares of the Corporation's common stock, par value $5.00 per share from 10,000,000 to 35,000,000 shares.

                Votes For          Votes Against        Abstentions
               4,628,968              39,084              77,792

          Proposal to ratify the selection of Trout, Ebersole & Groff as the Corporation's independent certified public accountants for the year ending December 31, 1996.

               Votes For          Votes Against        Abstentions
               4,701,500            24,484                19,864

Item 6 - Exhibits and Reports on Form 8-K

     (a) EXHIBITS

               21. Subsidiaries of the Registrant
               27. Financial Data Schedule

     (b) REPORTS ON FORM 8-K - A report on Form 8-K dated May 28, 1996 was filed May 31, 1996 pursuant to Item 5 of Form 8-K announcing that an $.18 per share cash dividend on common stock was declared on May 28, 1996 to shareholders of record as of June 17, 1996 and payable July 1, 1996 and in addition, a 5% stock dividend was declared on May 28, 1996, to shareholders of record, July 10, 1996 and payable July 22, 1996.

     A report on Form 8-K dated June 14, 1996 was filed June 14, 1996 pursuant to Item 5 of Form 8-K reporting and filing amended Articles of Incorporation of Sterling Financial Corporation.



                              Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Sterling Financial Corporation


Date: August 9, 1996                 By: John E. Stefan
                                         John E. Stefan
                                         Chairman of the Board, President
                                         and Chief Executive Officer

Date: August 9, 1996                 By: Jere L. Obetz
                                         Jere L. Obetz
                                         Senior Vice President/Treasurer
                                         Chief Financial Officer




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






