Form 10-Q
period 1996-09-30
STERLING FINANCIAL CORP /PA/
filed 1996-11-08
CIK 811671

FORM 10-Q

      UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C.  20549
(Mark One)
    X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1996

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

Common Stock, $5.00 Par Value-6,237,009 shares outstanding as of October
31, 1996.
           Sterling Financial Corporation and Subsidiaries

                                Index

PART I - FINANCIAL INFORMATION                                        Page

Item 1 - Financial Statements


         Consolidated Balance Sheets
         as of September 30, 1996 (Unaudited), December 31, 1995,
         and September 30, 1995 (Unaudited).                            3

         Consolidated Statements of Income
         for the Three and Nine Months ended September 30, 1996
         and 1995 (Unaudited).                                          4


         Consolidated Statements of Cash Flows
         for the Nine Months ended
         September 30, 1996 and 1995 (Unaudited).                       5

         Notes to Consolidated Financial
         Statements (Unaudited).                                        6



Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         10

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                             20

Item 6 - Exhibits and Reports on Form 8-K                              20

Signature Page                                                         21

Subsidiaries of the Registrant                                         22


                  Part I - Financial Information
         Sterling Financial Corporation and Subsidiaries
                   Consolidated Balance Sheets
                                         September 30, December 31, September 30,
                                             1996          1995         1995
ASSETS                                    (Unaudited)                (Unaudited)
Cash and due from banks.................$  39,154,460 $ 35,414,270 $  32,434,396
Interest-bearing deposits in other banks.      37,910       24,158        24,004
Federal funds sold.......................   5,400,000    9,350,000     4,650,000
Mortgage loans held for sale.............     510,208      961,700          none
Investment Securities::
 Securities held to maturity (market value-
 $100,050,810;$124,066,770;$174,517,549).  99,982,164  122,885,208   172,499,120
 Securities available for sale...........  69,689,993   68,967,132    10,735,327
Loans.................................... 483,724,218  427,674,085   412,300,388
  Less: Unearned Income..................  (1,446,024)  (1,361,905)   (1,224,281)
        Allowance for loan losses........  (7,846,113)  (7,780,000)   (7,861,595)
                                          -----------  -----------   -----------
Loans, Net............................... 474,432,081  418,532,180   403,214,512
                                          -----------  -----------   -----------
Premises and Equipment...................  16,774,843   16,449,618    15,880,295
Other real estate owned..................      98,735      251,873       285,728
Accrued interest receivable and prepaid
  expenses...............................  10,973,363   11,778,999     8,903,895
Other assets.............................  31,219,648   26,539,066    27,021,686
                                          -----------  -----------   -----------
TOTAL ASSETS............................$ 748,273,405 $711,154,204 $ 675,648,963
LIABILITIES                              ============ ============  ============
Deposits:
  Noninterest-bearing...................$  77,245,650 $ 77,318,207 $  70,255,443
  Interest-bearing......................  557,030,783  532,786,570   504,040,503
                                         ------------ ------------  ------------
TOTAL DEPOSITS..........................  634,276,433  610,104,777   574,295,946
                                         ------------ ------------  ------------
Interest-bearing demand notes issued to
   U.S. Treasury........................   3,000,000     2,233,880     2,875,243
Other liabilities for borrowed money....  28,897,673    21,523,598    25,317,057
Accrued interest payable and accrued
   expenses.............................   8,069,981     8,230,612     6,904,544
Other liabilities.......................   6,352,338     5,151,826     4,985,815
                                         -----------  ------------  ------------
TOTAL LIABILITIES....................... 680,596,425   647,244,693   614,378,605
STOCKHOLDERS' EQUITY                     -----------  ------------  ------------
Common Stock - (Par Value: $5.00)
  No. Shares authorized:
    35,000,000; 10,000,000; 10,000,000
  No. Shares issued:
     6,236,743; 5,932,686; 5,910,555
  No. Shares outstanding:
     6,236,308; 5,925,527; 5,908,655..... 31,183,715    29,663,430    29,552,775
Capital Surplus.......................... 16,319,484     9,987,236     9,442,973
Retained Earnings........................ 19,261,538    22,847,719    21,457,422
Net unrealized gain on securities
  available for sale.....................    923,934     1,623,934       874,188
Less: Treasury Stock
  (435; 7,159; 1,900) - at cost..........    (11,691)     (212,808)      (57,000)
                                         -----------   -----------   -----------
TOTAL STOCKHOLDERS' EQUITY............... 67,676,980    63,909,511    61,270,358
TOTAL LIABILITIES AND STOCKHOLDERS'      -----------   -----------   -----------
  EQUITY................................$748,273,405  $711,154,204  $675,648,963
                                         ===========   ===========   ===========
See accompanying notes to financial statements

                      Part 1 - Financial Information
             Sterling Financial Corporation and Subsidiaries
              Consolidated Statements of Income (Unaudited)

                                                     Three Months Ended         Nine Months Ended
                                                        September 30,             September 30,
                                                      1996         1995          1996         1995
INTEREST INCOME
 Interest and fees on loans......................$ 10,617,572  $ 9,658,248  $ 30,875,837 $ 28,126,490
 Interest on deposits in other banks..............        747          515         1,983        1,409
 Interest on federal funds sold...................     43,363      216,387       112,143      380,973
 Interest and dividends on investment securities:
     Taxable......................................  1,800,991    1,904,672     5,697,704    5,497,322
     Tax-exempt...................................    709,567      677,663     2,188,371    1,979,072
     Dividends on stock...........................     54,607       51,716       161,759      149,952
                                                  -----------  -----------   -----------  -----------
TOTAL INTEREST INCOME............................. 13,226,847   12,509,201    39,037,797   36,135,218
                                                  -----------  -----------   -----------  -----------
INTEREST EXPENSE
  Interest on time certificates of deposit of
   $100,000 or more...............................    226,989      210,621       642,057      694,455
  Interest on all other deposits..................  5,078,122    4,790,202    14,734,732   13,250,754
  Interest on demand notes issued to the
    U.S. Treasury....... .........................     26,209       32,322        69,011       87,735
  Interest on federal funds purchased.............     16,843         none        88,706       57,046
  Interest on other borrowed money................    484,233      495,988     1,397,587    1,473,329
                                                  -----------  -----------   -----------  -----------
TOTAL INTEREST EXPENSE............................  5,832,396    5,529,133    16,932,093   15,563,319
                                                  -----------  -----------   -----------  -----------
NET INTEREST INCOME...............................  7,394,451    6,980,068    22,105,704   20,571,899
  Provision for loan losses.......................     50,000      182,000       311,000      459,000
                                                  -----------  -----------   -----------  -----------
NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES....................................  7,344,451    6,798,068    21,794,704   20,112,899
                                                  -----------  -----------   -----------  -----------
OTHER OPERATING INCOME
   Income from fiduciary activities...............    293,428      231,450       847,197      627,777
   Service charges on deposit accounts............    655,187      515,371     1,799,727    1,487,349
   Other service charges, commissions and fees....    536,697      440,160     1,515,483    1,225,440
   Mortgage banking income........................    237,804      109,743       924,120      371,015
   Other operating income.........................    859,386      830,677     2,555,145    2,284,926
   Gains (Losses) on securities transactions......      9,992         none         9,992         none
                                                  -----------  -----------   -----------  -----------
TOTAL OTHER OPERATING INCOME.....................   2,592,494    2,127,401     7,651,664    5,996,507
                                                  -----------  -----------   -----------  -----------
 OTHER OPERATING EXPENSES
   Salaries and employee benefits................   3,717,314    3,274,246    11,095,307    9,596,390
   Net occupancy expense.........................     516,794      456,419     1,578,217    1,242,016
   Furniture and equipment expense...............     516,052      412,206     1,509,193    1,151,890
   FDIC insurance assessment.....................         500      (29,142)        1,500      566,896
   Other operating expenses......................   1,921,534    1,695,447     5,489,422    4,748,032
                                                  -----------  -----------   -----------  -----------
TOTAL OTHER OPERATING EXPENSES...................   6,672,194    5,809,176    19,673,639   17,305,224
                                                  -----------  -----------   -----------  -----------
   Income before income taxes....................   3,264,751    3,116,293     9,772,729    8,804,182
   Applicable income taxes.......................     801,731      793,851     2,387,759    2,207,800
                                                  -----------  -----------   -----------  -----------
NET INCOME.......................................$  2,463,020 $  2,322,442  $  7,384,970 $  6,596,382
                                                  ===========  ===========   ===========  ===========
Earnings per common share:
 Net Income..................................... $        .39 $        .37  $       1.18 $       1.06

 Cash dividends declared per common share......  $        .19 $        .17  $        .55 $        .72


See accompanying notes to financial statements


                    Part I - Financial Information
           Sterling Financial Corporation and Subsidiaries
          Consolidated Statements of Cash Flows (Unaudited)
                                                                  Nine Months Ended
                                                                     September 30,
                                                                  1996          1995
Cash Flows from Operating Activities
  Net Income.................................................$   7,384,970  $ 6,596,382
  Adjustments to reconcile net income to net cash
   provided by/(used in) operating activities:
     Depreciation............................................    1,203,538      830,135
     Accretion and amortization of investment securities.....      281,690      283,733
     Provision for possible loan and lease losses............      311,000      459,000
     (Gain) loss on disposition of property and equipment....        3,272          280
     (Gain) loss on sales of securities......................       (9,992)        none
     (Gain) loss on sale of mortgage loans...................     (202,786)    (101,041)
     Proceeds from sales of mortgage loans...................   26,417,018   10,365,588
     Origination of mortgage loans held for sale.............  (25,762,740)  (9,740,756)
     Change in operating assets and liabilities:
       (Increase) decrease in accrued interest
        receivable and prepaid expenses......................      805,636       50,277
       (Increase) decrease in other assets...................   (4,527,444)  (2,985,181)
        Increase (decrease) in accrued interest payable
        and accrued expenses.................................     (160,631)     932,857
        Increase (decrease) in other liabilities.............    1,564,544     (298,416)
                                                               -----------   ----------
  Net cash provided by/(used in) operating activities........    7,308,075    6,392,858
Cash Flows from Investing Activities
 Proceeds from interest-bearing deposits in other banks......      994,357    1,013,870
 Purchase of interest-bearing deposits in other banks........   (1,008,109)  (1,014,339)
 Proceeds from sales of securities available for sale........      521,250         none
 Proceeds from maturities of investment securities...........   36,327,168   25,794,984
 Purchase of investment securities...........................  (16,003,965) (38,413,467)
 Federal funds sold, net.....................................    3,950,000   (4,650,000)
 Net loans and leases made to customers......................  (56,210,901) (18,665,087)
 Purchases of premises and equipment.........................   (1,557,889)  (4,746,125)
 Proceeds from sale of premises and equipment................       25,854       12,838
                                                              ------------  -----------
  Net cash provided by/(used in) investing activities........  (32,962,235) (40,667,326)
Cash Flows from Financing Activities
 Net increase (decrease) in demand deposits,
  NOW and savings accounts...................................    2,132,736    9,829,735
 Net increase (decrease) in time deposits....................   22,038,920   27,464,208
 Federal funds purchased, net................................         none   (6,000,000)
 Net increase (decrease) in interest-bearing demand
  notes issued to the U.S. Treasury..........................      766,120      (38,627)
 Proceeds from borrowings....................................   53,050,385   27,380,700
 Repayments of borrowings....................................  (45,676,310) (21,236,169)
 Proceeds from issuance of common stock......................      231,840    1,075,847
 Cash dividends paid.........................................   (3,322,587)  (4,252,919)
 Acquisition of treasury stock...............................     (111,426)  (1,038,601)
 Proceeds from issuance of treasury stock....................      308,249    1,150,552
 Cash paid in lieu of fractional shares......................      (23,577)        none
                                                              ------------  -----------
   Net cash provided by/(used in) financing activities.......   29,394,350   34,334,726
  Increase (decrease) in cash and due from banks.............    3,740,190       60,258
Cash and due from banks::
 Beginning...................................................   35,414,270   32,374,138
                                                              ------------  -----------
 Ending......................................................$  39,154,460 $ 32,434,396
                                                              ============  ===========
Supplemental Disclosure of Cash Flow Information:
Cash payments for:
  Interest paid to depositors and on borrowed money..........$  16,760,948 $ 14,809,182
  Income taxes...............................................    1,905,000    1,926,000

Supplemental Schedule of Noncash Investing
 and Financing Activities
Other Real Estate acquired in settlement of loans............      118,910      266,993

See accompanying notes to financial statements

                    Part I - Financial Information

Sterling Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements of Sterling Financial Corporation ("Sterling") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

     The consolidated financial statements of Sterling include the accounts of its wholly owned subsidiary, Bank of Lancaster County, N.A. ("the Bank") and its wholly owned subsidiary, Town & Country, Inc. All significant intercompany transactions are eliminated in the consolidation.

     Effective January 1, 1994, Sterling adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities". SFAS 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. These investments are to be classified in one of three categories and accounted for as follows: 1) debt securities that a company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost; 2) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value with unrealized gains and losses included in earnings; and 3) debt and equity securities not classified as either held-to-maturity or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. Sterling has segregated its investment securities into two categories: those held-to-maturity and those available-for-sale. In 1995, the Financial Accounting Standards Board ("FASB") issued a Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities". Effective November 15, 1995, the FASB permitted a one-time opportunity for institutions to reassess the appropriateness of the designations of all securities held upon the initial application of the Special Report. After a reassessment of the current designations of the portfolio, it was determined that an additional $54,218,000 in securities be transferred from the held-to-maturity category to available-for-sale category. The total net unrealized gain on securities available-for-sale, net of taxes, at December 31, 1995 was $1,623,934. The total net unrealized gain on securities available-for-sale, net of taxes, was $923,934 and $874,188 respectively at September 30, 1996 and September 30, 1995. There has been no impact on current year earnings or a restatement of previously issued financial statements in connection with the adoption of this new accounting standard.

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

    In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 - "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement amends and extends to all servicing assets and liabilities the accounting standards for mortgage servicing rights now in FASB Statement No. 65, "Accounting for Certain Mortgage Banking Activities", and supersedes FASB Statement No. 122, "Accounting for Mortgage Servicing Rights". This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Sterling has determined that the application of this Standard will not have a material effect on earnings.



Note 2 - Earnings Per Share

Earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding which were 6,236,476 and 6,198,103 for 1996 and 1995 respectively. Figures for 1995 were retroactively restated to reflect a 5% stock dividend paid in July 1996.

Note 3 - Dividends Declared

The regular cash dividend for the third quarter of 1996 amounted to $.19 per share while the regular cash dividend for the third quarter of 1995
amounted to $.17 per share.   In addition, a "special dividend" of $.25 per
share was declared in the second quarter of 1995. This special dividend reflects in the year to date dividends declared. A 5% stock dividend was paid July 22, 1996.

                    Part I - Financial Information

Sterling Financial Corporation and Subsidiaries

Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition


     Total assets at September 30, 1996 amounted to $748,273,405 which represents an increase of 10.7% over the $675,648,963 reported at September 30, 1995. Total assets at September 30, 1996 increased $37,119,201 or 5.2% over the $711,154,204 reported at December 31, 1995.

     The investment securities portfolio reflects a 7.4% decrease or $13,562,290 during the twelve month period September 30, 1995 to September 30, 1996. Effective January 1, 1994, Sterling adopted Statement of Financial Accounting Standard No. 115 - "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 requires that these securities be classified into one of three categories: held-to-maturity, available-for-sale or trading. Specific accounting treatments apply to each of the three categories. Securities held-to-maturity will be reported at amortized cost, trading securities are reported at fair value with unrealized gains and losses included in earnings and available-for-sale will be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. Sterling has segregated its investment securities into two categories: those held-to-maturity and those available-for-sale. In 1995, the Financial Accounting Standards Board issued a Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Equity Securities". Effective November 15, 1995, the FASB permitted a one-time opportunity for institutions to reassess the appropriateness of the designations of all securities held upon the initial application of the Special Report. After a reassessment of the current designations of the portfolio, it was determined that an additional $54,218,000 in securities be transferred from the held-to-maturity category to available-for-sale category. Included in securities available-for-sale is unrealized gains of $1,396,475 and $1,324,528 at September 30, 1996 and September 30, 1995
respectively. During the first nine months of 1996, there was a decrease in investment securities in the amount of $22,180,183 or 11.6% from the $191,852,340 reported at December 31, 1995. The amount of unrealized gains included in the available-for-sale category at December 31,1995 was $2,460,506.

     Net loans have grown from $418,532,180 to $474,432,081 during the nine month period ended September 30, 1996. This represents an increase of 13.4% since December 31, 1995. Net loans increased from $403,214,512 at September 30, 1995 to $474,432,081 at September 30, 1996. This represents an increase of $71,217,569 or 17.7%.

     Premises and equipment increased $894,548 or 5.6% from $15,880,295 at September 30, 1995 to $16,774,843 at September 30, 1996. During the first nine months of 1996, total premises and equipment increased $325,225 or 2% from $16,449,618 at December 31, 1995. Two branch offices were acquired from another financial institution in December 1995 and another branch office was opened in June 1996 contributing to the increase in premises and equipment.

     Total deposits increased $59,980,487 or 10.4% from $574,295,946 at September 30, 1995 to $634,276,433 at September 30, 1996. During the first nine months of 1996, total deposits increased $24,171,656 or 4% from the $610,104,777 reported at December 31, 1995. Noninterest-bearing deposits increased $6,990,207 or 9.9% from $70,255,443 at September 30, 1995 to
$77,245,650 at September 30, 1996. During the same period, interest-bearing deposits increased $52,990,280 or 10.5%. Noninterest-bearing deposits decreased $72,557 or .1% during the first nine months of 1996 while interest-bearing deposits increased $24,244,213 or 4.6%. On December 1, 1995, the Bank completed a transaction involving the acquisition of two retail banking offices from CoreStates Financial Corporation. The acquisition involved primarily the assumption of certain deposit liabilities in the approximate amount of $22 million.

     Stockholders' equity increased $6,406,622 or 10.5% from the $61,270,358 reported at September 30, 1995 to $67,676,980 at September 30, 1996. There was an increase of $3,767,469 or 5.9% from the $63,909,511 reported at December 31, 1995. Contributing to these increases were net income from operations and the issuance of stock pursuant to a dividend reinvestment and stock purchase plan and an employee stock plan. Net unrealized gain on securities available-for-sale is included in calculating the increases above. However, regulatory authorities have decided to exclude the net unrealized holding gains and losses on available-for-sale securities from the definition of common stockholders' equity for regulatory capital purposes. The capital ratios reflect that exclusion. Total stockholders' equity to total assets at the end of September 30, 1996 was 8.94% compared to 8.96% for the same period 1995. At December 31, 1995 the ratio was 8.79%.

     Federal regulatory authorities issued risk-based capital guidelines applicable to banks and bank holding companies in an effort to make regulatory capital more responsive to the risk exposure related to various categories of assets and off-balance sheet items. These guidelines require that banking organizations meet minimum risk-based capital, define the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of capital requirements. The components of capital are called Tier 1 and Tier 2 Capital. Tier 1 capital is the shareholders' equity and Tier 2 capital is the allowance for loan losses. The risk-based capital ratios are computed by dividing the components of capital by risk-weighted assets. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet items. The guidelines require Tier 1 capital of at least 4% and total capital of 8% of risk-weighted assets. The Tier 1 capital ratio was 10.58% and the total risk-based capital ratio was 11.83% at September 30, 1996 while the Tier 1 capital ratio was 11.01% and the total risk-based capital ratio was 12.26% at September 30, 1995.




     The following table reflects the various capital ratios for the periods indicated:

                September 30, 1996   December 31, 1995   September 30, 1995

  "Statement"
Equity Capital            8.94%              8.79%              8.96%
Primary and
 Total Capital            9.88%              9.78%             10.01%

  "Risk-based"
Tier 1 Capital           10.58%             10.95%             11.01%
Total Capital            11.83%             12.21%             12.26%


     Changes in the Allowance for Loan Losses for the nine months ended September 30, 1996 and 1995 were as follows:

                                             1996                  1995

   Balance at January 1                  $ 7,780,000           $ 7,640,000
   Provision for loan losses
     charged to operating expenses           311,000               459,000
                                         -----------           -----------
                                         $ 8,091,000           $ 8,099,000
                                         -----------           -----------

   Losses charged to allowance               365,391               459,920
   Recoveries credited to allowance          120,504               222,515
                                         -----------           -----------
   Net charge-offs                           244,887               237,405
                                         -----------           -----------
   Balance at September 30,              $ 7,846,113           $ 7,861,595
                                         ===========           ===========
  Allowance as a percent of
        period-end loans                       1.63%                 1.91%

    The net charge-offs for the first nine months of 1996 were within our expectations. Management makes a determination no less frequently than quarterly as to the appropriate provision necessary to maintain an adequate allowance for potential loan losses. The amount of provision made is based upon a variety of factors including a specific allocation by individual credits, loss experience for classified loans using migration analysis, loss experience for homogenous loan pools, levels and trends in delinquency, specific non-accruing and problem loans, evaluation of economic conditions and forecasts and other factors deemed appropriate by management. While there can be no assurance that material amounts of additional loan loss provisions will not be required in the future, management believes that, based upon information presently available, the amount of the allowance for possible loan losses is adequate.

     The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans:

                        September 30,     December 31,       September 30,
                           1996               1995               1995
Nonaccrual loans         $1,107,038        $1,009,536         $1,539,967
Accruing loans, past
 due 90 days or more     $  713,011        $  330,470         $  215,515

Non-performing loans
 to total loans                .38%              .31%               .43%
Allowance for loan losses
 to non-performing loans    431.09%           580.59%            447.83%

     The general policy has been to cease accruing interest on loans when it is determined that a reasonable doubt exists as to the collectibility of additional interest. Interest income on these loans is only recognized to the extent payments are received. If interest income had been recorded on such loans for the periods indicated, such interest income would have been increased by approximately $80,587 and $139,653 at September 30, 1996 and 1995 respectively, and $143,997 at December 31, 1995. Interest income recorded on the nonaccrual loans in 1996 was $21,969 and 1995 was $14,279. Potential problem loans are loans which are included as performing loans, but for which possible credit problems of the borrower causes management to have doubts as to the ability of such borrower to comply with present repayment terms and which may eventually result in disclosure as a non-performing loan. At September 30,1996, there were no such loans that had to be disclosed as potential problem loans.

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

     The average amount of nonaccruals was $1,087,004 for the third quarter of 1996 and $1,715,664 for the third quarter of 1995, while the average for
1995 was $1,476,100.                .

     The following table presents information concerning impaired loans for the periods indicated:

                                    September 30,  December 31,  September 30,
                                        1996          1995            1995
Gross impaired loans which have
  allowances.........................$1,107,038    $1,009,536      $1,539,967
Less: Related allowances for
  loan losses........................  (166,055)     (348,790)       (458,718)
                                     ----------    ----------      ----------
Net impaired loans...................$  940,983    $  660,746      $1,081,249
                                     ==========    ==========      ==========

     At September 30, 1996, there were no concentrations exceeding 10% of total loans. A concentration is defined as amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly affected by changes in economic or other conditions. There were no foreign loans outstanding at September 30, 1996.

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

Three months ended September 30, 1996 compared to three months ended September 30, 1995

     Net income for the third quarter of 1996 amounted to $2,463,020 compared to $2,322,442 for the third quarter of 1995. This represents an increase of $140,578 or 6.1%. On a per share basis, income was $.39 compared to $.37.

     Total interest income increased $717,646 or 5.7% while total interest expense increased $303,263 or 5.5%. Increased volumes in loans was primarily responsible for an increase in interest and fees of $959,324 or 9.9% over 1995. Interest on deposits with banks increased $232, while interest on federal funds sold decreased $173,024. Income on investment securities decreased $68,886 or 2.6% in 1996 as a result of decreased balances of various investment securities.

      Total interest expense amounted to $5,832,396 for this period compared to $5,529,133 for the same period last year. This represents an increase of $303,263 or 5.5%. Interest paid on time certificates of deposit of $100,000 or more increased $16,368 or 7.8% in 1996 over the same period in 1995, while interest paid on all other deposits increased $287,920 or 6.0%. Interest expense on other interest bearing liabilities decreased $1,025 during the same period of time. Increased volumes in deposits was the primary reason for the increase in interest expenses.

      The provision for possible loan losses decreased $132,000 from a charge of $182,000 in 1995 to $50,000 in 1996. The provision reflects the amount deemed appropriate by management to provide an adequate reserve to meet the present and foreseeable risk characteristics of the loan portfolio.

      Total other operating income increased $465,093 or 21.9%. An increase was reflected in all categories of income. Income from fiduciary activities increased $61,978. Service charges on deposit accounts and other various service charges increased $236,353. Other operating income increased $28,709. Mortgage banking income increased $128,061. The increase in mortgage banking income was a result of increased volumes of originations and subsequent sales and the implementation of FASB Statement No. 122. Gains on securities transactions for 1996 was $9,992, whereas in 1995 there were no gains or losses.

     Total other operating expenses rose $863,018 or 14.9% over the same period last year. There were increases of $443,068 in salaries and employee benefits, $226,087 in other operating expenses and $164,221 in occupancy and furniture and equipment expense during this period of time. Effective June 1, 1995, the FDIC approved a new assessment rate schedule. The Bank's annual rate went to 4 cents per $100 of assessable deposits, down from the rate of 23 cents per $100. As a result, a refund of $29,142 in the FDIC insurance assessment was realized in the third quarter of 1995. On November 14, 1995, the FDIC Board of Directors voted to reduce the insurance premiums paid on deposits covered by the Bank Insurance Fund ("BIF"), effective for the first semiannual assessment period of 1996. Under the new rate structure for the BIF, assessment rates were lowered by 4 cents per $100 of assessable deposits for all risk categories, subject to the statutory requirement that all institutions pay at least $2,000 annually for FDIC insurance. Since the Bank is included in the lowest premium paying category, the Bank will pay the statutory annual minimum of $2,000. Therefore, the FDIC insurance assessment for the third quarter of 1996 was $500. The increase in salaries and employee benefits was primarily due to increases in staff as well as increases in wages and increased costs of employee benefits. In 1995, the Bank completed construction of a new headquarters building which also includes branch banking facilities. In addition, two branch offices were acquired from another financial institution in December 1995. These additions contributed to the increase in occupancy and furniture and equipment expense.

      Applicable income taxes increased $7,880 due in part to increases in taxable income. The effective tax rate was 24.6% for the third quarter of 1996 compared to 25.5% for 1995.

Nine months ended September 30, 1996 compared to nine months ended September 30, 1995

     Net income increased from $6,596,382 in September 30, 1995 to $7,384,970 in September 30, 1996. This represents an increase of $788,588 or 12%. Net income on a per share basis was $1.18 for nine months ended September 30, 1996 compared to $1.06 for the same period 1995. Sterling's return on average assets was 1.36% for 1996 compared to 1.35% for 1995. Return on average stockholders' equity was 15.22% and 14.50% respectively for 1996 and 1995.

     Total interest income increased $2,902,579 or 8%. Earning assets increased $58,913,911 or 9.8%. Loans increased over $71 million or 17.3%, while securities decreased over $13 million or 7.4% over the same period last year. Increased volumes in loans generated a major portion of the increase in interest income. Interest and fees on loans increased $2,749,347. Interest on deposits with banks increased $574 while interest on federal funds sold decreased $268,830. Interest on investment securities increased $421,488. During this time the daily average balance of federal funds sold decreased from $8,534,798 in 1995 to $2,771,350 in 1996. The daily average balance of investment securities was $180,712,298 at September 30, 1996 and $168,429,043 at September 30, 1995.

     Total interest expense amounted to $16,932,093 reflecting an increase of $1,368,774 or 8.8% from the $15,563,319 reported in 1995.
Interest-bearing deposits increased 10.5%. Increased volumes in deposits resulted in an increase in interest expense of $1,431,580 or 10.3%. Interest paid on other interest-bearing liabilities decreased $62,806.

     The provision for loan loss decreased $148,000 in 1996 over 1995. The provision for loan losses is based upon the monthly review of the loan portfolio.

     Total other operating income increased $1,655,157 or 27.6% during the first nine months of 1996 over the same period in 1995. An increase was reflected in all categories of income. Income from fiduciary activities increased $219,420 or 35%. Service charges on deposit accounts and other various service charges increased $602,421 or 22.2%. Other operating income increased $270,219 or 11.8%. An increase in income generated from operating leases was a contributor to the increase in other operating income. Mortgage banking income increased $553,105. The increase in mortgage banking income was a result of increased volumes of originations and subsequent sales and the implementation of FASB Statement No. 122. Gains on securities transactions amounted to $9,992 in 1996. There were no gains or losses in 1995.

     Total other operating expenses rose $2,368,415 or 13.7% reflecting normal increases experienced through growth. Increases in employee related expenses of $1,498,917; $693,504 in occupancy and furniture and equipment expense; $741,390 in other expenses, along with a decrease of $565,396 in the FDIC assessment comprise the increase in total other operating expenses. The increase in salaries and employee benefits was primarily due to increases in staff as well as increases in wages and increased costs of employee benefits. In 1995, the Bank completed construction of a new headquarters building which also includes branch banking facilities. In addition, two branch offices were acquired from another financial institution in December 1995. A branch office was also opened in June
1996. These additions contributed to the increase in occupancy and furniture and equipment expense, as well as employee related expenses. The FDIC insurance assessment reflected a decrease as a result of the new rate structure effective for 1996. On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 to recapitalize the Savings Association Insurance Fund ("SAIF") administered by the Federal
Deposit Insurance Corporation ("FDIC") and to provide for repayment of the FICO (Financial Institution Collateral Obligation) bonds issued by the
United States Treasury Department. The FDIC will levy a one-time special assessment on SAIF deposits equal to 65.7 cents per $100 of the SAIF-assessable deposit base as of March 31, 1995. During the years 1997, 1998 and 1999, the Bank Insurance Fund ("BIF") will pay $322 million of FICO debt service, and SAIF will pay $458 million. During 1997, 1998 and 1999, the average regular annual deposit insurance assessment is estimated to be about 1.29 cents per $100 of deposits for BIF deposits and 6.44 cents per $100 of deposits for SAIF deposits. Individual institution's assessments will continue to vary according to their capital and management ratings.
As always, the FDIC will be able to raise the assessments as necessary to maintain the funds at their target capital ratios provided by law. After
1999, BIF and SAIF will share the FICO costs equally. Under current estimates, BIF and SAIF assessment bases would each be assessed at the rate of approximately 2.43 cents per $100 of deposits. The FICO bonds will mature in 2018-2019, ending the interest payment obligation. The law also provides that BIF and SAIF are to merge to form the Deposit Insurance Fund ("DIF") at the beginning of 1999, provided that there are no SAIF institutions in existence at that time. Merger of the Funds will require state laws to be amended in those states authorizing savings associations to eliminate that authorization. This provision reflects Congress's apparent intent to merge thrift and commercial bank charters by January, 1999; however, no law has yet been enacted to achieve that purpose. Based on current deposit levels, management expects that the increase in the FDIC assessment rate will adversely impact results of operations in an amount estimated at $84,000 for 1997. Contributing to the increase in other operating expenses for this period were increases in professional services, education and training expenses, VISA and MAC fees, postage, PA Shares Tax, printing and supplies and various other operating expenses in the normal course of business.

     Applicable income taxes amounted to $2,387,759 in 1996 compared to $2,207,800 in 1995. The increase in taxes is due in part to increases in taxable income. The effective tax rate was 24.4% and 25.1% respectively for 1996 and 1995.


Three Months ended September 30, 1996 compared to three months ended
June 30, 1996

     Net income decreased $22,982 or .9% in the third quarter of 1996 over the second quarter of 1996. Net income for the three months ended September 30, 1996 was $2,463,020 compared to $2,486,002 for the three months ended June 30, 1996.

     Total interest income increased $213,744 or 1.6% while total interest expense increased $197,141 or 3.5%. This resulted in an increase in net interest income of $16,603. Earning assets increased $15,415,385 or 2.4% while interest-bearing liabilities increased $8,475,565 or 1.5%. Both interest income and interest expense increased due to these increased volumes.

     The loan loss provision decreased $52,000 over the second quarter of 1996.

     Total other operating income increased $41,870 or 1.6% over the second quarter. Various service charges, commissions and fees increased $40,900 while income from fiduciary activities increased $32,624 and other income increased $7,862. Mortgage banking income decreased $49,508 over the last quarter. There were gains on securities transactions in the third quarter amounting to $9,992.

     Total other operating expenses increased $149,262 over the second quarter. There was a decrease of $5,538 in employee related expenses while occupancy and furniture and equipment expenses increased $20,049 and other expenses increased $134,751.

     Applicable income taxes decreased $15,807 over the second quarter.
                     PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.

     As of September 30, 1996, there were no material pending legal proceedings, other than ordinary routine litigation incidental to business, to which the Corporation or its subsidiaries are a party or of which any of their property is the subject.

Item 6 - Exhibits and Reports on Form 8-K

     (a) EXHIBITS

               21. Subsidiaries of the Registrant
               27. Financial Data Schedule

     (b) REPORTS ON FORM 8-K - There were no reports filed on Form 8-K during the third quarter of 1996.






                              Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Sterling Financial Corporation


Date: November 8, 1996               By:/s/ John E. Stefan

                                         John E. Stefan
                                         Chairman of the Board, President
                                         and Chief Executive Officer

Date: November 8, 1996               By:/s/ Jere L. Obetz
                                         Jere L. Obetz
                                         Senior Vice President/Treasurer
                                         Chief Financial Officer

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