Form 10-K
period 1996-12-31
STERLING FINANCIAL CORP /PA/
filed 1997-03-26
CIK 811671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-K

(Mark One)
   X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1996
                                  OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _______ to  _______
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

Registrant's telephone number, including area code: (717) 581-6030
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
             Common Stock, Par Value $5.00 Per Share
                     (Title of class)
   Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X   No

The aggregate market value of the voting stock held by non-affiliates of the Registrant at February 28, 1997 was approximately $120,131,630.

The number of shares of Registrant's Common Stock outstanding on February 28, 1997 was 6,224,830.

Documents Incorporated by Reference

    Portions of the Proxy Statement for the Registrant's 1997 Annual Meeting of Shareholders are incorporated by reference into Part III of this report. Sterling Financial Corporation
    Table of Contents

                                                                   Page
    Part I

     Item 1.  Business.............................................  3

     Item 2.  Properties...........................................  5

     Item 3.  Legal Proceedings....................................  6

     Item 4.  Submission of Matters to a Vote of Security Holders..  6

    Part II

     Item 5.  Market for the Registrant's Common Equity and
              Related Stockholder Matters..........................  7

     Item 6.  Selected Financial Data..............................  8

     Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations..................  9

     Item 8.  Financial Statements and Supplementary Data.......... 32

     Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.................. 64

   Part III

     Item 10. Directors and Executive Officers of the Registrant... 64

     Item 11. Executive Compensation............................... 64

     Item 12. Security Ownership of Certain Beneficial Owners and
              Management........................................... 64

     Item 13. Certain Relationships and Related Transactions....... 64

   Part IV

     Item 14. Exhibits, Financial Statement Schedules and Reports
              on Form 8-K.......................................... 65

   Signatures...................................................... 67

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

     A major source of operating funds for the Corporation is dividends provided by the Bank. The Corporation's expenses consist principally of operating expenses. Dividends paid to stockholders are, in part, obtained by the Corporation from dividends declared and paid to it by the Bank.

     As a bank holding company, the Corporation is registered with the Federal Reserve Board in accordance with the requirements of the Federal Bank Holding Company Act and is subject to regulation by the Federal Reserve Board and by the Pennsylvania Department of Banking.


                     Bank of Lancaster County


     The Bank is a full service commercial bank operating under charter from the Comptroller of the Currency. On July 29, 1863, authorization was given by the Comptroller of the Currency to The First National Bank of Strasburg to commence the business of banking. On September 1, 1980, the name was changed to The First National Bank of Lancaster County and at the time of the holding company reorganization on June 30, 1987, the name was changed to its present name, Bank of Lancaster County, N.A. At December 31, 1996, the Bank had total assets of $763,966,000 and total deposits of $648,205,000.

     The main office of the Bank is located at 1 East Main Street, Strasburg, Pennsylvania. In addition to its main office, the Bank had twenty-seven (27) branches in Lancaster County and one (1) branch in Chester County, Pennsylvania in operation at December 31, 1996.

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

     The Bank was given permission to open a Trust Department by the Comptroller of the Currency on May 10, 1971. The Trust Department provides personal and corporate trust services. These include estate planning, administration of estates and the management of living and testamentary trusts and investment management services. Other services available are pension and profit sharing trusts and self-employed retirement trusts. Trust Department assets totaled over $273 million at December 31, 1996.

     On January 31, 1983, the Bank purchased Town & Country, Inc. which is a vehicle and equipment leasing company operating in Pennsylvania and other states. Its principal office is located at 1097 Commercial Avenue, East Petersburg, PA.
Town & Country, Inc. employs thirty eight (38) people.

     The Bank's principal market area is Lancaster County. Lancaster County is the sixth largest county in Pennsylvania, in terms of population, behind Philadelphia, Allegheny, Montgomery, Delaware and Bucks. Lancaster County, with an area of 949 square miles has a population of approximately 448,000 people. Lancaster's tradition of economic stability has continued, with agriculture, industry and tourism all contributing to the overall strength of the economy. Lancaster County has one of the strongest and most stable economies in the state. No single sector dominates the county economy.

     One of the best agricultural areas in the nation, Lancaster County ranks first among Pennsylvania counties and one of the top 20 farm markets in the country. Lancaster County is also one of the leading industrial areas in the state. The county is considered a prime location for manufacturing, away from congested areas, yet close to major east coast markets. Diversification of industry helps to maintain the economic stability of the county. The unemployment rate of the county in December 1996 was 2.8% which was lower than the statewide rate (4.9%) and national (5.3%) level. Lancaster County, with its many historic sites, well-kept farmlands and the large Amish community has become very attractive to tourists and is one of the top tourist attractions in the U.S.

     The Bank is subject to intense competition in all respects and areas of its business from banks and other financial institutions, including savings and loan associations, finance companies, credit unions and other providers of financial services. There are 14 full-service commercial banks with offices in Lancaster County with some of these banks having branches located throughout Lancaster County and beyond. The institutions range in asset size from approximately $203 million to over $57 billion. Four (4) banks in our trade area exceed $5 billion in assets. Several banks are part of bank holding companies. One bank is part of a bank holding company that has assets in excess of $73 billion while another bank is part of a bank holding company that has over $45 billion in assets. Due to our location, we are in direct competition with the larger banks as well as a number of smaller banks. As of December 31, 1996, the Bank ranked, as measured by total deposits, as the fourth largest in market share within Lancaster County of the banks doing business in Lancaster County. The Bank is not, however, the fourth largest bank in Lancaster County. As of December 31, 1996, the Bank had total assets of over $763 million and ranked ninth on this basis among the commercial banks with offices located in Lancaster County.

     There has not been a material portion of the Bank's deposits obtained from a single person or a few persons, including federal, state or local governments and agencies thereunder and the loss of any single or any few customers would not have a materially adverse effect on the business of the bank.

     The Bank has no significant foreign sources or applications of funds.

     As of December 31, 1996, there were 422 persons employed by the Bank, of which 319 were full-time and 103 were part-time. These figures do not include employees of Town & Country, Inc. which employed 38 persons.

     The Bank is subject to regulation and periodic examination by the Comptroller of the Currency. Its deposits are insured by the Federal Deposit Insurance Corporation, as provided by law.

Item 2 - Properties

     The Bank, in addition to its main office, had, at December 31, 1996, a branch network of 28 offices and 2 off-site electronic MAC/ATM installations. All branches are located in Lancaster County with the exception of one office which is located in Chester County. Branches at fifteen (15) locations are occupied under leases and at three branches, the Bank owns the building, but leases the land. One off-site MAC/ATM installation is occupied under lease. All other properties were owned in fee. All real estate and buildings owned by the Bank are free and clear of encumbrances. The Corporation owns no real estate.


     The leases referred to above expire intermittently over the years through 2022 and most are subject to one or more renewal options. Aggregate annual rentals for real estate paid during 1996 did not exceed three percent of the Bank's operating expenses.

     On December 4, 1996, the Bank purchased a property located at 1097 Commercial Avenue, East Petersburg, PA, situated on 12.7 acres with a building containing approximately 123,000 square feet. The building is used to house the Bank's Administrative Service Center as well as other departments of the Bank. Town & Country, Inc., a wholly owned subsidiary of the Bank, also occupies this building. The building is owned in fee by the Bank, free and clear of encumbrances.

     The building which previously housed the Administrative Service Center was sold and settlement took place on February 21, 1997.

     The building formerly occupied by Town & Country, Inc. is under agreement of sale and settlement should take place on or before April 1, 1997.

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

Item 3 - Legal Proceedings

     As of December 31, 1996, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation or its subsidiaries are a party or by which any of their property is the subject.

Item 4 - Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

                             PART II

Item 5 - Market for the Registrant's Common Equity and Related Stockholder
Matters

     The common stock of the Corporation is not actively traded. There are 35,000,000 shares of common stock authorized and the total number of shares outstanding as of December 31, 1996 was 6,220,078. As of December 31, 1996, the Corporation had approximately 2,915 holders of record of its common stock.
There is no other class of common stock authorized or outstanding.
During 1996, the price range of the common stock known by management to have traded was $23.875 to $28.25 per share. A regular $.15 per share dividend, as well as a $.25 per share "Special Dividend", was declared in the second quarter of 1995 and is reflected in the table below. The Corporation is restricted as to the amount of dividends that it can pay holders of its common stock by virtue of the restrictions on the Bank's ability to pay dividends to the Corporation. See Note 18 to the 1996
Consolidated Financial Statements elsewhere herein. The Corporation paid a 5% stock dividend in July 1996. The following table reflects the bid and asked prices reported for the common stock at the end of the period indicated and the cash dividends declared on the common stock for the periods indicated. All information has been retroactively restated to give effect to the 5% stock dividend in 1996. In the absence of an active market, these prices may not reflect the actual market value of the Corporation's stock for the periods reported.

       1996                      Bid               Ask          Dividend
   First Quarter               $25.18            $26.13           $.18
   Second Quarter               26.36             26.60            .18
   Third Quarter                26.25             26.75            .19
   Fourth Quarter               25.25             26.25            .19


       1995                      Bid               Ask          Dividend
   First Quarter               $27.55            $28.74           $.15
   Second Quarter               28.03             28.98            .40
   Third Quarter                27.79             28.50            .17
   Fourth Quarter               27.31             28.50            .17


   The prices used in the previous table represent bid and asked prices furnishe by F.J. Morrissey & Company; Hopper Soliday & Co., Inc.; Legg Mason Wood Walker, Inc.; Prudential Securities; Ryan, Beck & Company;
or The National Quotation Bureau. These quotations reflect inter-dealer prices, without retail markup, markdown or commission.

     The Corporation maintains a Dividend Reinvestment and Stock Purchase Plan for eligible shareholders who elect to participate in the plan. A copy of the Prospectus for this plan can be obtained by writing to: Bank of Lancaster County, N.A. Dividend Reinvestment and Stock Purchase Plan, 101 North
Pointe Boulevard, Lancaster, Pennsylvania  17601-4133.



Item 6 - Selected Financial Data

     The following selected financial data should be read in conjunction with the Corporation's consolidated financial statements and the accompanying notes presented elsewhere herein.

                                       Summary of Operations
(Dollars in thousands, except per share data)
  Years Ended                    1996       1995        1994        1993       1992
 Interest income.............$  52,558   $  48,850   $  41,931   $  40,092   $  40,284
 Interest expense............   22,823      21,153      14,926      15,042      17,818
                                ------      ------      ------      ------      ------
 Net interest income.........   29,735      27,697      27,005      25,050      22,466
 Provision for loan losses...      580         534       1,081       2,430       2,296
                                ------      ------      ------      ------      ------
 Net interest income after
  provision for loan losses..   29,155      27,163      25,924      22,620      20,170
 Other income................   10,572       8,293       7,043       8,979       7,926
 Other expenses..............   26,769      23,423      22,053      21,048      18,922
                                ------      ------      ------      ------      ------
 Income before income taxes..   12,958      12,033      10,914      10,551       9,174

 Applicable income taxes.....    3,147       3,039       2,637       2,749       2,331
                                ------      ------      ------      ------      ------
 NET INCOME..................$   9,811   $   8,994   $   8,277   $   7,802   $   6,843
                                ======      ======      ======      ======      ======
 Per Common Share:*
 Net income..................$    1.57   $    1.45   $    1.35   $    1.30   $    1.15
 Cash dividends declared**.        .74         .89         .58         .54         .48
 Book value................      11.12       10.79        9.76        8.58        7.56
 Book value (excluding
   SFAS 115)...............      10.86       10.51        9.69        8.58        7.56

 Average shares outstanding  6,235,257   6,204,212   6,128,058   6,013,937   5,916,198
 Ratios:
 Return on average assets..       1.34%       1.36%       1.38%       1.41%       1.34%
 Return on average equity..      15.01%      15.02%      15.47%      16.90%      16.99%

 Financial Condition at
 Year-End:
 Assets.................... $  764,072   $ 711,154   $ 633,395   $ 587,883   $ 544,404
 Loans (net of unearned)...    473,832     426,312     392,649     359,365     348,529
 Deposits..................    647,036     610,105     537,002     505,680     473,184
 Stockholders' Equity***...     69,179      63,909      57,285      49,467      42,794

 Average Assets............    732,226     659,335     600,263     555,216     510,439

   *Figures prior to 1996 were retroactively restated for various stock dividends, a three-for-two stock split on November 30, 1992, a two-for-one stock split on September 1, 1994 and for comparative purposes.
  **The dividend in 1995 includes a $.25 per share "Special Dividend" which was declared in the second quarter of 1995.
 ***Stockholders' Equity prior to 1993 has been restated for the retroactive effect of SFAS No. 109.

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

Results of Operations Summary

     Net income for 1996 was $9,811,000, an increase of $817,000 or 9.1% over the $8,994,000 earned in 1995. The results of 1995 were $717,000 or 8.7% higher than the $8,277,000 reported in 1994.
Earnings per share on net income amounted to $1.57, $1.45, and $1.35 for the years ended 1996, 1995 and 1994 respectively. Earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding which were 6,235,257, 6,204,212 and 6,128,058 for 1996, 1995 and 1994 respectively. Figures prior to 1996 were retroactively restated to reflect a 5% stock dividend paid in July 1996 and a two-for-one stock split in the form of a 100% stock dividend paid in 1994.

     Return on average total assets was 1.34% in 1996 compared to 1.36% in 1995 and 1.38% in 1994. Return on average stockholders' equity was 15.01% in 1996 compared to 15.02% in 1995 and 15.47% in 1994.

     Growth in earning assets was the primary factor contributing to the increased earnings in 1996, while in 1995, both volume and an increase in rates contributed to increased earnings. As of December 31, 1996, earning assets were approximately $673 million compared to $629 million at December 31, 1995 and $563 million at December 31, 1994. Average earning assets for 1996 increased nearly $61 million to approximately $648 million, up 10.3% from the prior year. Similarly, in 1995 average earning assets increased approximately $49 million, up 9.1% from 1994.
The current year increase was primarily due to an increase in loans while in 1995 it was primarily due to increases in both loans and investments.

     Average interest-bearing liabilities increased nearly $59 million or 11.3% in 1996 compared to an increase of nearly $48 million, or 10.2% in 1995.

     The increase in average earning assets exceeded the increase in average interest-bearing liabilities in both 1996 and 1995.

     Provision for loan losses increased to $580,000 in 1996 from $534,000 in 1995. The provision in 1994 was $1,081,000.

     Non-interest income increased $2,279,000 in 1996. This compares to an increase of $1,250,000 in 1995. In 1996, all categories of non-interest income reflected increases over the previous year.

     Non-interest expenses increased $3,346,000 or 14.3% in 1996 compared to an increase of $1,370,000 or 6.2% in 1995 over 1994.

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

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "Act") addresses the recapitalization of the bank insurance fund and is designed to limit risk within the banking industry. On August 8, 1995, the Federal Deposit Insurance Corporation (the "FDIC") Board of Directors voted to significantly reduce the deposit premiums paid by most Bank Insurance Fund
(the "BIF")-insured institutions to an average of approximately 4.4 cents per $100 of domestic deposits once the FDIC confirmed that the BIF met a reserve ratio of 1.25%. The FDIC determined that the BIF was fully recapitalized at the end of May 1995. As a result, the Bank received a refund in 1995 in an amount equal to insurance overpayments for the months June through September. Under the new assessment rate schedule for the BIF, the Bank's annual rate went to 4 cents per $100 of assessable deposits, down from the then current rate of 23 cents per $100. On November 14, 1995, the FDIC Board of Directors voted to reduce the insurance premiums paid on deposits covered by the BIF, effective for the first semiannual assessment period of 1996. Under the new rate structure for the BIF, assessment rates were lowered by 4 cents per $100 of assessable deposits for all risk categories, subject to the statutory requirement that all institutions pay at least $2,000 annually for FDIC insurance. Since the Bank was included in the lowest premium paying category, the Bank anticipated paying the statutory annual minimum of $2,000 in 1996. However, the Deposit Insurance Funds Act of 1996 eliminated the minimum assessment, resulting in a $500 refund (representing the minimum assessment for the fourth quarter of 1996). As a result of the above FDIC action, the Bank experienced a reduction of the FDIC assessment in 1996 over 1995 as well as a reduction in 1995 over 1994.

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

     The law provides that BIF and SAIF are to merge to form the Deposit Insurance Fund ("DIF") at the beginning of 1999, provided that there are no SAIF institutions in existence at that time. Merger of the Funds will require state laws to be amended in those states authorizing savings associations to eliminate that authorization. This provision reflects Congress's apparent intent to merge thrift and commercial bank charters by January 1999; however, no law has yet been enacted to achieve that purpose.

     Based on current deposit levels, management expects that the increase in the FDIC assessment rate will adversely impact results of operations in an amount estimated at $82,000 for 1997.

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



Net Interest Income

     The primary component of the Corporation's net earnings is net interest income, which is the difference between interest and fees earned on interest-earning assets and interest paid on deposits and borrowed funds. For presentation and analytical purposes, net interest income is adjusted to a taxable equivalent basis. For purposes of calculating yields on tax-exempt interest income, the taxable equivalent adjustment equates tax-exempt interest rates to taxable interest rates as noted in Table 1. Adjustments are made using a statutory federal tax rate of 34% for 1996, 1995 and 1994.

     Table 1 presents average balances, taxable equivalent interest income and expense and the yields earned or paid on these assets and liabilities. The increase in net interest income during 1996 resulted from increased volumes in average earning assets. The increases in net interest income during 1995 was due primarily to increased volumes and interest rates in average earning assets. Average earning assets increased 10.3% in 1996 and 9.1% in 1995.
These increases were primarily funded with interest-bearing liabilities which increased 11.3% in 1996 and 10.2% in 1995.

Table 1 - Distribution of Assets, Liabilities and Stockholders' Equity
          Interest Rates and Interest Differential-Tax Equivalent Yields (Unaudited)

                                                   Years ended December 31,
                                      1996                      1995                      1994

                           Average           Annual  Average           Annual  Average           Annual
                           Balance  Interest  Rate   Balance  Interest  Rate   Balance  Interest  Rate
Assets:
Interest bearing deposits
  with banks..............$    103 $      6   5.72%  $     30 $       2  6.78% $     55 $      2  3.79%
Federal Funds sold.........  7,376      398   5.39%     7,583       449  5.92%    6,247      264  4.24%

Investment securities:
  U.S. Treasury securities. 28,789     1,686  5.86%    28,696     1,675  5.84%   26,560    1,471  5.54%
  U.S. Government agencies. 33,895     2,192  6.47%    27,999     1,761  6.29%   23,353    1,395  5.97%
  State and Municipal
   securities.............. 57,966     4,615  7.96%    48,884     4,083  8.35%   44,442    3,781  8.51%
  Other securities......... 57,189     3,535  6.18%    66,990     4,294  6.41%   62,476    3,961  6.34%
                           -------   ------- ------  --------   ------- ------ --------  ------- -----
Total investment securities177,839    12,028  6.76%   172,569    11,813  6.85%  156,831   10,608  6.76%
Loans:
  Commercial...............245,018    22,276  9.09%   226,032    21,284  9.42%  207,844   17,743  8.54%
  Consumer.................130,044    11,401  8.77%   106,171     9,766  9.20%  103,572    8,861  8.56%
  Mortgages................ 41,046     3,330  8.11%    32,739     2,771  8.46%   26,704    2,274  8.51%
  Leases................... 46,420     4,865 10.48%    41,974     4,350 10.36%   36,802    3,667  9.96%
                           -------   ------- ------  --------   ------- ------ --------  ------- -----
Total loans................462,528    41,872  9.05%   406,916    38,171  9.38%  374,922   32,545  8.68%
                           -------   ------- ------  --------   ------- ------ --------  ------- -----
Total earning assets.......647,846    54,304  8.38%   587,098    50,435  8.59%  538,055   43,419  8.07%
Allowance for loan losses.. (7,863)                    (7,155)                   (7,472)
Cash and due from banks.... 30,238                     27,763                    27,746
Other non-earning assets... 62,005                     51,629                    41,934
                           -------                   --------                  --------
Total non-earning assets... 84,380                     72,237                    62,208
                           -------  -------- ------  --------  -------- ------ -------- -------- -----
Total assets..............$732,226  $ 54,304  7.42%  $659,335  $ 50,435  7.65%  600,263 $ 43,419  7.23%
                          ========  ======== ======  ========  ======== ====== ========  ======= ======
Liabilities and Stockholders' Equity:
Deposits:
  Demand deposits
   Noninterest-bearing....$ 72,052  $      0  0.00%  $ 66,133  $      0   0.00%  $64,446 $     0  0.00%
  Demand deposits
   Interest-bearing........257,622     6,726  2.61%   239,036     7,181   3.00%  229,693   5,375  2.34%
  Savings deposits......... 58,232     1,288  2.21%    54,982     1,333   2.42%   58,864   1,324  2.25%
  Time deposits............229,835    12,695  5.52%   194,512    10,579   5.44%  158,994   6,884  4.33%
                           -------  -------- ------  --------   -------  ------ -------- ------- -----
Total deposits.............617,741    20,709  3.35%   554,663    19,093   3.44%  511,997  13,583  2.65%
Other borrowed funds....... 30,578     2,114  6.91%    29,143     2,060   7.07%   22,144   1,343  6.06%
Other liabilities.......... 17,122                     14,856                     12,227
Stockholders' equity....... 66,785                     60,673                     53,895
                           -------  --------  ------  --------  ------- ------  --------  ------- -----
Total liabilities and
  Stockholders' equity....$732,226  $ 22,823  3.12%  $659,335  $ 21,153   3.21% $600,263 $ 14,926 2.49%
                          ========  ========  ====== ========  ======== ======  ======== ======== =====
Net interest income/
 Average total assets......         $ 31,481  4.30%            $ 29,282   4.44%          $ 28,493 4.75%
Net interest income/
 Average earning assets....         $ 31,481  4.86%            $ 29,282   4.99%          $ 28,493 5.30%

     Net interest income on a fully taxable equivalent basis increased by $2,199,000 in 1996 compared to an increase of $789,000 in 1995. Table 2 indicates that of the increase in 1996, $2,910,000 was the result of increased volumes. This figure was reduced by $711,000 as a result of decreases in interest rates. The decrease in interest rates had more of an effect on interest paid on earning assets than on interest-bearing liabilities. The increase in 1995 resulted in $1,803,000 from increased volumes while a reduction of $1,014,000 was realized from increases in interest rates.

     For the year 1996 compared to 1995, loan volumes, on average, increased nearly $56 million and income earned on loans increased $3,701,000, tax adjusted. This compares to a volume increase of nearly $32 million in 1995 over 1994 with an increase in income earned on loans amounting to $5,626,600. As a result of increased volumes in 1996, nearly $5.2 million contributed to the increase in income on loans. Rates charged on loans decreased in late 1995 and into 1996. The decrease in rates reduced interest over $1.5 million in income earned on loans. Increased volumes in loans in 1995 contributed over $2.8 million to the increase in income while $2.8 million was realized due to increases in interest rates.

     Total investment securities, on average, increased over $5.2 million in 1996 over 1995 compared to an increase of over $15.7 million in 1995 over 1994. The increased volumes in both periods were primarily responsible for the increase in interest income on securities. Table 2 indicates that of the increase in interest income in 1996, $361,000 was the result of increased volumes while a $146,000 reduction resulted from a decrease in interest rates. Increased volumes in securities in 1995 contributed nearly $1.1 million to the increase while $141,000 was generated from an increase in rates.

     Interest-bearing deposits, on average, grew over $57 million in 1996. The major portion of the increase in interest expense on deposits was generated on time deposits as a result of increased volumes and rates paid for these deposits. Although there were increased volumes on the other deposits, the decrease in rates paid on these deposits reduced the total interest expense by $500,000. In addition to an increase in interest expense due to volumes, interest expense increased due to increases in rates paid on these deposits in 1995. The asssumption of certain deposit liabilities as a result of the acquisition of two retail banking offices from CoreStates on December 1, 1995 added over $20 million in interest-bearing deposits at that particular time.

Table 2 - Analysis of Changes in Net Interest Income

     The rate-volume variance analysis set forth in the table below, which is computed on a tax equivalent basis, analyses changes in net interest income for the periods indicated by their rate and volume components.

                              1996 Versus 1995                  1995 Versus 1994
                              Increase (Decrease)               Increase (Decrease)
                               Due to Changes in                 Due to Changes in
                         Volume       Rate        Total     Volume       Rate        Total
Interest Income
Interest on deposits
   with banks...........$     5    $     (1)  $       4   $     (1)   $      1     $     0
Interest on federal
   funds sold...........    (12)        (39)        (51)        57         128         185
Interest on investment
   securities...........    361        (146)        215      1,064         141       1,205
Interest and fees on
   loans................  5,216      (1,515)      3,701      2,777       2,849       5,626
                        -------    --------   ---------   --------    --------     -------
Total interest income...$ 5,570    $ (1,701)  $   3,869   $  3,897    $  3,119     $ 7,016
                        -------    --------   ---------   --------    --------     -------
Interest Expense
Interest on
  interest-bearing
   demand deposits......$   558    $ (1,013)  $    (455)  $    219    $  1,587     $ 1,806
Interest on
  savings deposits......     79        (124)        (45)       (87)         96           9
Interest on
  time deposits.........  1,921         195       2,116      1,538       2,157       3,695
Interest on
  borrowed funds........    102         (48)         54        424         293         717
                        -------    --------    --------   --------    --------    --------
Total interest expense..$ 2,660    $   (990)  $   1,670   $  2,094    $  4,133     $ 6,227
                        -------    --------    --------   --------    --------    --------
Net interest income.....$ 2,910    $   (711)  $   2,199   $  1,803    $ (1,014)    $   789
                        =======    ========    ========   ========    ========    ========

Provision for Loan Losses

     The provision for loan losses charged against earnings was $580,000 in 1996 compared to $534,000 in 1995 and $1,081,000 in 1994. The provision reflects the amount deemed appropriate by management to produce an adequate reserve to meet the present and foreseeable risk characteristics of the loan portfolio. Management's judgement is based on the evaluation of individual loans and their overall risk characteristics, past loan loss experience, and other relevant factors. Net charge-offs amounted to $560,000 in 1996, $394,000 in 1995 and $621,000 in 1994. The 1996 increase in net charge-offs compared to 1995 was due to substantial recoveries in 1995 that were not present in 1996. Gross charge-offs for 1996 were $703,000, a slight increase over the $676,000 reported in 1995.

     The allowance for loan losses as a percent of loans at December 31, 1995 was 1.82%, while at December 31, 1996 it was 1.65%.

Non-Interest Income

Table 3 - Non-Interest Income

                                            1996/1995               1995/1994
                                             Increase                Increase
                                            (Decrease)              (Decrease)
                                   1996   Amount     %     1995   Amount    %     1994
Income from fiduciary activities.$ 1,139 $   283   33.1% $  856  $   114   15.4% $  742
Service charges on deposit
   accounts....................... 2,485     475   23.6%  2,010      212   11.8%  1,798
Other service charges, commissions
   and fees....................... 2,074     358   20.9%  1,716      177   11.5%  1,539
Mortgage banking income........... 1,192     667  127.0%    525     (110) (17.3%)   635
Other operating income............ 3,524     338   10.6%  3,186      857   36.8%  2,329
Investment securities gains or
   (losses).......................   158     158     --       0        0     .0%      0
                                  ------  ------  ------ ------  -------  ------ ------
Total............................$10,572 $ 2,279   27.5% $8,293  $ 1,250   17.7% $7,043
                                 ======= =======  ====== ======  =======  ====== ======

      Non-interest income, recorded as other operating income, consists of income from fiduciary activities, service charges on deposit accounts, other service charges, commissions and fees, mortgage banking income and other income such as safe deposit box rents and income from operating leases.

     Income from fiduciary activities in the amount of $1,139,000 in 1996 was $283,000 or 33.1% greater than the $856,000 recorded in 1995. Income in 1995 was $114,000 or 15.4% greater than the $742,000 recorded in 1994. Fees increased primarily due to increased transaction volumes.

     Service charges on deposit accounts increased to $2,485,000, an increase of $475,000 or 23.6% over 1995 service charge income of $2,010,000. Service charges on deposit accounts in 1995 was $212,000 more than the $1,798,000 reported for 1994.

     Other service charges, commissions and fees amounted to $2,074,000 in 1996 compared to $1,716,000 in 1995 and $1,539,000 in 1994. Major contributors to the increase in 1996 were certain fees relating to VISA operations and fees received on mutual funds transactions.

     Income from mortgage banking activities increased to $1,192,000 in 1996 from $525,000 in 1995 due to two factors. Mortgages sold in the secondary market in 1996 increased to $33.2 million from $16.1 million in 1995.
All mortgages sold were originated by the Bank's mortgage operation and branch network. No mortgages were acquired from third parties, nor have servicing rights been purchased from third parties.
A low and reasonably stable interest rate environment in 1996, as well as an expansion in mortage products and services, resulted in the increase in volume in 1996. The Bank retains mortgage servicing rights on the majority of mortgages originated and sold on the secondary market.
The Bank's mortgage servicing portfolio totaled $155 million as of December 31, 1996 compared to $142 million on December 31, 1995.

     The other component of mortgage banking profitability increase was a direct result of the implementation of FASB 122 (subsequently replaced by FASB 125) which required that mortgage servicing rights be recognized for their economic value, as of January 1, 1996. Mortgage servicing has a value because of future servicing income over the life of the mortgage. The value of servicing rights is available through third party purchasers in private transactions.
The Bank has developed a business relationship with a third party mortgage company and values mortgage servicing from their price offerings. The Bank recognized $470,805 in mortgage servicing values in 1996 for its originated servicing portfolio, when in previous years no value was recognized. Mortgage servicing rights are recorded as an asset and recognized directly to income as if the servicing had been sold. The asset is amortized as a charge to earnings over the estimated servicing life of the associated mortgage. Mortgage servicing assets as of December 31, 1996 totaled $442,037. Actual pay-off of mortgages serviced with a recorded asset value are immediately charged against earnings.

     Other operating income increased $338,000 to $3,524,000 in 1996 from $3,186,000 in 1995. Other income for 1994 was $2,329,000. A major contributor to other operating income is income generated from operating leases. Income on operating leases increased over $430,000 in 1996 over 1995. This compares to an increase of over $476,000 in 1995 over 1994. Another contributor to the increase in 1995 was a gain on other real estate sold of nearly $270,000.

     Investment securities transactions reflect a gain of $158,000 in 1996 on securities sold, from the available-for-sale securities. There were no securities sold during 1995 or 1994.

     The Bank does not engage in trading activities. Therefore, there was no impact on current year earnings or a restatement of previously issued financial statements in connection with the adoption of SFAS 115.

     As a result of the above, total other operating income increased $2,279,000 in 1996 over 1995 compared to an increase of $1,250,000 in 1995 over 1994.

Non-Interest Expense

Table 4 - Non-Interest Expense

                                         1996/1995               1995/1994
                                          Increase                Increase
                                         (Decrease)              (Decrease)
                                   1996   Amount    %      1995   Amount    %     1994
Salaries and employee benefits...$15,027 $ 1,987  15.2%  $13,040 $  776    6.3% $12,264
Net occupancy expense............. 2,109     388  22.5%    1,721    244   16.5%   1,477
Furniture & equipment expense..... 2,044     439  27.4%    1,605    226   16.4%   1,379
FDIC insurance assessment.........     2    (620)(99.7%)     622   (506) (44.9%)  1,128
Other operating expense........... 7,587   1,152  17.9%    6,435    630   10.9%   5,805
                                   -----  ------  -----   ------  -----   ----- -------
Total............................$26,769 $ 3,346  14.3%  $23,423 $1,370    6.2% $22,053
                                 =======  =======  =====  ======  ======  ===== =======

     Non-interest expense consists of salaries and employee benefits, net occupancy expense, furniture and equipment expense and other operating expenses.

     Total operating expenses for 1996 were $26,769,000 compared to $23,423,000 in 1995. This represented an increase of $3,346,000 or 14.3%. This compares to an increase of $1,370,000 or 6.2% in 1995.

     The largest component of the Corporation's other operating expense is salaries and employee benefits which increased to $15,027,000 in 1996 or $1,987,000 (15.2%) over the $13,040,000 reported in 1995. In 1995, expenses increased $776,000 (6.3%) over the $12,264,000 reported in 1994. The increase in 1996 and 1995 was primarily due to increases in staff as well as increases in wages and increased costs of employee benefits.
During 1996 four branch offices were opened and two branch offices were acquired from another financial institution in December 1995.

     Occupancy expense increased $388,000 or 22.5% to $2,109,000 in 1996 from $1,721,000 in 1995. By comparison, during 1995, there was an increase of $244,000 or 16.5%. The Bank added four branch facilities to its network in 1996. In addition, the Bank completed construction of a new headquarters building in 1995 which also includes branch banking facilities and two branch offices were acquired from another financial institution in December 1995. These additions along with expenses relating to occupancy such as real estate taxes, insurance, utilities, maintenance and janitor services contributed to the increase in occupancy expense.

     Furniture and equipment expenses were $2,044,000 for 1996 and $1,605,000 for 1995. This represents an increase of $439,000 or 27.4%. Reflected in this increase is an increase of depreciation expense in 1996 amounting to $339,000. Service contracts on equipment was another major contributor to the increase in 1996. Expenses in 1995 were $226,000 greater than those recorded in 1994.

     There was a significant reduction in the FDIC insurance assessment in 1996 over 1995 as well as 1995 over 1994. Those reductions were a result of a new assessment rate schedule approved by the FDIC.

     Other operating expenses increased $1,152,000 or 17.9% in 1996 compared to an increase of $630,000 in 1995. The increase noted in 1996 is in line with rising costs associated with acquiring services covered in this category of expense. Expenses covered in this category include postage, Pennsylvania Shares Tax, advertising and marketing, professional services, telephone, stationery and forms, ATM fees, VISA fees, insurance premiums, expense of other real estate owned and other expense categories not specifically identified on the income statement. Contributing to the increase in 1996 were increases in marketing expense, Pennsylvania Shares Tax, professional services, postage, stationery and forms, VISA fees, MAC fees, telephone expense and training and development expense.

     Income Taxes

    Income tax expense totaled $3,147,000 in 1996 compared to $3,039,000 in 1995 and $2,637,000 in 1994. These increases resulted from higher levels of taxable income and increased earnings each year. The Corporation's effective tax rate was 24.3% in 1996 compared with 25.3% in 1995 and 24.2% in 1994. Utilization of tax credits in 1996 resulted in a lower effective tax rate than 1995 even though income before taxes increased. Additional information related to income taxation is presented in the Notes to Consolidated Financial Statements.

Financial Condition

Investment Portfolio

Table 5 - Investment Securities at Cost

     The following table shows the amortized cost of the held-to-maturity securities owned by the Corporation as of the dates indicated. Investment securities are stated at cost adjusted for amortization of premiums and accretion of discounts.

                                                    December 31,
                                           1996        1995         1994
U.S. Treasury securities................$  12,888   $  18,837    $  28,225
Obligations of other U.S. Government
  agencies and corporations.............   11,607      18,473       24,101
Obligations of states and political
  subdivisions..........................   37,584      40,212       50,472
Mortgage-backed securities..............    2,076       3,854        5,122
Other bonds, notes and debentures.......   27,269      38,944       50,811
                                        ---------   ---------    ---------
Subtotal................................   91,424     120,320      158,731
Non-marketable securities...............    2,798       2,565        2,429
                                        ---------   ---------    ---------
Total...................................$  94,222   $ 122,885    $ 161,160
                                        =========   =========    =========


     The following table shows the amortized cost and fair value of the available-for-sale securities owned as of the dates indicated. During December 1995, the Corporation was given the opportunity for a one-time transfer of securities from the held-to-maturity category to the available-for-sale category. As the table indicates, securities were moved to the available-for-sale category for U.S. Treasury securities, obligations of other U.S. Government agencies and corporations, obligations of states and political subdivisions and other bonds, notes and debentures.
A total of $54,218,000 was moved from held-to-maturity to available-for-sale.

                                          December 31,
                                             1996               1995                 1994
                                      Amortized   Fair   Amortized    Fair    Amortized    Fair
                                         Cost     Value     Cost      Value       Cost     Value
                                     --------- --------- --------  -------- ----------- --------
 U.S. Treasury securities............$  13,611 $  13,598 $ 11,046  $ 11,155  $   1,472  $  1,457
 Obligations of other U.S. Government
   agencies and corporations..........  18,800    18,718   15,489    15,632       none      none
 Obligations of states and political
   subdivisions.......................  20,488    20,819   19,622    19,945       none      none
 Mortgage-backed securities...........   1,125     1,117    1,249     1,242      1,344     1,256
 Other bonds, notes and debentures....  22,752    22,771   19,013    19,247      5,593     5,501
                                      -------- --------- --------  --------  ---------  --------
 Subtotal.............................  76,776    77,023   66,419    67,221      8,409     8,214
 Equity securities....................     171     2,352       88     1,746          7       837
                                      -------- --------- --------  --------  ---------  --------
 Total................................$ 76,947 $  79,375 $ 66,507  $ 68,967  $   8,416  $  9,051
                                      ======== ========= ========  ======== ==========  ========

Table 6 - Investment Securities (Yields)

     The following table shows the maturities of held-to-maturity debt securities at amortized cost as of December 31, 1996 and approximate weighted average yields of such securities. Yields are shown on a tax equivalent basis, assuming a 34% Federal income tax rate.

                                Over 1 thru     Over 5 thru
             1 Year and less      5 Years         10 Years     Over 10 Years      Total
               Amount  Yield   Amount  Yield   Amount  Yield   Amount  Yield  Amount   Yield
U.S. Treasury
 securities....$ 7,322 5.56% $ 5,566  5.84% $    ---    ---%  $  ---   ---% $ 12,888  5.68%
Obligations of
 other U.S.
 Government
 agencies and
 corporations..  1,903 5.72%   8,709   5.90%    994    7.02%    ---    ---%   11,606  5.97%
Obligations of
 states and
 political sub-
 divisions.....  3,380 8.51%  12,486   6.52%  16,512   7.79%   5,206  7.48%   37,584  7.39%
Mortgage-backed
 securities....    114 8.34%   1,006   7.48%     577   8.45%     195  7.81%    1,892  7.86%
Other bonds,
 notes and
 debentures.... 11,259 6.22%   16,195  6.35%     ---    ---%     ---   ---%   27,454  6.30%
               ------- ----- -------- ------ -------- ------  ------- ------ -------- -----
               $23,978 6.31%  $43,962  6.27% $ 18,083  7.77%  $ 5,401  7.49% $91,424  6.65%
               ======= =====  ======= ====== ========  =====  ======= ====== ======== =====

     The following table shows the maturities of available-for-sale debt securities at amortized cost as of December 31, 1996 and approximate weighted average yields of such securities. Yields are shown on a tax equivalent basis, assuming a 34% Federal income tax rate.

                                  Over 1 thru     Over 5 thru
               1 Year and less      5 Years         10 Years     Over 10 Years      Total
                 Amount  Yield   Amount  Yield   Amount  Yield   Amount  Yield   Amount  Yield
U.S. Treasury
 securities....$    500  6.52% $ 12,793   5.95%$    318  6.21% $  ---     ---%  $ 13,611  5.98%
Obligations of
 other U.S.
 Government
 agencies and
 corporations..     509  5.40%   12,485   6.23%   4,809  6.79%     997   8.15%    18,800  6.45%
Obligations of
 states and
 political sub-
 divisions.....     258  6.89%    2,712   7.35%  14,087  7.93%   3,431   7.86%    20,488  7.83%
Mortgage-backed
 securities....     624  6.12%      501   5.99%     ---   ---%     ---    ---%     1,125  6.06%
Other bonds,
 notes and
 debentures....   1,300  5.95%   21,452   6.43%     ---   ---%     ---    ---%    22,752  6.40%
                ------- ------  -------  ------ -------  -----  -------  -----  -------- ------
                $ 3,191  6.06%  $49,943   6.30% $ 19,214  7.62%  $ 4,428  7.93% $ 76,776   6.71%
                ======= ======  ======== ====== ======== ======  ======= ====== ======== ======

Loans

Table 7 - Loan Portfolio

     The following table sets forth the composition of the Corporation's loan portfolio as of the dates indicated:

                                                      December 31,
                               1996           1995         1994         1993       1992
Commercial, financial and
  agricultural..............$  239,701   $  228,058   $  208,918   $  191,431  $  172,482
Real estate-construction...      5,608        6,378        8,542       10,265      16,044
Real estate-mortgage.......     45,373       33,124       30,505       22,335      30,445
Consumer...................    136,989      116,210      106,921      101,256      99,444
Lease financing (net of
  unearned income).........     47,346       43,904       38,771       35,443      32,768
                            ----------   ----------   ----------   ----------   ---------
Total loans.................$  475,017   $  427,674   $  393,657   $  360,730   $ 351,183
                            ==========   ==========   ==========   ==========   =========

Table 8 - Loan Maturity and Interest Sensitivity

     The following table sets forth the maturity and interest sensitivity of the loan portfolio as of December 31, 1996:

                                        After one
                              Within    but within     After
                             one year   five years   five years   Total
Commercial, financial
   and agricultural..........$ 103,588    $ 116,403   $  19,710  $ 239,701
Real estate-construction.....    1,807        1,280       2,521      5,608
                             ---------    ---------   ---------  ---------
                             $ 105,395    $ 117,683   $ 22,231   $ 245,309
                             =========    =========   =========  =========

     Loans due after one year totaling $86,853,000 have variable interest rates. The remaining $53,061,000 in loans have fixed rates.


Table 9 - Nonaccrual, Past Due and Restructured Loans

     The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans:

                                                      December 31,
                             1996      1995    1994     1993       1992
Nonaccrual loans...........$ 1,193 $  1,010 $  2,127 $  2,960   $  4,129
Accruing loans, past due
  90 days or more.........     737      330    1,127      522        519
                           ------- -------- -------- --------   --------
Total non-performing loans.  1,930    1,340    3,254    3,482      4,648
Other real estate owned....     81      252      759      251        360
                           ------- -------- -------- --------   --------
Total non-performing assets$ 2,011 $  1,592 $  4,013 $  3,733   $  5,008
                           ======= ======== ======== ========   ========



Ratios:
  Non-performing loans to
     total loans..........    .41%     .31%     .83%     .97%      1.33%

  Non-performing assets to
     total loans and other
     real estate owned....    .42%     .37%    1.02%    1.04%      1.44%

  Non-performing assets to
     total assets..........   .26%     .22%     .63%     .63%       .92%

  Allowance for loan losses to
     non-performing loans.. 404.1%   580.6%   234.8%   206.2%     116.1%


     The economic conditions within the Corporation's market area remained healthy in 1996. This is reflected in the unemployment rate for Lancaster County, which is the Bank's primary market area. The jobless rate remained low during the past year with fluctuations between 3.8% and 2.8%. Lancaster County's unemployment rate has historically been and continues to be one of the lowest among Pennsylvania's 14 metropolitan regions.
It also remains well below the state unemployment rate of 4.79% that was reported for November 1996. The 2.8% reported in November is the lowest rate since 1989. Predictions for the local economy range from "solid improvement" to a "flat economy with declining interest rates and low inflation".

     The strength in the employment sector in Lancaster County was also seen at the national level. Jobs grew by a strong 2.6 million in 1996 and the employment rate held steady at 5.3% for December. The unemployment rate for December 1995 stood at 5.6%. The strong job growth, particularly evidenced in December 1996, provided further evidence that the economy ended 1996 at a faster clip than analysts had expected. Economists are predicting the U.S. economy will grow about the same rate as 1996.

     The Bank's loan delinquency, as a percent of loans outstanding increased during 1996. At December 31, 1996, this rate stood at .96% compared to .58% and 1.33% for December 31, 1995 and December 31, 1994, respectively. The increase in the delinquency rates was primarily experienced in the retail portfolio, particularly in the installment and credit card portfolios. The Bank is not immune to the rising number of bankruptcies that occurred in 1996 nationwide. While management believes delinquency rates could continue to trend upward during 1997, expectations are that they will not approach the national delinquency rates. The .96% remains well below the accepted level established by management.
During the year, total nonaccrual loans and other real estate owned increased slightly to $1,274,000 from $1,262,000 at December 31, 1995. Total non-performing assets increased to $2,011,000 compared to $1,592,000 for December 31, 1995 representing a 26% increase. The increase was primarily attributed to increases in the 90 day delinquency categories.
Other real estate declined while nonaccruals increased slightly.
Management is taking steps to ensure non-performing assets do not reach unacceptable levels.

     The Bank's reserve coverage declined during the year as reserves, as a percent of non-performing loans, declined to 404% compared with 581% for December 31, 1995 and 235% for 1994.

     A portion of the Bank's loan portfolio consists of loans to agricultural-related borrowers. These loans consist of loans for a variety of purposes within the industry. Lancaster County continues to be the top agricultural county in the state, leading Pennsylvania in production of most crops and all livestock with the exception of sheep.
Dairy production remains Lancaster County's number one agricultural industry. Indications are that some segments of Lancaster County farming are showing promising growth while others are moving ahead at a steady pace. While the Bank is hopeful that this portion of its loan portfolio will continue to show growth, it should be noted that these loans are susceptible to a variety of external factors such as adverse climate, economic conditions, etc., in addition to factors common to other industries.

     The residential real estate market in 1996 for Lancaster County produced a strong performance. Home sales rose more than 6% from the previous year. Reasonably low interest rates and a strong economy accounted for the performance. Strong home sales are predicted through at least the first half of 1997. Compared to 1995, 1996 was a soft year for non-residential construction. In 1995, Lancaster County experienced a non-residential construction boom when contracts jumped 79%. Builders expect 1997 to be a very good year for non-residental construction.

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

       The general policy has been to cease accruing interest on loans when it is determined that a reasonable doubt exists as to the collectibility of additional interest. Interest income on these loans is only recognized to the extent payments are received.
Loans on a nonaccrual status amounted to $1,193,000 at December 31, 1996 compared to $1,010,000 at December 31, 1995.
If interest income had been recorded on all such loans for the years indicated, such interest income would have been increased by approximately $116,567 and $143,997 for 1996 and 1995 respectively. Interest income recorded on non-accrual loans amounted to $27,532 and $93,795 for 1996 and 1995 respectively.
Potential problem loans are
loans which are included as performing loans but for which possible credit problems of the borrower causes management to have doubts as to the ability of such borrower to comply with present repayment terms and which may eventually result in disclosure as a non-performing loan. At December 31, 1996 there were no such loans that had to be disclosed as potential problem loans.

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

     The following table presents information concerning impaired loans at December 31:

                                                       1996   1995
  Gross impaired loans which have allowances..........$1,193 $1,010
     Less: Related allowances for loan losses.........  (179)  (349)
                                                      ------ ------
  Net impaired loans..................................$1,014 $  661
                                                      ====== ======

     At December 31, 1996, there were no concentrations exceeding 10% of total loans. A concentration is defined as amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly affected by changes in economic or other conditions. There were no foreign loans outstanding at December 31, 1996.

Allowance for Loan Losses

Table 10 - Summary of Loan Loss Experience

                                        Years ended December 31,
                                1996     1995     1994     1993     1992
Allowance for Loan Losses:
Beginning balance.............$ 7,780  $ 7,640  $ 7,180  $ 5,400  $ 4,400
Loans charged off during year:
  Commercial, financial and
    agricultural..............     37       50      157      194      843
  Real estate mortgage........    184      252      235      392      201
  Consumer....................    458      360      360      290      471
  Lease financing.............     24       14       10       14       97
                              -------  -------  -------  -------  -------
  Total charge-offs...........    703      676      762      890    1,612
                              -------  -------  -------  -------  -------
Recoveries:
  Commercial, financial and
    agricultural..............      5      117       61      157      232
  Real estate mortgage........     42       72        2        8     none
  Consumer....................     88       91       77       63       76
  Lease financing.............      8        2        1       12        8
                              -------  -------  -------  -------  -------
  Total recoveries............    143      282      141      240      316
                              -------  -------  -------  -------  -------
Net loans charged off.........    560      394      621      650    1,296
Additions charged to
  operations..................    580      534    1,081    2,430    2,296
                              -------  -------  -------  -------  -------
Balance at end of year........$ 7,800  $ 7,780  $ 7,640  $ 7,180  $ 5,400
                              =======  =======  =======  =======  =======

Ratio of net loans charged
  off to average loans
  outstanding.................   .12%     .10%     .17%     .18%     .39%
Ratio of net loans charged
  off to loans at end of year.   .12%     .09%     .16%     .18%     .37%
Net loans charged off to
  allowance for loan losses..   7.18%    5.06%    8.13%    9.05%   24.00%
Net loans charged off to
  provision for loan losses..  96.55%   73.78%   57.45%   26.75%   56.45%
Allowance for loan losses as a
  percent of average loans...   1.69%    1.91%    2.04%    2.01%    1.64%
Allowance for loan losses
  as a percent of loans at
  end of year................   1.65%    1.82%    1.95%    2.00%    1.55%
Allowance for loan losses
  as a percent of
  non-performing loans.......  404.1%    580.6%   234.8%   206.2%   116.1%

     The Bank experienced a 4% increase in gross charge-offs, while net charge-offs increased 42%. 1995 was an exceptionally good year for recoveries, thus the substantial difference between the increase in gross charge-offs and net charge-offs. For the year, the Bank recorded net charge-offs of $560,000 or .12% of average loans outstanding, compared to $394,000 or .10% of average loans in 1995 and $621,000 or .17% of average loans in 1994.

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

     Management has not targeted any specific coverage ratio of non-performing loans by the allowance for loan losses and the coverage ratio may fluctuate based on loans placed into or removed from non-performing status.



Table 11 - Allocation of Allowance for Loan Losses

                                                     December 31,
                                                   1996        1995
 Commercial, financial and agricultural..........$ 3,471     $ 3,710
 Real estate - mortgage..........................      5           3
 Consumer........................................    590         523
 Leases..........................................    620         600
 Unallocated.....................................  3,114       2,944
                                                 -------     -------
 Total...........................................$ 7,800     $ 7,780
                                                 =======     =======


Deposits

Table 12 - Average Deposit Balances and Rates Paid

     The average amounts of deposits and rates paid for the years indicated are summarized below:

                                          1996             1995             1994
                                     Amount   Rate    Amount   Rate    Amount   Rate
Demand deposits.....................$ 72,052   ---   $ 66,133   ---   $ 64,446   ---
Interest-bearing demand deposits.... 257,622  2.61%   239,036  3.00%   229,693  2.34%
Savings deposits....................  58,232  2.21%    54,982  2.42%    58,864  2.25%
Time deposits....................... 229,835  5.52%   194,512  5.44%   158,994  4.33%
                                    --------  -----  --------  -----  --------  -----
                                    $617,741  3.35%  $554,663  3.44%  $511,997  2.65%
                                    ========  =====  ========  =====  ========  =====

Table 13 - Deposit Maturity

     The maturities of time deposits of $100,000 or more are summarized below:

                                                       December 31,
                                                     1996       1995
    Three months or less..........................$  6,095   $  5,881
    Over three thru six months....................   6,112      3,811
    Over six thru twelve months...................   9,026      5,270
    Over twelve months............................   5,963      8,976
                                                   -------    -------
    Total.........................................$ 27,196   $ 23,938
                                                   =======    =======

Capital

     Stockholders' equity increased nearly $5.3 million or 8.2% in 1996 to $69,179,000. Total stockholders' equity at December 31, 1995 in the amount of $63,909,000 represents an increase of $6.6 million or 11.6% over the $57,285,000 reported at December 31, 1994. Net earnings retained after the payment of dividends as well as capital acquired through stock issued pursuant to a dividend reinvestment and stock purchase plan and employee stock plan generated the greatest portion of this growth in stockholders' equity. There was no significant change in equity as a result of change in net unrealized gain on securities available-for-sale, net of taxes. Stockholders' equity increased $1.2 million in 1995 due to an increase in net unrealized gains on investment securities available-for-sale, net of taxes. Included in dividends declared for 1995 is $1,478,000 which represents a $.25 per share "Special Dividend" which was declared in the second quarter of 1995. Dividends declared amounted to $4,508,000, $5,260,000 and $3,386,000 for 1996, 1995 and 1994 respectively.
Federal regulatory authorities approved risk-based capital guidelines applicable to banks and bank holding companies in an effort to make regulatory capital more responsive to the risk exposure related to various categories of assets and off-balance sheet items. These guidelines require that banking organizations meet a minimum risk-based capital, define the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of capital requirements. The components of total capital are called Tier 1 and Tier 2 capital. In the case of the Bank, Tier 1 capital is the shareholders' equity and Tier 2 capital is the allowance for loan losses. The risk-based capital ratios are computed by dividing the components of capital by risk-weighted assets. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet items. Regulatory authorities have decided to exclude the net unrealized holding gains and losses on available-for-sale securities from the definition of common stockholders' equity for regulatory capital purposes. However, national banks will continue to deduct unrealized losses on equity securities in their computation of Tier 1 capital. Therefore, national banks will continue to report the net unrealized holding gains and losses on available-for-sale securities in the reports of condition and income submitted to federal regulators as required by SFAS 115 and the financial reports prepared in accordance with generally accepted accounting principles, but will exclude these amounts from calculations of Tier 1 capital. In addition, national banks should use the amortized cost of available-for-sale debt securities (as opposed to fair value) to determine the average total assets as well as the risk-weighted assets used in the calculations of the leverage and risk-based capital ratios. The ratios below and in Table 14 reflect the above definition of common stockholders' equity which includes common stock, capital surplus and retained earnings, less net unrealized holding losses on available-for-sale equity securities with readily determinable fair values. The Bank's ratios at December 31, 1996, 1995 and 1994 were above the final risk-based capital standards that require Tier 1 capital of at least 4% and total risk-based capital of 8% of risk-weighted assets. The Tier 1 capital ratio at December 31, 1996 was 10.68% and the total risk-based capital ratio was 11.93%, which exceeds the minimum capital guidelines. Tier 1 capital ratio was 10.95% and the total risk-based capital ratio was 12.21% at December 31, 1995 while Tier 1 capital ratio was 11.05% and the total risk-based capital ratio was 12.3% at December 31, 1994.

     On December 4, 1996, the Bank purchased a property located at 1097 Commercial Avenue, East Petersburg, PA situated on 12.7 acres with a building containing approximately 123,000 square feet. The building is used to house the Bank's Administrative Service Center, as well as other departments of the Bank. Town & Country, Inc., a wholly owned subsidiary of the Bank, also occupies this building. The purchase price of the property was approximately $5.3 million. The capital expenditures relating to this building were financed out of existing capital resources. The Bank did not and does not expect to incur any indebtedness relating to this new facility. The reduction in earning assets and the expenses relating to the new facilities will be offset somewhat to the extent the building which previously housed the Administrative Service
Center was sold for approximately $1.2 million and settlement took place on February 21, 1997. In addition, the building formerly occupied by Town & Country, Inc. is also under agreement of sale and settlement should take place on or before April 1, 1997. Efforts are being made to secure tenants for the additional available space in the recently purchased Administrative Service Center building. Management does not expect this to have a material impact on future reported results of operations, even though this will result in the application of a material amount of capital. The opportunity to acquire the Commercial Avenue facility came at a time when management had been considering options to expand its current Administrative Service Center. While exceeding the Bank's current space needs, the Commercial Avenue facility purchase was financially superior to expanding the existing facility. At the same time, it also provides significant future growth capacity.

Table 14 - Capital and Performance Ratios

     The following are selected ratios for the years ended December 31:

                                                   1996       1995     1994
   Return on average assets......................  1.34%      1.36%    1.38%
   Return on average equity...................... 15.01%     15.02%   15.47%
   Dividend payout ratio......................... 45.95%     58.48%   40.91%
   Average total equity to average assets........  8.95%      9.10%    8.89%
   Total equity to assets at year end............  8.87%      8.79%    8.99%
   Primary capital ratio.........................  9.80%      9.78%   10.07%
   Tier 1 risk-based capital ratio............... 10.68%     10.95%   11.05%
   Total risk-based capital ratio................ 11.93%     12.21%   12.30%

Liquidity and Interest Rate Sensitivity

     Liquidity is the ability to meet the requirements of customers for loans and deposit withdrawals in the most economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost. Liquidity from asset categories is provided through cash, noninterest-bearing and interest-bearing deposits with banks, federal funds sold and marketable investment securities maturing within one year. Securities maturing within one year amounted to $27,169,000 at December 31, 1996 compared to $30,833,000 at December 31, 1995. Interest-bearing deposits with banks totaled $643,498 at December 31, 1996 compared to $24,158 at December 31, 1995. Federal funds sold totaled $24,150,000 at December 31, 1996 compared to $9,350,000 sold at December 31, 1995. Securities available-for-sale as of December 31, 1996 were $79,374,627 compared to $68,967,132 as of December 31, 1995.

     The loan portfolio also provides an additional source of liquidity due to Bank of Lancaster County participating in the secondary mortgage market. Sales of residential mortgages into the secondary market were approximately $33.2 million in 1996 and $16.1 million in 1995, which allowed the Bank to meet the needs of customers for new mortgage financing. The loan portfolio also provides significant liquidity by repayment of loans by maturity or scheduled amortization payments.

     On the liability side, liquidity is available through customer deposit growth and short term borrowings. Federal Home Loan Bank available borrowing capacity as of December 31, 1996 was $15,910,000 with existing capital stock ownership and $21,500,000 in federal funds purchased lines are in place.

     Liquidity must constantly be monitored because future customer demands for funds are uncertain. The amount of liquidity needed is determined by the changes in levels of deposits and in the demand for loans. Management believes that the sources of funds mentioned above provide sufficient liquidity.

     Interest sensitivity is related to liquidity because each is affected by maturing assets and sources of funds. Interest sensitivity, however, is also concerned with pricing changes of assets and liabilities not maturing, and values of assets and liabilities as a result of rate changes. Also, future income may be impacted as a result of rate change valuations on non-balance sheet commitments.

     Management endeavors to manage the exposure of earnings to changes in interest rates. The Bank's asset/liability committee manages interest rate risk by various means including "GAP" management and internally developed reporting. Management has committed to supplement this process in 1997 with Sheshunoff Interest Rate Risk management services.

     The Bank has various investments structured to change investment yield with current market conditions. Assets subject to repricing include federal funds sold (repricing daily), loans tied to "Treasury Bill" indexes (repricing monthly) and loans tied to "prime" or other indexes subject to immediate change. In addition to repricable assets are maturing and contracted repayments and prepayments of existing loans and investments. These cash flows will be re-invested at current market yields.

    The Bank's funding liabilities (customer deposits and borrowed funds) have more complex repricing characteristics, since interest bearing deposits are subject to rate change but are not specifically indexed to "prime" or "treasury" indexes. Time certificates and borrowed money are subject to interest rate change at maturity.

     Interest rate sensitivity relates to earnings and economic impact to the Bank with changing interest rates. Earning assets and funding can be subject to interest rate repricing with changing market conditions. In addition, investments, loans, time deposits and debt maturities and prepayments will be subject to current market rates with reinvestment. The net result of interest rate repricings will impact the Bank's future net interest margins (either in a positive or negative manner) based on the amount of unmatched funding, the amount of rate change, and the direction of rate change. The net volume of earning assets and deposit funding subject to rate change is measured in time period
"gaps" where volumes of earning assets and deposit funding are measured to determine the amount of the unmatched position. These gaps are illustrated in Table 15. The regulatory presentation depicts all interest bearing deposits as being subject to immediate and full repricing.

     Management considers factors in addition to volume of liability funding (deposits) subject to rate change to more accurately reflect future impact to the net interest margin. All interest rates do not move in full and equal amounts for loans and deposits. Deposit rates historically lag loans in rate movement, and rate movement occurs to a smaller degree for deposits than loans. Modeling is used to forecast projected impact to the net interest margin as a result of rate movements, either increasing or decreasing. For example, prime base rate has changed 21 times since 1988 (movement from a high of 11.5% to a low of 6.0% - a range of 5.5%). During this period, NOW account deposit rates have also experienced rate changes (movement from a high of 4.85% to a low of 1.40% - a range of 3.45%). Historic pricing correlations have been calculated for all interest-bearing products for rate change repricing impact as - immediate, monthly and annually over one year time periods. As illustrated in Table 15, management's view of interest rate sensitivity reflects a calculated interpretation of net interest margin exposure to rate changes. Pricing correlations are constantly refined by management. There is no guarantee that past history will accurately reflect future changes.

     Interest repricing of assets and liabilities is measured over future time periods (interest rate sensitivity gaps). While all time gaps are measured, management's primary focus is the cumulative gap through six months, as this time frame directly impacts net interest income in the near term time horizon and is most difficult to make reactive adjustment to actual rate movements.

     During 1996, the net interest income tax-equivalent yield on average earning assets dropped to 4.86% from 4.99% in 1995. The prime rate in 1996 started at 8.50%, moving down in February to 8.25% and staying at that level for the remainder of the year.
The average tax-equivalent yield on earning assets decreased in 1996 to 8.38%, down from 8.59% in 1995. Average earning assets increased by $60,750,000 to $647,846,871 in 1996. Deposit funding (average balances) increased $63,000,000 in 1996. Total deposit cost decreased to 3.35% from 3.44% in 1995. The net interest margin (tax equivalent) decreased to 4.86% in 1996 from 4.99% in 1995. Compression of the net interest margin was primarily a result of a competitive lending environment, with tax equivalent yields on loans decreasing to 9.05% in 1996 from 9.38% in 1995, while lending volume increased $55,600,000.

Table 15 - Interest Rate Sensitivity Gaps

                         0-30     31-90     91-180   181-365  Over 1   Over 2    Over 3    Over 4   Over
Interest Earning         Days      Days      Days     Days   to 2 Yrs to 3 Yrs  to 4 Yrs  to 5 Yrs  5 Yrs
 Assets (I.E.A.)
Fed Funds sold......$  24,150 $       0 $       0 $       0 $       0 $       0 $       0 $       0 $      0
Investment securities-
 Maturities..........   2,833     5,070     6,453    13,959    32,185    25,007    21,686     9,420   57,627
Loans - Maturities...   5,087     8,662    12,399    21,225    41,882    35,655    25,090    16,439   54,522
Loans - Variable Rate  98,652     1,402     3,512     8,501    13,085    10,727     3,451    13,407   53,967
Leases - Finance.....   1,016     2,083     3,170     6,461    13,699     9,589     6,712     4,616        0
                     --------  --------  --------  --------  --------  --------  --------  --------  -------
Total...............$ 131,738 $  17,217 $  25,534 $  50,146 $ 100,851 $  80,978 $  56,939 $  43,882 $166,116
Cumulative..........$ 131,738   148,955   174,489   224,635   325,486   406,464   463,403   507,285  673,401

Interest Bearing
 Liabilities(I.B.L.)
C/D's $100,000 and
 over...............$     402 $   3,454 $   7,301 $   4,463 $       0 $     965 $     133 $       0 $    200
C/D - Maturities....   12,354    23,971    46,636    46,061    43,774    32,685    10,117     4,750    1,557
Interest Deposits -
  Variable Rate.....   75,915    22,725     4,414     9,448    14,772    14,772    16,772    14,771  152,449
Short-term
  borrowings........    2,741         0         0         0         0         0         0         0        0
Borrowings - Leasing
 Operations.........    1,100     1,920     2,610     4,360     8,080     6,040     3,740     1,584    1,001
                     --------  --------  --------  --------  --------  --------  --------  --------  -------
Total...............$  92,512 $  52,070 $  60,961 $  64,332 $  66,626 $  54,462 $  30,762 $  21,105 $155,207
Cumulative..........$  92,512 $ 144,582 $ 205,543 $ 269,875 $ 336,501   390,963   421,725   442,830  598,037

Period GAP (Dollars)$  39,226 $ (34,853)$ (35,427)$ (14,186)$  34,225 $  26,516 $  26,177 $  22,777 $ 10,909
I.E.A./I.B.L.%......      142%       33%       42%       78%      151%      149%      185%      208%    107%

Cumulative GAP
 (Dollars)..........$  39,226 $   4,373 $ (31,054)$ (45,240)$ (11,015)$  15,501 $  41,678 $  64,455 $ 75,364
Cumulative
 I.E.A./I.B.L.%......     142%      103%       85%       83%       97%      104%      110%      115%    113%
Regulatory
 Presentation
Assets (cumulative).$ 131,738 $ 148,955 $ 174,489 $ 224,635 $ 325,486 $ 406,464 $ 463,403 $ 507,285 $673,401
Funding (cumulative)$ 342,635 $ 371,980 $ 428,527 $ 483,411 $ 535,265   574,955   588,945   595,279  598,037
                     --------  --------  --------  --------  --------  --------  --------  --------  -------
Cumulative GAP
 (Dollars)..........$(210,897)$(223,025)$(254,038)$(258,776)$(209,779)$(168,491)$(125,542)$ (87,994)$ 75,364
Cumulative
 I.E.A./I.B.L.%.....       38%       40%       41%       46%       61%       71%       79%       85%    113%


New Financial Accounting Standard

     In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125 - "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".

This Statement amends and extends to all servicing assets and libilities the accounting standards for mortgage servicing rights now in FASB Statement No. 65, "Accounting for Certain Mortgage Banking Activities", and supercedes FASB Statement No. 122, "Accounting for Mortgage Servicing Rights". SFAS No. 125 establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on the consistent application of the financial-components approach. This approach requires the recognition of financial assets and servicing assets that are controlled by the reporting entity, the derecognition of financial assets when control is surrendered and the derecognition of liabilities when they are extinguished. Specific criteria are established for determining when control has been surrendered in the transfer of financial assets. Liabilities and deriviatives incurred or obtained by transferors in conjunction with the transfer of financial assets are required to be measured at fair value, if practicable. Servicing assets and other retained interests in transferred assets are required to be measured by allocating the previous carrying amount between the assets sold, if any, and the interest that is retained, if any, based on the relative fair values of the assets at the date of the transfer. Servicing assets retained are subsequently subject to amortization and assessment for impairment. As issued, this Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively.

     The FASB was made aware that the volume and variety of certain transactions and the related changes to information systems and accounting processes that are necessary to comply with the requirement of SFAS No. 125 would make it extremely difficult, if not impossible, for some affected enterprises to apply the transfer and collateral provisions of the Statement to those transactions as soon as
January 1, 1997. As a result, in December 1996, the FASB issued FASB No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" that defers for one year the effective date of these provisions, as well as accounting for transfers and servicing for repurchase agreement, dollar-roll, securities lending and similar transactions. Therefore, this Statement shall be effective for such transfers of financial assets after December 31, 1997.

     Sterling has determined that the adoption of SFAS No. 127 is not expected to have a material effect on the financial position or results of operations of the Corporation.

Item 8 - Financial Statements and Supplementary Data

     (a) The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following
pages:                                                             Page
      Report of Independent Auditors                                33
      Consolidated Balance Sheets                                   34
      Consolidated Statements of Income                             35
      Consolidated Statements of Changes in Stockholders' Equity    36
      Consolidated Statements of Cash Flows                         37
      Notes to Consolidated Financial Statements                    39

     (b) The following supplementary data is set forth in this Annual Report on Form 10-K on the following pages:
      Summary of Quarterly Financial Data (Unaudited)               63





                   Trout, Ebersole & Groff, LLP
                   Certified Public Accountants
                         1705 Oregon Pike
                  Lancaster, Pennsylvania 17601
                          (717)569-2900
                        FAX (717) 569-0141


                   Independent Auditors' Report


Board of Directors and Shareholders
Sterling Financial Corporation and Subsidiaries
Lancaster, Pennsylvania

     We have audited the accompanying consolidated balance sheets of Sterling Financial Corporation and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sterling Financial Corporation and Subsidiaries at December 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

     As discussed in Note 2, the Corporation changed its method of accounting for mortgage servicing rights to adopt the provisions of the Financial Accounting Standards Board's SFAS No. 122, "Accounting for Mortgage
Servicing Rights", at January 1, 1996.

                                              Trout, Ebersole & Groff, LLP

                                              Trout, Ebersole & Groff, LLP
                                              Certified Public Accountants

January 24, 1997
Lancaster, Pennsylvania

                     Consolidated Balance Sheets
           Sterling Financial Corporation and Subsidiaries

                                                                  As of December 31,
(Dollars in thousands)                                               1996       1995
Assets
Cash and due from banks...........................................$ 31,339   $ 35,414
Interest-bearing deposits in other banks..........................     644         24
Federal funds sold................................................  24,150      9,350
Mortgage loans held for sale......................................   1,016        962
Investment Securities: (Note 4)
 Securities held-to-maturity
   (market value - $94,778 - 1996 and $124,066 - 1995)............  94,222    122,885
 Securities available-for-sale....................................  79,375     68,967
Loans (Note 5).................................................... 475,017    427,674
  Less: Unearned income...........................................  (1,185)    (1,362)
        Allowance for loan losses (Note 6)......................... (7,800)    (7,780)
                                                                  --------    -------
Loans, net........................................................ 466,032    418,532
                                                                  --------    -------
Premises and equipment (Note 7)...................................  22,658     16,450
Other real estate owned...........................................      81        252
Accrued interest receivable and prepaid expenses..................  11,262     11,779
Other assets (Note 8).............................................  33,293     26,539
                                                                  --------    -------
Total Assets..................................................... $764,072   $711,154
                                                                   ========   ========

Liabilities
Deposits:
  Noninterest-bearing.............................................$ 82,175   $ 77,318
  Interest-bearing (Note 9)....................................... 564,861    532,787
                                                                  --------   --------
Total Deposits.................................................... 647,036    610,105
                                                                  --------   --------
Interest-bearing demand notes issued to U.S. Treasury (Note 10)...   2,741      2,234
Other liabilities for borrowed money (Note 10)....................  30,434     21,523
Accrued interest payable and accrued expenses.....................   8,705      8,231
Other liabilities.................................................   5,977      5,152
                                                                  --------   --------
Total Liabilities................................................. 694,893    647,245
Stockholders' Equity                                              --------   --------
Common Stock -(par value:$5.00)
  No. shares authorized: 1996 - 35,000,000; 1995 - 10,000,000
  No. shares issued: 1996 - 6,237,009; 1995 - 5,932,686
  No. shares outstanding: 1996 - 6,220,078; 1995 - 5,925,527......  31,185     29,663
Capital surplus...................................................  16,325      9,987
Retained earnings.................................................  20,502     22,848
Net unrealized gain on securities available-for-sale, net of taxes   1,603      1,624
Less: Treasury Stock (16,931 shares in 1996 and
        7,159 shares in 1995) - at cost...........................    (436)      (213)
                                                                  --------   --------
Total Stockholders' Equity........................................  69,179     63,909
                                                                  --------   --------
Total Liabilities and Stockholders' Equity........................$764,072   $711,154
                                                                  ========   ========
See accompanying notes to financial statements

                  Consolidated Statements of Income
           Sterling Financial Corporation and Subsidiaries

                                                     For the years ended December 31,
(Dollars in thousands, except per share data)            1996        1995         1994
Interest Income
Interest and fees on loans...........................$  41,611   $  37,975    $  32,356
Interest on deposits in other banks..................        6           2            2
Interest on federal funds sold.......................      398         449          264
Interest and dividends on investment securities:
  Taxable............................................    7,442       7,526        6,636
  Tax-exempt.........................................    2,882       2,695        2,496
  Dividends on stock.................................      219         203          177
                                                     ---------   ---------    ---------
Total Interest Income................................   52,558      48,850       41,931
                                                     ---------   ---------    ---------
Interest Expense
Interest on time certificates of deposit of
  $100,000 or more...................................      934         893          613
Interest on all other deposits.......................   19,775      18,200       12,970
Interest on demand notes issued to the U.S. Treasury.       95         114           77
Interest on federal funds purchased..................       89          66           10
Interest on other borrowed money.....................    1,930       1,880        1,255
Interest on mortgage indebtedness and obligations
  under capitalized leases...........................     none        none            1
                                                     ---------   ---------    ---------
Total Interest Expense...............................   22,823      21,153       14,926
                                                     ---------   ---------    ---------
Net Interest Income..................................   29,735      27,697       27,005
Provision for loan losses (Note 6)...................      580         534        1,081
                                                     ---------   ---------    ---------
Net Interest Income after Provision for Loan Losses..   29,155      27,163       25,924
                                                     ---------   ---------    ---------
Other Operating Income
Income from fiduciary activities.....................    1,139         856          742
Service charges on deposit accounts..................    2,485       2,010        1,798
Other service charges, commissions and fees..........    2,074       1,716        1,539
Mortgage banking.....................................    1,192         525          635
Other operating income (Note 8)......................    3,524       3,186        2,329
Investment securities gains or (losses)..............      158        none         none
                                                     ---------   ---------    ---------
Total Other Operating Income.........................   10,572       8,293        7,043
                                                     ---------   ---------    ---------
Other Operating Expenses
Salaries and employee benefits (Note 11).............   15,027      13,040       12,264
Net occupancy expense................................    2,109       1,721        1,477
Furniture and equipment expense (including depreciation
  of $1,256 in 1996, $917 in 1995 and $779 in 1994)..    2,044       1,605        1,379
FDIC insurance assessment............................        2         622        1,128
Other operating expenses.............................    7,587       6,435        5,805
                                                     ---------   ---------    ---------
Total Other Operating Expenses.......................   26,769      23,423       22,053
                                                     ---------   ---------    ---------
Income Before Income Taxes...........................   12,958      12,033       10,914
Applicable income taxes (Note 12)....................    3,147       3,039        2,637
                                                     ---------   ---------    ---------
Net Income...........................................$   9,811   $   8,994    $   8,277
                                                     =========   =========    =========
Earnings per common share:
  Net Income.........................................$    1.57   $    1.45    $    1.35
Cash dividends declared per common share.............$     .74   $     .89    $     .58
Average shares outstanding...........................6,235,257   6,204,212    6,128,058

See accompanying notes to financial statements


      Consolidated Statements of Changes in Stockholders' Equity
           Sterling Financial Corporation and Subsidiaries

                                                                           Net
                                                                        Unrealized
                                                                         Gain on
                                                                        Available-
                                 Shares                                  for-Sale
                                 Common   Common    Capital  Retained  Securities,   Treasury
                                  Stock    Stock    Surplus  Earnings  Net of Taxes   Stock    Total
(Dollars in thousands)
Balance, January  1, 1994..... 2,882,920 $ 14,414 $  20,830 $  14,223 $          0  $     0$ 49,467
Net income....................                                  8,277                         8,277
Common stock issued
 Dividend Reinvestment Plan...    55,255      277     2,005                                   2,282
 Employee Stock Plan..........     8,830       44       319                                     363
Two-for-one stock split....... 2,927,412   14,637   (14,637)
Cash dividends declared -
 Common stock.................                                 (3,386)                       (3,386)
Purchase of Treasury Stock
 (14,471 shares)..............                                                         (379)   (379)
Issuance of Treasury Stock for
 Dividend Reinvestment Plan
 (8,664 shares)...............                           27                             214     241
Net unrealized gain on available-
 for-sale securities, net of taxes                                             420              420
                              ---------- --------  --------   --------  ----------  ------- --------
Balance, December 31, 1994.... 5,874,417   29,372     8,544     19,114         420     (165) 57,285

Net income....................                                   8,994                        8,994
Common stock issued
 Dividend Reinvestment Plan...    45,121      225     1,115                                   1,340
 Employee Stock Plan..........    13,148       66       325                                     391
Cash dividends declared -
 Common stock.................                                  (5,260)                      (5,260)
Purchase of Treasury Stock
 (41,880 shares)..............                                                       (1,252) (1,252)
Issuance of Treasury Stock for
 Dividend Reinvestment Plan
 (40,528 shares)..............                            3                           1,204   1,207
Change in net unrealized gain on
 available-for-sale securities,
 net of taxes.................                                               1,204            1,204
                              ---------  --------  --------   --------  ---------- -------  --------
Balance, December 31, 1995....5,932,686    29,663     9,987     22,848       1,624    (213)  63,909
Net income....................                                   9,811                        9,811
Common stock issued
 Dividend Reinvestment Plan...    2,517        13        58                                      71
 Employee Stock Plan..........    5,690        28       140                                     168
Stock dividend issued -
 Common stock - 5%, including
  cash paid in lieu of
  fractional shares...........  296,116     1,481     6,144     (7,649)                         (24)
Cash dividends declared -
 Common stock.................                                  (4,508)                      (4,508)
Purchase of Treasury Stock
 (21,026 shares)..............                                                        (547)    (547)
Issuance of Treasury Stock
 Dividend Reinvestment Plan
 (8,435 shares)...............                           (3)                           247      244
 Employee Stock Plan
 (2,819 shares)...............                           (1)                            77       76
Change in net unrealized gain
 on available-for-sale
 securities, net of taxes......                                                (21)             (21)
                              ---------  --------  --------   --------  ---------- -------  -------
Balance, December 31, 1996....6,237,009  $ 31,185  $ 16,325   $ 20,502  $    1,603 $  (436) $69,179
                              =========  ========  ========   ========  ========== =======  =======

See accompanying notes to financial statements

                Consolidated Statements of Cash Flows
           Sterling Financial Corporation and Subsidiaries

<capation>
                                                       For the years ended December 31,
(Dollars in thousands)                                   1996        1995         1994
Cash Flows from Operating Activities
Net Income...........................................$   9,811   $   8,994    $   8,277
Adjustments to reconcile net income to net cash
  provided by/(used in) operating activities:
   Depreciation......................................    1,625       1,198        1,014
   Accretion & amortization of investment securities.      356         367          661
   Provision for possible loan losses................      580         534        1,081
   Provision for deferred income taxes...............      824         579          307
   (Gain) on sale of property and equipment..........       (2)         (1)          (2)
   (Gain) on sales of investment securities..........     (158)       none         none
   (Gain) on sale of mortgage loans..................     (262)       (163)        (279)
   Proceeds from sales of mortgage loans.............   33,480      16,283       24,284
   Originations of mortgage loans held for sale......  (33,272)    (16,558)     (21,098)
   Change in operating assets and liabilities:
    (Increase) decrease in accrued interest receivable
     and prepaid expenses............................      517      (2,825)        (138)
    (Increase) in other assets.......................   (6,583)     (2,469)      (3,341)
     Increase (decrease) in accrued interest payable
      and accrued expenses...........................     (350)      1,915          324
     Increase (decrease) in other liabilities........      836        (753)        (140)
                                                     ---------   ---------    ---------
Net cash provided by/(used in) operating activities..    7,402       7,101       10,950
Cash Flows from Investing Activities
Proceeds from interest-bearing deposits
  in other banks.....................................    1,023       1,052       45,226
Purchase of interest-bearing deposits in other banks.   (1,643)     (1,052)     (45,209)
Proceeds from sales of investment securities
 available-for-sale..................................      670        none         none
Proceeds from maturities or calls of investment
 securities held-to-maturity.... ....................   37,508      30,095       31,435
Proceeds from maturities or calls of investment
 securities available-for-sale.......................    8,948       2,921        1,103
Purchases of investment securities held-to-maturity..   (9,791)    (46,273)     (54,338)
Purchases of investment securities available-for-sale  (19,310)     (6,926)      (1,972)
Federal funds sold, net..............................  (14,800)     (9,350)      12,350
Net loans and leases made to customers...............  (48,080)    (34,057)     (33,904)
Purchases of premises and equipment..................   (7,880)     (5,681)      (5,810)
Proceeds from sale of premises and equipment.........       49          11          245
                                                     ---------   ---------    ---------
Net cash provided by/(used in) investing activities..  (53,306)    (69,260)     (50,874)
Cash Flows from Financing Activities
Net increase in demand deposits, NOW and
  savings accounts...................................   12,013      32,041        7,013
Net increase in time deposits........................   24,918      41,062       24,309
Net increrase (decrease) in interest-bearing demand
 notes issued to the U.S. Treasury...................      507        (680)         (86)
Proceeds from borrowings.............................   58,474      39,180       13,850
Repayments of borrowings.............................  (49,563)    (36,830)     (14,088)
Federal funds purchased, net.........................     none      (6,000)       6,000
Repayments of mortgages payable and capitalized
  lease liability....................................     none        none         (11)
Proceeds from issuance of common stock...............      239       1,731        2,645
Cash dividends paid..................................   (4,508)     (5,260)      (3,386)
Cash paid in lieu of fractional shares...............      (24)       none         none
Acquisition of treasury stock........................     (547)     (1,252)        (379)
Proceeds from issuance of treasury stock.............      320       1,207          241
                                                     ---------   ---------    ---------
Net cash provided by/(used in) financing activities..   41,829      65,199       36,108
                                                     ---------   ---------    ---------
Increase (decrease) in cash and due from banks.......   (4,075)      3,040       (3,816)
Cash and due from banks:
Beginning............................................   35,414      32,374       36,190
                                                     ---------   ---------    ---------
Ending...............................................$  31,339   $  35,414    $  32,374
                                                     =========   =========    =========

Supplemental Disclosure of Cash Flow Information:
Cash payments for:
  Interest paid to depositors and on borrowed money..$  22,637   $  19,937    $  14,728
  Income taxes.......................................    2,230       2,526        2,160
Supplemental Schedule of Noncash Investing and
  Financing Activities:
Other real estate acquired in settlement of loans....$     119   $     293    $     630

See accompanying notes to financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sterling Financial Corporation and Subsidiaries
(All dollar amounts presented in the tables are in thousands, except per share data)

Note 1 - Formation of Sterling Financial Corporation

     As a result of a plan of reorganization, The First National Bank of Lancaster County, now by name change, Bank of Lancaster County, N.A. (Bank), became the wholly owned subsidiary of Sterling Financial Corporation (Parent Company), a new bank holding company, at the close of business June 30, 1987. Each outstanding share of the Bank's common stock (par value $10.00) was converted into two shares of common stock (par value $5.00) of the Parent Company. The authorized capital of the Parent Company is 35,000,000 shares of common stock.

Note 2 - Summary of Significant Accounting Policies

     Business - Sterling Financial Corporation, through its subsidiary bank, Bank of Lancaster County, N.A., and its subsidiary, Town & Country, Inc., provides a full range of banking services to individual and corporate customers. The principal market area is Lancaster County, Pennsylvania. Sterling Financial Corpoation and the Bank of
Lancaster County, N.A. are subject to competition from other financial institutions. Both are subject to regulations of certain federal agencies and, accordingly, they are periodically examined by those regulatory authorities.

     Basis of Financial Statement Presentation - The accounting and reporting policies of Sterling Financial Corporation and its subsidiaries (the Corporation) conform to generally accepted accounting principles and to general practices within the banking industry.
In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from these estimates.

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

  Loan Origination Fees and Costs - Loan fees, net of loan origination costs, are deferred and amortized to interest income over the life of the loan. The amortization of net deferred fees is discontinued on non-accrual loans.

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

  Earnings per Share - Earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding which were 6,235,257, 6,204,212 and 6,128,058 for 1996, 1995 and 1994
respectively, after giving retroactive effect to a 5% stock dividend paid in July 1996 and a two-for-one stock split in the form of a 100% stock dividend paid in 1994.

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

     In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 - "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement amends and extends to all servicing assets and liabilities the accounting standards for mortgage servicing rights now in FASB Statement No. 65, "Accounting for Certain Mortgage Banking Activities", and supercedes FASB Statement No. 122, "Accounting for Mortgage Servicing Rights". This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Sterling has determined that the application of this Standard will not have a material effect on earnings. The FASB also subsequently issued FASB No. 127 that delayed until January 1, 1998, the effective date of certain provisions of FASB 125. Transactions subject to the later effective date include securities lending, repurchase agreements, dollar-rolls and similar secured financing arrangements. Application of the new rules is not expected to have a material impact on Sterling's consolidated financial statements.

  Mortgage Loans Held for Sale - Mortgage loans held for sale are recorded at the lesser of current secondary market value or the actual book value of loans.


Note 3 - Restrictions on Cash and Due From Banks

     The Bank is required to maintain average reserve balances with the Federal Reserve Bank. The average amount of these reserve balances for the year ended December 31, 1996 was approximately $7,776,000. Balances maintained at the Federal Reserve Bank are included in cash and due from banks.

Note 4 - Investment Securities

     As discussed in Note 2, the Corporation adopted SFAS 115 effective January 1, 1994. A one-time move from the held-to-maturity category to the available-for-sale category was permitted during 1995. The Corporation took advantage of this opportunity and moved a total of $54,218,000 from the held-to-maturity category to the available-for-sale category. The amount of net unrealized gain on securities available-for-sale, net of taxes, transferred to stockholders' equity amounted to $510,295 on this transfer.

     Securities pledged to secure government and other public deposits, trust deposits, short-term borrowings, and other balances as required or permitted by law were carried at $47,763,546 in 1996 and $54,780,570 in 1995.

     The amortized cost and fair values of investment securities held-to-maturity are as follows:

                                                   December 31, 1996
                                                     Gross       Gross
                                        Amortized   Unrealized  Unrealized    Fair
                                          Cost        Gains       Losses      Value
  U.S. Treasury securities............$    12,888 $        42 $       32  $  12,898
  Obligations of other U.S. Government
    agencies and corporations.........     11,607          35         77     11,565
  Obligations of states and political
    subdivisions......................     37,584         560        169     37,975
  Mortgage-backed securities..........      2,076         108          1      2,183
  Other bonds, notes and debentures...     27,269         154         64     27,359
                                       ----------   ---------   --------   --------
  Subtotal............................     91,424         899        343     91,980
  Nonmarketable equity securities.....      2,798        none       none      2,798
                                       ----------  ----------  ---------   --------
  Total...............................$    94,222 $       899 $      343  $  94,778
                                      ===========  ==========  =========   ========
                                                      December 31, 1995

                                                      Gross       Gross
                                        Amortized   Unrealized  Unrealized    Fair
                                           Cost       Gains       Losses      Value
  U.S. Treasury securities............$    18,837  $      158  $       69  $  18,926
  Obligations of other U.S. Government
    agencies and corporations.........     18,473         110          65     18,518
  Obligations of states and political
    subdivisions......................     40,212         796         154     40,854
  Mortgage-backed securities..........      3,854         152           1      4,005
  Other bonds, notes and debentures...     38,944         362         108     39,198
                                       ----------   ---------   ---------   --------
  Subtotal............................    120,320       1,578         397    121,501
  Nonmarketable equity securities.....      2,565        none        none      2,565
                                       ----------   ---------   ---------   --------
  Total...............................$   122,885  $    1,578  $      397  $ 124,066
                                       ==========   =========   =========   ========


     Included in nonmarketable equity securities is Federal Reserve stock, Federal Home Loan Bank of Pittsburgh stock and Atlantic
Central Bankers Bank stock.

     The amortized cost and fair values of held-to-maturity debt securities at December 31, 1996, by contractual maturity, are shown below.
Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                    December 31, 1996
                                                    Amortized     Fair
                                                    Cost        Value
        Due in one year or less................$     23,864  $    23,918
        Due after one year through five years..      42,771       42,954
        Due after five years through ten years.      17,507       17,723
        Due after ten years....................       5,206        5,202
                                                -----------  -----------
                                                     89,348       89,797
        Mortgage-backed securities.............       2,076        2,183
                                                -----------  -----------
                                                $    91,424  $    91,980
                                                ===========  ===========

     The amortized cost and fair values of investment securities available-for-sale are as follows:

                                                   December 31, 1996
                                                     Gross       Gross
                                        Amortized   Unrealized  Unrealized    Fair
                                          Cost        Gains       Losses      Value
  U.S. Treasury securities............$    13,611 $        60 $       73  $  13,598
  Obligations of other U.S. Government
    agencies and corporations.........     18,800          63        145     18,718
  Obligations of states and political
    subdivisions......................     20,488         400         69     20,819
  Mortgage-backed securities..........      1,125           1          9      1,117
  Other bonds, notes and debentures...     22,752         129        110     22,771
                                       ----------   ---------   --------   --------
  Subtotal............................     76,776         653        406     77,023
  Equity securities and corporate
    stock.............................        171       2,181       none      2,352
                                       ----------  ----------  ---------   --------
  Total...............................$    76,947 $     2,834 $      406  $  79,375
                                      ===========  ==========  =========   ========
                                                   December 31, 1995
                                                       Gross      Gross
                                        Amortized   Unrealized   Unrealized   Fair
                                          Cost         Gains      Losses      Value
  U.S. Treasury securities..............$ 11,046     $   148      $   40   $ 11,154
  Obligations of other U.S. Government
   agencies and Corporations............  15,489         180          37     15,632
  Obligations of states and political
   subdivisions.........................  19,622         455         132     19,945
  Mortgage-backed securities............   1,249           4          11      1,242
  Other bonds, notes and debentures.....  19,013         301          67     19,247
                                        --------     -------      ------   --------
  Subtotal..............................  66,419       1,088         287     67,220
  Equity securities and corporate
    stock...............................      88       1,659        none      1,747
                                        --------     -------      ------   --------
  Total.................................$ 66,507     $ 2,747      $  287   $ 68,967
                                        ========     =======      ======   ========

     The amortized cost and fair values of available-for-sale debt securities at December 31, 1996 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                   December 31, 1996
                                                  Amortized     Fair
                                                    Cost        Value

        Due in one year or less...................$  2,567    $  2,568
        Due after one year through five years.....  49,441      49,416
        Due after five years through ten years....  19,215      19,464
        Due after ten years.......................   4,428       4,458
                                                  --------    --------
                                                    75,651      75,906
        Mortgage-backed securities................   1,125       1,117
                                                  --------    --------
                                                  $ 76,776    $ 77,023
                                                  ========    ========

     Proceeds from sales of investment securities available-for-sale during 1996 were $670,095. Gains of $158,373 were realized on these sales.
There were no sales of investment securities during 1995 or 1994.

Note 5 - Loans

  Loans outstanding at December 31, are as follows:

                                                                   1996          1995
  Commercial, financial and agricultural.....................$    239,701  $    228,058
  Real estate - construction.................................       5,608         6,378
  Real estate - mortgage.....................................      45,373        33,124
  Consumer...................................................     136,989       116,210
  Lease financing receivables (net of unearned income).......      47,346        43,904
                                                             ------------  ------------
  Total loans, gross.........................................$    475,017  $    427,674
                                                             ============  ============

     Loans on a non-accrual status amounted to $1,193,000 at December 31, 1996, compared to $1,010,000 at December 31, 1995. If interest income had been recorded on all such loans for the years indicated, such interest income would have increased by approximately $116,567 and $143,997 for 1996 and 1995 respectively.

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

     The average amount of nonaccruals for the fourth quarter of 1996 was $1,171,599 compared to $1,112,405 for the fourth quarter 1995, while the average for the year 1996 was $1,119,305 compared to $1,746,100 for 1995.


     The following table presents information concerning impaired loans at December 31:

                                                           1996     1995
     Gross impaired loans which have allowances..........$ 1,193   $1,010
        Less: Related allowances for loan losses.........   (179)    (349)
                                                         -------   ------
     Net impaired loans..................................$ 1,014   $  661
                                                         =======   ======

Note 6 - Allowance for Loan Losses

  Changes in the Allowance for Loan Losses were as follows:

                                                          1996      1995      1994
Balance at January 1..................................$   7,780  $  7,640  $  7,180
Recoveries credited to allowance......................      143       282       141
Provisions for loan losses charged to income..........      580       534     1,081
                                                       --------  --------  --------
Total.................................................    8,503     8,456     8,402
Losses charged to allowance...........................      703       676       762
                                                       --------  --------  --------
Balance at December 31................................$   7,800  $  7,780  $  7,640
                                                      =========  ========  ========

Ratio of Allowance to loans, net of unearned income
  at end of year.....................................     1.65%     1.82%     1.95%

Note 7 - Premises and Equipment

  Premises and equipment at December 31, 1996 and 1995 is summarized as follows:

                                                            1996         1995
       Land.............................................$    3,756   $    2,482
       Buildings........................................    16,603       11,814
       Buildings under capitalized lease................       104          104
       Leasehold improvements...........................       813          735
       Equipment, furniture and fixtures................    11,553       10,597
       Construction in progress.........................       430           14
                                                        ----------   ----------
                                                            33,259       25,746
       Less: Accumulated depreciation...................   (10,601)      (9,296)
                                                        ----------   ----------
                                                        $   22,658   $   16,450
                                                        ==========   ==========

     Contributing to the increase in premises and equipment was the cost of a building to be utilized as an operations and administrative service center, as well as furniture and equipment for this building.

  Depreciation expense amounted to $1,625,184 in 1996, $1,197,980 in 1995 and $1,013,830 in 1994.

Note 8 - Other Assets

     Included in other assets for 1996 and 1995 is $26,533,442 and $22,990,784 respectively which represents operating leases generated by Town & Country, Inc. The income generated from the leases for 1996 and 1995 amounted to $2,647,810 and $2,211,700 respectively and is reflected in other operating income.

     The following schedule provides an analysis of Town & Country's investment in property on operating leases and property held for lease by major classes as of December 31, 1996 and 1995:
                                                        1996         1995
                   Construction equipment...........$      400   $       688
                   Transportation equipment.........    14,604        12,018
                   Automobiles......................    17,218        14,265
                   Manufacturing equipment..........       961         5,550
                   Trucks...........................    14,956        12,614
                   Other............................     4,028           734
                                                    ----------   -----------
                   Total............................    52,167        45,869
                   Less: Accumulated depreciation...   (25,634)      (22,878)
                                                    ----------   -----------
                                                    $   26,533   $    22,991
                                                    ==========   ===========


     The following is a schedule by years of minimum future rentals on noncancelable operating leases as of December 31, 1996:

                   Year ending December 31:
                   1997...............................$ 13,118
                   1998................................  1,995
                   1999................................    382
                   2000................................    213
                   2001................................    189
                                                       -------
                   Total minimum future rentals.......$ 15,897
                                                       =======

     Also included in other assets is mortgage servicing rights activity. The activity for the year ended December 31, 1996 is as follows:
                                                        1996
                Balance at beginning of year..........$   none
                Capitalized mortgage servicing rights.     471
                Amortization..........................     (29)
                                                       -------
                Balance at end of year................$    442
                                                       =======

     The Corporation adopted, effective January 1, 1996, Statement of Financial Accounting Standards (SFAS) No. 122, "Accounting for Mortgage Servicing Rights", an ammendment of FASB Statement No. 65. In June 1996, the Financial Accounting Standards Board (FASB) issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The Statement amends and extends to all servicing assets and liabilities the accounting standards for mortgage servicing rights now in FASB Statement
No. 65, "Accounting for Certain Mortgage Banking Activities", and supercedes SFAS No. 122. This Statement requires that servicing assets and liabilities be subsequently measured by (a) amortization in proporation to and over the period of estimated net servicing income or loss and (b) assessment for asset impairment or increased obligation based on their fair values. A valuation allowance will be recorded if the unamortized mortgage servicing rights exceed their fair value. There was no valuation allowance for servicing rights for the year ended December 31, 1996. Mortgage servicing rights are a result of originated mortgages. There have been no mortgage servicing rights purchased.

Note 9 - Time Certificates of Deposit

     At December 31, 1996 and 1995, time certificates of deposit of $100,000 or more aggregated $26,196,721 and $22,938,324 respectively.

Note 10 - Short-Term Borrowings and Other Liabilities for Borrowed Money

     The Bank maintains lines of credit with various correspondent banks to use as sources of short-term funds. Federal funds purchased, borrowings from the Federal Reserve Bank and interest-bearing demand notes issued to the U.S. Treasury would be considered short-term borrowings. There were no federal funds purchased or borrowings from the Federal Reserve Bank at December 31, 1996 or 1995. Interest-bearing demand notes issued to U.S. Treasury were $2,741,000 and $2,234,000 for 1996 and 1995 respectively. In addition, the Bank maintains a line of credit with the Federal Home Loan Bank of Pittsburgh. Based on the amount of the Federal Home Loan Bank stock owned by the Bank, the maximum borrowing capacity at December 31, 1996 was $15,910,000. There were no advances from the Federal Home Loan Bank considered as short-term borrowings at December 31, 1996 or 1995.

     The average balance outstanding for any category of short-term borrowings during the periods reported was less than 30 per cent of stockholders' equity at the end of each period reported.

  The following represents other liabilities for borrowed money at December 31:

                                                                   1996        1995
    Notes payable-Town & Country, Inc.(Subsidiary of Bank)
      borrowings from various lenders for leasing operations......$28,423     $19,283
    Federal Home Loan Bank advances...............................  2,011       2,240
                                                                   ------      ------
    Total.........................................................$30,434     $21,523
                                                                   ======      ======

  Liabilities in connection with Town & Country, Inc. leasing operations are payable to various lenders at various terms. The estimated current portion of this debt is $14,817,345 at December 31, 1996. The borrowings from the Federal Home Loan Bank of Pittsburgh, which total $2,010,547, consist of three advances. An advance in 1993 in the amount of $950,000 carries an interest rate of 5.39% per year and matures September 13, 2000. In 1995 an advance was obtained in the amount of $668,700, at a rate of 6.41% per year and matures September 28, 2001. In 1996, $400,000 was advanced at the rate of 3% per year and matures March 7, 2011. The balance on this obligation at December 31, 1996 was $391,847.


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

     Net periodic pension cost for 1996, 1995 and 1994 included the following:

                                              1996       1995       1994
          Service cost....................... $ 614     $  579     $  577
          Interest cost......................   567        504        428
          Return on Plan assets..............(1,049)      (950)         6
          Net amortization and deferral......   368        417       (463)
                                             ------     ------     ------
          Net periodic pension cost..........$  500     $  550     $  548
                                             ======     ======     ======

 The following table sets forth the Plan's funded status at December 31, 1996, 1995 and 1994:

 Actuarial present value of benefit obligations:
                                                            1996     1995     1994
 Accumulated benefit obligation, including vested
  benefits of $5,499,101 for 1996, $5,238,774 for 1995
  and $3,705,229 for 1994..................................$ 5,551  $ 5,275  $ 3,745
                                                           =======  =======  =======
Projected benefit obligation for service rendered to
 date......................................................$(8,451) $(8,143) $(6,890)
Plan assets at fair value.. ...............................  8,265    6,728    6,087
                                                           -------  -------  -------
Projected plan assets in excess of or (less than)
 benefit obligation........................................$  (186) $(1,415) $  (803)
Unrecognized net (gain) or loss from past experience
 different from that assumed and effects of changes
 in assumptions............................................    449    1,495    1,374
Unrecognized net (asset) or obligation.....................   (207)    (276)    (345)
Unrecognized prior service cost............................   (120)    (128)    none
                                                           -------  -------  -------
Prepaid (accrued) pension cost included
 in other assets (liabilities).............................$   (64) $  (324) $   226
                                                           =======  =======  =======

     The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.25% and 5.25%, respectively, at December 31, 1996. The expected long-term rate of return on plan assets in 1996 was 9%.

     The Board of Directors of the Bank adopted an employee stock plan effective July 1, 1981. The assets of the Plan will be entirely invested in Sterling Financial Corporation common stock. The Plan covers all Bank employees who are age 18 and over, are employed for at least 1,000 hours per year and have completed at least one year of service. The Plan has two parts:

     *The salary deferral portion of the Plan permits any eligible participant to make voluntary contributions to the Plan ranging from 2% to 6% of compensation. The Bank will contribute 25% of what the participant contributes. Effective January 1, 1997, the Plan was amended to allow employees to make voluntary contributions up to a maximum of 10% of total compensation. The provision for the matching contribution remains the same, with the Bank contributing 25% of each participant's contribution up to 6%. This portion of the Plan is intended to encourage thrift and investment in Sterling Financial Corporation stock, as well as supplement their retirement. The Plan allows for employees to make their voluntary contributions on a pre-federal income tax basis.

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

     The contribution to the performance incentive portion of the Plan was $235,000, $216,000 and $200,000 for 1996, 1995 and 1994 respectively. The contribution to the salary deferral portion of the Plan was $75,619 in 1996, $65,946 in 1995 and $51,305 in 1994.

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

     The cost for postretirement benefits other than pensions consisted of the following components at December 31, 1996, 1995 and 1994:

                                            1996   1995   1994
          Service cost......................$ 96   $ 93   $ 93
          Interest cost..................... 100     99     87
            Amortization of unrecognized
             transition obligation........... 51     51     51
                                           -----  -----  -----
          Net periodic postretirement
              benefit cost................. $247   $243   $231
                                            ====   ====   ====

     Sterling's postretirement benefits other than pensions are currently not funded. The status of the plans at December 31, 1996, 1995 and 1994 is as follows:


     Actuarial valuation of accumulated postretirement benefit obligation:

                                                 1996    1995    1994
     Retirees..................................$  319  $  324  $  289
     Fully eligible active plan participants...   290     323     258
     Other active plan participants............   601     787     786
                                                -----   -----   -----
                                               $1,210  $1,434  $1,333
     Unrecognized transition obligation........  (821)   (872)   (924)
     Unrecognized prior service cost...........   251    none    none
     Unrecognized net gain (loss)..............   195      56      (9)
                                                -----   -----   -----
     Accrued postretirement benefit cost....... $ 835  $  618  $  400
                                                =====   =====   =====

     Prior to January 1, 1993, Sterling recognized the cost of postretirement benefits, which is primarily retiree health care, as an expense as premiums were incurred. The postretirement health care plan is contributory, with retiree contributions based on years of service.

     The assumed postretirement health care cost trend rate used in measuring the accumulated postretirement benefit was 7.75% in 1996, decreasing by .5% per year to an ultimate rate of 5.25% in 2001 and remains at that level thereafter. The discount rate used to measure the accumulated postretirement benefit obligation was 7.25% in 1996.

     The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996 by $250,304 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1996 by $52,861.

     The Board of Directors of the Bank adopted a Retirement Restoration Plan during 1996 for any officer whose compensation exceeded $150,000. The Plan was designed to "restore" the level of benefits which is lost to these employees under the organization's qualified retirement plans because of Internal Revenue Code restrictions.

     The Plan is designed to mirror the provisions set forth in the qualified retirement plans available to all Bank of Lancaster County employees -- the defined benefit pension plan, and the employee stock or 401(k) plan. The Plan allows for the calculation of benefits on the officer's salary in excess of $150,000. The effective date of the Plan was May 1, 1996.

     The net periodic pension cost for the Retirement Restoration Plan for 1996 included the following:
                                                                  1996
                                                                  ----
                Service cost.....................................$    8
                Interest cost....................................     9
                Amortization of unrecognized prior service cost..    13
                                                                 ------
                Net periodic pension cost........................$   30
                                                                 ======

     Actuarial valuation of accumulated benefit obligation:

                                                                  1996
                                                                  ----
                Eligible Participant............................$    48
                Intangible asset................................    (18)
                                                                -------
                Accrued retirement restoration plan liability...$    30
                                                                =======

Note 12 - Applicable Income Taxes

     The effective income tax rates for financial reporting purposes are less than the Federal statutory rate of 34% for 1996, 1995 and 1994 for reasons shown as follows:

                                            For the years ended December 31,
                                        Statutory          Statutory         Statutory
                                    1996   Rate      1995      Rate    1994     Rate
  Federal income tax expense
     at statutory rate............$ 4,406   34.0%   $ 4,091    34.0%  $ 3,711   34.0%
  Reduction resulting from:
   Non-taxable interest income...  (1,153)  (8.9%)   (1,046)   (8.7%)    (966)  (8.8%)
   Other, net....................    (186)  (1.4%)      (71)    (.6%)    (149)  (1.4%)
                                   -------  ------   -------   ------  -------  ------
  Applicable Federal income taxes.$ 3,067   23.7%   $ 2,974    24.7%  $ 2,596    23.8%
  State income taxes..............     80     .6%        65      .6%       41      .4%
                                  -------  ------   -------   ------  -------   ------
  Applicable income taxes.........$ 3,147   24.3%   $ 3,039    25.3%  $ 2,637    24.2%
                                  =======  ======   =======   ======  =======   ======
  Taxes currently payable.........$ 2,323           $ 2,460           $ 2,330
  Deferred income taxes...........    824               579               307
                                  -------           -------           -------
  Applicable income taxes.........$ 3,147           $ 3,039           $ 2,637
                                  =======           =======           =======

     The Corporation had net deferred tax credits of $4,326,000, $3,512,000 and $2,312,000 at December 31, 1996, 1995 and 1994 respectively. The tax effect of temporary differences that gave rise to significant portions of the net deferred tax liability at December 31, 1996 and 1995, are as follows:

                                                               December 31,
                                                            1996          1995
                                                            ----          ----
           Deferred tax assets:

             Allowance for loan losses.....................$ 2,763       $ 2,756
             Deferred loan fees and costs..................     43            57
             Postretirement benefits other than pensions...    292           216
             Foreclosed assets.............................      7            11
             Pension.......................................     47             0
             Other.........................................     38            15
                                                           -------       -------
               Total deferred tax assets...................$ 3,190       $ 3,055
                                                           =======       =======
           Deferred tax liabilities:

             Leasing...................................... $(6,375)      $(5,321)
             Depreciation..................................   (294)         (244)
             Pension.......................................     (0)         (145)
             Unrealized gains on investments...............   (826)         (836)
             Other.........................................    (21)          (21)
                                                           -------       -------
               Total deferred tax liabilities..............$(7,516)      $(6,567)
                                                           =======       =======
               Net deferred tax liability..................$(4,326)      $(3,512)
                                                           =======       =======

     Amounts for the current year are based upon estimates and assumptions as of the date of this report and could vary from amounts shown on the tax return when filed. Accordingly, amounts previously reported for 1995 may change as a result of adjustments to conform to tax returns filed.

     The Financial Accounting Standards Board has issued Statement No. 109, "Accounting for Income Taxes", which significantly changes the recognition and measurement of deferred income tax assets and liabilities. Statement No. 109 requires that deferred income taxes be recorded on an asset/liability method and adjusted when new tax rates are enacted. The corporation adopted Statement No. 109 beginning with its year ending December 31, 1993. The Statement provides that the effect of its adoption may be recorded entirely in the year of adoption or retroactively by restating one or more prior years. The statement was retroactively applied to 1990.

Note 13 - Stock Options

     On November 19, 1996, the Board of Directors of the Corporation adopted the Sterling Financial Corporation 1996 Stock Incentive Plan (the "Stock Incentive Plan") which will be submitted to the shareholders of this Corporation for their approval and ratification at the 1997 Annual Meeting of Shareholders. The stated purpose of the Stock Incentive Plan is to advance the development, growth and financial condition of the Corporation.
The Stock Incentive Plan provides for the issuance of shares of the Corporation's Common Stock to the Corporation's employees. The shares of Common Stock that may be issued under the Stock Incentive Plan shall not exceed in the aggregate 500,000 shares of Common Stock.

     The Stock Incentive Plan is administered by a disinterested committee of the Corporation's Board of Directors. Incentive awards can be made in the form of incentive stock options, nonqualified stock options, stock appreciation rights or restricted stock as the disinterested committee deems appropriate. There were 32,850 options granted, pending shareholder approval, during 1996; no options were exercised during 1996, or as of the record date, March 14, 1997.

     Sterling has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options.
Under APB 25, because the exercise price of Sterling's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

Note 14 - Operating Leases

     The Bank leases certain banking facilities under operating leases which expire on various dates to 2022. Renewal options are available on these leases. Minimum future rental payments as of December 31, 1996 are as follows:
                                                     Operating
                                                       Leases
                       1997.........................$    565
                       1998.........................     531
                       1999.........................     474
                       2000.........................     299
                       2001.........................     242
                       Later years..................   1,888
                                                     -------
                       Total minimum future rental
                         payments...................$  3,999
                                                     =======

     Total rent expense charged to operations amounted to $562,547 in 1996, $479,809 in 1995 and $413,996 in 1994.

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

The estimated fair values of the Corporation's financial instruments are as follows:

                                                   1996                    1995
                                           ---------------------   --------------------
                                            Carrying     Fair       Carrying    Fair
                                             Amount      Value       Amount     Value
                                           ---------   ---------   ---------  ---------
      Financial Assets:
       Cash and short-term investments.....$ 31,983   $  31,983   $  35,438  $  35,438
       Investment securities
          held-to-maturity.................  94,222      94,778     122,885    124,066
       Investment securities
          available-for-sale...............  79,375      79,375      68,967     68,967

       Loans............................... 428,687                 384,732
        Less: Allowance for loan losses....  (7,180)                 (7,180)
                                          ---------   ---------   ---------  ---------
       Net loans..........................$ 421,507   $ 421,936   $ 377,552  $ 380,131



      Financial Liabilities:
        Deposits..........................$ 647,036   $ 649,315   $ 610,105  $ 612,611
        U.S. Treasury demand notes........    2,741       2,741       2,234      2,234
        Other borrowings..................   30,434      30,189      21,523     21,281

      Unrecognized financial instruments:*
        Interest rate swaps:
         In a net receivable position.....$    none   $    none   $    none  $    none
         In a net payable position........    (none)      (none)      (none)     (none)
        Commitments to extend credit......      (82)        (82)        (72)       (72)
        Standby letters of credit.........      (48)        (48)        (38)       (38)
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

     A summary of the more significant commitments as of December 31, 1996 and 1995 are as follows:

       Financial instruments whose contract amounts
         represent credit risk:
                                                            1996          1995
           Standby letters of credit ....................$  7,594     $   7,568
           Commitments to extend credit..................$ 80,259     $  76,672

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

                                                       Fixed Rate Commitments

                                                           1996     1995
            Carrying value at December 31,..............$      0 $      0

            Commitment available not yet exercised......$ 17,932   19,105

            Commitment revalued at existing rates with
              estimated activity........................$ 17,932   19,117


Note 17 - Related Party Transactions

     Certain directors and officers of Sterling Financial Corporation and its subsidiaries, their immediate families and companies in which they are principal owners (more than 10%), were indebted to the Bank during 1996 and 1995. All loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, in the opinion of the management of the Bank, do not involve more than a normal risk of collectibility or present other unfavorable features. Total loans to these persons at December 31, 1996 and 1995 amounted to $5,435,443 and $6,170,667 respectively. During 1996, $1,585,700 of new loans were made and repayments totaled $2,320,924.

Note 18 - Dividend and Loan Restrictions

     Dividends are paid by Sterling Financial Corporation from its assets which are provided in part by dividends from Bank of Lancaster County, N.A. However, certain restrictions exist regarding the ability of the Bank to transfer funds to Sterling Financial Corporation in the form of dividends. The approval of the Comptroller of the Currency shall be required if the total of all dividends declared by the Bank in any calendar year shall exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. Under these restrictions, the Bank can declare dividends in 1997 without approval of the Comptroller of the Currency of approximately $10,312,000 plus an additional amount equal to the Bank's net profits for 1997 up to the date of any such dividend declaration.

     Under current Federal Reserve regulations, the Bank is limited in the amount it may loan to Sterling Financial Corporation. Loans to Sterling Financial Corporation may not exceed 10% of the Bank's capital stock and surplus.

Note 19 - Sterling Financial Corporation (Parent Company Only) Financial Information

                               Condensed Balance Sheets
                                                                 As of December 31,
                                                                  1996        1995
  Assets
    Cash.......................................................$  1,109    $      5
    Securities available-for-sale..............................     185          88
    Investment in subsidiaries at equity.......................  69,026      63,994
    Other assets...............................................      51         847
                                                               --------    --------
  Total Assets.................................................$ 70,371    $ 64,934
                                                               ========    ========
  Liabilities
    Other liabilities..........................................$  1,192    $  1,025

  Stockholders' Equity
    Common Stock...............................................$ 31,185    $ 29,663
    Capital Surplus............................................  16,325       9,987
    Retained Earnings..........................................  20,502      22,848
    Net Unrealized Gain on securities available-for-sale,
        net of taxes...........................................   1,603       1,624
    Less: Treasury Stock at cost...............................    (436)       (213)
                                                               --------    --------
  Total Stockholders' Equity...................................$ 69,179    $ 63,909
                                                               --------    --------
  Total Liabilities and Stockholders' Equity...................$ 70,371    $ 64,934
                                                               ========    ========

                               Condensed Statements of Income

>caption>

                                                  Years Ended December 31,
                                               1996         1995         1994
Income
   Dividends from subsidiaries...............$  4,847    $  3,837      $    966
   Dividends on investment securities........       3           2          none
   Other income..............................       1           1             1
                                             --------    --------      --------
     Total Income............................   4,851       3,840           967
                                             --------    --------      --------
 Expenses
   Other expense.............................     155         141           178
                                             --------    --------      --------
     Total Expenses..........................     155         141           178
                                             --------    --------      --------
 Income before income taxes and equity
   in undistributed net income
   of subsidiaries...........................   4,696       3,699           789
 Income taxes (credits)......................     (51)        (47)          (60)
                                             --------    --------      --------
                                                4,747       3,746           849
 Equity in undistributed income of
   subsidiaries..............................   5,064       5,248         7,428
                                             --------    --------      --------
 Net Income..................................$  9,811    $  8,994      $  8,277
                                             ========    ========      ========


                       Statements of Cash Flows
                                                        Years Ended December 31,
                                                       1996       1995       1994
  Cash flows from operating activities
  Net income........................................$  9,811   $  8,994   $  8,277
  Adjustments to reconcile net income to net cash
    provided by/(used in) operating activities:
  Undistributed (earnings) loss of subsidiaries.....  (5,064)    (5,248)    (7,428)
  Changes in operating assets and liabilities:
    (Increase) decrease in other assets.............     796       (519)      (142)
    (Decrease) increase in other liabilities........     164        142         73
                                                    --------   --------   --------
  Net cash provided by/(used in)
    operating activities............................   5,707      3,369        780
                                                    --------   --------   --------
  Cash flows from investing activities
   Purchase of investment securities
    Available-for-sale..............................     (83)       (81)      none
                                                    --------   --------   --------
  Net cash provided by/(used in) investing
    activities......................................     (83)       (81)      none
                                                    --------   --------   --------
  Cash flows from financing activities
   Proceeds from issuance of common stock...........     239      1,731      2,645
   Cash dividends paid..............................  (4,508)    (5,260)    (3,386)
   Cash dividends paid in lieu of
    fractional shares...............................     (24)      none       none
   Acquisition of treasury stock....................    (547)    (1,252)      (379)
   Proceeds from issuance of treasury stock.........     320      1,207        241
                                                    --------   --------   --------
  Net cash provided by/(used in) financing
    activities......................................  (4,520)    (3,574)      (879)
                                                     --------  --------   --------
  Increase (decrease) in cash.......................   1,104       (286)       (99)

  Cash
    Beginning.......................................       5        291         390
                                                    --------   --------    --------
    Ending.........................................$   1,109   $      5    $    291
                                                   =========   ========    ========



         Summary of Quarterly Financial Data (Unaudited)
         Sterling Financial Corporation and Subsidiaries

     The following is a summary of the quarterly results of operations for the years ended December 31, 1996 and 1995. Net income per share of common stock has been restated to retroactively reflect a 5% stock dividend paid in July 1996.


                                                    1996
                                                Quarter Ended
                                    March       June    September      December
                                     31          30         30            31
Interest income..................$  12,798    $ 13,013    $ 13,227    $  13,520
Interest expense.................    5,465       5,635       5,832        5,891
                                 ---------     -------    --------     --------
Net interest income..............    7,333       7,378       7,395        7,629
Provision for loan losses........      159         102          50          269
                                 ---------     -------    --------     --------
Net interest income after
  provision for loan losses......    7,174       7,276       7,345        7,360
Other income.....................    2,509       2,551       2,592        2,920
Other expenses...................    6,479       6,523       6,672        7,095
                                 ---------    --------    --------     --------
Income before income taxes.......    3,204       3,304       3,265        3,185
Applicable income taxes..........      768         818         802          759
                                 ---------    --------    --------     --------
Net income.......................$   2,436    $  2,486    $  2,463     $  2,426
                                 =========    ========    ========     ========
Net income per share of
  common stock...................$     .39    $    .40    $    .39     $   .39

                                                    1995
                                                Quarter Ended
                                    March       June    September      December
                                     31          30         30            31
Interest income..................$  11,536    $ 12,090    $ 12,509    $  12,715
Interest expense.................    4,776       5,258       5,529        5,590
                                 ---------     -------    --------     --------
Net interest income..............    6,760       6,832       6,980        7,125
Provision for loan losses........      151         126         182           75
                                 ---------     -------    --------     --------
Net interest income after
  provision for loan losses......    6,609       6,706       6,798        7,050
Other income.....................    1,905       1,964       2,127        2,297
Other expenses...................    5,687       5,809       5,809        6,118
                                 ---------    --------    --------     --------
Income before income taxes.......    2,827       2,861       3,116        3,229
Applicable income taxes..........      696         718         794          831
                                 ---------    --------    --------     --------
Net income.......................$   2,131    $  2,143    $  2,322     $  2,398
                                 =========    ========    ========     ========
Net income per share of
  common stock...................$     .34    $    .35    $    .37     $    .39


Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None



                             PART III

Item 10 - Directors and Executive Officers of the Registrant

     Incorporated by reference is the information appearing under the headings "Information about Nominees and Continuing Directors" and "Officers and Executive Officers" of the 1997 Annual Meeting Proxy Statement.

Item 11 - Executive Compensation

     Incorporated by reference is the information under the headings "Compensation of Directors" and "Executive Compensation" of the 1997 Annual Meeting Proxy Statement.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

    Incorporated by reference is the information appearing under the headings "Principal Holders" and "Beneficial Ownership of Executive Officers, Directors and Nominees" of the 1997 Annual Meeting Proxy Statement.

Item 13 - Certain Relationships and Related Transactions

     Incorporated by reference is the information appearing under the heading "Transactions with Directors and Executive Officers" of the 1997 Annual Meeting Proxy Statement and under "Notes to Consolidated Financial Statements -
Note 17 - Related Party Transactions" on page 59 of this Form 10-K.

                             PART IV

Item 14 - Exhibits, Financial Statement Schedules and Reports of Form 8-K


   (a) The following documents are filed as part of this report:

      1. The financial statements listed on the index set forth in Item 8 of this Annual Report on Form 10-K are filed as part of this Annual Report.


      2. Financial Statement Schedules

         All schedules are omitted because they are either not applicable, the data are not significant or the required information is shown in the financial statements or the notes thereto or elsewhere herein.

      3. Exhibits

         The following is a list of the Exhibits required by Item 601 of Regulation S-K and are incorporated by reference herein or annexed to this Annual Report.

         3(i) Amended Articles of Incorporation of Sterling Financial
               Corporation. (Incorporated by reference to Exhibit 3(i) of the Current Report on Form 8-K, filed with the Securities and Exchange Commission, on June 14, 1996.)

          3(ii) Amended Bylaws of Sterling Financial Corporation. (Incorporated by reference to Exhibit 3(ii) of the Current Report on Form 8-K, filed with the Securities and Exchange Commission, on March 7, 1996.)

           10a Employment Agreement, dated as of April 30, 1983, between The First National Bank of Lancaster County and John E. Stefan. (Incorporated by reference to Exhibit 10a of the Current Report on Form 8-K, filed with the Securities and Exchange Commission, on March 19, 1997.

           10b Assumption and Modification Agreeement, dated July 14, 1987, by and among John E. Stefan, Bank of Lancaster County, N.A. and Sterling Financial Corporation. (Incorporated by reference to Exhibit 10b of the Current Report on Form 8-K, filed with the Securities and Exchange Commission, on March 19, 1997.)

           10c Sterling Financial Corporation 1996 Stock Incentive Plan. (Incorporated by refernce to Exhibit 99 of the Current Report on Form 8-K, filed with the Securities and Exchange Commission, on February 5, 1997.)

           10d The Sterling Financial Corporation Dividend Reinvestment and Stock Purchase Plan. (Incorporated by reference to Exhibit A to the Prospectus included in the Registration Statement No. 33-55131 on Form S-3, filed with the Securities and Exchange Commission on August 18, 1994.)

           11 Statement re: Computations of Earnings Per Share (included herein at Item 8 at Notes to Consolidated Financial Statements, Note 2.)

           21   Subsidiaries of the Registrant

           23   Consent of Auditors

           27   Financial Data Schedule


   (b) Reports on Form 8-K

            A report on Form 8-K dated November 19, 1996 was filed November 29, 1996 pursuant to item 5 of Form 8-K reporting the adoption of the 1996 Stock Incentive Plan. The Plan will be submitted for approval at the 1997 Annual Meeting of Shareholders.



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


             Signature                         Title                  Date

                                  Chairman of the Board,
/s/ John E. Stefan                President and Chief        February 25, 1997
  (John E. Stefan)                Executive Officer; Director


/s/Jere L. Obetz                  Senior Vice President/     February 25, 1997
  (Jere L. Obetz)                 Treasurer,Chief Financial Officer


/s/Ronald L. Bowman               Vice President/Secretary,  February 25, 1997
  (Ronald L. Bowman)              Principal Accounting Officer


                                  Director                   February 25, 1997
  (Richard H. Albright, Jr.)


/s/Robert H. Caldwell             Director                   February 25, 1997
  (Robert H. Caldwell)


/s/Howard E. Groff, Jr.           Director                   February 25, 1997
  (Howard E. Groff, Jr.)


/s/Joan R. Henderson              Director                   February 25, 1997
  (Joan R. Henderson)


/s/J. Robert Hess                 Director                   February 25, 1997
  (J. Robert Hess)


                                  Director                   February 25, 1997
  (Calvin G. High)


/s/J. Roger Moyer, Jr.            Director                   February 25, 1997
  (J. Roger Moyer, Jr.)


/s/E. Glenn Nauman                Director                   February 25, 1997
  (E. Glenn Nauman)


/s/Glenn R. Walz                  Director                   February 25, 1997
  (Glenn R. Walz)



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


 Town & Country, Inc.  (Wholly owned                Pennsylvania
 Subsidiary of Bank of Lancaster
 County, N.A.)
 1097 Commercial Avenue
 East Petersburg, PA  17520-0038



 Sterling Mortgage Services, Inc.                   Pennsylvania
 (Presently inactive)
 101 North Pointe Boulevard
 Lancaster, PA  17601-4133


                   Trout, Ebersole & Groff, LLP
                   Certified Public Accountants
                         1705 Oregon Pike
                  Lancaster, Pennsylvania  17061

                            Exhibit 23
       Consent of Independent Certified Public Accountants


     We hereby consent to the incorporation by reference in Registration Statement No. 33-55131 on Form S-3 filed August 19, 1994 of our opinion dated January 24, 1997, on the consolidated financial statements of Sterling Financial Corporation for the year ended December 31, 1996 as set forth in this form 10-K.


                                           /s/ Trout, Ebersole & Groff, LLP

                                           Trout, Ebersole & Groff, LLP
                                           Certified Public Accountants


Lancaster, Pennsylvania
March 6, 1997


                          Exhibit Index

                                                             Page
        Exhibits Required Pursuant to                 (in accordance with
         Item 601 of Regulation S-K              sequential numbering system)

 3(i). Amended Articles of Incorporation of Sterling Financial
       Corporation. (Incorporated by reference to Exhibit 3(i) of the Current Report on Form 8-K, filed with the Securities and Exchange Commission, on June 14, 1996.)


3(ii). Amended Bylaws of Sterling Financial Corporation
       (incorporated by reference to Exhibit 3(ii) of the Current Report on Form 8-K, filed with the Securities and Exchange Commission, March 7, 1996.)


10a Employment Agreement, dated as of April 30, 1983, between The First National Bank of Lancaster County and John E. Stefan. (Incorporated by reference to Exhibit 10a of the Current Report on Form 8-K, filed with the Securities and Exchange Commission, on March 19, 1997.

10b Assumption and Modification Agreeement, dated July 14, 1987, by and among John E. Stefan, Bank of Lancaster County, N.A. and Sterling Financial Corporation. (Incorporated by reference to Exhibit 10b of the Current Report on Form 8-K, filed with the Securities and Exchange Commission, on March 19, 1997.)

10c  Sterling Financial Corporation 1996 Stock Incentive Plan.
     (Incorporated by refernce to Exhibit 99 of the Current Report on Form 8-K, filed with the Securities and Exchange Commission, on February 5, 1997.)

10d The Sterling Financial Corporation Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to Exhibit A to the Prospectus included in the Registration Statement No. 33-55131 on Form S-3, filed with the Securities and Exchange Commission on August 18, 1994.)

11 Statement re: Computations of Earnings Per Share (included herein at Item 8 at Notes to Consolidated Financial
     Statements, Note 2.)

21   List of Subsidiaries                                             68

23   Consent of Auditors                                              69

27   Financial Data Schedule