Form 10-Q
period 1997-03-31
STERLING FINANCIAL CORP /PA/
filed 1997-05-13
CIK 811671

FORM 10-Q

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549
(Mark One)
    X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1997

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
(State or other jurisdiction of incorporation (I.R.S. Employer Identification
         or organization)                                   No.)

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

Common Stock, $5.00 Par Value-6,223,738 shares outstanding as of April 30, 1997.
           Sterling Financial Corporation and Subsidiaries

                                Index

PART I - FINANCIAL INFORMATION                                        Page

Item 1 - Financial Statements


         Consolidated Balance Sheets
         as of March 31, 1997 (Unaudited), December 31, 1996,
         and March 31, 1996 (Unaudited).                                 3


         Consolidated Statements of Income
         for the Three Months ended March 31, 1997
         and 1996 (Unaudited).                                            4


         Consolidated Statements of Cash Flows
         for the Three Months ended
         March 31, 1997 and 1996 (Unaudited).                            5


         Notes to Consolidated Financial
         Statements (Unaudited).                                         7



Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             9

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                              18

Item 6 - Exhibits and Reports on Form 8-K                               18

Signature Page                                                          19

Subsidiaries of the Registrant                                          20


                    Part I - Financial Information
           Sterling Financial Corporation and Subsidiaries
                     Consolidated Balance Sheets

                                              March 31,   December 31,    March 31,
                                                 1997         1996          1996
ASSETS                                       (Unaudited)                 (Unaudited)
Cash and due from banks....................$  28,720,443 $  31,339,470 $  34,543,438
Interest-bearing deposits in other banks...      348,924       643,498        25,842
Federal funds sold.........................      800,000    24,150,000          none
Mortgage loans held for sale...............    1,574,050     1,016,100     3,563,849
Investment Securities::
 Securities held to maturity (market value-
 $89,323,230; $94,778,086; $115,731,775)...   89,059,255    94,222,263   115,200,009
 Securities available for sale.............   87,146,936    79,374,627    70,641,850
Loans......................................  492,829,256   475,017,288   450,859,722
 Less: Unearned Income.....................     (951,766)   (1,184,957)   (1,465,219)
       Allowance for loan losses...........   (7,800,133)   (7,800,000)   (7,893,921)
Loans, Net.................................  484,077,357   466,032,331   441,500,582
Premises and Equipment.....................   21,945,430    22,657,668    16,496,058
Other real estate owned....................      249,810        80,969        63,100
Accrued interest receivable and
 prepaid expenses..........................   11,412,661    11,262,066     9,499,500
Other assets...............................   33,849,758    33,293,239    31,491,766
TOTAL ASSETS...............................$ 759,184,625 $ 764,072,231 $ 723,025,994
                                            ============  ============  ============

LIABILITIES
Deposits:
 Non-interest bearing......................$  72,537,890 $  82,175,110 $  73,569,403
 Interest-bearing..........................  567,257,440   564,861,347   539,646,316
TOTAL DEPOSITS.............................  639,795,330   647,036,457   613,215,719
Interest-bearing demand notes issued to
 U.S. Treasury.............................    2,829,016     2,741,397     2,548,881
Other liabilities for borrowed money.......   30,110,242    30,433,826    26,373,183
Federal funds purchased....................         none          none     2,150,000
Accrued interest payable and accrued
 expenses..................................    9,127,616     8,704,485     8,227,117
Other liabilities..........................    6,837,048     5,976,749     5,220,962
TOTAL LIABILITIES..........................  688,699,252   694,892,914   657,735,862
STOCKHOLDERS' EQUITY
Common Stock - (Par Value: $5.00)
  No. Shares authorized: 35,000,000;35,000,000;
   10,000,000
  No. Shares issued: 6,237,009; 6,237,009;
   5,938,110
  No. Shares outstanding: 6,224,830; 6,220,078;
   5,934,450................................  31,185,045    31,185,045    29,690,550
Capital Surplus.............................  16,325,040    16,325,040    10,118,073
Retained Earnings...........................  21,908,260    20,502,456    24,214,808
Net unrealized gain on securities available
 for sale...................................   1,380,387     1,602,599     1,366,436
Less: Treasury Stock (12,179; 16,931; 3,660 )-
 at cost....................................    (313,359)     (435,823)      (99,735)
TOTAL STOCKHOLDERS' EQUITY..................  70,485,373    69,179,317    65,290,132
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.$ 759,184,625 $ 764,072,231 $ 723,025,994
                                            ============  ============  ============

See accompanying notes to financial statements


                    Part 1 - Financial Information
           Sterling Financial Corporation and Subsidiaries
            Consolidated Statements of Income (Unaudited)
                                                             Three Months Ended
                                                                  March 31,
                                                              1997          1996
 INTEREST INCOME
  Interest and fees on loans............................$  10,668,138  $  9,919,302
  Interest on deposits in other banks...................        7,806           640
  Interest on federal funds sold........................      141,445        59,933
  Interest and dividends on investment securities:
     Taxable............................................    1,783,027     2,007,939
     Tax-exempt.........................................      740,605       756,668
     Dividends on stock.................................       55,383        53,365
TOTAL INTEREST INCOME...................................   13,396,404    12,797,847
INTEREST EXPENSE
  Interest on time certificates of deposit of
     $100,000 or more...................................      364,739       199,376
  Interest on all other deposits........................    4,844,892     4,794,137
  Interest on demand notes issued to the U.S. Treasury..       24,982        23,358
  Interest on federal funds purchased...................          107        15,979
  Interest on other borrowed money......................      500,616       431,592
TOTAL INTEREST EXPENSE..................................    5,735,336     5,464,442
NET INTEREST INCOME.....................................    7,661,068     7,333,405
  Provision for loan losses.............................      198,100       159,000
NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES..........................................    7,462,968     7,174,405
OTHER OPERATING INCOME
   Income from fiduciary activities.....................      370,010       292,965
   Service charges on deposit accounts..................      637,640       552,975
   Other service charges, commissions and fees..........      304,953       419,367
   Mortgage banking income..............................      239,420       399,004
   Other operating income...............................    1,186,717       844,235
TOTAL OTHER OPERATING INCOME............................    2,738,740     2,508,546
 OTHER OPERATING EXPENSES
   Salaries and employee benefits.......................    3,953,732     3,655,141
   Net occupancy expense................................      628,104       559,063
   Furniture and equipment expense......................      589,049       482,704
   FDIC insurance assessment............................       20,082           500
   Other operating expenses.............................    1,571,641     1,781,105
TOTAL OTHER OPERATING EXPENSES..........................    6,762,608     6,478,513
   Income before income taxes...........................    3,439,100     3,204,438
   Applicable income taxes..............................      850,578       768,490
NET INCOME..............................................$   2,588,522  $  2,435,948
                                                         ============   ===========
Earnings per common share:
 Net Income.............................................$         .42  $        .39

 Cash dividends declared per common share...............$         .19  $        .18



See accompanying notes to financial statements


                    Part I - Financial Information
           Sterling Financial Corporation and Subsidiaries
          Consolidated Statements of Cash Flows (Unaudited)
                                                            Three Months Ended
                                                                  March 31,
                                                              1997         1996
Cash Flows from Operating Activities
 Net Income..............................................$  2,588,522 $  2,435,948
 Adjustments to reconcile net income to net cash
  provided by/(used in)operating activities:
   Depreciation..........................................     472,456      383,957
   Accretion and amortization of investment securities...      73,668       86,253
   Provision for possible loan and lease losses..........     198,100      159,000
   (Gain) loss on disposition of property and equipment..    (161,274)         418
   (Gain) loss on sale of mortgage loans.................     (48,043)    (104,126)
   Proceeds from sales of mortgage loans.................   6,237,258   11,909,007
   Origination of mortgage loans held for sale...........  (6,747,165) (14,407,030)
   Change in operating assets and liabilities:
    (Increase) decrease in accrued interest receivable
     and prepaid expenses................................    (150,595)   2,279,499
    (Increase) decrease in other assets..................    (725,360)  (4,763,927)
    Increase (decrease) in accrued interest payable
     and accrued expenses................................     423,131       (3,495)
    Increase (decrease) in other liabilities.............     978,811      201,787
     Net cash provided by/(used in) operating activities.   3,139,509   (1,822,709)
Cash Flows from Investing Activities
 Proceeds from interest-bearing deposits in other banks..     487,458      664,540
 Purchase of interest-bearing deposits in other banks....    (192,884)    (666,224)
 Proceeds from maturities of investment securities.......   9,406,116   15,788,130
 Purchase of investment securities....................... (12,429,810) (10,254,051)
 Federal funds sold, net.................................  23,350,000    9,350,000
 Net loans and leases made to customers.................. (18,243,126) (23,127,402)
 Purchases of premises and equipment.....................    (835,362)    (431,496)
 Proceeds from sale of premises and equipment............   1,236,418          681
     Net cash provided by/(used in) investing activities.   2,778,810   (8,675,822)
Cash Flows from Financing Activities
 Net increase (decrease) in demand deposits, NOW
  and savings accounts................................... (22,561,868) (12,025,474)
 Net increase (decrease) in time deposits................  15,320,741   15,136,416
 Federal funds purchased, net............................        none    2,150,000
 Net increase (decrease) in interest-bearing demand
  notes issued to U.S. Treasury..........................      87,619      315,001
 Proceeds from borrowings................................   3,750,000    7,900,000
 Repayments of borrowings................................  (4,073,584)  (3,050,415)
Proceeds from issuance of common stock...................        none      161,364
Cash dividends paid......................................  (1,182,718)  (1,068,859)
Acquisition of treasury stock............................    (313,359)     (99,735)
Proceeds from issuance of treasury stock.................     435,823      209,401
    Net cash provided by/(used in) financing activities..  (8,537,346)   9,627,699
  Increase (decrease) in cash and due from banks.........  (2,619,027)    (870,832)
Cash and due from banks::
 Beginning...............................................  31,339,470   35,414,270
 Ending..................................................$ 28,720,443 $ 34,543,438
                                                          ===========  ===========

Supplemental Disclosure of Cash Flow Information:

Cash payments for:
  Interest paid to depositors and on borrowed money......$  5,713,632  $ 5,582,836
  Income taxes...........................................        none         none

Supplemental Schedule of Noncash Investing and Financing Activities
Other Real Estate acquired in settlement of loans........     207,075         none



See accompanying notes to financial statements


                 Part I - Financial Information

Sterling Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements of Sterling Financial Corporation ("Sterling") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

     The consolidated financial statements of Sterling include the accounts of its wholly owned subsidiary, Bank of Lancaster County, N.A. (the "Bank") and its wholly owned subsidiary, Town & Country, Inc. All significant intercompany transactions are eliminated in the consolidation.

     Financial Accounting Standards Board ("FASB") Statement No. 122, "Accounting for Mortgage Servicing Rights - an amendment of FASB Statement No. 65", effective for fiscal years beginning after December 15, 1995, establishes accounting standards for recognizing servicing rights on mortgage loans. The Corporation has historically originated mortgage loans as a normal business activity, selling the mortgages on the secondary market to Federal Home Loan Mortgage Corporation and retaining all mortgage servicing. Mortgage sale income had been recorded on a "net" gain/loss basis. FASB Statement No. 122 requires recognition of servicing "value" as an asset and immediate income as though mortgage servicing has been sold rather than retained. The servicing asset valuation will be amortized over the expected servicing life of the mortgage portfolio. In addition, the mortgage servicing asset must be valued periodically for impairment, based upon review of expected servicing life in relation to current market rates. The implementation of FASB Statement No. 122 results in a greater recognition of income from mortgage origination and sales activity and a corresponding decrease of servicing income over the serviced mortgage portfolio life.

     In June 1996, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 125 - "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement amends and extends to all servicing assets and liabilities the accounting standards for mortgage servicing rights now in FASB Statement No. 65, "Accounting for Certain Mortgage Banking Activities", and supercedes FASB Statement No. 122, "Accounting for Mortgage Servicing Rights". SFAS No. 125 establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on the consistent application of the financial-components approach. This approach requires the recognition of financial assets and servicing assets that are controlled by the reporting entity, the derecognition of financial assets when control is surrendered and the derecognition of liabilities when they are extinguished. Specific criteria are established for determining when control has been surrendered in the transfer of financial assets. Liabilities and derivatives incurred or obtained by transferors in conjunction with the transfer of financial assets are required to be measured at fair value, if practicable. Servicing assets and other retained interests in transferred assets are required to be measured by allocating the previous carrying amount between the assets sold, if any, and the interest that is retained, if any, based on the relative fair values of the assets at the date of the transfer. Servicing assets retained are subsequently subject to amortization and assessment for impairment. As issued, this Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively.

     The FASB was made aware that the volume and variety of certain transactions and the related changes to information systems and accounting processes that are necessary to comply with the requirement of SFAS No. 125 would make it extremely difficult, if not impossible, for some affected enterprises to apply the transfer and collateral provisions of the Statement to those transactions as soon as January 1, 1997. As a result, in December 1996, the FASB issued FASB No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" that defers for one year the effective date of these provisions as well as accounting for transfers and servicing for repurchase agreement, dollar-roll, securities lending and similar transactions. Therefore, this Statement shall be effective for such transfers of financial assets after December 31, 1997.

     Sterling has determined that the adoption of SFAS No. 127 is not expected to have a material effect on the financial position or results of operations of the Corporation.

     In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". This statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings per Share", and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. After the effective date, all prior-period EPS data presented shall be restated to conform with the provisions of this Statement. The adoption of this Statement is not expected to have a material effect on the financial position or results of operations of the Corporation.

     The FASB also issued in February 1997, Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure". This Statement establishes standards for disclosing information about an entity's capital structure. This Statement is effective for financial statements for periods ending after December 15, 1997. The adoption of this Statement is not expected to have a material effect on the financial position or results of operations of the Corporation.

Note 2 - Earnings Per Share

     Earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding which were 6,231,167 and 6,233,727 for 1997 and 1996 respectively. Figures for 1996 were retroactively restated to reflect a 5% stock dividend paid in July 1996.

                 Part I - Financial Information

Sterling Financial Corporation and Subsidiaries

Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

     Total assets at March 31, 1997 amounted to $759,184,625 compared to $723,025,994 at March 31, 1996. This represents an increase of $36,158,631 or 5% over that period of time. Total assets at March 31, 1997 decreased $4,887,606 or .6% over the $764,072,231 reported at December 31, 1996.

     The investment securities portfolio reflects a 5.2% decrease of $9,635,668 during the twelve month period March 31, 1996 to March 31, 1997. Effective January 1, 1994, Sterling adopted SFAS No. 115 - "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 requires that these securities be classified into one of three categories: held-to-maturity, available-for-sale or trading. Specific accounting treatments apply to each of the three categories. Securities held-to-maturity will be reported at amortized cost, trading securities are reported at fair value with unrealized gains and losses included in earnings and available-for-sale will be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. Sterling has segregated its investment securities into two categories: those held-to-maturity and those available-for-sale. During the first three months of 1997, there was an increase in investment securities in the amount of $2,609,301 or 1.5% from the $173,596,890 reported at December 31, 1996. The amount of unrealized gains included in the available-for-sale category at December 31, 1996 was $2,428,180, while at March 31, 1997 and 1996 it was $2,087,455 and $2,460,506 respectively.

     Net loans have grown from $441,500,582 at March 31, 1996 to $484,077,357 at March 31, 1997. This represents an increase of $42,576,775 or 9.6%. Net loans have grown from $466,032,331 to $484,077,357 during the three month period ended March 31, 1997. This represents an increase of 3.9% since December 31, 1996.

     Premises and equipment increased $5,449,372 or 33% from $16,496,058 at March 31, 1996 to $21,945,430 at March 31, 1997. During the first three months of 1997, total premises and equipment decreased $712,238 or 3.1% from $22,657,668 at December 31, 1996. Contributing to the increase in premises and equipment during the period March 1996 to March 1997 was the purchase of a property located at 1097 Commercial Avenue, East Petersburg, PA situated on
12.7 acres with a building containing approximately 123,000 square feet. This building is used to house the Bank's Administrative Service Center, as well as other departments of the Bank. Town & Country, Inc., a wholly owned subsidiary of the Bank, also occupies this building. The purchase price of the property was approximately $5.3 million. The purchase took place on December 4, 1996. The building that previously housed the Administrative Service Center was sold for approximatley $1.2 and settlement took place on February 21, 1997. This contributed to the decrease during the first three months of 1997. The building formerly occupied by Town & Country, Inc. was sold and settlement took place on April 1, 1997.

     Total deposits increased $26,579,611 or 4.3% from $613,215,719 at March 31, 1996 to $639,795,330 at March 31, 1997. During the first three months of 1997, total deposits decreased $7,241,127 from the $647,036,457 reported at December 31, 1996. Noninterest-bearing deposits decreased $1,031,513 from $73,569,403 at March 31, 1996 to $72,537,890 at March 31, 1997. During the
same period, interest-bearing deposits increased $27,611,124 or 5.1%. Noninterest-bearing deposits decreased $9,637,220 during the first three months of 1997 while interest-bearing deposits increased $2,396,093. Historically, the Bank has seen noninterest-bearing deposits increase significantly in December each year. The increase is generally in deposits from business or commercial customers. These same deposits then flow out of the Bank during the first quarter of each year. In December 1996, deposits from business and commercial customers increased nearly $7 million. During the first quarter of 1997, these same deposits decreased nearly $9 million. This was the major contributor to the decrease in deposits during the first three months of 1997.

     Stockholders' equity increased $5,195,241 or 8% from the $65,290,132 reported at March 31, 1996 to $70,485,373 at March 31, 1997. There was an increase of $1,306,056 or 1.9% from the $69,179,317 reported at December 31, 1996. The major contributor to these increases was net income from operations. Net unrealized gain on securities available-for-sale is included in calculating the increases above. However, regulatory authorities have decided to exclude the net unrealized holding gains and losses on available-for-sale securities from the definition of common stockholders' equity for regulatory capital purposes. The capital ratios reflect that exclusion. Total stockholders' equity to total assets at March 31, 1997 was 9.13% compared to 8.87% at March 31, 1996. At December 31, 1996 the ratio was 8.87%.

     Federal regulatory authorities issued risk-based capital guidelines applicable to banks and bank holding companies in an effort to make regulatory capital more responsive to the risk exposure related to various categories of assets and off-balance sheet items. These guidelines require that banking organizations meet a minimum risk-based capital, define the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of capital requirements. The components of total capital are called Tier 1 and Tier 2 Capital. Tier 1 capital is the shareholders' equity and Tier 2 capital is the allowance for loan losses. The risk-based capital ratios are computed by dividing the components of capital by risk-weighted assets. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet items. Regulatory authorities have decided to exclude the net unrealized holding gains and losses on available-for-sale securities from the definition of common stockholders' equity for regulatory capital purposes. However, national banks will continue to deduct unrealized losses on equity securities in their computation of Tier 1 capital.
Therefore, national banks will continue to report the net unrealized holding gains and losses on available-for-sale securities in the reports of condition and income submitted to federal regulators as required by SFAS No. 115 and the financial reports prepared in accordance with generally accepted accounting principles, but will exclude these amounts from calculations of Tier 1 capital. In addition, national banks should use the amortized cost of available-for-sale debt securities (as opposed to fair vale) to determine the average total assets as well as the risk-weighted assets used in the calculations of the leverage and risk-based capital ratios. The ratios below reflect the above definition of common stockholders' equity which included common stock, capital surplus and retained earnings, less net realized holding losses on available-for-sale equity securities with readily determinable fair values. The guidelines require Tier 1 capital of at least 4% and total capital of 8% of risk-weighted assets. The Tier 1 capital ratio was 10.64% and the total risk-based capital ratio was 11.88% at March 31, 1997 while the Tier 1 capital ratio was 10.84% and the total risk-based capital ratio was 12.09% at March 31, 1996.


    The following table reflects the various capital ratios for the periods indicated:

                        March 31, 1997   December 31, 1996    March 31, 1996


      "Statement"
    Equity Capital           9.13%             8.87%               8.87%
    Primary and
     Total Capital          10.05%             9.80%               9.85%

      "Risk-based"
    Tier 1 Capital          10.64%            10.68%              10.84%
    Total Capital           11.88%            11.93%              12.09%



     Changes in the Allowance for Loan Losses for the three months ended March 31, 1997 and 1996 were as follows:

                                              1997                    1996

    Balance at January 1                   $7,800,000              $7,780,000
    Provision for loan losses
     charged to operating expenses            198,100                 159,000
                                           ----------              ----------
                                            7,998,100               7,939,000
                                           ----------              ----------
    Losses charged to allowance               321,260                 104,208
    Recoveries credited to allowance          123,293                  59,129
                                           ----------              ----------
    Net charge-offs                           197,967                  45,079
                                           ----------              ----------
    Balance at March 31,                   $7,800,133              $7,893,921
                                           ==========              ==========

    Allowance as a percent of
     period-end loans                           1.59%                   1.76%


     Although the net charge-offs for the first three months of 1997 were slightly greater than our expectations, management believes that the allowance for loan losses is adequate. Management makes a determination no less frequently than quarterly as to the appropriate provision necessary to maintain an adequate allowance for potential loan losses. The amount of provision made is based upon a variety of factors including a specific allocation by individual credits, loss experience for classified loans using migration analysis, loss experience for homogenous loan pools, levels and trends in delinquency, specific non-accruing and problem loans, evaluation of economic conditions and forecasts and other factors deemed appropriate by management. While there can be no assurance that material amounts of additional loan loss provisions will not be required in the future, management believes that, based upon information presently available, the amount of the allowance for possible loan losses is adequate.







     The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans:

                                           March 31,  December 31,  March 31,
                                             1997        1996         1996
Nonaccrual loans                          $1,359,052  $1,192,881   $1,182,769
Accruing loans, past due 90 days or more  $1,006,359  $  736,891   $  308,115

Non-performing loans to total loans             .48%        .41%         .33%
Allowance for loan losses to
 non-performing loans                         329.8%      404.1%       529.5%

     The general policy has been to cease accruing interest on loans when it is determined that a reasonable doubt exists as to the collectibility of additional interest. Interest income on these loans is only recognized to the extent payments are received. If interest income had been recorded on such loans for the periods indicated, such interest income would have been increased by approximately $32,648 and $25,345 at March 31, 1997 and 1996 respectively, and $116,567 at December 31, 1996. Interest income recorded on the nonaccrual loans in 1997 was $5,005 and 1996 was $5,823. Potential problem loans are loans which are included as performing loans, but for which possible credit problems of the borrower causes management to have doubts as to the ability of such borrower to comply with present repayment terms and which may eventually result in disclosure as a non-performing loan. At March 31,1997, there were no such loans that had to be disclosed as potential problem loans.

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

     The average amount of nonaccruals was $1,322,948 for the first quarter of 1997 and $1,087,052 for the first quarter of 1996, while the average for 1996 was $1,119,305.

     The following table presents information concerning impaired loans for the periods indicated:

                                              March 31, December 31, March 31,
                                                1997       1996        1996
Gross impaired loans which have allowances...$1,359,052 $1,192,881 $1,182,769
  Less: Related allowances for loan loss.....  (203,858)  (178,932)  (351,628)
                                             ---------- ---------- ----------
 Net impaired loans..........................$1,155,194 $1,013,949 $  831,141

     At March 31, 1997, there were no concentrations exceeding 10% of total loans. A concentration is defined as amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly affected by changes in economic or other conditions. There were no foreign loans outstanding at March 31, 1997.

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

Three months ended March 31, 1997 compared to three months ended March 31,
1996

     Net income for the first quarter of 1997 amounted to $2,588,522 compared to $2,435,948 for the first quarter of 1996. This represents an increase of $152,574 or 6.3%. On a per share basis, income was $.42 compared to $.39.

     Return on average assets for the first quarter of 1997 was 1.37% compared to 1.37% for the first quarter of 1996. Return on equity was 15.14% for the first quarter of 1997 compared to 15.02% for the same period in 1996.

     Total interest income increased $598,557 or 4.7% while total interest expense increased $270,894 or 5.0%. Therefore, the interest differential increased $327,663. Loans increased nearly $42 million over the same period in 1996. Increased volumes was the primary reason for the increase of $748,836 in interest and fees on loans. Interest on deposits with banks increased $7,166. Interest on federal funds sold increased $81,512. The daily average of federal funds sold was $10,622,222 in 1997 compared to $4,380,219 in 1996. Income on investment securities decreased $238,957 or 8.5% in 1997. The daily average of investment securities in 1997 was $176,719,031 compared to $188,769,504 in 1996.

      Total interest expense amounted to $5,735,336 reflecting an increase of $270,894 or 5.0% over the $5,464,442 reported in 1996. Interest paid on interest-bearing deposits increased $216,118 or 4.3% in 1997 over the same period in 1996. Increased volumes in interest-bearing deposits generated a major portion of this increase. Interest expense on other interest bearing liabilities increased $54,776 during the same period of time primarily as a result of increased volumes in this category of liabilities.

      The provision for possible loan losses increased $39,100 from a charge of $159,000 in 1996 to $198,100 in 1997. The provision reflects the amount deemed appropriate by management to provide an adequate reserve to meet the present and foreseeable risk characteristics of the loan portfolio.

      Total other operating income increased $230,194 or 9.2%. Income from fiduciary activities increased $77,045 or 26.3%. Service charges on deposit accounts increased $84,665 while other various service charges decreased $114,414. Other operating income increased $342,482. A major contributor to this increase was a gain of $152,000 on the sale of the previously owned Administrative Service Center. Income generated from operating leases also contributed to the increase in other operating income. Mortgage banking income decreased $159,584 as a result of decreased volumes of originations and subsequent sales.

      Total other operating expenses rose $284,095 or 4.4% over the same period last year. Increases of $298,591 in salaries and employee benefits, $175,386 in occupancy and furniture and equipment expense, $19,582 in FDIC insurance and a decrease of $209,464 in other operating expenses constitute the total increase. The increase in salaries and employee benefits was primarily due to increases in staff as well as increases in wages and increased costs of employee benefits. Three new branch offices were opened in the last quarter of 1996. In addition, the Bank purchased a property located at 1097 Commercial Avenue, East Petersburg, PA situated on 12.7 acres with a building containing approximately 123,000 square feet. The building is used to house the Bank's Administrative Service Center, as well as other departments of the Bank. Town & Country, Inc., a wholly owned subsidiary of the Bank, also occupies this building. These additions contributed to the increase in occupancy and furniture and equipment expense. On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 to recapitalize the Savings Association Insurance Fund ("SAIF") administered by the Federal Deposit Insurance Corporation ("FDIC") and to provide for repayment of the FICO (Financial Institution Collateral Obligation) bonds issued by the United States Treasury Department. The FDIC will levy a one-time special assessment on SAIF deposits equal to 65.7 cents per $100 of the SAIF-assessable deposit base as of March 31, 1995. During the years 1997, 1998 and 1999, the Bank Insurance Fund ("BIF") will pay $322 million of FICO debt service, and SAIF will pay $458 million. During 1997, 1998 and 1999, ther average regular annual deposit insurance assessment is estimated to be about 1.29 cents per $100 of deposits for BIF deposits and 6.44 cents per $100 of deposits for SAIF deposits. Individual institution's assessments will continue to vary according to their capital and management ratings. As always, the FDIC will be able to raise the assessments as necessary to maintain the funds at their target capital ratios provided by law. After
1999, BIF and SAIF will share the FICO costs equally. Under current estimates, BIF and Assessments bases would each be assessed at the rate of approximately 2.43 cents per $100 of deposits. The FICO bonds will mature in 2018-2019, ending the interest payment obligation. Based on the above legislation, the Bank experienced an increase in the FDIC assessment in 1997 over 1996.

      Applicable income taxes amounted to $850,578 in 1997 compared to $768,490 in 1996. The increase in taxes is due in part to increases in taxable income.

Three months ended March 31, 1997 compared to three months ended December 31,
1996

     Net income increased $162,571 or 6.7% in the first quarter of 1997 over the fourth quarter of 1996. Net income at March 31, 1997 was $2,588,522 compared to $2,425,951 for the quarter ending December 31, 1996. Net income on a per share basis was $.42 for the first quarter of 1997 compared to $.39 for the last quarter of 1996. Return on average assets for the first quarter of 1997 was 1.37% compared to 1.29% for the last quarter of 1996. Return on equity was 15.14% and 14.40% respectively for March 31, 1997 and December 31, 1996.

     Total interest income decreased $123,988 or .9%. Interest and fees on loans decreased $67,128 while interest on investment securities increased
$83,561.   Interest on other earning assets decreased $140,421.   Earning
assets decreased approximately $2.4 million during the first three months of 1997. The most significant decrease in earning assets was in federal funds sold. Loans, net of unearned income, increased over $18 million the first three months of 1997. Federal funds sold decreased over $23 million while the securities increased over $2.6 million.

     Total interest expense decreased $155,712 or 2.6% during the first quarter of 1997. Total interest-bearing liabilities increased nearly $2.2 million in the first quarter of 1997 over the last quarter of 1996. Interest-bearing deposits increased over $2.4 million during this period of time.

     Net interest income increased $31,724 as a result of a larger decrease in interest expense over the decrease in interest income.

     The loan loss provision for the first quarter of 1997 was $198,100 compared to $268,871 for the last quarter of 1996.

     Total other operating income decreased $181,283 or 6.2% in the first quarter of 1997 over the last quarter of 1996. There was a gain on securities transactions in the last quarter of 1996 in the amount of $148,381, whereas, there were no gains in the first quarter of 1997.

     Total other operating expenses decreased $332,227 or 4.7% over the fourth quarter of 1996. Salaries and employee benefits increased $22,271, occupancy and furniture and equipment expense increased $151,630 and other operating expenses decreased $526,210. The FDIC insurance assessment reflected an increase of $20,082 as a result of new regulation signed into law September 30, 1996.

   Applicable income taxes were $90,868 greater than those recorded for the fourth quarter of 1996.

                      PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.

     As of March 31, 1997, there were no material pending legal proceedings, other than ordinary routine litigation incidental to business, to which the Corporation or its subsidiaries are a party or of which any of their property is the subject.

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

        21. Subsidiaries of the Registrant

        27. Financial Data Schedule

     (b) REPORTS ON FORM 8-K
        A report on Form 8-K dated November 19, 1996 was filed February 5, 1997 pursuant to Item 5 and Item 7 on Form 8-K filing, as Exhibit 99, a copy of the Sterling Financial Corporation 1996 Stock Incentive Plan.

        A report on Form 8-K dated March 19, 1997 was filed March 19, 1997 pursuant to Item 7 on Form 8-K filing, as Exhibit 10a, a copy of the Employment Agreement between The First National Bank of Lancaster County and John E. Stefan, dated as of April 30, 1983 and, as Exhibit 10b, a copy of the Assumption and Modification Agreement between the Registrant, Bank of Lancaster County and John E. Stefan, dated July 14, 1987.


                           Signatures

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Sterling Financial Corporation


Date: May 13, 1997                       By:/s/ John E. Stefan
                                            John E. Stefan
                                            Chairman of the Board, President
                                            and Chief Executive Officer

Date: May 13, 1997                       By:/s/Jere L. Obetz
                                            Jere L. Obetz
                                            Senior Vice President/Treasurer
                                            Chief Financial Officer



                          EXHIBIT 21
                 SUBSIDIARIES OF THE REGISTRANT

     The following are the subsidiaries of Sterling Financial Corporation:


          Subsidiary                State of Incorporation or Organization

  Bank of Lancaster County, N.A. Pennsylvania (National Banking Association) 1 East Main Street
  P.O. Box 0300
  Strasburg, PA  17579


  Town & Country, Inc.  (Wholly owned              Pennsylvania
  Subsidiary of Bank of Lancaster
  County, N.A.)
  1097 Commercial Avenue
  East Petersburg, PA 17520


  Sterling Mortgage Services, Inc.                 Pennsylvania
  101 North Point Boulevar
  Lancaster, PA  17601-4133
  (Presently inactive)