Form 10-Q
period 1997-06-30
STERLING FINANCIAL CORP /PA/
filed 1997-08-12
CIK 811671

FORM 10-Q

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549
(Mark One)
    X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1997

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

Common Stock, $5.00 Par Value-6,215,895 shares outstanding as of July 31, 1997.

           Sterling Financial Corporation and Subsidiaries

                                Index

PART I - FINANCIAL INFORMATION                                        Page

Item 1 - Financial Statements


         Consolidated Balance Sheets
         as of June 30, 1997 (Unaudited), December 31, 1996,
         and June 30, 1996 (Unaudited).                                  3

         Consolidated Statements of Income
         for the Three and Six Months ended June 30, 1997
         and 1996 (Unaudited).                                           4


         Consolidated Statements of Cash Flows
         for the Six Months ended
         June 30, 1997 and 1996 (Unaudited).                             5

         Notes to Consolidated Financial
         Statements (Unaudited).                                         6



Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           9

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                              18

Item 4 - Submission of Matters to a Vote of Security Holders            18

Item 6 - Exhibits and Reports on Form 8-K                               18

Signature Page                                                          20

Subsidiaries of the Registrant                                          21

                    Part I - Financial Information
           Sterling Financial Corporation and Subsidiaries
                     Consolidated Balance Sheets

                                           June 30,    December 31,     June 30,
                                             1997          1996           1996
ASSETS                                   (Unaudited)                  (Unaudited)
Cash and due from banks.................$  30,549,585 $  31,339,470 $  41,006,471
Interest-bearing deposits in other banks.      51,210       643,498        12,540
Federal funds sold.......................  21,450,000    24,150,000          none
Mortgage loans held for sale.............   1,074,305     1,016,100       953,500
Investment Securities::
 Securities held to maturity (market value-
 $87,777,576;$94,778,086;$106,951,123....  87,032,544    94,222,263   107,243,915
 Securities available for sale...........  96,673,639    79,374,627    69,478,755
Loans.................................... 493,616,941   475,017,288   466,262,636
  Less: Unearned Income..................    (744,730)   (1,184,957)   (1,468,262)
        Allowance for loan losses........  (7,979,022)   (7,800,000)   (7,922,353)
                                          -----------   -----------   -----------
Loans, Net............................... 484,893,189   466,032,331   456,872,021
                                          -----------   -----------   -----------
Premises and Equipment...................  22,145,264    22,657,668    16,746,690
Other real estate owned..................     368,345        80,969       181,660
Accrued interest receivable and prepaid
  expenses...............................  13,136,480    11,262,066    13,580,680
Other assets.............................  34,890,795    33,293,239    29,744,595
                                          -----------   -----------   -----------
TOTAL ASSETS............................$ 792,265,356 $ 764,072,231 $ 735,820,827
LIABILITIES                              ============  ============  ============
Deposits:
  Noninterest-bearing...................$  80,969,311 $  82,175,110 $  74,954,531
  Interest-bearing......................  585,396,868   564,861,347   541,959,471
                                         ------------  ------------  ------------
TOTAL DEPOSITS..........................  666,366,179   647,036,457   616,914,002
                                         ------------  ------------  ------------
Interest-bearing demand notes issued to
   U.S. Treasury........................    3,000,000     2,741,397     3,000,000
Other liabilities for borrowed money....   34,351,212    30,433,826    35,493,420
Accrued interest payable and accrued
   expenses.............................   10,112,242     8,704,485     9,320,955
Other liabilities.......................    6,167,624     5,976,749     4,921,747
                                          -----------  ------------  ------------
TOTAL LIABILITIES.......................  719,997,257   694,892,914   669,650,124
STOCKHOLDERS' EQUITY                      -----------  ------------  ------------
Common Stock - (Par Value: $5.00)
  No. Shares authorized: 35,000,000
  No. Shares issued:
     6,237,009; 6,237,009; 5,938,110
  No. Shares outstanding:
     6,205,484; 6,220,078; 5,938,082.....  31,185,045    31,185,045    29,690,550
Reserve for stock dividend payable.......        none          none     7,645,317
Capital Surplus..........................  16,322,245    16,325,040    10,117,165
Retained Earnings........................  23,303,653    20,502,456    17,986,633
Net unrealized gain on securities
  available for sale.....................   2,262,433     1,602,599       731,801
Less: Treasury Stock
  (31,525; 16,931; 28) - at cost.........    (805,277)     (435,823)         (763)
                                          -----------   -----------   -----------
TOTAL STOCKHOLDERS' EQUITY...............  72,268,099    69,179,317    66,170,703
TOTAL LIABILITIES AND STOCKHOLDERS'       -----------   -----------   -----------
  EQUITY................................ $792,265,356  $764,072,231  $735,820,827
                                         ===========    ===========   ===========

See accompanying notes to financial statements

                    Part 1 - Financial Information
           Sterling Financial Corporation and Subsidiaries
            Consolidated Statements of Income (Unaudited)
                                                     Three Months Ended          Six Months Ended
                                                          June 30,                   June 30,
                                                     1997          1996         1997         1996
INTEREST INCOME
 Interest and fees on loans.......................$11,215,796  $10,338,963   $21,883,934  $20,258,265
 Interest on deposits in other banks..............      3,603          596        11,409        1,236
 Interest on federal funds sold...................    122,790        8,847       264,235       68,780
 Interest and dividends on investment securities:
     Taxable......................................  1,794,033    1,888,774     3,577,060    3,896,713
     Tax-exempt...................................    756,444      722,136     1,497,049    1,478,804
     Dividends on stock...........................     57,455       53,787       112,838      107,152
                                                  -----------  -----------   -----------  -----------
TOTAL INTEREST INCOME............................. 13,950,121   13,013,103    27,346,525   25,810,950
                                                  -----------  -----------   -----------  -----------
INTEREST EXPENSE
  Interest on time certificates of deposit of
   $100,000 or more...............................    392,332      215,692       757,071      415,068
  Interest on all other deposits..................  5,109,624    4,862,473     9,954,516    9,656,610
  Interest on demand notes issued to the
    U.S. Treasury....... .........................     32,146       19,444        57,128       42,802
  Interest on federal funds purchased.............      1,178       55,884         1,285       71,863
  Interest on other borrowed money................    637,486      481,762     1,138,102      913,354
                                                  -----------  -----------   -----------  -----------
TOTAL INTEREST EXPENSE............................  6,172,766    5,635,255    11,908,102   11,099,697
                                                  -----------  -----------   -----------  -----------
NET INTEREST INCOME...............................  7,777,355    7,377,848    15,438,423   14,711,253
  Provision for loan losses.......................    453,000      102,000       651,100      261,000
                                                  -----------  -----------   -----------  -----------
NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES....................................  7,324,355    7,275,848    14,787,323   14,450,253
                                                  -----------  -----------   -----------  -----------
OTHER OPERATING INCOME
   Income from fiduciary activities...............    398,732      260,804       768,742      553,769
   Service charges on deposit accounts............    742,660      591,565     1,380,300    1,144,540
   Other service charges, commissions and fees....    387,376      559,419       692,329      978,786
   Mortgage banking income........................    269,514      287,312       508,934      686,316
   Other operating income.........................  1,280,389      851,524     2,467,106    1,695,759
   Gains/(Losses) on securities transactions......    204,957         none       204,957         none
                                                  -----------  -----------   -----------  -----------
TOTAL OTHER OPERATING INCOME.....................   3,283,628    2,550,624     6,022,368    5,059,170
                                                  -----------  -----------   -----------  -----------
 OTHER OPERATING EXPENSES
   Salaries and employee benefits................   4,098,341    3,722,852     8,052,073    7,377,993
   Net occupancy expense.........................     554,920      502,360     1,183,024    1,061,423
   Furniture and equipment expense...............     602,119      510,437     1,191,168      993,141
   FDIC insurance assessment.....................      20,529          500        40,611        1,000
   Other operating expenses......................   1,845,218    1,786,783     3,416,859    3,567,888
                                                  -----------  -----------   -----------  -----------
TOTAL OTHER OPERATING EXPENSES...................   7,121,127    6,522,932    13,883,735   13,001,445
                                                  -----------  -----------   -----------  -----------
   Income before income taxes....................   3,486,856    3,303,540     6,925,956    6,507,978
   Applicable income taxes.......................     910,318      817,538     1,760,896    1,586,028
                                                  -----------  -----------   -----------  -----------
NET INCOME.......................................$  2,576,538 $  2,486,002  $  5,165,060 $  4,921,950
                                                  ===========  ===========   ===========  ===========
Earnings per common share:
 Net Income..................................... $        .41 $        .40  $        .83 $        .79

 Cash dividends declared per common share......  $        .19 $        .18  $        .38 $        .36


See accompanying notes to financial statements



                    Part I - Financial Information
           Sterling Financial Corporation and Subsidiaries
          Consolidated Statements of Cash Flows (Unaudited)
                                                             Six Months Ended
                                                                 June 30,
                                                            1997          1996
Cash Flows from Operating Activities
  Net Income...........................................$   5,165,060  $ 4,921,950
  Adjustments to reconcile net income to net cash
   provided by/(used in) operating activities:
     Depreciation......................................      950,245      787,227
     Accretion and amortization of investment securities     140,508      190,283
     Provision for possible loan and lease losses......      651,100      261,000
     (Gain) loss on sale of investment securities......     (204,957)        none
     (Gain) loss on disposition of property and equipment   (451,397)       2,223
     (Gain) loss on sale of mortgage loans.............     (114,438)    (154,391)
     Proceeds from sales of mortgage loans.............   15,067,118   20,109,925
     Origination of mortgage loans held for sale.......  (15,010,885) (19,947,334)
     Change in operating assets and liabilities:
       (Increase) decrease in accrued interest
        receivable and prepaid expenses................   (1,874,414)  (1,801,681)
       (Increase) decrease in other assets.............   (1,884,932)  (3,135,316)
        Increase (decrease) in accrued interest payable
        and accrued expenses...........................    1,407,757    1,090,343
        Increase (decrease) in other liabilities.......     (149,040)     232,930
                                                         -----------  -----------
  Net cash provided by/(used in) operating activities..    3,691,725    2,557,159
Cash Flows from Investing Activities
 Proceeds from interest-bearing deposits in other banks      857,017      338,224
 Purchase of interest-bearing deposits in other banks..     (264,729)    (326,606)
 Proceeds from sale of investment securities...........      205,400         none
 Proceeds from maturities of investment securities.....   15,645,939   26,071,687
 Purchase of investment securities.....................  (24,896,434) (12,487,442)
 Federal funds sold, net...............................    2,700,000    9,350,000
 Net loans and leases made to customers................  (19,511,958) (38,600,841)
 Purchases of premises and equipment...................   (1,764,089)  (1,103,374)
 Proceeds from sale of premises and equipment..........    1,777,645       16,852
                                                        ------------  -----------
  Net cash provided by/(used in) investing activities..  (25,251,209) (16,741,500)
Cash Flows from Financing Activities
 Net increase (decrease) in demand deposits,
  NOW and savings accounts.............................   (1,052,522) (24,940,160)
 Net increase (decrease) in time deposits..............   20,382,244   31,749,385
 Federal funds purchased, net..........................         none         none
 Net increase (decrease) in interest-bearing demand
  notes issued to the U.S. Treasury....................      258,603      766,120
 Proceeds from borrowings..............................   25,774,300   44,150,000
 Repayments of borrowings..............................  (21,856,914) (30,180,178)
 Proceeds from issuance of common stock................         none      161,364
 Cash dividends paid...................................   (2,363,863)  (2,137,719)
 Acquisition of treasury stock.........................   (1,261,472)     (99,735)
 Proceeds from issuance of treasury stock..............      889,223      307,465
                                                        ------------  -----------
   Net cash provided by/(used in) financing activities.   20,769,599   19,776,542
  Increase (decrease) in cash and due from banks.......     (789,885)   5,592,201
Cash and due from banks::
 Beginning.............................................   31,339,470   35,414,270
                                                        ------------  -----------
 Ending................................................$  30,549,585 $ 41,006,471
                                                        ============  ===========
Supplemental Disclosure of Cash Flow Information:
Cash payments for:
  Interest paid to depositors and on borrowed money....$  11,878,956 $ 11,169,326
  Income taxes.........................................    1,750,000    1,555,000

Supplemental Schedule of Noncash Investing
 and Financing Activities
Other Real Estate acquired in settlement of loans......      342,110      118,910

See accompanying notes to financial notes to accompanying statements


                  Part I - Financial Information

Sterling Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements of Sterling Financial Corporation ("Sterling") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

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

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. Sterling has not completed the analysis required to estimate the impact of this statement.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement supercedes FASB No. 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers. It amends FASB Statement No. 94, "Consolidation of All Majority-Owned Subsidiaries", to remove the special disclosure requirements for previously unconsolidated subsidiaries. The Statement is effective for fiscal years beginning after December 15, 1997. Sterling has not completed the analysis required to estimate the impact of this statement.

Note 2 - Earnings Per Share

Earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding which were 6,226,004 and 6,233,899 for 1997 and 1996 respectively. Figures for 1996 were retroactively restated to reflect a 5% stock dividend paid in July 1996.

                  Part I - Financial Information

Sterling Financial Corporation and Subsidiaries

Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition


     Total assets at June 30, 1997 amounted to $792,265,356 which represents an increase of 7.7% over the $735,820,827 reported at June 30, 1996. Total assets at June 30, 1997 increased $28,193,125 or 3.7% over the $764,072,231 reported at December 31, 1996.

     The investment securities portfolio reflects a 4% increase or $6,983,513 during the twelve month period June 30, 1996 to June 30, 1997. Effective January 1, 1994, Sterling adopted Statement of Financial Accounting Standard No. 115 - "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 requires that these securities be classified into one of three categories: held-to-maturity, available-for-sale or trading. Specific accounting treatments apply to each of the three categories. Securities held-to -maturity will be reported at amortized cost, trading securities are reported at fair value with unrealized gains and losses included in earnings and available-for-sale will be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. Sterling has segregated its investment securities into two categories: those held-to-maturity and those available-for-sale. During the first six months of 1997, there was an increase in investment securities in the amount of $10,109,293 or 5.8% from the $173,596,890 reported at December 31, 1996. The amount of unrealized gains included in the available-for-sale category at December 31,1996 was $2,428,180, while at June 30, 1997 and 1996, it was $3,427,929 and $1,105,364 respectively.

     Net loans have grown from $466,032,331 to $484,893,189 during the six month period ended June 30, 1997. This represents an increase of 4.1% since December 31, 1996. Net loans increased from $456,872,021 at June 30, 1996 to $484,893,189 at June 30, 1997. This represents an increase of $28,021,168 or 6.1%.

     Premises and equipment increased $5,398,574 or 32.2% from $16,746,690 at June 30, 1996 to $22,145,264 at June 30, 1997. During the first six months of 1997, total premises and equipment decreased $512,404 or 2.3% from $22,657,668 at December 31, 1996. Contributing to the increase in premises and equipment during the period June 1996 to June 1997, was the purchase of a property located at 1097 Commercial Avenue, East Petersburg, PA situated on 12.7 acres with a building containing approximately 123,000 square feet. This building is used to house the Bank's Administrative Service Center, as well as other departments of the Bank. Town & Country, Inc., a wholly owned subsidiary of the Bank, also occupies this building. The purchase price of the property was approximately $5.3 million. The purchase took place on December 4, 1996. The building that previously housed the Administrative Service Center was sold for approximately $1.2 million and settlement took place on February 21, 1997. The building formerly occupied by Town & Country, Inc. was sold for approximately $426,000 and settlement took place on April 1, 1997. These two transactions contributed to the decrease during the first six months of 1997.

     Total deposits increased $49,452,177 or 8% from $616,914,002 at June 30, 1996 to $666,366,179 at June 30, 1997. During the first six months of 1997, total deposits increased $19,329,722 or 3% from the $647,036,457 reported at December 31, 1996. Noninterest-bearing deposits increased $6,014,780 or 8% from $74,954,531 at June 30, 1996 to $80,969,311 at June 30, 1997. During the same period, interest-bearing deposits increased $43,437,397 or 8%. Noninterest-bearing deposits decreased $1,205,799 or 1.5% during the first six months of 1997 while interest-bearing deposits increased $20,535,521 or 3.6%. Historically, the Bank has seen noninterest-bearing deposits increase significantly in December each year. The increase is generally in deposits from business or commercial customers. These same deposits then flow out of the Bank during the first quarter of each year. In December 1996, deposits from business and commercial customers increased nearly $7 million. During the first quarter of 1997, these same deposits decreased nearly $9 million. This was the major contributor to the decrease in noninterest-bearing deposits during the first six months of 1997.


     Stockholders' equity increased $6,097,396 or 9.2% from the $66,170,703 reported at June 30, 1996 to $72,268,099 at June 30, 1997. There was an increase of $3,088,782 or 4.5% from the $69,179,317 reported at December 31, 1996. The major contributor to these increases was net income from operations. Net unrealized gain on securities available-for-sale is included in calculating the increases above. However, regulatory authorities have decided to exclude the net unrealized holding gains and losses on available-for-sale securities from the definition of common stockholders' equity for regulatory capital purposes. The capital ratios reflect that exclusion. Total stockholders' equity to total assets at the end of June 30, 1997 was 8.87% compared to 8.91% for the same period 1996. At December 31, 1996 the ratio was 8.87%.


     Federal regulatory authorities issued risk-based capital guidelines applicable to banks and bank holding companies in an effort to make regulatory capital more responsive to the risk exposure related to various categories of assets and off-balance sheet items. These guidelines require that banking organizations meet a minimum risk-based capital, define the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of capital requirements. The components of total capital are called Tier 1 and Tier 2 Capital. Tier 1 capital is the shareholders' equity and Tier 2 capital is the allowance for loan losses. The risk-based capital ratios are computed by dividing the components of capital by risk-weighted assets. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet items. Regulatory authorities have decided to exclude the net unrealized holding gains and losses on available-for-sale securities from the definition of common stockholders' equity for regulatory capital purposes. However, national banks will continue to deduct unrealized losses on equity securities in their computation of Tier 1 capital. Therefore, national banks will continue to report the net unrealized holding gains and losses on available-for-sale securities in the reports of condition and income submitted to federal regulators as required by SFAS No. 115 and the financial reports prepared in accordance with generally accepted accounting principles, but will exclude these amounts from calculations of Tier 1 capital. In addition, national banks should use the amortized cost of available-for-sale debt securities (as opposed to fair value) to determine the average total assets as well as the risk-weighted assets used in the calculations of the leverage and risk-based capital ratios. The ratios below reflect the above definition of common stockholders' equity which included common stock, capital surplus and retained earnings, less net realized holding losses on available-for-sale equity securities with readily determinable fair values. The guidelines require Tier 1 capital of at least 4% and total capital of 8% of risk-weighted assets. The Tier 1 capital ratio was 10.57% and the total risk-based capital ratio was 11.81% at June 30, 1997 while the Tier 1 capital ratio was 11.45% and the total risk-based capital ratio was 12.70% at June 30, 1996.


     The following table reflects the various capital ratios for the periods indicated:

                              June 30, 1997   December 31, 1996    June 30, 1996

      "Statement"
    Equity Capital                8.87%              8.87%              8.91%

    Primary and
     Total Capital                9.79%              9.80%              9.88%


      "Risk-based"
    Tier 1 Capital               10.57%             10.68%             11.45%

    Total Capital                11.81%             11.93%             12.70%


     Changes in the Allowance for Loan Losses for the six months ended June 30, 1997 and 1996 were as follows:

                                                1997                  1996

      Balance at January 1                  $ 7,800,000           $ 7,780,000
      Provision for loan losses
        charged to operating expenses           651,100               261,000

                                            $ 8,451,100           $ 8,041,000

      Losses charged to allowance               660,886               216,034
      Recoveries credited to allowance          188,808                97,387

      Net charge-offs                           472,078               118,647

      Balance at June 30,                   $ 7,979,022           $ 7,922,353
                                            ===========           ===========

      Allowance as a percent of
        period-end loans                          1.62%                 1.70%

    Although the net charge-offs for the first six months of 1997 were slightly greater than expectations, management believes that the allowance for loan losses is adequate. Management makes a determination no less frequently than quarterly as to the appropriate provision necessary to maintain an adequate allowance for potential loan losses. The amount of provision made is based upon a variety of factors including a specific allocation by individual credits, loss experience for classified loans using migration analysis, loss experience for homogenous loan pools, levels and trends in delinquency, specific non-accruing and problem loans, evaluation of economic conditions and forecasts and other factors deemed appropriate by management. While there can be no assurance that material amounts of additional loan loss provisions will not be required in the future, management believes that, based upon information presently available, the amount of the allowance for possible loan losses is adequate.

     The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans:

                          June 30,        December 31,              June 30,
                            1997              1996                    1996
Nonaccrual loans         $1,911,820       $1,192,881              $1,098,339
Accruing loans, past
 due 90 days or more     $  669,820        $ 736,891              $  315,832

Non-performing loans
 to total loans                .52%              .41%                    .30%
Allowance for loan losses
 to non-performing loans     309.1%            404.1%                  560.2%

     The general policy has been to cease accruing interest on loans when it is determined that a reasonable doubt exists as to the collectibility of additional interest. Interest income on these loans is only recognized to the extent payments are received. If interest income had been recorded on such loans for the periods indicated, such interest income would have been increased by approximately $82,290 and $53,501 at June 30, 1997 and 1996 respectively, and $116,567 at December 31, 1996. Interest income recorded on the nonaccrual loans in 1997 was $10,010 and 1996 was $15,924. Potential problem loans are loans which are included as performing loans, but for which possible credit problems of the borrower causes management to have doubts as to the ability of such borrower to comply with present repayment terms and which may eventually result in disclosure as a non-performing loan. At June 30,1997, there were no such loans that had to be disclosed as potential problem loans.

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

     The average amount of nonaccruals was $1,630,989 for the second quarter of 1997 and $1,131,563 for the second quarter of 1996, while the average for the
year 1996 was $1,119,305.                .
     The following table presents information concerning impaired loans for the periods indicated:

                                              June 30,   December 31, June 30,
                                                1997        1996        1996
                                               ------      ------      ------
 Gross impaired loans which have allowances..$1,911,820  $1,192,881  $1,098,339
 Less: Related allowances for loan losses....  (287,043)   (178,932)   (164,752)
                                             ----------  ----------  ----------
   Net impaired loans........................$1,624,777  $1,013,949  $  933,587
                                             ==========  ==========  ==========

     At June 30, 1997, there were no concentrations exceeding 10% of total loans. A concentration is defined as amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly affected by changes in economic or other conditions. There were no foreign loans outstanding at June 30, 1997.

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

Three months ended June 30, 1997 compared to three months ended June 30, 1996

     Net income for the second quarter of 1997 amounted to $2,576,538 compared to $2,486,002 for the second quarter of 1996. This represents an increase of $90,536 or 3.6%. On a per share basis, income was $.41 compared to $.40.

     Total interest income increased $937,018 or 7.2% while total interest expense increased $537,511 or 9.5%. Increased volumes in loans generated an increase in interest and fees of $876,833 or 8.5% over 1996. Interest on deposits with banks increased $3,007, while interest on federal funds sold increased $113,943. Income on investment securities decreased $56,765 or 2.1% in 1997 as a result of a decrease in average volumes of various investment securities.

      Total interest expense amounted to $6,172,766 compared to $5,635,255.
This represents an increase of $537,511 or 9.5%. Interest paid on time certificates of deposit of $100,000 or more increased $176,640 or 81.9% in 1997 over the same period in 1996, while interest paid on all other deposits increased $247,151 or 5.1%. Interest expense on other interest bearing liabilities increased $113,720 during the same period of time. Increased volumes in deposits, as well as liabilities for borrowed money, was the primary reason for the increase in interest expenses.

      The provision for possible loan losses increased $351,000 from a charge of $102,000 in 1996 to $453,000 in 1997. The provision reflects the amount deemed appropriate by management to provide an adequate reserve to meet the present and foreseeable risk characteristics of the loan portfolio.

      Total other operating income increased $733,004 or 28.7%. Income from fiduciary activities increased $137,928. Service charges on deposit accounts increased $151,095 while other various service charges decreased $172,043. Other operating income increased $428,865 and mortgage banking income decreased $17,798. A major contributor to the increase in other operating income was a gain of $267,000 on the sale of the building that had been occupied by Town & Country. Gains on securities transactions amounted to $204,957 in 1997 while there were none in 1996.

     Total other operating expenses rose $598,195 or 9.2% over the same period last year. Increases of $375,489 in salaries and employee benefits, $58,435 in other operating expenses, $144,242 in occupancy and furniture and equipment expense and $20,029 in FDIC insurance constitute the total increase. The increase in salaries and employee benefits was primarily due to increases in staff as well as increases in wages and increased costs of employee benefits. Three new branch offices were opened in the last quarter of 1996. In addition, the Bank purchased a property located at 1097 Commercial Avenue, East Petersburg, PA which will be used by the Bank's Administrative Service Center and Town & Country, Inc., a wholly owned subsidiary of the Bank. These additions contributed to the increase in occupancy and furniture and equipment expense. On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 which had an impact on the FDIC assessment of the Bank.

      Applicable income taxes increased $92,780 due in part to increased taxable income. The effective tax rate was 26.1% for the second quarter of 1997 compared to 24.8% for 1996.

Six months ended June 30, 1997 compared to six months ended June 30, 1996

     Net income increased from $4,921,950 in June 30, 1996 to $5,165,060 in June 30, 1997. This represents an increase of $243,110 or 4.9%. Net income on a per share basis was $.83 for six months ended June 30, 1997 compared to $.79 for the same period 1996. Sterling's return on average assets was 1.35% for 1997 compared to 1.37% for 1996. Return on average stockholders' equity was 14.95% and 15.43% respectively for 1997 and 1996.

     Total interest income increased $1,535,575 or 5.9%. Earning assets increased $55,947,293 or 8.7% during this time. Loans increased approximately $27 million or 5.9%, while securities increased nearly $7 million or 4% over the same period last year. Federal funds sold amounted to $21 million at June 30, 1997 compared to none at June 30, 1996. Increased volumes generated the increase in interest income. Interest and fees on loans increased $1,625,669. Interest on deposits with banks increased $10,173 while interest on federal funds sold increased $195,455. Interest on investment securities decreased $295,722. The daily average balance on time deposits with banks was $402,071 in 1997 compared to $41,592 in 1996. During this time the daily average balance of federal funds sold increased from $2,523,351 in 1996 to $9,709,392 in 1997. The daily average balance of investment securities was $177,427,108 at June 30, 1997 and $184,475,536 at June 30, 1996.

     Total interest expense amounted to $11,908,102 reflecting an increase of $808,405 or 7.3% from the $11,099,697 reported in 1996. Interest-bearing deposits increased 8%. Increased volumes in deposits generated a major portion of the increase in interest expense of $639,909 or 6.4%. Interest paid on other interest-bearing liabilities increased $168,496 primarily as a result of increased average borrowings during this period of time.

     The provision for possible loan loss increased $390,100 in 1997 over 1996. The provision for loan losses is based upon the monthly review of the loan portfolio and reflects the amount deemed appropriate by management to provide an adequate reserve to meet the present and foreseeable risk characteristics of the loan portfolio.

     Total other operating income increased $963,198 or 19% during the first six months of 1997 over the same period in 1996. Income from fiduciary activities increased $214,973 or 38.8%. Service charges on deposit accounts increased $235,760 while other various service charges decreased $286,457. Mortgage banking income decreased $177,382 as a result of decreased volumes of originations and subsequent sales. Other operating income increased $771,347.
A major contributor to this increase was a gain of $419,000 on the sale of the previously owned Administrative Service Center and the building occupied by Town & Country. Income generated from operating leases also contributed to the increase in other operating income. Gains on securities transactions amounted to $204,957 in 1997 while there were none in 1996.

     Total other operating expenses rose $882,290 or 6.8% over the same period last year. Increases of $674,080 in salaries and employee benefits, $319,628 in occupancy and furniture and equipment expense, $39,611 in FDIC insurance and a decrease of $151,029 in other operating expenses constitute the total increase. The increase in salaries and employee benefits was primarily due to increases in staff as well as increases in wages and increased costs of employee benefits. Three new branch offices were opened in the last quarter of 1996. In addition, the Bank purchased property located at 1097 Commercial Avenue, East Petersburg, PA situated on 12.7 acres with a building containing approximately 123,000 square feet. The building is used to house the Bank's Administrative Service Center, as well as other departments of the Bank. Town & Country, Inc., a wholly owned subsidiary of the Bank, also occupies this building. These additions contributed to the increase in occupancy and furniture and equipment expense. On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 to recapitalize the Savings Association Insurance Fund ("SAIF") administered by the Federal Deposit Insurance Corporation ("FDIC") and to provide for repayment of the FICO (Financial Institution Collateral Obligation) bonds issued by the United States Treasury Department. The FDIC will levy a one-time special assessment on SAIF deposits equal to 65.7 cents per $100 of the SAIF-assessable deposit base as of March 31, 1995. During the years 1997, 1998 and 1999, the Bank Insurance Fund ("BIF") will pay $322 million of FICO debt service, and SAIF will pay $458 million. During 1997, 1998 and 1999, the average regular annual deposit insurance assessment is estimated to be about
1.29 cents per $100 of deposits for BIF deposits and 6.44 cents per $100 of deposits for SAIF deposits. Individual institution's assessments will continue to vary according to their capital and management ratings. As always, the FDIC will be able to raise the assessments as necessary to maintain the funds at their target capital ratios provided by law. After 1999, BIF and SAIF will share the FICO costs equally. Under current estimates, BIF and SAIF Assessment bases would each be assessed at the rate of approximately 2.43 cents per $100 of deposits. The FICO bonds will mature in 2018-2019, ending the interest payment obligation. Based on the above legislation, the Bank experienced an increase in the FDIC assessment in 1997 over 1996.

     Applicable income taxes amounted to $1,760,896 in 1997 compared to $1,586,028 in 1996. The increase in taxes is due in part to increases in taxable income. The effective tax rate was 25.4% and 24.4% respectively for 1996 and 1995.


Three Months ended June 30, 1997 compared to three months ended March 31, 1997

     Net income decreased $11,984 or .5% in the second quarter of 1997 over the first quarter of 1997. Net income for the three months ended June 30, 1997 was $2,576,538 compared to $2,588,522 for the three months ended March 31, 1997. Net income on a per share basis was $.41 for the second quarter of 1997, compared to $.42 for the first quarter of 1997. Return on average assets was 1.33% for the second quarter of 1997 compared to 1.37% for the first quarter of 1997.

     Total interest income increased $553,717 or 4.1% while total interest expense increased $437,430 or 7.6%. This resulted in an increase in net interest income of $116,287. Earning assets increased $28,140,218 or 4.2% while interest-bearing liabilities increased $22,551,382 or 3.8%. Both interest income and interest expense increased due mainly to these increased volumes. However, there was a moderate increase on rates paid on interest-bearing deposits.

     The loan loss provision increased $254,900 over the first quarter of 1997.

     Total other operating income increased $544,888 or 19.9% over the first quarter. All categories of other operating income reflect increases over the first quarter. Increases of $28,722 in fiduciary activities, $105,020 in service charges on deposit accounts, $82,423 in other service charges, $30,094 in mortgage banking income, $93,672 in other operating income and a gain of $204,957 on securities transactions represents the total increase in other operating income.

     Total other operating expenses increased $358,519 or 5.3% over the first quarter. There was an increase of $144,609 in salaries and employee benefits, $13,070 in furniture and equipment expenses, $447 in FDIC insurance and $273,577 in other operating expenses. Net occupancy expense decreased $73,184 as a result of a decrease in utilities expense and an increase in rental income. Contributing to the increase in other operating expenses were increases in education and training expense, telephone expense and marketing expense.

     Applicable income taxes increased $59,740 over the first quarter as a result of an increase in taxable income as well as a decrease in tax credits.
                   PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.

     As of June 30, 1997, there were no material pending legal proceedings, other than ordinary routine litigation incidental to business, to which the Corporation or its subsidiaries are a party or of which any of their property is the subject.

Item 4 - Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders of Sterling Financial Corporation was held on April 29, 1997. The following individuals were elected to Sterling's Board of Directors to hold office for the term specified:

                             For a Term of Three Years

               Nominee                  In Favor                 Withheld
    Robert H. Caldwell              4,606,649                   17,696
    J. Robert Hess                  4,607,988                   16,357
    J. Roger Moyer, Jr.             4,609,539                   14,806


     There are seven continuing directors whose terms of office will expire at the 1998 or 1999 Annual Meeting. They are as follows:


               Richard H. Albright, Jr.       E. Glenn Nauman
                    Howard E. Groff, Jr.           John E. Stefan
               Joan R. Henderson              Glenn R. Walz
               Calvin G. High

     The results of the voting on the following additional items were as follows:

          Proposal to approve and ratify the adoption of the Sterling Financial Corporation 1996 Stock Incentive Plan.

                Votes For          Votes Against        Abstentions
               4,226,314             118,965              93,908

          Proposal to ratify the selection of Trout, Ebersole & Groff as the Corporation's independent certified public accountants for the year ending December 31, 1997.

               Votes For          Votes Against        Abstentions
               4,594,076                      8,270                    21,998

Item 6 - Exhibits and Reports on Form 8-K

     (a) EXHIBITS

               21. Subsidiaries of the Registrant
               27. Financial Data Schedule

     (b) REPORTS ON FORM 8-K - A report on Form 8-K dated June 3, 1997 was filed June 12, 1997 pursuant to Item 5 and Item 7 on Form 8-K filing, as Exhibit 99, a copy of a Sterling Financial Corporation press release announcing a plan to repurchase up to 140,000 shares of the Registrant's outstanding common stock.

                            Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Sterling Financial Corporation


Date: August 12, 1997                 By: /s/John E. Stefan
                                         John E. Stefan
                                         Chairman of the Board, President
                                         and Chief Executive Officer

Date: August 12, 1997                 By: /s/Jere L. Obetz

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