Form 10-Q
period 1997-09-30
STERLING FINANCIAL CORP /PA/
filed 1997-11-13
CIK 811671

FORM 10-Q

      UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C.  20549
(Mark One)
    X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1997

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

Common Stock, $5.00 Par Value-6,159,773 shares outstanding as of October
31, 1997.
           Sterling Financial Corporation and Subsidiaries

                                Index

PART I - FINANCIAL INFORMATION                                        Page

Item 1 - Financial Statements


         Consolidated Balance Sheets
         as of September 30, 1997 (Unaudited), December 31, 1996,
         and September 30, 1996 (Unaudited).                            3

         Consolidated Statements of Income
         for the Three and Nine Months ended September 30, 1997
         and 1996 (Unaudited).                                          4


         Consolidated Statements of Cash Flows
         for the Nine Months ended
         September 30, 1997 and 1996 (Unaudited).                       5

         Notes to Consolidated Financial
         Statements (Unaudited).                                        6



Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          9

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                             18

Item 6 - Exhibits and Reports on Form 8-K                              18

Signature Page                                                         19

Subsidiaries of the Registrant                                         20









                  Part I - Financial Information
         Sterling Financial Corporation and Subsidiaries
                   Consolidated Balance Sheets
                                         September 30, December 31, September 30,
                                             1997          1996         1996
ASSETS                                    (Unaudited)                (Unaudited)
Cash and due from banks.................$  34,741,136 $ 31,339,470 $  39,154,460
Interest-bearing deposits in other banks.       6,768      643,498        37,910
Federal funds sold.......................   4,000,000   24,150,000     5,400,000
Mortgage loans held for sale.............     996,700    1,016,100       510,208
Investment Securities::
 Securities held to maturity (market value-
  $90,065,675;$94,778,086;$100,050,810)..  88,976,007   94,222,263    99,982,164
 Securities available for sale........... 112,044,911   79,374,627    69,689,993
Loans.................................... 507,432,604  475,017,288   483,724,218
  Less: Unearned Income..................    (574,445)  (1,184,957)   (1,446,024)
        Allowance for loan losses........  (8,020,970)  (7,800,000)   (7,846,113)
                                          -----------  -----------   -----------
Loans, Net............................... 498,837,189  466,032,331   474,432,081
                                          -----------  -----------   -----------
Premises and Equipment...................  22,168,252   22,657,668    16,774,843
Other real estate owned..................     179,780       80,969        98,735
Accrued interest receivable and prepaid
  expenses...............................  11,959,023   11,262,066    10,973,363
Other assets.............................  35,875,668   33,293,239    31,219,648
                                          -----------  -----------   -----------
TOTAL ASSETS............................$ 809,785,434 $764,072,231 $ 748,273,405
LIABILITIES                              ============ ============  ============
Deposits:
  Noninterest-bearing...................$  76,652,517 $ 82,175,110 $  77,245,650
  Interest-bearing......................  607,770,554  564,861,347   557,030,783
                                         ------------ ------------  ------------
TOTAL DEPOSITS..........................  684,423,071  647,036,457   634,276,433
                                         ------------ ------------  ------------
Interest-bearing demand notes issued to
   U.S. Treasury........................    3,000,000    2,741,397     3,000,000
Other liabilities for borrowed money....   31,415,138   30,433,826    28,897,673
Accrued interest payable and accrued
   expenses.............................    9,391,097    8,704,485     8,069,981
Other liabilities.......................    8,420,702    5,976,749     6,352,338
                                         ------------ ------------  ------------
TOTAL LIABILITIES.......................  736,650,008  694,892,914   680,596,425
STOCKHOLDERS' EQUITY                     ------------ ------------  ------------
Common Stock - (Par Value: $5.00)
  No. Shares authorized: 35,000,000
  No. Shares issued:
     6,237,009; 6,237,009; 6,236,743
  No. Shares outstanding:
     6,166,745; 6,220,078; 6,236,308.....  31,185,045   31,185,045    31,183,715
Capital Surplus..........................  16,321,050   16,325,040    16,319,484
Retained Earnings........................  24,470,953   20,502,456    19,261,538
Net unrealized gain on securities
  available for sale.....................   2,966,459    1,602,599       923,934
Less: Treasury Stock
  (70,264; 16,931; 435) - at cost........  (1,808,081)    (435,823)      (11,691)
                                         ------------  -----------   -----------
TOTAL STOCKHOLDERS' EQUITY...............  73,135,426   69,179,317    67,676,980
TOTAL LIABILITIES AND STOCKHOLDERS'      ------------  -----------   -----------
  EQUITY.................................$809,785,434 $764,072,231  $748,273,405
                                         ============  ===========   ===========
See accompanying notes to financial statements

                      Part 1 - Financial Information
             Sterling Financial Corporation and Subsidiaries
              Consolidated Statements of Income (Unaudited)
                                                     Three Months Ended         Nine Months Ended
                                                        September 30,             September 30,
                                                      1997         1996          1997         1996
INTEREST INCOME
 Interest and fees on loans......................$ 11,345,875 $ 10,617,572  $ 33,229,809 $ 30,875,837
 Interest on deposits in other banks..............        745          747        12,154        1,983
 Interest on federal funds sold...................    226,022       43,363       490,257      112,143
 Interest and dividends on investment securities:
     Taxable......................................  2,005,531    1,800,991     5,582,591    5,697,704
     Tax-exempt...................................    798,649      709,567     2,295,698    2,188,371
     Dividends on stock...........................     56,932       54,607       169,770      161,759
                                                  -----------  -----------   -----------  -----------
TOTAL INTEREST INCOME............................. 14,433,754   13,226,847    41,780,279   39,037,797
                                                  -----------  -----------   -----------  -----------
INTEREST EXPENSE
  Interest on time certificates of deposit of
   $100,000 or more...............................    461,139      226,989     1,218,210      642,057
  Interest on all other deposits..................  5,503,173    5,078,122    15,457,689   14,734,732
  Interest on demand notes issued to the
    U.S. Treasury....... .........................     28,868       26,209        85,996       69,011
  Interest on federal funds purchased.............       none       16,843         1,285       88,706
  Interest on other borrowed money................    580,805      484,233     1,718,907    1,397,587
                                                  -----------  -----------   -----------  -----------
TOTAL INTEREST EXPENSE............................  6,573,985    5,832,396    18,482,087   16,932,093
                                                  -----------  -----------   -----------  -----------
NET INTEREST INCOME...............................  7,859,769    7,394,451    23,298,192   22,105,704
  Provision for loan losses.......................    335,000       50,000       986,100      311,000
                                                  -----------  -----------   -----------  -----------
NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES....................................  7,524,769    7,344,451    22,312,092   21,794,704
                                                  -----------  -----------   -----------  -----------
OTHER OPERATING INCOME
   Income from fiduciary activities...............    379,646      293,428     1,148,388      847,197
   Service charges on deposit accounts............    781,546      655,187     2,161,846    1,799,727
   Other service charges, commissions and fees....    391,160      536,697     1,083,489    1,515,483
   Mortgage banking income........................    368,394      237,804       877,328      924,120
   Other operating income.........................  1,025,359      859,386     3,492,465    2,555,145
   Gains (Losses) on securities transactions......      3,500        9,992       208,457        9,992
                                                  -----------  -----------   -----------  -----------
TOTAL OTHER OPERATING INCOME.....................   2,949,605    2,592,494     8,971,973    7,651,664
                                                  -----------  -----------   -----------  -----------
 OTHER OPERATING EXPENSES
   Salaries and employee benefits................   4,242,203    3,717,314    12,294,276   11,095,307
   Net occupancy expense.........................     546,414      516,794     1,729,438    1,578,217
   Furniture and equipment expense...............     627,933      516,052     1,819,101    1,509,193
   FDIC insurance assessment.....................      19,726          500        60,337        1,500
   Other operating expenses......................   1,495,873    1,921,534     4,912,732    5,489,422
                                                  -----------  -----------   -----------  -----------
TOTAL OTHER OPERATING EXPENSES...................   6,932,149    6,672,194    20,815,884   19,673,639
                                                  -----------  -----------   -----------  -----------
   Income before income taxes....................   3,542,225    3,264,751    10,468,181    9,772,729
   Applicable income taxes.......................     892,917      801,731     2,653,813    2,387,759
                                                  -----------  -----------   -----------  -----------
NET INCOME.......................................$  2,649,308 $  2,463,020  $  7,814,368 $  7,384,970
                                                  ===========  ===========   ===========  ===========
Earnings per common share:
 Net Income..................................... $        .43 $        .39  $       1.26 $       1.18

 Cash dividends declared per common share......  $        .24 $        .19  $        .62 $        .55


See accompanying notes to financial statements



                    Part I - Financial Information
           Sterling Financial Corporation and Subsidiaries
          Consolidated Statements of Cash Flows (Unaudited)
                                                                  Nine Months Ended
                                                                     September 30,
                                                                  1997          1996
Cash Flows from Operating Activities
  Net Income.................................................$   7,814,368  $ 7,384,970
  Adjustments to reconcile net income to net cash
   provided by/(used in) operating activities:
     Depreciation............................................    1,447,607    1,203,538
     Accretion and amortization of investment securities.....      199,207      281,690
     Provision for possible loan and lease losses............      986,100      311,000
     (Gain) loss on disposition of property and equipment....     (454,689)       3,272
     (Gain) loss on sales of securities......................     (208,457)      (9,992)
     (Gain) loss on sale of mortgage loans...................     (211,271)    (202,786)
     Proceeds from sales of mortgage loans...................   26,318,981   26,417,018
     Origination of mortgage loans held for sale.............  (26,088,310) (25,762,740)
     Change in operating assets and liabilities:
       (Increase) decrease in accrued interest
        receivable and prepaid expenses......................     (696,957)     805,636
       (Increase) decrease in other assets...................   (2,681,240)  (4,527,444)
        Increase (decrease) in accrued interest payable
        and accrued expenses.................................      686,612    (160,631)
        Increase (decrease) in other liabilities.............    1,741,358    1,564,544
                                                               -----------   ----------
  Net cash provided by/(used in) operating activities........    8,853,309    7,308,075
Cash Flows from Investing Activities
 Proceeds from interest-bearing deposits in other banks......      938,508      994,357
 Purchase of interest-bearing deposits in other banks........     (301,778)  (1,008,109)
 Proceeds from sales of securities available for sale........      214,000      521,250
 Proceeds from maturities of investment securities...........   25,496,610   36,327,168
 Purchase of investment securities...........................  (51,058,933) (16,003,965)
 Federal funds sold, net.....................................   20,150,000    3,950,000
 Net loans and leases made to customers......................  (33,790,958) (56,210,901)
 Purchases of premises and equipment.........................   (2,286,621)  (1,557,889)
 Proceeds from sale of premises and equipment................    1,783,119       25,854
                                                              ------------  -----------
  Net cash provided by/(used in) investing activities........  (38,856,053) (32,962,235)
Cash Flows from Financing Activities
 Net increase (decrease) in demand deposits,
  NOW and savings accounts...................................    2,322,793    2,132,736
 Net increase (decrease) in time deposits....................   35,063,821   22,038,920
 Net increase (decrease) in interest-bearing demand
  notes issued to the U.S. Treasury..........................      258,603      766,120
 Proceeds from borrowings....................................   27,474,300   53,050,385
 Repayments of borrowings....................................  (26,492,988) (45,676,310)
 Proceeds from issuance of common stock......................         none      231,840
 Cash dividends paid.........................................   (3,845,871)  (3,322,587)
 Acquisition of treasury stock...............................   (2,847,151)    (111,426)
 Proceeds from issuance of treasury stock....................    1,470,903      308,249
 Cash paid in lieu of fractional shares......................         none      (23,577)
                                                              ------------  -----------
   Net cash provided by/(used in) financing activities.......   33,404,410   29,394,350
  Increase (decrease) in cash and due from banks.............    3,401,666    3,740,190
Cash and due from banks::
 Beginning...................................................   31,339,470   35,414,270
                                                              ------------  -----------
 Ending......................................................$  34,741,136 $ 39,154,460
                                                              ============  ===========
Supplemental Disclosure of Cash Flow Information:
Cash payments for:
  Interest paid to depositors and on borrowed money..........$  17,915,292 $ 16,760,948
  Income taxes...............................................    2,100,000    1,905,000

Supplemental Schedule of Noncash Investing
 and Financing Activities
Other Real Estate acquired in settlement of loans............      369,985      118,910

See accompanying notes to financial statements

                    Part I - Financial Information

Sterling Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements of Sterling Financial Corporation ("Sterling") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the nine-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

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

Note 2 - Earnings Per Share

Earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding which were 6,217,791 and 6,236,476 for 1997 and 1996 respectively. Figures for 1996 were retroactively restated to reflect a 5% stock dividend paid in July 1996.

Note 3 - Dividends Declared

The regular cash dividend declared for the third quarter of 1997 amounted to $.20 per share while the regular cash dividend for the third quarter of
1996 amounted to $.19 per share.   In addition, a "Special Dividend"
of $.04 per share was declared in the third quarter of 1997.
The "Special Dividend" reflects in the year to date dividends declared.
A 5% stock dividend was paid July 22, 1996.

                    Part I - Financial Information

Sterling Financial Corporation and Subsidiaries

Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition


     Total assets at September 30, 1997 amounted to $809,785,434 which represents an increase of 8.2% over the $748,273,405 reported at September 30, 1996. Total assets at September 30, 1997 increased $45,713,203 or 6% over the $764,072,231 reported at December 31, 1996.

     The investment securities portfolio reflects an 18.5% increase or $31,348,761 during the twelve month period September 30, 1996 to September 30, 1997. Effective January 1, 1994, Sterling adopted Statement of Financial Accounting Standard No. 115 - "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 requires that these securities be classified into one of three categories: held-to-maturity, available-for-sale or trading. Specific accounting treatments apply to each of the three categories.
Securities held-to-maturity will be reported at amortized cost, trading securities are reported at fair value with unrealized gains and losses included in earnings and available-for-sale will be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. Sterling has segregated its investment securities into two categories: those held-to-maturity and those available-for-sale. During the first nine months of 1997, there was an increase in investment securities in the amount of $27,424,028 or 15.8% from the $173,596,890 reported at December 31, 1996. The amount of unrealized gains included in the available-for-sale category at December 31, 1996 was $2,428,180 while at September 30, 1997 and 1996, it was $4,494,635 and $1,396,475 respectively.

     Net loans have grown from $466,032,331 to $498,837,189 during the nine month period ended September 30, 1997. This represents an increase of 7% since December 31, 1996. Net loans increased from $474,432,081 at September 30, 1996 to $498,837,189 at September 30, 1997.
This represents an increase of $24,405,108 or 5.1%.

     Premises and equipment increased $5,393,409 or 32.2% from $16,774,843 at September 30, 1996 to $22,168,252 at September 30, 1997. During the first nine months of 1997, total premises and equipment decreased $489,416 or 2.2% from $22,657,668 at December 31, 1996. Contributing to the increase in premises and equipment during the period September 1996 to September 1997, was the purchase of a property located at 1097 Commercial Avenue, East Petersburg, PA situated on 12.7 acres with a building containing approximately
123,000 square feet.  This building is used to house the Bank's
Administrative Service Center, as well as other departments of the Bank.
Town & Country, Inc., a wholly owned subsidiary of the Bank, also occupies this building. The purchase price of the property was approximately $5.3 million. The purchase took place on December 4, 1996. The building that previously housed the Administrative Service Center was sold for approximately $1.2 million and settlement took place on February 21, 1997. The building formerly occupied by Town & Country, Inc. was sold for approximately $426,000 and settlement took place on April 1, 1997. These two transactions contributed to the decrease during the first nine months of 1997.


     Total deposits increased $50,146,638 or 7.9% from $634,276,433 at September 30, 1996 to $684,423,071 at September 30, 1997. During the first nine months of 1997, total deposits increased $37,386,614 or 5.8% from the $647,036,457 reported at December 31, 1996.  Noninterest-bearing deposits decreased
$593,133 or .8% from $77,245,650 at September 30, 1996
to $76,652,517 at September 30, 1997. During the same period, interest-bearing deposits increased $50,739,771 or 9.1%. Noninterest-bearing deposits decreased $5,522,593 or 6.7% during the first nine months of 1997 while interest-bearing deposits increased $42,909,207 or 7.6%. Historically, the Bank has seen noninterest-bearing deposits increase significantly in December each year. The increase is generally in deposits from business or commercial customers. These same deposits then flow out of the Bank during the first quarter of each year. In December 1996, deposits from business and commercial customers increased nearly $7 million. During the first quarter of 1997, these same deposits decreased nearly $9 million. This was the major contributor to the decrease in noninterest-bearing deposits during the first nine months of 1997.


     Stockholders' equity increased $5,458,446 or 8.1% from the $67,676,980 reported at September 30, 1996 to $73,135,426 at September 30, 1997. There was an increase of $3,956,109 or 5.7% from the $69,179,317 reported at December 31, 1996. The major contributor to these increases was net income from operations. Net unrealized gain on securities available-for-sale is included in calculating the increases above. However, regulatory authorities have decided to exclude the net unrealized holding gains and losses on available-for-sale securities from the definition of common stockholders' equity for regulatory capital purposes. The capital ratios reflect that exclusion. Total stockholders' equity to total assets at the end of September 30, 1997 was 8.71% compared to 8.94% for the same period 1996. At December 31, 1996 the ratio was 8.87%.


     Federal regulatory authorities issued risk-based capital guidelines applicable to banks and bank holding companies in an effort to make regulatory capital more responsive to the risk exposure related to various categories of assets and off-balance sheet items. These guidelines require that banking organizations meet a minimum risk-based capital, define the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of capital requirements. The components of total capital are called Tier 1 and Tier 2 capital. Tier 1 capital is the shareholders' equity and Tier 2 capital is the allowance for loan losses. The risk-based capital ratios are computed by dividing the components of capital by risk-weighted assets. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet items. Regulatory authorities have decided to exclude the net unrealized holding gains and losses on available-for-sale securities from the definition of common stockholders' equity for regulatory capital purposes. However, national banks will continue to deduct unrealized losses on equity securities in their computation of Tier 1 capital. Therefore, national banks will continue to report the net unrealized holding gains and losses on available-for-sale securities in the reports of condition and income submitted to federal regulators as required by SFAS No. 115 and the financial reports prepared in accordance with generally accepted accounting principles, but will exclude these amounts from calculations of Tier 1 capital. In addition, national banks should use the amortized cost of available-for-sale debt securities
(as opposed to fair value) to determine the average total assets as well as the risk-weighted assets used in the calculations of the leverage and risk-based capital ratios. The ratios below reflect the above definition of common stockholders' equity which included common stock, capital surplus and retained earnings, less net realized holding losses on available-for-sale equity securities with readily determinable fair values. The guidelines require Tier 1 capital of at least 4% and total capital of 8% of risk-weighted assets. The Tier 1 capital ratio was 10.32% and the total risk -based capital ratio was 11.53% at September 30, 1997 while the Tier 1 capital ratio was 10.58% and the total risk-based capital ratio was 11.83% at September 30, 1996.


     The following table reflects the various capital ratios for the periods indicated:

                September 30, 1997   December 31, 1996   September 30, 1996
  "Statement"
Equity Capital            8.71%              8.87%              8.94%
Primary and
 Total Capital            9.61%              9.80%              9.88%

  "Risk-based"
Tier 1 Capital           10.32%             10.68%             10.58%
Total Capital            11.53%             11.93%             11.83%

     Changes in the Allowance for Loan Losses for the nine months ended September 30, 1997 and 1996 were as follows:

                                             1997                  1996

   Balance at January 1                  $ 7,800,000           $ 7,780,000
   Provision for loan losses
     charged to operating expenses           986,100               311,000
                                         -----------          ------------
                                           8,786,100             8,091,000
                                         -----------           -----------
   Losses charged to allowance             1,023,569               365,391
   Recoveries credited to allowance          258,439               120,504
                                         -----------           -----------
   Net charge-offs                           765,130               244,887
                                         -----------           -----------
   Balance at September 30,              $ 8,020,970           $ 7,846,113
                                         ===========           ===========
Allowance as a percent of
        period-end loans                       1.58%                 1.63%

    Although the net charge-offs for the first nine months of 1997 were slightly greater than expectations, management is of the opinion that the allowance for loan losses is adequate. Management makes a determination no less frequently than quarterly as to the appropriate provision necessary to maintain an adequate allowance for potential loan losses. The amount of provision made is based upon a variety of factors including a specific allocation by individual credits, loss experience for classified loans using migration analysis, loss experience for homogenous loan pools, levels and trends in delinquency, specific non-accruing and problem loans, evaluation of economic conditions and forecasts and other factors deemed appropriate by management. While there can be no assurance that material amounts of additional loan loss provisions will not be required in the future, management believes that, based upon information presently available, the amount of the allowance for possible loan losses is adequate.

     The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans:

                        September 30,     December 31,       September 30,
                           1997               1996               1996
Nonaccrual loans         $1,755,282        $1,192,881         $1,107,038
Accruing loans, past
 due 90 days or more     $  853,156        $  736,891         $  713,011
Restructured loans       $2,192,169        $     none         $     none

Non-performing loans
 to total loans                .95%              .41%               .38%
Allowance for loan losses
 to non-performing loans    167.08%           404.19%            431.09%

     The general policy has been to cease accruing interest on loans when it is determined that a reasonable doubt exists as to the collectibility of additional interest. Interest income on these loans is only recognized to the extent payments are received. If interest income had been recorded on such loans for the periods indicated, such interest income would have been increased by approximately $135,037 and $80,857 at September 30, 1997 and 1996 respectively, and $116,567 at December 31, 1996. Interest income recorded on the nonaccrual loans in 1997 was $15,015 and 1996 was $21,969. Potential problem loans are loans which are included as performing loans, but for which possible credit problems of the borrower causes management to have doubts as to the ability of such borrower to comply with present repayment terms and which may eventually result in disclosure as a non-performing loan. At September 30,1997, there were no such loans that had to be disclosed as potential problem loans.

     SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures", an amendment of SFAS No. 114, was implemented at the beginning of 1995. The Bank has defined impaired loans as all loans on nonaccrual status and troubled debt restructured loans, except those specifically excluded from the scope of SFAS No. 114, regardless of the credit grade assigned by loan review. All impaired loans were measured by utilizing the fair value of the collateral for each loan.
When the measure of an impaired loan is less than the recorded investment in the loan, the Bank will compare the impairment to the existing allowance assigned to the loan. If the impairment is greater than the existing allowance, the Bank will adjust the existing allowance to reflect the greater amount or take a corresponding charge to the provision for loan and lease losses. If the impairment is less than the existing allowance for a particular loan, no adjustments to the allowance or the provision for loan and lease losses will be made. There was no adjustment necessary for the impaired loans for the period indicated.

     The average amount of impaired loans was $2,272,020 for the third quarter of 1997 and $1,087,004 for the third quarter of 1996, while the average for
1996 was $1,119,305.                .

     The following table presents information concerning impaired loans for the periods indicated:

                                    September 30,  December 31,  September 30,
                                        1997          1996            1996
Gross impaired loans which have
  allowances.........................$3,947,451    $1,192,881      $1,107,038
Less: Related allowances for
  loan losses........................  (473,694)     (178,932)       (166,055)
                                     ----------    ----------      ----------
Net impaired loans...................$3,473,757    $1,013,949      $  940,983
                                     ==========    ==========      ==========

     At September 30, 1997, there were no concentrations exceeding 10% of total loans. A concentration is defined as amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly affected by changes in economic or other conditions. There were no foreign loans outstanding at September 30, 1997.

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

Three months ended September 30, 1997 compared to three months ended September 30, 1996

     Net income for the third quarter of 1997 amounted to $2,649,308 compared to $2,463,020 for the third quarter of 1996. This represents an increase of $186,288 or 7.6%. On a per share basis, income was $.43 compared to $.39.

     Total interest income increased $1,206,907 or 9.1% while total interest expense increased $741,589 or 12.7%. Increased volumes in loans was primarily responsible for an increase in interest and fees of $728,303 or 6.9% over 1996. Interest on deposits with banks reflects very little change, while interest on federal funds sold increased $182,659. Income on investment securities increased $295,947 or 11.5% in 1997 as a result of increased volumes in various investment securities.

      Total interest expense amounted to $6,573,985 for this period compared to $5,832,396 for the same period last year. This represents an increase of $741,589 or 12.7%. Interest paid on time certificates of deposit of $100,000 or more increased $234,150 in 1997 over the same period in 1996, while interest paid on all other deposits increased $425,051 or 8.4%.
Interest expense on other interest bearing liabilities increased $82,388 during the same period of time. Increased volumes in deposits, as well as liabilities for borrowed money, was the primary reason for the increase in interest expenses.

      The provision for possible loan losses increased $285,000 from a charge of $50,000 in 1996 to $335,000 in 1997. The provision reflects the amount deemed appropriate by management to provide an adequate reserve to meet the present and foreseeable risk characteristics of the loan portfolio.

      Total other operating income increased $357,111 or 13.8%. Income from fiduciary activities increased $86,218 or 29.4%. Service charges on deposit accounts increasaed $126,359 or 19.3% while other various service charges decreased $145,537 or 27.1%. Mortgage banking income increased $130,590 or 54.9% over the same period last year. Other operating income reflected an increase of $165,973 or 19.3%. Gains on securities transactions for 1997 was $3,500 compared to $9,992 for the same period in 1996.

          Total other operating expenses rose $259,955 or 3.9% over the same period last year. There were increases of $524,889 in salaries and employee benefits, $141,501 in occupancy and furniture and equipment expense and $19,226 in the FDIC assessment while other operating expenses decreased $425,661. The increase in salaries and employee benefits was primarily due to increases in staff as well as increases in wages and increased costs of employee benefits. Three new branch offices were opened in the last quarter of 1996. In addition, the Bank purchased a property located at 1097 Commercial Avenue, East Petersburg, PA which is occupied by the Bank's Administrative Service
Center and Town & Country, Inc., a wholly owned subsidiary of the Bank. These additions contributed to the increase in occupancy and furniture and equipment expense. On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 which had an impact on the FDIC assessment of the Bank.

      Applicable income taxes increased $91,186 due in part to increases in taxable income. The effective tax rate was 25.2% for the third quarter of 1997 compared to 24.6% for 1996.

Nine months ended September 30, 1997 compared to nine months ended September 30, 1996

     Net income increased from $7,384,970 in September 30, 1996 to $7,814,368 in September 30, 1997. This represents an increase of $429,398 or 5.8%. Net income on a per share basis was $1.26 for nine months ended September 30, 1997 compared to $1.18 for the same period 1996. Sterling's return on average assets was 1.34% for 1997 compared to 1.36% for 1996. Return on average stockholders' equity was 14.99% and 15.22% respectively for 1997 and 1996.

     Total interest income increased $2,742,482 or 7%. Earning assets increased $54,112,497 or 8.2%. Loans increased over $23.7 million or 4.9%, while securities increased over $31 million or 18.5% over the same period last year. Increased volumes in loans generated a major portion of the increase in interest income. Interest and fees on loans increased $2,353,972. Interest on deposits with banks increased $10,171 while interest on federal funds sold increased $378,114. Interest on investment securities increased $225. During this time the daily average balance of federal funds sold increased from $2,771,350 in 1996 to $11,853,663 in 1997. The daily average balance of investment securities was $183,422,038 at September 30, 1997 and $180,712,298 at September 30, 1996.

     Total interest expense amounted to $18,482,087 reflecting an increase of $1,549,994 or 9.2% from the $16,932,093 reported in 1996. Interest-bearing deposits increased $50.7 million or 9.1%. Increased volumes in deposits generated a major portion of the increase in interest expense of $1,299,110 or 8.5%. Interest paid on other interest-bearing liabilities increased $250,884.

     The provision for possible loan loss increased $675,100 in 1997 over 1996. The provision for loan losses is based upon the monthly review of the loan portfolio and reflects the amount deemed appropriate by management to provide an adequate reserve to meet the present and foreseeable risk characteristics of the loan portfolio.

     Total other operating income increased $1,320,309 or 17.3% during the first nine months of 1997 over the same period in 1996. Income from fiduciary activities increased $301,191 or 35.6%. Service charges on deposit accounts increased $362,119 while other various service charges decreased $431,994.
Other operating income increased $937,320 or 36.7%. A major contributor to this increase was a gain of $419,000 on the sale of the previously owned Administrative Service Center and the building occupied by Town & Country. An increase in income generated from operating leases was also a contributor to the increase in other operating income. Mortgage banking income decreased $46,792. The decrease in mortgage banking income was a result of decreased volumes of originations and subsequent sales. Gains on securities transactions amounted to $208,457 in 1997 compared to $9,992 in 1996.

          Total other operating expenses rose $1,142,245 or 5.8% over the same period last year. Increases of $1,198,969 in salaries and employee benefits, $461,129 in occupancy and furniture and equipment expense, $58,837 in FDIC insurance and a decrease of $576,690 in other operating expenses constitute the total increase.
The increase in salaries and employee benefits was primarily due to increases in staff as well as increases in wages and increased costs of employee benefits. Three new branch offices were opened in the last quarter of 1996. In addition, the Bank purchased property located at 1097 Commercial Avenue, East Petersburg, PA situated on 12.7 acres with a building containing approximately 123,000 square feet. The building is used to house the Bank's Administrative
Service Center, as well as other departments of the Bank.
Town & Country, Inc., a wholly owned subsidiary of the Bank, also occupies this building. These additions contributed to the increase in occupancy and furniture and equipment expense.
On September 30, 1996, the President signed into law the Deposit Insurance
Funds Act of 1996
to recapitalize the Savings Association Insurance Fund ("SAIF") administered by the Federal Deposit Insurance Corporation ("FDIC") and to provide for repayment of the FICO (Financial Institution Collateral Obligation) bonds issued by the United States Treasury Department. The FDIC levied a one-time special assessment on SAIF deposits equal to 65.7 cents per $100 of the SAIF-assessable deposit base as of March 31, 1995.
During the years 1997, 1998 and 1999, the Bank Insurance
Fund ("BIF") will pay $322 million of FICO debt service, and SAIF will pay $458 million. During 1997, 1998 and 1999, the average regular annual deposit insurance assessment is estimated to be about 1.29 cents per $100 of deposits for BIF deposits and 6.44 cents per $100 of deposits for SAIF deposits. Individual institution's assessments will continue to vary according to their capital and management ratings. As always, the FDIC will be able to raise the assessments as necessary to maintain the funds at their target capital ratios provided by law. After 1999, BIF and SAIF will share the FICO costs equally. Under current estimates, BIF and SAIF Assessment bases would each be assessed at the rate of approximately 2.43 cents per $100 of deposits. The FICO bonds will mature in 2018-2019, ending the interest payment obligation. Based on the above legislation, the Bank experienced an increase in the FDIC assessment in 1997 over 1996.


     Applicable income taxes amounted to $2,653,813 in 1997 compared to $2,387,759 in 1996. The increase in taxes is due in part to increases in taxable income. The effective tax rate was 25.5% and 24.4% respectively for 1997 and 1996.


Three Months ended September 30, 1997 compared to three months ended
June 30, 1997

     Net income increased $72,770 or 2.8% in the third quarter of 1997 over the second quarter of 1997. Net income for the three months ended September 30, 1997 was $2,649,308 compared to $2,576,538 for the three months ended June 30, 1997.

     Total interest income increased $483,633 or 3.5% while total interest expense increased $401,219 or 6.5%. This resulted in an increase in net interest income of $82,414. Earning assets increased $13,558,351 or 1.9% while interest-bearing liabilities increased $19,437,612 or 3.1%. Both interest income and interest expense increased due to these increased volumes.

     The loan loss provision decreased $118,000 over the second quarter of 1997.

     Total other operating income decreased $334,023 or 10.2% over the second quarter. Various service charges, commissions and fees increased $42,670 while income from fiduciary activities decreased $19,086 and other income decreased $255,030. During the second quarter of 1997, a gain of $267,000 was realized on the sale of real estate owned by Town & Country. Mortgage banking income increased $78,880 over the last quarter. There were gains on securities transactions in the third quarter amounting to $3,500 compared to $204,957 in the second quarter.

     Total other operating expenses decreased $188,978 over the second quarter. There was an increase of $143,862 in employee related expenses while occupancy and furniture and equipment expenses increased $17,308 and other expenses decreased $350,148. The Corporation experienced decreases in several expense categories in the third quarter.

     Applicable income taxes decreased $17,401 over the second quarter.

                     PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.

     As of September 30, 1997, there were no material pending legal proceedings, other than ordinary routine litigation incidental to business, to which the Corporation or its subsidiaries are a party or of which any of their property is the subject.

Item 6 - Exhibits and Reports on Form 8-K

     (a) EXHIBITS

               21. Subsidiaries of the Registrant
               27. Financial Data Schedule

     (b) REPORTS ON FORM 8-K - A report on Form 8-K dated August 26, 1997 was filed August 26, 1997 pursuant to Item 5 on Form 8-K announcing the declaration of a $.20 quarterly cash dividend and a $.04 "Special Dividend" on the Registrant's common stock.

     A report on Form 8-K dated September 29, 1997 was filed September 29, 1997 pursuant to Item 5 and Item 7 on Form 8-K filing as Exhibit 99, a copy of a Sterling Financial Corporation press release announcing the decision to apply to the National Association of Securities Dealers for quotation of the Company's common stock on the NASDAQ National Market System.






                              Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Sterling Financial Corporation


Date: November 12, 1997               By:/s/ John E. Stefan
                                         John E. Stefan
                                         Chairman of the Board, President
                                         and Chief Executive Officer

Date: November 12, 1997               By:/s/ Jere L. Obetz
                                         Jere L. Obetz
                                         Senior Vice President/Treasurer
                                         Chief Financial Officer




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