Form 10-K
period 1997-12-31
STERLING FINANCIAL CORP /PA/
filed 1998-03-25
CIK 811671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-K

(Mark One)
   X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1997
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant at February 27, 1998 was approximately $159,963,708.

The number of shares of Registrant's Common Stock outstanding on February 27, 1998 was 6,161,006.

Documents Incorporated by Reference

    Portions of the Proxy Statement for the Registrant's 1998 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

               Sterling Financial Corporation
                        Table of Contents

                                                                   Page
    Part I

     Item 1.  Business.............................................  3

     Item 2.  Properties...........................................  9

     Item 3.  Legal Proceedings....................................  9

     Item 4.  Submission of Matters to a Vote of Security Holders..  9

    Part II

     Item 5.  Market for the Registrant's Common Equity and
              Related Stockholder Matters.......................... 10

     Item 6.  Selected Financial Data.............................. 11

     Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.................. 11

     Item 7A. Quantitative and Qualitative Disclosures About
              Market Risk.......................................... 28

     Item 8.  Financial Statements and Supplementary Data.......... 30

     Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.................. 54

   Part III

     Item 10. Directors and Executive Officers of the Registrant... 55

     Item 11. Executive Compensation............................... 55

     Item 12. Security Ownership of Certain Beneficial Owners and
              Management........................................... 55

     Item 13. Certain Relationships and Related Transactions....... 55

   Part IV

     Item 14. Exhibits, Financial Statement Schedules and Reports
              on Form 8-K.......................................... 56

   Signatures...................................................... 57


                              PART I

Item 1 - Business

                  Sterling Financial Corporation

     Sterling Financial Corporation (the "Corporation") is a registered bank holding company and a Pennsylvania business corporation, headquartered in Lancaster, Pennsylvania. The Corporation was organized on February 23, 1987 as a bank holding company for The First National Bank of Lancaster County, now, by change of name, Bank of Lancaster County, N.A. (the "Bank").

     The Corporation provides a wide variety of commercial banking and trust services through the Bank.

     A major source of operating funds for the Corporation is dividends provided by the Bank. The Corporation's expenses consist principally of operating expenses. Dividends paid to stockholders are, in part, obtained by the Corporation from dividends declared and paid to it by the Bank.

     As a bank holding company, the Corporation is registered with the Federal Reserve Board in accordance with the requirements of the Bank Holding Company Act of 1956, as amended, and is subject to regulation by the Federal
Reserve Board and by the Pennsylvania Department of Banking.

     In addition, the Corporation owns all of the outstanding stock of Sterling Mortgage Services, Inc., a Pennsylvania corporation and a mortgage service company formed by the Corporation as a wholly owned subsidiary and is presently inactive.

                     Bank of Lancaster County


     The Bank is a full service commercial bank operating under charter from the Comptroller of the Currency. On July 29, 1863, the Comptroller of the Currency authorized The First National Bank of Strasburg to commence the business of banking. On September 1, 1980, the name was changed to The First National Bank of Lancaster County. At the time of the holding company's organization, on June 30, 1987, the institution's name was changed to its present name, Bank of Lancaster County, N.A. At December 31, 1997, the Bank had total assets of $845,311,000 and total deposits of $720,480,000.

     The main office of the Bank is located at 1 East Main Street, Strasburg, Pennsylvania. In addition to its main office, the Bank had twenty-eight (28) branches in Lancaster County and one (1) branch in Chester County, Pennsylvania in operation at December 31, 1997.

     The Bank provides a full range of banking services. These include demand, savings and time deposit services, NOW (Negotiable Order of Withdrawal) accounts, money market accounts, safe deposit boxes, a VISA credit card, and a full spectrum of personal and commercial lending activities. The Bank maintains correspondent relationships with major banks in Philadelphia and Baltimore.
Through these correspondent relationships, the Bank can offer a variety of collection and international services.

     With the installation of three automated teller machines (ATMs) in April, 1983, the Bank was the first financial institution in Lancaster County to join the MAC (Money Access Center) Network. The Bank now has 25 ATMs in Lancaster County. The Bank became a participating member of the Plus System in the Fall of 1984. This membership entitles the Bank's MAC/Plus cardholders to have access to a nationwide network of over 150,000 ATMs.

     The Bank introduced Discount Brokerage Service in July, 1983. This service is offered in coordination with Fiserv Investor Services, Inc., an affiliate of BHCM, Inc. and meets the needs of the commission-conscious investor. In 1992, the Bank began offering mutual funds to customers. The Bank is in the process of formalizing a product sales agreement with a third party marketer to sell fixed annuities. As required, the Bank has obtained an insurance license from the Commonwealth of Pennsylvania. The Bank expects to begin making this product available during the first quarter of 1998.
Management believes these services are important additions to the Bank's product line and that these products make a statement about the Bank's progressive attitude towards the provision of the Bank's financial services in the future.

     The Bank was given permission to open a Trust Department by the Comptroller of the Currency on May 10, 1971. The Trust Department provides personal and corporate trust services. These include estate planning, administration of estates and the management of living and testamentary trusts and investment management services. Other services available are pension and profit sharing trusts and self-employed retirement trusts. Trust Department assets were over $379 million at December 31, 1997.

     On January 31, 1983, the Bank purchased Town & Country, Inc., a Pennsylvania corporation and a vehicle and equipment leasing company, operating in Pennsylvania and other states. Its principal office is located at 1097 Commercial Avenue, East Petersburg, PA.
Town & Country, Inc. employs forty-two (42) people.

     The Bank's principal market area is Lancaster County, Pennsylvania. Lancaster County is the sixth largest county in Pennsylvania, in terms of population, behind Philadelphia, Allegheny, Montgomery, Delaware and Bucks. Lancaster County, with an area of 949 square miles, has a population of approximately 450,000 people. Lancaster's tradition of economic stability has continued, with agriculture, industry and tourism all contributing to the overall strength of the economy. Lancaster County has one of the strongest and most stable economies in the state. No single sector dominates the county's economy.

     One of the best agricultural areas in the nation, Lancaster County continues to be the top agricultural county in the state, leading
Pennsylvania in production of most crops and all livestocks, with the exception of sheep. Lancaster County is also one of the leading industrial areas in the state. The county is considered a prime location for manufacturing, away from congested areas, yet close to major east coast markets. Diversification of industry has helped to maintain the economic stability of the county. The unemployment rate of the county in December 1997 was 2.9%, which was lower than the statewide rate (4.8%) and the national rate (4.7%). Lancaster County's December unemployment rate of 2.9% was the best among Pennsylvania's 14 metropolitan areas. Lancaster County, with its many historic sites, well-kept farmlands and the large Amish community has become very attractive to tourists and is one of the top tourist attractions in the United States.

     The Bank has no significant foreign sources and makes no significant foreign application of funds.

     The Bank is subject to regulation and periodic examination by the Comptroller of the Currency. The Bank's deposits are insured by the Federal Deposit Insurance Corporation, as provided by law.

Competition

     The financial services industry in the Corporation's service area is extremely competitive. The Corporation's competitors within its service area include multi-bank holding companies, with resources substantially greater than those of the Corporation. Many competitor financial institutions have legal lending limits substantially higher than the Bank's legal lending limit.
The Bank is subject to intense competition in all respects and areas of its business from banks and other financial institutions, including savings and loan associations, finance companies, credit unions and other providers of financial services. There are 14 full-service commercial banks with offices in Lancaster County. Some of these banks have branches located throughout Lancaster County and beyond. The institutions range in asset size from approximately $233 million to over $57 billion. Four (4) banks in the trade area exceed $5 billion in assets. Several banks are part of bank holding company systems. One bank is a subsidiary of a bank holding company that has assets in excess of $73 billion while two other banks are subsidiaries of bank holding companies with over $45 billion in assets.
Due to the Bank's location, the Bank is in direct competition with the larger banks, as well as, a number of smaller banks. The increased competition has resulted from a changing legal and regulatory climate, as well as, from the economic climate. As of December 31, 1997, the Bank ranked, as measured by total deposits, as the third largest in market share within Lancaster County of the banks doing business in Lancaster County.
The Bank is not, however, the third largest bank in Lancaster County.
As of December 31, 1997, the Bank had total assets of over $845 million and ranked ninth on this basis among the commercial banks with offices located in Lancaster County.

     In September 1994, federal legislation was enacted that is expected to have a significant effect in restructuring the banking industry in the United
States. See "Interstate Banking Legislation" herein. As a result, the Corporation expects the operating environment for Pennsylvania-based financial institutions to become increasingly competitive.

     Additionally, the manner in which banking institutions conduct their operations may change materially as the activities increase in which bank holding companies and their banking and nonbanking subsidiaries are permitted to engage, and funding and investment alternatives continue to broaden, although the long-range effects of these changes cannot be predicted, with reasonable certainty, at this time. These changes most probably will further narrow the differences and intensify competition between and among commercial banks, thrift institutions, and other financial service companies. See "Proposed Legislation and Regulations" herein.

     Neither the Corporation nor the Bank rely on a single customer or a few customers, including federal, state or local governments and agencies thereunder the loss of which would have a material adverse effect on the business of the Bank.

Supervision and Regulation

Bank Holding Company Regulation

     The Corporation is registered as a bank holding company and is subject to the regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended ("BHCA"). Bank holding companies are required to file periodic reports with and are subject to examination by the Federal Reserve. The Federal Reserve has issued regulations under the BHCA that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve, pursuant to such regulations, may require the Corporation to stand ready to use its resources to provide adequate capital funds to the Bank during periods of financial stress or adversity.

     Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become
"undercapitalized" (as defined by regulations) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency, up to specified limits.

     Under the BHCA, the Federal Reserve has the authority to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

     The BHCA prohibits the Corporation from acquiring direct or indirect control of more than 5% of the outstanding shares of any class of voting stock or substantially all of the assets of any bank or merging or consolidating with another bank holding company without prior approval of the Federal Reserve. Such a transaction would also require approval of the Pennsylvania Department of Banking. Pennsylvania law permits Pennsylvania bank holding companies to control an unlimited number of banks.

     Additionally, the BHCA prohibits the Corporation from engaging in or from acquiring ownership or control of more than 5% of the outstanding shares of any class of voting stock of any company engaged in a nonbanking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be a proper incident thereto. The Federal
Reserve can differentiate between nonbanking activities that are initiated by a bank holding company or subsidiary and activities that are acquired as a going concern. The BHCA does not place territorial restrictions on the activities of such nonbanking-related activities. The Corporation and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services.

     The activities that the Federal Reserve has determined by regulation to be permissible are:

      (1) making, acquiring, or servicing loans or other extensions of credit for its own account or for the account of others;

     (2) operating an industrial bank, Morris Plan bank, or industrial loan company, in the manner authorized by state law, so long as the institution is not a bank;

     (3) operating as a trust company in the manner authorized by federal or state law so long as the institution is not a bank and does not make loans or investment or accept deposits, except as may be permitted by the Federal Reserve;

     (4) subject to limitations, acting as an investment or financial advisor (i) to a mortgage or real estate investment trust,
            (ii) to certain registered investment companies,
            (iii) by providing portfolio investment advice to other persons, (iv) by furnishing general economic information and advice, general economic statistical forecasting services, and industry studies, (v) by providing financial advice to state and local governments, or (vi) by providing financial and transaction advice to corporations, institutions, and certain persons in connection with mergers, acquisitions, and other financial transactions;

     (5) subject to limitations, leasing real or personal property or acting as agent, broker, or adviser in leasing such property in accordance with prescribed conditions;

     (6) investing in corporations or projects designed primarily to promote community welfare;

     (7) providing to others data processing services and data transmission services, data bases, and facilities, within certain limitations;

     (8) subject to limitations, engaging in certain agency and underwriting activities with respect to credit insurance, and certain other insurance activities as permitted by the Federal Reserve;

     (9) owning, controlling, or operating a savings association, if the savings association engages only in deposit-taking activities and lending and other activities that are permissible for bank holding companies under Federal Reserve regulations;

    (10)    providing courier services for certain financial documents;

    (11) subject to limitations, providing management consulting advice to nonaffiliated bank and nonbank depository institutions;

    (12) retail selling of money orders and similar consumer-type payment instruments having a face value of $1,000 or less, selling U.S. Savings Bonds, and issuing and selling traveler's checks;

    (13)    performing appraisals of real estate and personal property;

    (14) subject to limitations, acting as intermediary for the financing of commercial or industrial income-producing real estate by arranging for the transfer of the title, control, and risk of such a real estate project to one or more investors;

    (15)    providing certain securities brokerage services;

    (16) subject to limitations, underwriting and dealing in government obligations and certain other instruments;

    (17) subject to limitations, providing foreign exchange and transactional services;

    (18) subject to limitations, acting as a futures commission merchant for nonaffiliated persons;

    (19) subject to limitations, providing investment advice on financial futures and options to futures;

    (20)    subject to limitations, providing consumer financial counseling;

    (21)    subject to limitations, tax planning and preparation;

    (22)    providing check guaranty services;

    (23)    subject to limitations, operating a collection agency; and

    (24)    operating a credit bureau.

     Federal Reserve approval may be required before the Corporation or its nonbank subsidiaries may begin to engage in any such activity and before any such business may be acquired.

Dividend Restrictions

     The Corporation is a legal entity separate and distinct from the Bank and the Corporation's nonbank subsidiaries. The Corporation's revenues (on a parent Company only basis) result almost entirely from dividends paid to the Corporation by its subsidiaries. The right of the company, and consequently the right of creditors and shareholders of the Corporation, to participate in any distribution of the assets or earnings of any subsidiary through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the subsidiary (including depositors, in the case of the Bank), except to the extent that claims of the Corporation in its capacity as a creditor may be recognized.

     Federal and state laws regulate the payment of dividends by the Corporation's subsidiaries. See "Supervision and Regulation - Regulation of the Bank" herein.

     Further, it is the policy of the Federal Reserve that bank holding companies should pay dividends only out of current earnings. Federal banking regulators also have the authority to prohibit banks and bank holding companies from paying a dividend if they should deem such payment to be an unsafe or unsound practice.

Capital Adequacy

     Bank holding companies are required to comply with the Federal Reserve's risk-based capital guidelines. The required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half (4%) of the total capital is required to be "Tier 1 capital," consisting principally of common shareholders' equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, less certain intangible assets. The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve requires a bank holding company to maintain a minimum "leverage ratio." This requires a minimum level of Tier 1 capital (as determined under the risk-based capital rules) to average total consolidated assets of 3% for those bank holding companies that have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are expected to maintain a ratio of at least 1% to 2% above the stated minimum. Further, the Federal Reserve has indicated that it will consider a "tangible Tier 1 capital leverage ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised the Corporation of any specific minimum leverage ratio applicable to the Corporation.

     Pursuant to FDICIA, the federal banking agencies have specified, by regulation, the levels at which an insured institution is considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under these regulations, an institution is considered "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any order or written directive to meet and maintain a specific capital level. The Corporation and the Bank, at December 31, 1997, qualify as "well capitalized" under these regulatory standards.

FDIC Insurance

     The Bank is subject to Federal Deposit Insurance Corporation ("FDIC") assessments. The FDIC has adopted a risk-related premium assessment system for both the Bank Insurance Fund ("BIF") for banks and the Savings Association Insurance Fund ("SAIF") for savings associations. Under this system, FDIC insurance premiums are assessed based on capital and supervisory measures.

     Under the risk-related premium assessment system, the FDIC, on a semiannual basis, assigns each institution to one of three capital groups (well capitalized, adequately capitalized, or undercapitalized) and further assigns such institution to one of three subgroups within a capital group corresponding to the FDIC's judgment of its strength based on supervisory evaluations, including examination reports, statistical analysis, and other information relevant to gauging the risk posed by the institution. Only institutions with a total risk-based capital to risk-adjusted assets ratio of 10% or greater, a Tier 1 capital to risk-adjusted assets ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater, are assigned to the well-capitalized group.

     On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 to recapitalize the Savings Association Insurance Fund ("SAIF") administered by the Federal Deposit Insurance Corporation
("FDIC") and to provide for repayment of the FICO
(Financial Institution Collateral Obligation) bonds issued by the United States Treasury Department. The FDIC levied a one-time special assessment on SAIF deposits equal to 65.7 cents per $100 of the SAIF-accessible deposit base as of March 31, 1995. During 1997, 1998, and
1999, the Bank Insurance Fund ("BIF") will pay $322 million of FICO debt service, and SAIF will pay $458 million. During 1997, 1998, and 1999, the average regular annual deposit insurance assessment is estimated to be about 1.29 cents per $100 of deposits for BIF deposits and 6.44 cents per $100 of deposits for SAIF deposits.
Individual institution's assessments will continue to vary according to their capital and management ratings. As always, the FDIC will be able to raise the assessments as necessary to maintain the funds at their target capital ratios provided by law. After 1999, BIF and SAIF will share the FICO costs equally. Under current estimates, BIF and SAIF assessment bases would each be assessed at the rate of approximately 2.43 cents per $100 of deposits. The FICO bonds will mature in 2018-2019, ending the interest payment obligation.

Regulation of the Bank

     The operations of the Bank are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System, and to banks whose deposits are insured by the FDIC. The Bank's operations are also subject to regulations to the OCC, the Federal Reserve, and the FDIC.

     The OCC, which has primary supervisory authority over the Bank, regularly examines banks in such areas as reserves, loans, investments, management practices, and other aspects of operations. These examinations are designed for the protection of the Bank's depositors rather than the Corporation's shareholders. The Bank must furnish annual and quarterly reports to the OCC, which has the authority under the Financial Institutions Supervisory Act to prevent a national bank from engaging in an unsafe or unsound practice in conducting its business.

     Federal and state banking laws and regulations govern, among other things, the scope of a bank's business, the investments a bank may take, the reserves against deposits a bank must maintain, the types and terms of loans a bank may make and the collateral it may take, the activities of a bank with respect to mergers and consolidations, and the establishment of branches. Pennsylvania law permits statewide branching.

     Under the National Bank Act, as amended, the Bank is required to obtain the prior approval of the OCC for the payment of dividends if the total of all dividends declared by the Bank in one year would exceed the Bank's net profits (as defined and interpreted by regulation) for the two preceding years, less any required transfers to surplus. In addition, the Bank may only pay dividends to the extent that its retained net profits (including the portion transferred to surplus) exceed statutory bad debts (as defined by regulation). Under FDICIA, any depository institution, including the Bank is prohibited from paying any dividends, making other distributions or paying any management fees if, after such payment, it would fail to satisfy its minimum capital requirements.

     A subsidiary bank of a bank holding company, such as the Bank, is subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or its subsidiaries, on investments in the stock or other securities of the bank holding company or its subsidiaries, and on taking such stock or securities as collateral for loans. The Federal Reserve Act and Federal Reserve regulations also place certain limitations and reporting requirements on extensions of credit by a bank to the principal shareholders of its parent holding company, among others, and to related interests of such principal shareholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a principal shareholder of a holding company may obtain credit from banks with which the subsidiary bank maintains a correspondent relationship.

     The Bank, and the banking industry in general, are affected by the monetary and fiscal policies of government agencies, including the Federal Reserve. Through open market securities transactions and changes in its discount rate and reserve requirements, the Board of Governors of the Federal Reserve exerts considerable influence over the cost and unavailability of funds for lending and investment.

Interstate Banking Legislation

     In September 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act (the "Interstate Banking Act") was enacted. The Interstate Banking Act facilitates the interstate expansion and consolidation of banking organizations (i) by permitting bank holding companies that are adequately capitalized and adequately managed, beginning September 29, 1995, to acquire banks located in states outside their home states regardless of whether such acquisitions are authorized under the law of the host state; (ii) by permitting the interstate merger of banks after June 1, 1997, subject to the right of individual states to "opt in" or "opt out" of this authority before that date;
(iii) by permitting banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state; (iv) by permitting, beginning September 29, 1995, a bank to engage in certain agency relationships (i.e., to receive deposits, renew time deposits, close loans (but not including loan approvals or disbursements), service loans, and receive payments on loans and other obligations) as agent for any bank or thrift affiliate, whether the affiliate is located in the same state or a different state than the agent bank; and (v) by permitting foreign banks to establish, with approval of the regulators in the United States, branches outside their "home" states to the same extent that national or state banks located in the home state would be authorized to do so.
One effect of this legislation will be to permit the Corporation to acquire banks and bank holding companies located in any state and to permit qualified banking organizations located in any state to acquire banks and bank holding companies located in Pennsylvania, irrespective of state law.

     In July 1995, the Pennsylvania Banking Code was amended to authorize full interstate banking and branching under Pennsylvania law. Specifically, the legislation (i) eliminates the "reciprocity" requirement previously applicable to interstate commercial bank acquisitions by bank holding companies,
(ii) authorizes interstate bank mergers and reciprocal interstate branching into Pennsylvania by interstate banks, and (iii) permits Pennsylvania institutions to branch into other states with the prior approval of the Pennsylvania Department of Banking.

     Overall, this federal and state legislation has, as was predicted, had the effect of increasing consolidation and competition and promoting geographic diversification in the banking industry.

Proposed Legislation and Regulations

     From time to time, various federal and state legislation is proposed that could result in additional regulation of, and restrictions on, the business of the Corporation and the Bank, or otherwise change the business environment.

     Management cannot predict whether any of this legislation, if enacted, will have a material effect on the business of the Corporation.

Employees

     As of December 31, 1997, there were 469 persons employed by the Bank, of which 350 were full-time and 119 were part-time employees. These figures do not include employees of Town & Country, Inc. which employed 42 persons.

Item 2 - Properties

     The Bank, in addition to its main office, had, at December 31, 1997, a branch network of 29 offices and 2 off-site electronic MAC/ATM installations. All branches are located in Lancaster County with the exception of one office, located in Chester County. Branches at nineteen (19) locations are occupied under leases and at three branches, the Bank owns the building, but leases the land. One off-site MAC/ATM installation is occupied under lease. All other properties were owned in fee. All real estate and buildings owned by the Bank are free and clear of encumbrances. The Corporation owns no real estate.

     The leases expire intermittently over the years through 2022 and most are subject to one or more renewal options. During 1997, aggregate annual rentals for real estate did not exceed three percent of the Bank's operating expenses.

     On December 4, 1996, the Bank purchased a property located at 1097 Commercial Avenue, East Petersburg, PA, situated on 12.7 acres with a building containing approximately 123,000 square feet. The building is used to house the Bank's Administrative Service Center as well as other departments of the Bank. Town & Country, Inc., a wholly owned subsidiary of the Bank, also occupies this building. The building is owned in fee by the Bank, free and clear of encumbrances. The Bank sold the building which previously housed the Administrative Service Center. Settlement took place on February 21, 1997.

     Town & Country, Inc. sold the building it formerly occupied on April 1, 1997.

     In 1995, the Bank completed construction of a new headquarters building including a branch banking office. The building also serves as headquarters for the Corporation. Occupancy took place in July of 1995. The three-story building contains approximately 53,000 square feet. The Bank and the Corporation occupy approximately 43,000 square feet. Nearly 10,000 square feet has been leased to other tenants. The building is owned in fee by the Bank, free and clear of encumbrances.

Item 3 - Legal Proceedings

     As of December 31, 1997, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation or its subsidiaries are a party or by which any of their property is the subject.

Item 4 - Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

                             PART II

Item 5 - Market for the Registrant's Common Equity and Related Stockholder
Matters

     As of January 29, 1998, the common stock of the Corporation began trading on the NASDAQ National Market. The trading symbol for Sterling Financial Corporation is SLFI. There are 35,000,000 shares of common stock authorized and at February 27, 1998, 6,161,006 shares were outstanding.
As of February 27, 1998, the Corporation had approximately 3,081 stockholders of record. There is no other class of stock authorized or outstanding. During 1997, the price range of the common stock known by management to have traded was $25.00 to $32.00 per share. A regular $.20 per share dividend, as well as a $.04 per share "Special Dividend," was declared in the third quarter of 1997 and is reflected in the table below. The Corporation is restricted as to the amount of dividends that it can pay to stockholders by virtue of the restrictions on the Bank's ability to pay dividends to the Corporation. See Note 19 to the 1997 Consolidated Financial
Statements. The Corporation paid a 5% stock dividend in July 1996. The following table reflects the bid and asked prices reported for the Corporation's common stock at the end of the period indicated and the cash dividends declared on the common stock for the periods indicated. All information has been restated to give effect to the 5% stock dividend paid in 1996.
In the absence of an active market, these prices may not reflect the actual market value of the Corporation's stock for the periods reported.

       1997                      Bid               Ask          Dividend
   First Quarter               $25.25            $25.75           $.19
   Second Quarter               25.375            25.625           .19
   Third Quarter                25.75             26.125           .24
   Fourth Quarter               30.50             32.00            .20

       1996                      Bid               Ask          Dividend
   First Quarter               $25.18            $26.13           $.18
   Second Quarter               26.36             26.60            .18
   Third Quarter                26.25             26.75            .19
   Fourth Quarter               25.25             26.25            .19


     The prices used in the previous table represent bid and asked prices furnished by F.J. Morrissey & Company; Hopper Soliday & Co., Inc.; Legg Mason Wood Walker, Inc.; Prudential Securities; Ryan, Beck & Company; or The National Quotation Bureau. These quotations reflect inter-dealer prices, without retail markup, markdown or commission.

     The Corporation maintains a Dividend Reinvestment and Stock Purchase Plan for eligible stockholders who elect to participate in the plan. A copy of the Prospectus for this plan can be obtained by writing to: Bank of Lancaster County, N.A. Dividend Reinvestment and Stock Purchase Plan, 101 North
Pointe Boulevard, Lancaster, Pennsylvania  17601-4133.


Item 6 - Selected Financial Data

     The following selected financial data should be read in conjunction with the Corporation's consolidated financial statements and the accompanying notes presented elsewhere herein.

                                       Summary of Operations
(Dollars in thousands, except per share data)

 Years Ended                     1997        1996        1995        1994        1993
Interest income.............. $ 56,499   $  52,558   $  48,850   $  41,931   $  40,092
Interest expense.............   25,326      22,823      21,153      14,926      15,042
                                ------      ------      ------      ------      ------
Net interest income..........   31,173      29,735      27,697      27,005      25,050
Provision for loan losses....    1,129         580         534       1,081       2,430
                                ------      ------      ------      ------      ------
Net interest income after
 provision for loan losses...   30,044      29,155      27,163      25,924      22,620
Other income.................   11,930       9,442       7,397       6,222       8,107
Other expenses...............   28,082      25,639      22,527      21,232      20,176
                                ------      ------      ------      ------      ------
Income before income taxes...   13,892      12,958      12,033      10,914      10,551
Applicable income taxes......    3,491       3,147       3,039       2,637       2,749
                                ------      ------      ------      ------      ------
NET INCOME................... $ 10,401   $   9,811   $   8,994   $   8,277   $   7,802
                                ======      ======      ======      ======      ======
Per Common Share:*
Net income (basic and diluted)$   1.68   $    1.57   $    1.45   $    1.35   $    1.30
Cash dividends declared**....      .82         .74         .89         .58         .54
Book value...................    12.03       11.12       10.79        9.76        8.58
Book value (excluding
   SFAS 115).................    11.56       10.86       10.51        9.69        8.58

Average shares outstanding   6,202,696   6,235,257   6,204,212   6,128,058   6,013,937
Ratios:
Return on average assets....      1.32%       1.34%       1.36%       1.38%       1.41%
Return on average equity....     14.89%      15.01%      15.02%      15.47%      16.90%

Financial Condition at
Year-End:
Assets...................... $ 845,488   $ 764,072   $ 711,154   $ 633,395   $ 587,883
Loans (net of unearned).....   511,637     473,832     426,312     392,649     359,365
Deposits....................   718,661     647,036     610,105     537,002     505,680
Stockholders' Equity........    73,987      69,179      63,909      57,285      49,467

Average Assets..............   789,314     732,226     659,335     600,263     555,216

   *Figures prior to 1996 were restated for stock dividends of 5% paid in 1996 and 5%
    paid in 1993, a two-for-one stock split paid on September 1, 1994 and for comparative purposes.
  **The 1997 dividend includes a $.04 per share "Special Dividend," declared in the third quarter.  The 1995 dividend includes a $.25 per share "Special Dividend"
    declared in the second quarter.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion provides management's analysis of the consolidated financial condition and results of operations of the Corporation and its subsidiaries, the Bank and its subsidiary, Town & Country, Inc.
and Sterling Mortgage Services, Inc. Management's discussion and analysis should be read in conjunction with the audited financial statements and footnotes appearing elsewhere in this report.

(All dollar amounts presented in the tables are in thousands, except per share data.)

Results of Operations Summary

     Net income for 1997 was $10,401,000, an increase of $590,000 or 6% over the $9,811,000 earned in 1996. The results of 1996 were $817,000 or 9.1%
higher than the $8,994,000 reported in 1995. Basic earnings per share and diluted earnings per share on net income amounted to $1.68, $1.57 and $1.45 for the years ended 1997, 1996 and 1995, respectively.
Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding, which were 6,202,696, 6,235,257 and 6,204,212 for 1997, 1996 and 1995,
respectively. The weighted number of common shares and dilutive potential common stock used in calculating the diluted earnings per share were 6,205,784, 6,235,330 and 6,204,212, respectively for 1997, 1996 and 1995. Figures prior to 1997 were restated to reflect a 5% stock dividend paid in July, 1996.

     Return on average total assets was 1.32% in 1997 compared to 1.34% in 1996 and 1.36% in 1995. Return on average stockholders' equity was 14.89%, in 1997 compared to 15.01% in 1996 and 15.02%, in 1995.

     Growth in earning assets was the primary factor contributing to the increased earnings in 1997 and 1996. As of December 31, 1997, earning assets were approximately $747 million compared to $673 million at December 31, 1996, and $629 million at December 31, 1995.
Average earning assets for 1997 increased nearly $51 million, to approximately $699 million, up 7.9% from the prior year.
Similarly, in 1996, average earning assets increased approximately $61 million, up 10.4% from 1995. The current year increase, as well as the increse in 1996, was primarily due to increases in both loans and investments.

     Average interest bearing liabilities increased nearly $48 million or 8.3% in 1997, compared to an increase of nearly $59 million, or 11.3% in 1996.

     The increase in average earning assets exceeded the increase in average interest-bearing liabilities in both 1997 and 1996.

     Provision for loan losses increased to $1,129,000 in 1997 from $580,000 in 1996. The provision in 1995 was $534,000.

     Non-interest income increased $2,488,000 in 1997, compared to an increase of $2,045,000 in 1996. In 1997, all categories of non-interest income increased over the previous year.

     Non-interest expenses increased $2,443,000 or 9.5% in 1997 compared to an increase of $3,112,000 or 13.8% in 1996 over 1995.

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

     During 1997, 1998 and 1999, the Federal Deposit Insurance Corporation (the "FDIC") estimates that the average regular annual deposit insurance assessment will be about 1.29 cents per $100 of deposits for BIF deposits and 6.44 cents per $100 of deposits for SAIF deposits. Individual institution's assessments will continue to vary according to their capital and management ratings. As always, the FDIC will be able to raise the assessments as necessary to maintain the funds at their target capital ratios provided by law.

     Based on the above legislation, the Bank experienced an increase in the FDIC assessment in 1997 over 1996.

     The passage of the Riegle-Neal Interstate Banking and Branching
Efficiency Act of 1994 and the Riegle Community Development and Regulatory Improvement Act has not yet, but may have a significant impact upon the Corporation. The key provisions pertain to interstate banking and interstate branching as well as a reduction in the regulatory burden on the banking industry. Since September 1995, bank holding companies may acquire banks in other states without regard to state law. In addition, banks could merge with other banks in another state beginning in June
1997. States may adopt laws preventing interstate branching but, if so, no out-of-state bank can establish a branch in such state and no bank in such state may branch outside the state. Pennsylvania recently amended the provisions of its Banking Code to authorize full interstate banking and branching under Pennsylvania law and to facilitate the operations of interstate banks in Pennsylvania. As a result of legal and industry changes, management predicts that consolidation will continue as the financial services industry strives for greater cost efficiencies and market share. Management believes that such consolidation may enhance its competitive position as a community bank. There are numerous proposals before Congress to modify the financial services industry and the way commercial banks operate.
However, it is difficult to determine at this time what effect such provisions may have until they are enacted into law. Except as specifically described above, management believes that the effect of the provisions of the aforementioned legislation on the liquidity, capital resources and results of operations of the Corporation will be immaterial. Management is not aware of any other current specific recommendations by regulatory authorities or proposed legislation, which if they were implemented, would have a material adverse effect upon the liquidity, capital resources or results of operations, although the general cost of compliance with numerous and multiple federal and state laws and regulations does have and in the future may have a negative impact on the Corporation's results of operations.

     In addition to historical information, this Annual Report on Form 10-K Annual Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements.
Important factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of
Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof.
Readers should carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Corporation, and any Current Reports on Form 8-K filed by the Corporation.

     Management has initiated an enterprise-wide program to prepare the Corporation's computer systems and applications for the year 2000. In January 1997, the Corporation began converting its computer systems to be year 2000 compliant. On December 31, 1997, approximately 59 percent of the Corporation's systems were compliant, with all systems expected to be compliant by May of 1999. The Corporation continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. The total cost of the project is being funded through operating cash flows. Accordingly, the Corporation does not expect the amounts required to be expensed over the next two years to have a material effect on its financial position or results of operations.

     Aside from those matters described above, management does not believe that there are any trends or uncertainties which would have a material impact on future operating results, liquidity or capital resources nor is it aware of any current recommendations by the regulatory authorities which if they were to be implemented would have such an effect.

Net Interest Income

     The primary component of the Corporation's net earnings is net interest income, which is the difference between interest and fees earned on interest-earning assets and interest paid on deposits and borrowed funds. For presentation and analytical purposes, net interest income is adjusted to a taxable equivalent basis. For purposes of calculating yields on tax-exempt interest income, the taxable equivalent adjustment equates tax-exempt interest rates to taxable interest rates as noted in Table 1. Adjustments are made using a statutory federal tax rate of 34% for 1997, 1996 and 1995.

     Table 1 presents average balances, taxable equivalent interest income and expense and the yields earned or paid on these assets and liabilities. The increase in net interest income during 1997 and 1996 resulted from increased volumes in average earning assets. Average earning assets increased 7.9% in 1997 and 10.4% in 1996.
These increases were primarily funded with interest-bearing liabilities which increased 8.3% in 1997 and 11.3% in 1996.

Table 1 - Distribution of Assets, Liabilities and Stockholders' Equity
          Interest Rates and Interest Differential-Tax Equivalent Yields

(Unaudited)

                                                     Years ended December 31,
                                      1997                      1996                      1995

                           Average           Annual  Average           Annual  Average           Annual
                           Balance  Interest  Rate   Balance  Interest  Rate   Balance  Interest  Rate
Assets
Interest bearing deposits
  with banks..............$    214 $     13   5.90%  $    103 $       6  5.72% $     30 $      2  6.78%
Federal Funds sold......... 13,110      730   5.57%     7,376       398  5.39%    7,583      449  5.92%


Investment securities:
  U.S. Treasury securities. 28,330    1,679   5.93%    28,789     1,686  5.86%   28,696    1,675  5.84%
  U.S. Government agencies. 33,508    2,100   6.27%    33,895     2,192  6.47%   27,999    1,761  6.29%
  State and Municipal
   securities.............. 60,324    4,702   7.79%    57,966     4,615  7.96%   48,884    4,083  8.35%
  Other securities......... 66,207    4,131   6.24%    57,189     3,535  6.18%   66,990    4,294  6.41%
                           -------  -------  ------  --------   ------- ------ --------  ------- -----
Total investment securities188,369   12,612   6.70%   177,839    12,028  6.76%  172,569   11,813  6.85%
  Loans:
  Commercial...............265,638   24,021   9.04%   245,018    22,276  9.09%  226,032   21,284  9.42%
  Consumer.................133,125   11,927   8.96%   130,044    11,401  8.77%  106,171    9,766  9.20%
  Mortgages................ 47,983    3,814   7.95%    41,046     3,330  8.11%   32,739    2,771  8.46%
  Leases................... 50,811    5,221  10.28%    46,420     4,865 10.48%   41,974    4,350 10.36%
                           -------  -------  ------  --------   ------- ------ --------  ------- -----
Total loans................497,557   44,983   9.04%   462,528    41,872  9.05%  406,916   38,171  9.38%
                           -------  -------  ------  --------   ------- ------ --------  ------- -----
Total earning assets.......699,250   58,338   8.34%   647,846    54,304  8.38%  587,098   50,435  8.59%
Allowance for loan losses.. (7,863)                    (7,863)                   (7,155)
Cash and due from banks.... 32,409                     30,238                    27,763
Other nonearning assets.... 65,518                     62,005                    51,629
                           -------                   --------                  --------
Total nonearning assets.... 90,064                     84,380                    72,237
                           -------  -------  ------  --------  -------- ------ -------- -------- -----
Total assets..............$789,314 $ 58,338   7.39%  $732,226  $ 54,304  7.42%  659,335 $ 50,435  7.65%
                          ========  =======  ======  ========  ======== ====== ========  ======= ======
Liabilities and Stockholders' Equity
Deposits:
  Demand deposits
   Noninterest bearing....$ 74,332 $      0   0.00%  $ 72,052  $      0  0.00%  $66,133 $      0  0.00%
  Demand deposits
   Interest bearing........267,987    6,931   2.59%   257,622     6,726  2.61%  239,036    7,181  3.00%
  Savings deposits......... 58,149    1,188   2.04%    58,232     1,288  2.21%   54,982    1,333  2.42%
  Time deposits............262,681   14,805   5.64%   229,835    12,695  5.52%  194,512   10,579  5.44%
                           ------- --------  ------  --------   ------- ------ --------  -------  -----
Total deposits.............663,149   22,924   3.46%   617,741    20,709  3.35%  554,663   19,093  3.44%
Other borrowed funds....... 35,316    2,402   6.80%    30,578     2,114  6.91%   29,143    2,060  7.07%
Other liabilities.......... 18,894                     17,122                    14,856
Stockholders' equity....... 71,955                     66,785                    60,673
                           ------- --------  ------  --------  ------- ------  --------  -------  -----
Total liabilities and
  Stockholders' equity....$789,314 $ 25,326   3.21%  $732,226  $ 22,823  3.12% $659,335 $ 21,153  3.21%
                          ========  ========  ====== ========  ======== ====== ========  =======  =====
Net interest income/
 Average total assets......        $ 33,012   4.18%            $ 31,481  4.30%          $ 29,282  4.44%
Net interest income/
 Average earning assets....        $ 33,012   4.72%            $ 31,481  4.86%          $ 29,282  4.99%


     Net interest income on a fully taxable equivalent basis increased by $1,531,000 in 1997 compared to an increase of $2,199,000 in 1996. Table 2 indicates that of the increase in 1997, $1,788,000 was the result of increased volumes. This figure was reduced by $257,000 due to changes in interest rates. The increase in 1996 resulted in $2,910,000 from increased volumes while a reduction of $711,000 was realized due to changes in interest rates.

     For the year 1997 compared to 1996, loan volumes, on average, increased over $35 million and income earned on loans increased $3,111,000, tax adjusted. This compares to a volume increase of nearly $56 million in 1996 over 1995 with an increase in income earned on loans amounting to $3,701,000. As a result of increased volumes in 1997, nearly $3.2 million contributed to the increase in income on loans.
Rates charged on loans decreased in 1997. The decrease in rates reduced interest $60,000 in income earned on loans.
Increased volume in loans in 1996 contributed over $5.2 million to the increase in income, while a decrease in interest rates reduced income earned on loans by $1.5 million.

     Total investment securities, on average, increased over $10.5 million in 1997 over 1996 compared to an increase of over $5.2 million in 1996 over 1995. Increased volume in both periods was primarily responsible for the increase in interest income on securities. Table 2 indicates that, of the increase in interest income in 1997, $712,000 was the result of increased volume while a decrease in interest rates caused a $128,000 reduction. Increased volume in securities in 1996 contributed nearly $361,000 to the increase while a decrease in rates caused a $146,000 reduction.

     Interest income on federal funds sold contributed $332,000 to the increase in net income in 1997 over 1996. Increased volume, as well as increased rates, combined to produce this increase.

     Interest bearing deposits, on average, grew over $43 million in 1997. The major portion of the increase in interest expense on deposits was generated on time deposits, as a result of increased volume and rates paid for these deposits. Although there were increased volumes on the other deposits, the decrease in rates paid on these deposits reduced the total interest expense by $163,000. Interest expense on interest bearing deposits increased over $1.6 million in 1996 over 1995. Increased volumes generated an increase of $2,558,000 while a reduction in income of $942,000 resulted from decreased rates.

     Interest expense on borrowed funds increased $288,000 in 1997 over 1996 compared to an increase of $54,000 in 1996 over 1995. The major portion of the increase in these periods was a result of increased volume.

Table 2 - Analysis of Changes in Net Interest Income

     The rate-volume variance analysis set forth in the table below, which is computed on a tax equivalent basis, compares changes in net interest income for the periods indicated by their rate and volume components.

,caption>
                              1997 Versus 1996                  1996 Versus 1995
                              Increase (Decrease)               Increase (Decrease)
                               Due to Changes in                 Due to Changes in
                         Volume       Rate        Total     Volume       Rate        Total
Interest Income
Interest on deposits
   with banks...........$     6    $      1   $       7   $      5    $     (1)    $     4
Interest on federal
   funds sold...........    309          23         332        (12)        (39)        (51)
Interest on investment
   securities...........    712        (128)        584        361        (146)        215
Interest and fees on
   loans................  3,171         (60)      3,111      5,216      (1,515)      3,701
                        -------    --------   ---------   --------    --------     -------
Total interest income...$ 4,198    $   (164)  $   4,034   $  5,570    $ (1,701)    $ 3,869
                        -------    --------   ---------   --------    --------     -------
Interest Expense
Interest on
  interest-bearing
   demand deposits......$   271    $    (66)  $     205   $    558    $ (1,013)    $  (455)
Interest on
  savings deposits......     (2)        (97)        (99)        79        (124)        (45)
Interest on
  time deposits.........  1,814         295       2,109      1,921         195       2,116
Interest on
  borrowed funds........    327         (39)        288        102         (48)         54
                        -------    --------    --------   --------    --------    --------
Total interest expense..$ 2,410    $     93   $   2,503   $  2,660    $   (990)    $ 1,670
                        -------    --------    --------   --------    --------    --------
Net interest income.....$ 1,788    $   (257)  $   1,531   $  2,910    $   (711)    $ 2,199
                        =======    ========    ========   ========    ========    ========

Provision for Loan Losses

     The provision for loan losses charged against earnings was $1,129,000 in 1997 compared to $580,000 in 1996 and $534,000 in 1995. The provision reflects the amount deemed appropriate by management to produce an adequate reserve to meet the present and foreseeable risk characteristics of the loan portfolio. Management's judgement is based on the evaluation of individual loans and their overall risk characteristics, past loan loss experience, and other relevant factors. Net charge-offs amounted to $1,199,000 in 1997, $560,000 in 1996 and
$394,000 in 1995.  Gross charge-offs for 1997 were $1,502,000, an increase over the $703,000 reported in 1996. The increases in the provision for loan losses, gross and net charge-offs were a result of a reduction in asset quality in the consumer loan portfolio, particularly the installment and credit card portfolios.
Personal bankruptcies played a significant role in the losses.
Management has instituted certain changes in underwriting criteria in an effort to reduce the risk of similar increases in the future.
Management does not expect to experience a similar increase in losses in 1998 in the consumer portfolio. Management believes that despite the increase in the losses in 1997, the percentage of net losses to average loans and leases is comparable to the Bank's peers.

     The allowance for loan losses as a percent of loans at December 31, 1996 was 1.65%, while at December 31, 1997 it was 1.51%.

Non-Interest Income

Table 3 - Non-Interest Income

                                            1997/1996               1996/1995
                                             Increase                Increase
                                            (Decrease)              (Decrease)
                                   1997   Amount     %     1996   Amount    %     1995
Income from fiduciary activities.$ 1,513 $   374   32.8% $1,139  $   283   33.1% $  856
Service charges on deposit
   accounts....................... 2,909     424   17.1%  2,485      475   23.6%  2,010
Other service charges, commissions
   and fees....................... 1,456     512   54.2%    944      124   15.1%    820
Mortgage banking income........... 1,305     113    9.5%  1,192      667  127.0%    525
Other operating income............ 4,539   1,015   28.8%  3,524      338   10.6%  3,186
Investment securities gains or
   (losses).......................   208      50   31.7%    158      158     .0%      0
                                  ------  ------  ------ ------  -------  ------ ------
Total............................$11,930 $ 2,488   26.4% $9,442  $ 2,045   27.7% $7,397
                                 ======= =======  ====== ======  =======  ====== ======

     Non-interest income, recorded as other operating income, consists of income from fiduciary activities, service charges on deposit accounts, other service charges, commissions and fees, mortgage banking income and other income such as safe deposit box rents and income from operating leases.

     Income from fiduciary activities in the amount of $1,513,000 in 1997 was $374,000 or 32.8% greater than the $1,139,000 recorded in 1996. Income in 1996 was $283,000 or 33.1% greater than the $856,000 recorded in 1995. Fees increased primarily due to increased transaction volumes.

     Service charges on deposit accounts increased to $2,909,000, an increase of $424,000 or 17.1% over the $2,485,000 reported for 1996. Service charges on deposit accounts in 1996 were $475,000 more than the $2,010,000 reported for 1995. General increases in service charges on various accounts, as well as, transaction volume produced the increases for the periods reported. Management continuously monitors fee structure and makes changes where they believe appropriate.

     Other service charges, commissions and fees were $1,456,000 in 1997 compared to $944,000 in 1996 and $820,000 in 1995. The increase in 1997 over 1996 was $512,000 or 54.2%. The significant increase in 1997 is attributable to the introduction of ATM charges. Other contributors to the increase were fees received on mutual fund transactions and fees on the Bank's debit card.

     Income from mortgage banking activities increased to $1,305,000 in 1997 from $1,192,000 in 1996. Mortgages sold in the secondary market in 1997 increased to approximately $40.9 million from $33.2 million in 1996. All mortgages sold were originated by the Bank's mortgage department or the branch network. No mortgages were acquired from third parties, nor have servicing rights been purchased from third parties. A low interest rate environment in 1997, as well as an expansion in mortgage products and services resulted in the increase in volume in 1997. The Bank retains mortgage servicing rights on the majority of mortgages originated and sold on the secondary market. The Bank's mortgage servicing portfolio was $175 million as of December 31, 1997 compared to $155 million on December 31, 1996.

     Another component of the mortgage banking increase in profit was caused by implementation of FASB 122 (subsequently replaced by FASB 125) which required that mortgage servicing rights be recognized for their economic value, as of January 1, 1996. Mortgage servicing has a value because of the value of the future servicing income to be recieved over the life of a mortgage.
The value of servicing rights is available through third party purchasers in private transactions. The Bank has developed business relationships with a third party mortgage company, which sets the values of mortgage servicing rights based upon the mortgage company's price offerings. The Bank recognized $470,805 in mortgage servicing values in 1996 for its originated servicing portfolio, when in previous years no value was recognized.
In 1997, the amount recognized was $549,756. Mortgage servicing rights are recorded as an asset and recognized directly to income as if the servicing had been sold. The asset is amortized as a charge to earnings over the estimated servicing life of the associated mortgage. Mortgage servicing assets, as of December 31, 1997, and 1996 were $892,000 and $442,000, respectively. Actual pay-off of mortgages serviced with a recorded asset value are immediately charged against earnings.

     Other operating income increased $1,015,000 to $4,539,000 in 1997 from $3,524,000 in 1996. Other income was $3,186,000 in 1995. Income generated from operating leases was a major contributor to this increase.
Income on operating leases increased approximately $400,000 in 1997 over 1996. Gains realized on the sale of real estate and equipment, which amounted to $456,000, also added to the increase.

     Investment securities transactions reflect a gain of $208,000 in 1997 compared to a gain of $158,000 in 1996 on securities sold from the available-for-sale securities. There were no securities sold in 1995.

     The Bank does not engage in trading activities. Therefore, the adoption of SFAS 115 did not impact current year earnings.

     As a result of these changes in the components of non-interest income, total other operating income increased $2,488,000 in 1997 over 1996 compared to an increase of $2,045,000 in 1996 over 1995.

Non-Interest Expense

Table 4 - Non-Interest Expense

                                         1997/1996               1996/1995
                                          Increase                Increase
                                         (Decrease)              (Decrease)
                                   1997   Amount    %      1996   Amount    %     1995
Salaries and employee benefits...$16,398 $ 1,371   9.1%  $15,027 $1,987   15.2% $13,040
Net occupancy expense............. 2,290     181   8.6%    2,109    388   22.5%   1,721
Furniture & equipment expense..... 2,480     436  21.3%    2,044    439   27.4%   1,605
FDIC insurance assessment.........    81      79   ---         2   (620) (99.7%)    622
Other operating expense........... 6,833     376   5.8%    6,457    918   16.6%   5,539
                                   -----  ------  -----   ------  -----   ----- -------
Total............................$28,082 $ 2,443   9.5%  $25,639 $3,112   13.8% $22,527
                                 =======  =======  =====  ======  ======  ===== =======

          Non-interest expense consists of salaries and employee benefits, net occupancy expense, furniture and equipment expense and other operating expenses.

     Total operating expenses for 1997 were $28,082,000 compared to $25,639,000 in 1996. This represents an increase of $2,443,000 or 9.5%. This compares to an increase of $3,112,000 of 13.8% in 1996.

     The largest component of the Corporation's other operating expense is salaries and employee benefits, which increased to $16,398,000 in 1997 or $1,371,000 (9.1%) over the $15,027,000 reported in 1996.  In 1996, expenses increased $1,987,000 (15.2%)
over the $13,040,000 reported in 1995. The increases in 1997 and 1996 were primarily due to increases in staff as well as increases in wages and the increased cost of employee benefits. During 1996, four branch offices were opened. In December 1995, two branch offices were acquired from another financial institution.
Each of these acquisitions contributed to the increase in 1996.
Three of the branches opened in 1996 were opened in the last quarter of 1996.

     Occupancy expense increased $181,000 or 8.6% to $2,290,000 in 1997 from $2,109,000 in 1996. By comparison, during 1996, there was an increase of $388,000 or 22.5%. Three new branch offices were opened in the last quarter of 1996. In addition, on December 4, 1996, the Bank purchased property located at 1097 Commercial Avenue, East Petersburg, Pennsylvania situated on 12.7 acres with a building containing approximately 123,000 square feet. The building now houses the Bank's Administrative Service Center, as well as other departments of the Bank. Town & Country, Inc., a wholly owned subsidiary of the Bank, also occupies this building.
These additions contributed to the increase in occupancy expense in 1997.
As noted, the Bank added four branch facilities to its network in 1996. In addition, the Bank completed construction of a new headquarters building in 1995 that also includes branch banking facilities and two branch offices were acquired from another financial institution in December 1995. These additions and expenses relating to occupancy such as real estate taxes, insurance, utilities, maintenance and janitor services contributed to the increase in occupancy expense.

     Furniture and equipment expenses were $2,480,000 in 1997 and $2,044,000 in 1996. This represents an increase of $436,000 or 21.3%. The increase in 1996 over 1995 was $439,000 or 27.4%. Reflected in this increase is a $244,000 increase in depreciation expense in 1997. Service contracts on equipment also contributed to the increase in 1997.

     The FDIC insurance assessment reflects an increase of $79,000 in 1997 over 1996. On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 to recapitalize the Savings
Association Insurance Fund ("SAIF") administered by the Federal Deposit Insurance Corporation ("FDIC") and to provide for repayment of the FICO (Financial Institution Collateral Obligation) bonds issued by the United States Treasury Department. The FDIC levied a one-time special assessment on SAIF deposits equal to 65.7 cents per $100 of the SAIF-assessable deposit base as of March 31, 1995.
During 1997, 1998 and 1999, the Bank Insurance Fund ("BIF") will pay $322 million of FICO debt service, and SAIF will pay $458 million. During 1997, 1998 and 1999, the average regular annual deposit insurance assessment is estimated to be about 1.29 cents per $100 of deposits for BIF deposits and 6.44 cents per $100 of deposits for SAIF deposits. Individual institution's assessments will continue to vary according to their capital and management ratings.
As always, the FDIC will be able to raise the assessments as necessary to maintain the funds at their target capital ratios provided by law. After 1999, BIF and SAIF will share the FICO costs equally.
Under current estimates, BIF and SAIF assessment bases would each be assessed at the rate of approximately 2.43 cents per $100 of deposits. The FICO bonds will mature in 2018-2019, ending the interest payment obligation. The legislation caused the Bank to experience an increase in the 1997 FDIC assessment over the 1996 assessment.

      Other operating expense increased $376,000 or 5.8% in 1997 compared to an increase of $918,000 in 1996. The 1997 increase is consistent with rising costs associated with the acquisition of services in this category of expense. Expenses in this category include postage, Pennsylvania Shares Tax, advertising and marketing, professional services, telephone, stationery and forms, ATM fees, insurance premiums, expense of other real estate owned and other expense categories not specifically identified on the income statement. Contributing to the increase in 1997 were increases in Pennsylvania Shares Tax, professional services, postage, MAC fees and telephone expense.

Income Taxes

     Income tax expense was $3,491,000 in 1997 compared to $3,147,000 in 1996 and $3,039,000 in 1995. These increases were a result of higher levels of taxable income and increased earnings each year. The Corporation's effective tax rate was 25.1%, in 1997, compared with 24.3%, in 1996, and 25.3%, in 1995. Use of tax credits in 1997 and 1996 resulted in a lower effective tax rate than 1995 even though income before taxes increased. Additional information relating to income taxation is presented in the Notes to Consolidated Financial Statements.

Financial Condition

Investment Portfolio

Table 5 - Investment Securities at Cost

     The following table shows the amortized cost of the held-to-maturity securities owned by the Corporation as of the dates indicated. Investment securities are stated at cost adjusted for amortization of premiums and accretion of discounts.

                                                    December 31,
                                           1997        1996         1995
U.S. Treasury securities................$   6,537   $  12,888    $  18,837
Obligations of other U.S. Government
  agencies and corporations.............    9,696      11,607       18,473
Obligations of states and political
  subdivisions..........................   45,816      37,584       40,212
Mortgage-backed securities..............    1,575       2,076        3,854
Other bonds, notes and debentures.......   18,574      27,269       38,944
                                        ---------   ---------    ---------
Subtotal................................   82,198      91,424      120,320
Non-marketable securities...............    2,957       2,798        2,565
                                        ---------   ---------    ---------
Total...................................$  85,155   $  94,222    $ 122,885
                                        =========   =========    =========

The following table shows the amortized cost and fair value of the available-for-sale securities owned as of the dates indicated.

                                                            December 31,
                                              1997               1996                 1995
                                     Amortized   Fair   Amortized    Fair    Amortized    Fair
                                        Cost     Value     Cost      Value       Cost     Value
                                    --------- --------- --------  -------- ----------- --------
 U.S. Treasury securities............$  24,435 $  24,625 $ 13,611  $ 13,598  $  11,046  $ 11,155
 Obligations of other U.S. Government
   agencies and corporations..........  26,821    27,008   18,800    18,718     15,489    15,632
 Obligations of states and political
   subdivisions.......................  21,840    22,571   20,488    20,819     19,622    19,945
 Mortgage-backed securities...........     832       829    1,125     1,117      1,249     1,242
 Other bonds, notes and debentures....  42,955    43,178   22,752    22,771     19,013    19,247
                                      -------- --------- --------  --------  ---------  --------
 Subtotal............................. 116,883   118,211   76,776    77,023     66,419    67,221
 Equity securities....................     174     3,263      171     2,352         88     1,746
                                      -------- --------- --------  --------  ---------  --------
 Total................................$117,057 $ 121,474 $ 76,947  $ 79,375  $  66,507  $ 68,967
                                      ======== ========= ========  ======== ==========  ========

Table 6 - Investment Securities (Yields)

     The following table shows the maturities of held-to-maturity debt securities at amortized cost as of December 31, 1997 and approximate weighted average yields of such securities. Yields are shown on a tax equivalent basis, assuming a 34% Federal income tax rate.

                                Over 1 thru     Over 5 thru
             1 Year and less      5 Years         10 Years     Over 10 Years      Total
               Amount  Yield   Amount  Yield   Amount  Yield   Amount  Yield  Amount   Yield
U.S. Treasury
 securities....$ 3,999 5.71% $ 2,538  5.99% $    ---    ---%  $  ---   ---% $ 6,537  5.82%
Obligations of
 other U.S.
 Government
 agencies and
 corporations..  5,452 5.79%   3,256   6.06%     988   6.48%    ---    ---%    9,696  5.95%
Obligations of
 states and
 political sub-
 divisions.....  3,966 5.96%  11,264   7.40%  21,463   7.62%   9,123  7.58%   45,816  7.41%
Mortgage-backed
 securities....     60 8.62%   1,102   8.68%     226   8.55%     187  7.61%    1,575  8.53%
Other bonds,
 notes and
 debentures....  9,476 6.15%   9,098   6.53%     ---    ---%     ---   ---%   18,574  6.34%
               ------- ----- -------- ------ -------- ------  ------- ------ -------- -----
               $22,953 5.96% $27,258   6.87% $ 22,677  7.58%  $ 9,310  7.58% $82,198  6.89%
               ======= =====  ======= ====== ========  =====  ======= ====== ======== =====

     The following table shows the maturities of available-for-sale debt securities at amortized cost as of December 31, 1997 and approximate weighted average yields of such securities. Yields are shown on a tax equivalent basis, assuming a 34% Federal income tax rate.

                                  Over 1 thru     Over 5 thru
               1 Year and less      5 Years         10 Years     Over 10 Years      Total
                 Amount  Yield   Amount  Yield   Amount  Yield   Amount  Yield   Amount  Yield
U.S. Treasury
 securities....$  4,500  4.17% $ 19,622   6.13%$    313  6.21% $  ---     ---%  $ 24,435  5.77%
Obligations of
 other U.S.
 Government
 agencies and
 corporations..   1,299  5.98%   19,876   6.26%   5,646  6.66%    ---     ---%    26,821  6.33%
Obligations of
 states and
 political sub-
 divisions.....     603  7.93%    4,119   7.14%  15,308  7.91%   1,810   7.91%    21,840  7.77%
Mortgage-backed
 securities....     278  5.85%      554   5.91%     ---   ---%     ---    ---%       832  5.89%
Other bonds,
 notes and
 debentures....   4,952  6.13%   38,003   6.49%     ---   ---%     ---    ---%    42,955  6.45%
                ------- ------  -------  ------ -------  -----  -------  -----  -------- ------
                $11,632  5.44%  $82,174   6.38% $21,267  7.55%  $ 1,810  7.91%  $116,883  6.52%
                ======= ======  =======  ====== =======  =====  =======  =====  ======== ======

Loans

Table 7 - Loan Portfolio

     The following table sets forth the composition of the Corporation's loan portfolio as of the dates indicated:

                                                      December 31,
                               1997           1996         1995         1994       1993
Commercial, financial and
  agricultural..............$  271,605   $  239,701   $  228,058   $  208,918  $  191,431
Real estate-construction...      6,045        5,608        6,378        8,542      10,265
Real estate-mortgage.......     49,438       45,373       33,124       30,505      22,335
Consumer...................    132,778      136,989      116,210      106,921     101,256
Lease financing (net of
  unearned income).........     52,207       47,346       43,904       38,771      35,443
                            ----------   ----------   ----------   ----------   ---------
Total loans.................$  512,073   $  475,017   $  427,674   $  393,657   $ 360,730
                            ==========   ==========   ==========   ==========   =========


Table 8 - Loan Maturity and Interest Sensitivity

     The following table sets forth the maturity and interest sensitivity of the loan portfolio as of December 31, 1997:

                                                   After one
                                         Within    but within     After
                                        one year   five years   five years   Total

Commercial, financial and agricultural..$ 121,240    $ 129,905   $ 20,460  $ 271,605
Real estate-construction................    1,009        5,036       none      6,045
                                        ---------    ---------   --------   --------
                                        $ 122,249    $ 134,941   $ 20,460  $ 277,650
                                        =========    =========   =========  =========

     Loans due after one year totaling $94,632,000 have variable interest rates. The remaining $60,769,000 in loans have fixed rates.


Table 9 - Nonaccrual, Past Due and Restructured Loans

     The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans:

                                            December 31,
                              1997     1996     1995     1994     1993
Nonaccrual loans...........$  1,314 $  1,193 $  1,010 $  2,127 $  2,960
Accruing loans, past due
  90 days or more.........      787      737      330    1,127      522
Restructured loans........    2,105     none     none     none     none
                           -------- -------- -------- -------- --------
Total nonperforming loans..   4,206    1,930    1,340    3,254    3,482
Other real estate owned....     341       81      252      759      251
                           -------- -------- -------- -------- --------
Total nonperforming assets.$  4,547 $  2,011  $ 1,592  $ 4,013 $  3,733
                           ======== ========  ======= ======== ========

Ratios:
  Non-performing loans to
     total loans..........     .82%     .41%     .31%     .83%     .97%
  Non-performing assets to
     total loans and other
     real estate owned....     .89%     .42%     .37%    1.02%    1.04%
  Non-performing assets to
     total assets..........    .54%     .26%     .22%     .63%     .63%
  Allowance for loan losses to
     non-performing loans..  183.8%   404.1%   580.6%   234.8%   206.2%


     The economic conditions within the Corporation's market area remained healthy in 1997. The unemployment rate for Lancaster County, which is the Bank's primary market area was 2.9%. The jobless rate during 1997 hovered close to 3%, which was the lowest or second lowest in the state.
Lancaster County's unemployment rate has historically been and continues to be one of the lowest among Pennsylvania's 14 metropolitan regions. It also remains well below the state unemployment rate of 4.80%, as reported for December 1997. Management believes that the unemployment rate for 1998 is expected to mirror that of 1997 with little movement in either direction. Management believes that Lancaster's labor market is expected to remain one of the tightest in the state.

     Lancaster County also was strong compared to the national unemployment levels. The U.S. unemployment rate was at 4.70% in December 1997 compared to 5.3% in December 1996. The average for the year of 4.9% was the best since 1973. Unemployment hasn't been lower since 1969. Economists do not anticipate much change this year in the health of labor markets and believe the unemployment rate will drift toward 4.5% or a shade lower before rising late in the year toward 5%.

     The Bank's loan delinquency, as a percent of loans outstanding, declined during 1997.  At December 31, 1997, the rate was at .83%
compared to .96% and .58% for December 31, 1996 and December 31,
1995, respectively.   The average delinquency rate
of .99% for 1997 did increase compared to .77% in 1996. The increase in the average delinquency rate is primarily attributable to increases in the retail portfolio, particularly in the installment and credit card portfolios. The Bank is not immune to the continued rise in the number of bankruptcies that occurred in 1997 and 1996 nationwide. While management believes delinquency rates could continue an upward trend during 1998, management does not expect that they will approach the national delinquency rates. The .83% remains well below the accepted level established by management and below that of the Bank's peers. During the year, total nonaccrual loans and other real estate owned increased to $1,655,000 from $1,274,000 at December 31, 1996. Total non-performing assets increased to $4,547,000 compared to $2,011,000 for December 31, 1996, representing a 126.1% increase. The increase in the total non-performing assets is primarily attributed to the restructure of a series of loans to one borrower involving $2,105,000. There are no commitments to lend additional funds to this borrower in relation to the restructured loans. A loan is categorized as restructured if the original interest rate on the loan, repayment terms or both are restructured due to a deterioration in the financial condition of the borrower. In the case of the above referenced loans, the Bank is secured by real estate. The loans are current and have performed in accordance with the contractural terms, both prior to and after the restructure. Accrual of interest on these loans continues.

     The Bank's reserve coverage declined during the year. Reserves, as a percent of non-performing loans, declined to 184% compared with 404% for December 31, 1996, and 581% for December 31, 1995.
This decline in reserve coverage is a result of the restructured loans in 1997 which were not present in 1996 and 1995.

     A portion of the Bank's loan portfolio consists of loans to agricultural-related borrowers. These loans are made for a variety of purposes within the industry. Lancaster County continues to be the top agricultural county in the state, leading Pennsylvania in production of most crops and all livestock with the exception of sheep.
Dairy production remains Lancaster County's number one agricultural industry. The Lancaster County dairy industry suffered in 1997 due to a steep drop in milk prices. During the later part of 1997, milk prices edged up slightly. Management hopes that this portion of the loan portfolio will continue to show growth, but notes that agricultural loans are susceptible to a variety of external factors such as adverse climate, economic conditions, etc., in addition to factors common to other industries.

     In 1997, Lancaster County's residental real estate market enjoyed a strong year. Through November 1997, houses sold countywide were up 5.4% during the same 11-month period in 1996. Residential construction contracts, however, dropped 6% between 1996 and 1997,. Reasonably low interest rates, a continuing strong economy and minimal inflation accounted for the sales performance. Strong home sales are predicted through at least the first half of 1998. Non-residential contracts increased by 25% over 1996.
The year 1998 is expected to be equivalent to 1997.

     Most of the Bank's business activity is with customers located within the Bank's defined market area. The majority of the Bank's real estate loans are located within this area, therefore both a debtor's ability to honor his obligations and increases and decreases in the market value of the real estate collateralizing loans are affected by the level of economic activity in Lancaster County.

       The Bank's general policy is to cease accruing interest on loans when management determines that a reasonable doubt exists as to the collectibility of additional interest. Interest income on these loans is only recognized to the extent payments are received. Loans on a nonaccrual status were $1,314,000 at December 31, 1997, compared to $1,193,000 at December 31, 1996. If interest income had been recorded on all such loans for the years indicated, such interest income would have been increased by approximately $152,755 and $116,567 for 1997 and 1996 respectively. Interest income recorded on nonaccrual loans was $20,020 and $27,532 for 1997 and 1996, respectively. Potential problem loans are included as performing loans, and are loans with respect to which possible credit problems of the borrower cause management to doubt the ability of the borrower to comply with present repayment terms. These loans may eventually result in disclosure as non-performing loans. At
December 31, 1997, the Bank had no loans to disclose as potential problem loans.

     The Corporation implemented SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," an amendment of SFAS No. 114, at the beginning of 1995.
The Bank defined impaired loans as all loans on nonaccrual status and restructured, except those specifically excluded from the scope of SFAS No. 114, regardless of the credit grade assigned by loan review committee. All impaired loans are measured using the fair value of the collateral for each loan. When an impaired loan is measured as less than the recorded investment in the loan, the Bank compares the impairment measured to the existing allowance assigned to the loan. If the impairment is greater than the allowance, the Bank adjusts the existing allowance to reflect the greater amount or takes a charge to the provision for loan losses in that amount. If the impairment is less than the existing allowance for a particular loan, no adjustment to the allowance or to the provision for loan and lease losses is made.
The Bank was not required to adjust for impaired loans for the periods indicated.

     The following table presents information concerning impaired loans at December 31:

                                                       1997   1996
  Gross impaired loans which have allowances..........$3,419 $1,193
     Less: Related allowances for loan losses.........  (410)  (179)
                                                      ------ ------
  Net impaired loans..................................$3,009 $1,014
                                                      ====== ======
     The increase in impaired loans is primarily attributable to the restructure of a series of loans to one borrower involving $2,105,000. A loan is categorized as restructured if the original interest rate on the loan, repayment terms or both are restructured due to a deterioration in the financial condition of the borrower that otherwise would not have been granted. In the case of the above referenced loans, the Bank is fully secured with real estate.
The loans are current and have performed in accordance with the contractural terms, both prior to and after the restructure.
Accrual of interest on these loans continue.

     At December 31, 1997, there were no concentrations exceeding 10% of total loans. A concentration is defined as amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly affected by changes in economic or other conditions. There were no foreign loans outstanding at December 31, 1997.

Allowance for Loan Losses

Table 10 - Summary of Loan Loss Experience

                                        Years ended December 31,
                                1997     1996     1995     1994     1993
Allowance for Loan Losses:
Beginning balance.............$ 7,800  $ 7,780  $ 7,640  $ 7,180  $ 5,400
Loans charged off during year:
  Commercial, financial and
    agricultural..............     43       37       50      157      194
  Real estate mortgage........    419      184      252      235      392
  Consumer....................    919      458      360      360      290
  Lease financing.............    121       24       14       10       14
                              -------  -------  -------  -------  -------
  Total charge-offs...........  1,502      703      676      762      890
                              -------  -------  -------  -------  -------
Recoveries:
  Commercial, financial and
    agricultural..............      4        5      117       61      157
  Real estate mortgage........    112       42       72        2        8
  Consumer....................    122       88       91       77       63
  Lease financing.............     65        8        2        1       12
                              -------  -------  -------  -------  -------
  Total recoveries............    303      143      282      141      240
                              -------  -------  -------  -------  -------
Net loans charged off.........  1,199      560      394      621      650
Additions charged to
  operations..................  1,129      580      534    1,081    2,430
                              -------  -------  -------  -------  -------
Balance at end of year........$ 7,730  $ 7,800  $ 7,780  $ 7,640  $ 7,180
                              =======  =======  =======  =======  =======

Ratio of net loans charged
  off to average loans
  outstanding.................   .24%     .12%     .10%     .17%     .18%
Ratio of net loans charged
  off to loans at end of year.   .23%     .12%     .09%     .16%     .18%
Net loans charged off to
  allowance for loan losses..  15.51%    7.18%    5.06%    8.13%    9.05%
Net loans charged off to
  provision for loan losses.. 106.20%   96.55%   73.78%   57.45%   26.75%
Allowance for loan losses as a
  percent of average loans...   1.55%    1.69%    1.91%    2.04%    2.01%
Allowance for loan losses
  as a percent of loans at
  end of year................   1.51%    1.65%    1.82%    1.95%    2.00%
Allowance for loan losses
  as a percent of
  nonperforming loans........  183.8%    404.1%   580.6%   234.8%   206.2%

          The Corporation experienced a 113.7% increase in gross charge-offs in 1997. Net charge-offs increased 114.1% in 1997. The increase in charge offs was a result of a reduction in asset quality in the consumer loan portfolios, particularly the installment and credit card portfolios. Personal bankruptcies played a significant role in the losses. Management has instituted certain changes in underwriting criteria in an effort to reduce the risk of increases in the future. For the year, the Corporation recorded net charge-offs of $1,199,000 or .24% of average loans outstanding, compared to $560,000 or .12% of average loans in 1996 and $394,000 or .10% of average loans in 1995.

     The provision for loan losses charged to operating expense reflects the amount deemed appropriate by management to produce an adequate reserve to meet the present risk and inherent risk in the loan portfolio. Management performs a quarterly assessment of the loan portfolio to determine the appropriate level of the allowance. The factors considered in this evaluation include, but are not limited to, estimated loan losses identified through a loan review process, general economic conditions, deterioration in pledged collateral, past loan experience and trends in delinquencies and nonaccruals. Management uses available information to determine the appropriate level of the allowance for possible loan losses. However, the allowance may be affected in the future based upon changes in the economic conditions and other factors.
While there can be no assurance that material amounts of additional loan loss provisions will not be required in the future, management believes that, based upon information presently available, the amount of the allowance for possible loan losses is adequate.

     Management has not targeted any specific coverage ratio of non-performing loans by the allowance for loan losses and the coverage ratio may fluctuate based on loans placed into or removed from non-performing status.

Table 11 - Allocation of Allowance for Loan Losses

                                                     December 31,
                                                   1997        1996
 Commercial, financial and agricultural..........$ 3,529     $ 3,471
 Real estate - mortgage..........................     25           5
 Consumer........................................    910         590
 Leases..........................................    599         620
 Unallocated.....................................  2,667       3,114
                                                 -------     -------
 Total...........................................$ 7,730     $ 7,800
                                                 =======     =======

Deposits

Table 12 - Average Deposit Balances and Rates Paid

     The average amounts of deposits and rates paid for the years indicated are summarized below:

                                          1997             1996             1995
                                     Amount   Rate    Amount   Rate    Amount   Rate
Demand deposits.....................$ 74,332   ---   $ 72,052   ---   $ 66,133   ---
Interest-bearing demand deposits.... 267,987  2.59%   257,622  2.61%   239,036  3.00%
Savings deposits....................  58,149  2.04%    58,232  2.21%    54,982  2.42%
Time deposits....................... 262,681  5.64%   229,835  5.52%   194,512  5.44%
                                    --------  -----  --------  -----  --------  -----
                                    $663,149  3.46%  $617,741  3.35%  $554,663  3.44%
                                    ========  =====  ========  =====  ========  =====


Table 13 - Deposit Maturity

     The maturities of time deposits of $100,000 or more are summarized below:

                                                       December 31,
                                                     1997       1996
    Three months or less..........................$ 11,058   $  6,095
    Over three thru six months....................   6,541      6,112
    Over six thru twelve months...................   9,209      9,026
    Over twelve months............................  10,357      5,963
                                                   -------    -------
    Total.........................................$ 37,165   $ 27,196
                                                   =======    =======

Capital
     Total stockholders' equity increased over $4.8 million or 7% in 1997 to $73,987,000. Total stockholders' equity at December 31, 1996 of $69,179,000 represented an increase of nearly $5.3 million or 8.3% over the $63,909,000 reported at December 31, 1995. The increase for 1997 was the difference between net income of $10.4 million less dividends declared of approximately $5.1 million. Adding to the increase in stockholders' equity was an increase in net unrealized gains on available-for-sale securities in the
amount of $1.3 million.   These increases were to some
degree offset by the repurchase of outstanding common stock throughout the year. Treasury stock purchased during the period was $3.3 million. The Corporation issued $1.5 million in treasury shares.
The major portion of the increase in 1996 was due to net income of $9.8 million less dividends declared $4.5 million.
During 1997, the Corporation announced that the Board of Directors authorized the repurchase of up to 140,000 shares of the outstanding common stock. During 1997, the Corporation repurchased 127,751 shares for $3.3 million. The Corporation used, during 1997, 55,868 shares of treasury stock for the Dividend
Reinvestment Plan and 1,600 shares for the Director's Compensation Plan.

     Federal regulatory authorities promulgate risk-based capital guidelines that are applicable to banks and bank holding companies in an effort to make regulatory capital more responsive to the risk exposure related to various categories of assets and off-balance sheet items. These guidelines require that banking organizations meet a minimum risk-based capital, define the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of capital requirements. The components of total capital are called Tier 1 and Tier 2 capital. In the case of the Bank, Tier 1 capital is the shareholders' equity and Tier 2 capital is the allowance for loan losses. The risk-based capital ratios are computed by dividing the components of capital by risk-weighted assets. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet items. Regulatory authorities have decided to exclude the net unrealized holding gains and losses on available-for-sale securities from the definition of common stockholders' equity for regulatory capital purposes. However, national banks will continue to deduct unrealized losses on equity securities in their computation of Tier 1 capital. Therefore, national banks will continue to report the net unrealized gains and loses on available-for-sale securities in the reports of condition and income submitted to federal regulators as required by SFAS 115 and the financial reports prepared in accordance with generally accepted accounting principles, but will exclude these amounts from calculations of Tier 1 capital. In addition, national banks should use the amortized cost of available-for-sale debt securities (as opposed to fair value) to determine the average total assets as well as the risk-weighted assets used in the calculations of the leverage and risk-based capital ratios. The ratios below and in Table 14 reflect the above definition of common stockholders' equity which includes common stock, capital surplus and retained earnings, less net unrealized holding losses on available-for-sale equity securities with readily determinable fair values.
The Bank's ratios at December 31, 1997, 1996 and 1995 were above the final risk-based capital standards that require Tier 1 capital of at least 4% and total risk-based capital of 8% of risk-weighted assets. The Tier 1 capital ratio at December 31, 1997 was 10.23% and the total risk-based capital ratio was 11.38%, which exceeds the minimum capital guidelines.
Tier 1 capital ratio was 10.68% and the total risk-based capital ratio was 11.93% at December 31, 1996 while Tier 1 capital ratio was 10.95% and the total risk-based capital ratio was 12.21% at December 31, 1995. At December 31, 1997, the Corporation and the Bank, exceeded all capital requirements and are considered to be "well capitalized."

Table 14 - Capital and Performance Ratios

     The following are selected ratios for the years ended December 31:

                                                   1997       1996     1995
   Return on average assets......................  1.32%      1.34%    1.36%
   Return on average equity...................... 14.89%     15.01%   15.02%

   Dividend payout ratio......................... 48.79%     45.95%   58.48%
   Average total equity to average assets........  8.89%      8.95%    9.10%
   Total equity to assets at year end............  8.45%      8.87%    8.79%
   Primary capital ratio.........................  9.28%      9.80%    9.78%
   Tier 1 risk-based capital ratio............... 10.23%     10.68%   10.95%
   Total risk-based capital ratio................ 11.38%     11.93%   12.21%


Liquidity

     Liquidity is the ability to meet the requirements of customers for loans and deposit withdrawals in the most economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost. Liquidity from asset categories is provided through cash, noninterest-bearing and interest-bearing deposits with banks, federal funds sold and marketable investment securities maturing within one year. Investment securities maturing within one year were $34,585,000 at December 31, 1997 compared to $27,169,000 at December 31, 1996.
Interest-bearing deposits with banks were $643,498 at December 31, 1996 compared to $14,565 at December 31, 1997. Federal funds sold totaled $28,150,000 at December 31, 1997 compared to $24,150,000 at December 31, 1996. Securities available-for-sale as of December 31, 1997 were $121,474,497 compared to $79,374,627 as of December 31, 1996.

     The loan portfolio also provides an additional source of liquidity due to the Bank's participation in the secondary mortgage market. Sales of residential mortgages in the secondary market were approximately
$40.9 million in 1997 and $33.2 million in 1996, which allowed the Bank to meet the needs of customers for new mortgage financing.
The loan portfolio also provides significant liquidity through repayment of loans by maturity or scheduled amortization payments.

     On the liability side, liquidity is available through customer deposit growth and short term borrowings. Federal Home Loan Bank available borrowing capacity as of December 31, 1997 was $16,800,000 with existing capital stock ownership. Federal funds purchased lines are also in place.

     Management monitors liquidity daily because customer deposit levels fluctuate daily and loan fundings, maturities and investment purchases occur with irregularity.

     The amount of liquidity needed is determined by the changes in levels of deposits and in the demand for loans. Management believes that these mentioned sources of funds provide sufficient liquidity.

New Financial Accounting Standard

     In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125 - "Accounting for Transfers and Servicing of Financial Assets and
Extinguishments of Liabilities." This Statement amends and extends to all servicing assets and libilities the accounting standards for mortgage servicing rights now in FASB Statement No. 65, "Accounting for Certain Mortgage Banking Activities," and supercedes FASB Statement No. 122, "Accounting for
Mortgage Servicing Rights." SFAS No. 125 establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on the consistent application of the financial-components approach.
This approach requires the recognition of financial assets and servicing assets that are controlled by the reporting entity, the derecognition of financial assets when control is surrendered and the derecognition of liabilities when they are extinguished.
Specific criteria are established for determining when control has been surrendered in the transfer of financial assets. Liabilities incurred and deriviatives obtained by transferors in connection with the transfer of financial assets are measured at fair value, if practicable. Servicing assets and other retained interests in transferred assets are measured by allocating any prior carrying amount between the assets sold, if any, and the interest retained, if any, based on the relative fair values of the assets at the date of transfer. Servicing assets retained are then subject to amortization and assessment for impairment. As issued, this Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively.

     The FASB became aware that the volume and variety of certain transactions and the related changes to information systems and accounting processes necessary to comply with the requirements of SFAS No. 125 would make it extremely difficult, if not impossible, for some affected companies to comply by January 1, 1997. As a result, in December 1996, the FASB issued FASB No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" that defers, for one year, the effective date of certain provisions, as well as accounting for transfers and servicing for repurchase agreements, dollar-roll, securities lending and similar transactions. Therefore, this Statement shall be effective for such transfers of financial assets after December 31, 1997. Management does not expect the adoption of SFAS No. 127 to have a material effect on the financial position or results of operations of the Corporation.

     In February 1997, the FASB issued SFAS No. 128 - "Earnings per Share," effective for periods ending after December 15, 1997. SFAS
No. 128 is designed to simplify the computation of earnings per share and requires disclosure of "basic earnings per share" and, if applicable, "diluted earnings per share." Earlier application is not permitted. The Statement requires restatement of all prior period earnings per share data when adopted. Management does not expect SFAS No. 129 to material impact on the Corporation's reported earnings per share.

     In February 1997, SFAS No. 129 - "Disclosure of Information about Capital Structure" was issued by the FASB, which establishes standards for disclosing information about an entity's capital structure. It consolidates the disclosure requirements that were previously covered in APB-10, APB-15 and FAS-47.
The Statement is effective for periods ending after December 15, 1997.
Managemnt does not expect SFAS No. 129 to have a material impact on the Corporation.

     In June 1997, the FASB issued Statement No. 130 - "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Statement No. 130 requires that all items that are required to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Statement No. 130 is effective for fiscal years beginning after December 15, 1997. This
Statement will require the Corporation to set forth additional disclosures in the Corporation's financial statements.

     In June 1997, the FASB issued SFAS No. 131 - "Disclosures about
Segments of an Enterprise and Related Information." This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Statement also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement supersedes FASB No. 14,
- "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers.
It amends FASB Statement No. 94 - "Consolidation of All Majority-Owned Subsidiaries," to remove the special disclosure requirements for previously unconsolidated subsidiaries.
The Statement is effective for fiscal years beginning after December 15, 1997. This Statement will require the Corporation to set forth additional disclosures in the Corporation's financial statements.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

Discussion of Market Risk and Interest Rate Sensitivity

    As a financial institution, the primary component of the Bank's market risk is interest rate volatility. Changes in interest rates will ultimately impact the Bank's interest income from earning assets and the interest expense from funding sources (deposits and debt).

    Based upon the Bank's nature of operations, the Bank is not subject to foreign currency exchange or commodity price risk. The Bank's market area for loans and deposits is concentrated in Lancaster County, Pennsylvania and as such is subject to risks associated with the local economy. The Bank does not own any trading assets.
The Bank does not have any hedging transactions in place such as interest rate swaps and caps.

     Management endeavors to control the exposure of earnings to changes in interest rates. The Bank's asset/liability committee manages interest rate risk by various means including '"Gap" management and internally developed models and reports. In 1997, the Bank also utilized Sheshunoff Interest Rate Risk management services and IBAA investment portfolio valuation services to enhance risk exposure review. Interest repricing of assets and liabilities is measured over future time periods (interest rate sensitivity gaps). While all time gaps are measured, management's primary focus is the cumulative gap through six months, as this time frame directly impacts net interest income in the near term time horizon and is most difficult to make reactive adjustment to actual rate movements.

     The Bank has various investments structured to change investment yield with current market conditions. Assets subject to repricing include federal funds sold (repricing daily), loans floating to "treasury bill" indexes
(repricing monthly) and loans tied to "prime" or other indexes subject to immediate change. Other factors effecting income are maturing and contracted repayments and\ prepayments of existing loans and investments. These cash flows will be re-invested at current market yields.

    The Bank's funding liabilities (customer deposits and borrowed funds) have more complex repricing characteristics, since interest bearing deposits are subject to rate change but are not specifically indexed to "prime" or "treasury" indexes. Time certificates and borrowed money are subject to interest rate change at maturity. The Bank's deposit funding is essentially comprised of "core" deposits that have been historically loyal and stable, and these deposits, with the exception of certificates of deposit, have not been rate sensitive. All interest rates do not move in full and equal amounts for loans and deposits. Deposit rates historically lag loans in rate movement, and rate movement occurs to a smaller degree for deposits than loans. Modeling is used to forecast projected impact to the net interest margin as a result of rate movements, either increasing or decreasing. Historic pricing correlations are calculated for all interest-bearing deposit products for rate change repricing impact as - immediate, monthly, and annually over a five year time period.
As illustrated in Table 15, management's view of interest rate sensitivity reflects a calculated interpretation of net interest margin exposure to rate changes. Pricing correlations are constantly refined by management. There is no guarantee that past history will accurately reflect future changes.

Table 15 - Interest Rate Sensitivity Gaps

                         0-30     31-90     91-180   181-365  Over 1   Over 2    Over 3    Over 4     Over
                         Days      Days      Days     Days   to 2 Yrs to 3 Yrs  to 4 Yrs  to 5 Yrs    5 Yrs
 Assets
Fed Funds sold......$  28,150 $       0 $       0 $       0 $       0 $       0 $       0 $       0  $     0
Investment securities-
 Maturities..........   5,252     8,325    11,735    19,150    34,185    27,889    21,376    18,017   61,507
Loans-Variable Rate.. 101,135
Loans-Fixed Rate.....   2,241    13,973    19,927    35,098    59,621    54,961    46,254    38,029   88,191
Leases-Finance.......   2,287     4,568     4,868     8,942    15,905     9,273     5,888       473        3
Allowance for loan
 losses..............       0         0         0         0         0         0         0         0   (7,730)
Non-earning assets...       0         0         0         0         0         0         0         0  105,995
                     --------  --------  --------  --------  --------  --------  --------  --------  -------
Total...............$ 139,065 $  26,866 $  36,530 $  63,190 $ 109,711 $  92,123 $  73,518 $  56,519 $247,966
Cumulative..........$ 139,065   165,931   202,461   265,651   375,362   467,485   541,003   597,522  845,488

Liabilities & Capital
Interest Deposits-NOW,
 Super NOW, Savings &
 Money Market.......$  63,752 $  14,420 $   5,620 $  11,240 $  19,089 $  19,089 $  19,089 $  19,089 $170,662
C/D - Maturities....   12,608    34,328    41,464    69,022    99,392    29,818     5,916     1,498        0
Borrowings-
 Banking activity...    3,001         2         3         6        12       962       681        12      320
Borrowings-
 Leasing activity...    1,255     2,510     5,020     7,157     7,080     7,291         0         0        0

Non Interest Bearing
 Deposits...........        0         0         0         0         0         0         0         0   82,565
Non Interest Bearing
 Liabilities........        0         0         0         0         0         0         0         0   17,528
Stockholders'Equity.        0         0         0         0         0         0         0         0   73,987
                     --------  --------  --------  --------  --------  --------  --------  --------  -------
Total...............$  80,616 $  51,260 $  52,107 $  87,425 $ 125,573 $  57,160 $  25,686 $  20,599 $345,062
Cumulative..........$  80,616 $ 131,876 $ 183,983 $ 271,408 $ 396,981   454,141   479,827   500,426  845,488

Period GAP (Dollars)$  58,449 $ (24,394)$ (15,577)$ (24,235)$ (15,862)$  34,963 $  47,832 $  35,920 $(97,096)
as % of Total Assets        7%       -3%       -2%       -3%       -2%        4%        6%        4%     -11%
Cumulative GAP
 (Dollars)..........$  58,449 $  34,055 $   18,478$  (5,757)$ (21,619)$  13,344 $  61,176 $  97,096 $     0
as % of Total Assets        7%        4%         2%      -1%       -3%        1%        7%       11%      0%

    During 1997, the net interest income tax-equivalent yield margin on average
earning assets dropped to 4.72% from 4.86% in 1996.   Prime rate in 1997
started at 8.25%, increased in March to 8.50% and stayed
at that level for the remainder of the year.  The average
tax-equivalent yield on earning assets decreased
in 1997 to 8.34%, down from 8.38% in 1996.   Average earning assets
increased by $51,400,000 in 1997. Average deposit funding increased $45,400,000 in 1997. Total deposit funding cost increased to 3.46% from 3.35% in 1996. Compression of the net interest margin was primarily a result of growth in certificates of deposit funding as a percentage of total funding mix, local competitive cost for these certificates of deposits, and a very competitive local market for loans.

    Future change in net income as a result of interest rate change is
presented in the graph (Table 15a).   This analysis, completed by Sheshunoff,
depicts the projected change to income resulting from interest rate movements. The Bank's risk to interest rate movement illustrates that the future income of the Bank will increase with increasing market rates. Future income would increase by 6.01% and 11.84% with market rate increases of 1.00% and 2.00% respectively. Future income would decrease by 2.21% and 6.13% with market rate decreases of 1.00% and 2.00% respectively. These projections assume that management does not actively manage the balance sheet during changing market environments.

    Present value of equity as a result of interest rate change is presented
in the graph (Table 15b).   This analysis, completed by Sheshunoff,
depicts the projected change in the market value of equity as result of interest rate movements. Future market value of equity would decrease by 2.55% and 5.15% with market rate increases of 1.00% and 2.00% respectively. Future market value of equity would increase by 2.49% and 4.09% with market rate decreases of 1.00% and 2.00% respectively.

               Table 15a                                 Table 15b

     1998 Net Income Projections                    Present Value Equity

 Changes in                                 Changes in
Basis Points    Net Income    % Change     Basis Points   Market Value   % Change
   -200          $ 8,542        -6.13%        -200          $117,135       4.09%
   -150            8,721        -4.16%        -150           116,229       3.29%
   -100            8,898        -2.21%        -100           115,334       2.49%
    -50            9,078        -0.24%         -50           114,459       1.72%
      0            9,099         0.00%           0           112,528       0.00%
     50            9,378         3.06%          50           111,137      -1.24%
    100            9,646         6.01%         100           109,660      -2.55%
    150            9,910         8.91%         150           108,179      -3.87%
    200           10,177        11.84%         200           106,738      -5.15%

Item 8 - Financial Statements and Supplementary Data

     (a) The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:
                                            Page
      Report of Independent Auditors                                31
      Consolidated Balance Sheets                                   32
      Consolidated Statements of Income                             33
      Consolidated Statements of Changes in Stockholders' Equity    34
      Consolidated Statements of Cash Flows                         35
      Notes to Consolidated Financial Statements                    36

     (b) The following supplementary data is set forth in this Annual Report on Form 10-K on the following pages:
      Summary of Quarterly Financial Data (Unaudited)               54



                     Trout, Ebersole & Groff, LLP
                     Certified Public Accountants
                           1705 Oregon Pike
                    Lancaster, Pennsylvania 17601
                            (717)569-2900
                          FAX (717) 569-0141


                     Independent Auditors' Report


Board of Directors and Shareholders
Sterling Financial Corporation and Subsidiaries
Lancaster, Pennsylvania

     We have audited the accompanying consolidated balance sheets of Sterling Financial Corporation and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sterling Financial Corporation and Subsidiaries at December 31,
1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

     As discussed in Note 2, the Corporation changed its method of accounting for mortgage servicing rights to adopt the provisions of the Financial Accounting Standards Board's SFAS No. 122, "Accounting for Mortgage Servicing Rights," at January 1, 1996.

                                              Trout, Ebersole & Groff, LLP

                                              Trout, Ebersole & Groff, LLP
                                              Certified Public Accountants

January 22, 1998
Lancaster, Pennsylvania

                    Consolidated Balance Sheets
           Sterling Financial Corporation and Subsidiaries
                                                                  As of December 31,
(Dollars in thousands)
                                                                    1997       1996
Assets
Cash and due from banks...........................................$ 34,292   $ 31,339
Interest-bearing deposits in other banks..........................      15        644
Federal funds sold................................................  28,150     24,150
Mortgage loans held for sale......................................     792      1,016
Investment Securities: (Note 4)
 Securities held-to-maturity
   (market value - $86,465 - 1997 and $94,778 - 1996).............  85,155     94,222
 Securities available-for-sale.................................... 121,474     79,375
Loans (Note 5).................................................... 512,073    475,017
  Less: Unearned income...........................................    (436)    (1,185)
        Allowance for loan losses (Note 6)......................... (7,730)    (7,800)
                                                                  --------    -------
Loans, net........................................................ 503,907    466,032
                                                                  --------    -------
Premises and equipment (Note 7)...................................  21,938     22,658
Other real estate owned...........................................     341         81
Accrued interest receivable and prepaid expenses..................  12,243     11,262
Other assets (Note 8).............................................  37,181     33,293
                                                                  --------    -------
Total Assets..................................................... $845,488   $764,072
                                                                   ========   ========

Liabilities
Deposits:
  Noninterest bearing.............................................$ 82,565   $ 82,175
  Interest bearing (Note 9)....................................... 636,096    564,861
                                                                  --------   --------
Total Deposits.................................................... 718,661    647,036
                                                                  --------   --------
Interest-bearing demand notes issued to U.S. Treasury (Note 10)...   3,000      2,741
Other liabilities for borrowed money (Note 10)....................  32,312     30,434
Accrued interest payable and accrued expenses.....................  10,165      8,705
Other liabilities.................................................   7,363      5,977
                                                                  --------   --------
Total Liabilities................................................. 771,501    694,893
Stockholders' Equity                                              --------   --------
Common Stock -(par value:$5.00)
  No. shares authorized: 1997 and 1996 - 35,000,000
  No. shares issued: 1997 - 6,237,009; 1996 - 6,237,009
  No. shares outstanding: 1997 - 6,149,795; 1996 - 6,220,078......  31,185     31,185
Capital surplus...................................................  16,321     16,325
Retained earnings.................................................  25,828     20,502
Net unrealized gain on securities available-for-sale, net of taxes   2,916      1,603
Less: Treasury Stock (87,214 shares in 1997 and
       16,931 shares in 1996) - at cost...........................  (2,263)      (436)
                                                                  --------   --------
Total Stockholders' Equity........................................  73,987     69,179
                                                                  --------   --------
Total Liabilities and Stockholders' Equity........................$845,488   $764,072
                                                                  ========   ========

See accompanying notes to financial statements

                  Consolidated Statements of Income
           Sterling Financial Corporation and Subsidiaries
                                                     For the years ended December 31,
(Dollars in thousands, except per share data)            1997        1996         1995
Interest Income
Interest and fees on loans...........................$  44,744   $  41,611    $  37,975
Interest on deposits in other banks..................       13           6            2
Interest on federal funds sold.......................      730         398          449
Interest and dividends on investment securities:
  Taxable............................................    7,681       7,442        7,526
  Tax-exempt.........................................    3,103       2,882        2,695
  Dividends on stock.................................      228         219          203
                                                     ---------   ---------    ---------
Total Interest Income................................   56,499      52,558       48,850
                                                     ---------   ---------    ---------
Interest Expense
Interest on time certificates of deposit of
  $100,000 or more...................................    1,710         934          893
Interest on all other deposits.......................   21,214      19,775       18,200
Interest on demand notes issued to the U.S. Treasury.      113          95          114
Interest on federal funds purchased..................        1          89           66
Interest on other borrowed money.....................    2,288       1,930        1,880
                                                     ---------   ---------    ---------
Total Interest Expense...............................   25,326      22,823       21,153
                                                     ---------   ---------    ---------
Net Interest Income..................................   31,173      29,735       27,697
Provision for loan losses (Note 6)...................    1,129         580          534
                                                     ---------   ---------    ---------
Net Interest Income after Provision for Loan Losses..   30,044      29,155       27,163
                                                     ---------   ---------    ---------
Other Operating Income
Income from fiduciary activities.....................    1,513       1,139          856
Service charges on deposit accounts..................    2,909       2,485        2,010
Other service charges, commissions and fees..........    1,456         944          820
Mortgage banking.....................................    1,305       1,192          525
Other operating income (Note 8)......................    4,539       3,524        3,186
Investment securities gains or (losses)..............      208         158         none
                                                     ---------   ---------    ---------
Total Other Operating Income.........................   11,930       9,442        7,397
                                                     ---------   ---------    ---------
Other Operating Expenses
Salaries and employee benefits (Note 11).............   16,398      15,027       13,040
Net occupancy expense................................    2,290       2,109        1,721
Furniture and equipment expense (including depreciation
 of $1,500 in 1997, $1,256 in 1996 and $917 in 1995).    2,480       2,044        1,605
FDIC insurance assessment............................       81           2          622
Other operating expenses.............................    6,833       6,457        5,539
                                                     ---------   ---------    ---------
Total Other Operating Expenses.......................   28,082      25,639       22,527
                                                     ---------   ---------    ---------
Income Before Income Taxes...........................   13,892      12,958       12,033
Applicable income taxes (Note 15)....................    3,491       3,147        3,039
                                                     ---------   ---------    ---------
Net Income...........................................$  10,401   $   9,811    $   8,994
                                                     =========   =========    =========
Earnings per common share:
  Net Income (Basic earnings per share)..............$    1.68   $    1.57    $    1.45
  Net Income (Diluted earnings per share)............$    1.68   $    1.57    $    1.45
Cash dividends declared per common share.............$     .82   $     .74    $     .89

See accompanying notes to financial statements

      Consolidated Statements of Changes in Stockholders' Equity
           Sterling Financial Corporation and Subsidiaries

                                                                           Net
                                                                        Unrealized
                                                                         Gain on
                                                                        Available-
                                 Shares                                  for-Sale
                                 Common   Common    Capital  Retained  Securities,   Treasury
                                  Stock    Stock    Surplus  Earnings  Net of Taxes   Stock   Total
(Dollars in thousands)
Balance, January 1, 1995.......5,874,417 $ 29,372  $  8,544 $   19,114 $      420   $ (165)$ 57,285
Net income....................                                   8,994                        8,994
Common stock issued
 Dividend Reinvestment Plan...    45,121      225     1,115                                   1,340
 Employee Stock Plan..........    13,148       66       325                                     391
Cash dividends declared -
 Common stock.................                                  (5,260)                      (5,260)
Purchase of Treasury Stock
 (41,880 shares)..............                                                       (1,252) (1,252)
Issuance of Treasury Stock
 Dividend Reinvestment Plan
 (40,528 shares)..............                            3                           1,204   1,207
Change in net unrealized gain on
 available-for-sale securities,
 net of taxes.................                                               1,204            1,204
                              ---------  --------  --------   --------  ---------- -------  --------
Balance, December 31, 1995....5,932,686    29,663     9,987     22,848       1,624    (213)  63,909
Net income....................                                   9,811                        9,811
Common stock issued
 Dividend Reinvestment Plan...    2,517        13        58                                      71
 Employee Stock Plan..........    5,690        28       140                                     168
Stock dividend issued -
 Common stock - 5%, including
  cash paid in lieu of
  fractional shares...........  296,116     1,481     6,144     (7,649)                         (24)
Cash dividends declared -
 Common stock.................                                  (4,508)                      (4,508)
Purchase of Treasury Stock
 (21,026 shares)..............                                                        (547)    (547)
Issuance of Treasury Stock
 Dividend Reinvestment Plan
 (8,435 shares)...............                           (3)                           247      244
 Employee Stock Plan
 (2,819 shares)...............                           (1)                            77       76
Change in net unrealized gain
 on available-for-sale
 securities, net of taxes......                                                (21)             (21)
                              ---------  --------  --------   --------  ---------- -------  -------
Balance, December 31, 1996....6,237,009    31,185    16,325     20,502       1,603    (436)  69,179
Net Income....................                                  10,401                       10,401
Cash dividends declared -
 Common stock.................                                  (5,075)                      (5,075)
Purchase of Treasury Stock
 (127,751 shares).............                                                      (3,302)  (3,302)
Issuance of Treasury Stock
 Dividend Reinvestment Plan
 (55,868 shares)..............                           (4)                         1,434    1,430
 Director's Compensation Plan
 (1,600 shares)...............                                                          41       41
Change in net unrealized gain
 on available-for-sale
 securities, net of taxes......                                              1,313            1,313
                              ---------  --------  --------   --------  ---------- -------  -------
Balance, December 31, 1997... 6,237,009  $ 31,185  $ 16,321   $ 25,828  $    2,916 $(2,263)  $73,987
                              =========  ========  ========   ========  ========== =======  =======
See accompanying notes to financial statements

                Consolidated Statements of Cash Flows
           Sterling Financial Corporation and Subsidiaries
                                                       For the years ended December 31,
(Dollars in thousands)                                   1997        1996         1995
Cash Flows from Operating Activities
Net Income...........................................$  10,401   $   9,811    $   8,994
Adjustments to reconcile net income to net cash
  provided by/(used in) operating activities:
   Depreciation......................................    1,948       1,625        1,198
   Accretion & amortization of investment securities.      266         356          367
   Provision for possible loan losses................    1,129         580          534
   Provision for deferred income taxes...............      638         824          579
   (Gain) on sale of property and equipment..........     (456)         (2)          (1)
   (Gain) on sales of investment securities..........     (208)       (158)        none
   (Gain) on sale of mortgage loans..................     (319)       (262)        (163)
   Proceeds from sales of mortgage loans.............   41,188      33,480       16,283
   Originations of mortgage loans held for sale......  (40,645)    (33,272)     (16,558)
   Change in operating assets and liabilities:
    (Increase) decrease in accrued interest receivable
     and prepaid expenses............................     (981)        517       (2,825)
    (Increase) in other assets.......................   (4,148)     (6,583)      (2,469)
     Increase (decrease) in accrued interest payable
      and accrued expenses...........................      822        (350)       1,915
     Increase (decrease) in other liabilities........      711         836         (753)
                                                     ---------   ---------    ---------
Net cash provided by/(used in) operating activities..   10,346       7,402        7,101
Cash Flows from Investing Activities
Proceeds from interest bearing deposits
  in other banks.....................................      968       1,023        1,052
Purchase of interest bearing deposits in other banks.     (339)     (1,643)      (1,052)
Proceeds from sales of investment securities
 available-for-sale..................................      214         670         none
Proceeds from maturities or calls of investment
 securities held-to-maturity.... ....................   30,541      37,508       30,095
Proceeds from maturities or calls of investment
 securities available-for-sale.......................   10,007       8,948        2,921
Purchases of investment securities held-to-maturity..  (22,185)     (9,791)     (46,273)
Purchases of investment securities available-for-sale  (49,678)    (19,310)      (6,926)
Federal funds sold, net..............................   (4,000)    (14,800)      (9,350)
Net loans and leases made to customers...............  (39,004)    (48,080)     (34,057)
Purchases of premises and equipment..................   (2,562)     (7,880)      (5,681)
Proceeds from sale of premises and equipment.........    1,790          49           11
                                                     ---------   ---------    ---------
Net cash provided by/(used in) investing activities..  (74,248)    (53,306)     (69,260)
Cash Flows from Financing Activities
Net increase in demand deposits, NOW and
  savings accounts...................................   18,429      12,013       32,041
Net increase in time deposits........................   53,195      24,918       41,062
Net increrase (decrease) in interest bearing demand
 notes issued to the U.S. Treasury...................      259         507         (680)
Proceeds from borrowings.............................   25,652      58,474       39,180
Repayments of borrowings.............................  (23,774)    (49,563)     (36,830)
Federal funds purchased, net.........................     none        none       (6,000)
Proceeds from issuance of common stock...............     none         239        1,731
Cash dividends paid..................................   (5,075)     (4,508)      (5,260)
Cash paid in lieu of fractional shares...............     none         (24)        none
Acquisition of treasury stock........................   (3,302)       (547)      (1,252)
Proceeds from issuance of treasury stock.............    1,471         320        1,207
                                                     ---------   ---------    ---------
Net cash provided by/(used in) financing activities..   66,855      41,829       65,199
                                                     ---------   ---------    ---------
Increase (decrease) in cash and due from banks.......    2,953      (4,075)       3,040
Cash and due from banks:
Beginning............................................   31,339      35,414       32,374
                                                     ---------   ---------    ---------
Ending...............................................$  34,292   $  31,339    $  35,414
                                                     =========   =========    =========
Supplemental Disclosure of Cash Flow Information:
Cash payments for:
  Interest paid to depositors and on borrowed money..$  24,702   $  22,637    $  19,937
  Income taxes.......................................    2,600       2,230        2,526
Supplemental Schedule of Noncash Investing and
  Financing Activities:
Other real estate acquired in settlement of loans....$     630   $     119    $     293
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

Note 2 - Summary of Significant Accounting Policies

  Business - Sterling Financial Corporation, through its subsidiary bank, Bank of Lancaster County, N.A., and its subsidiary, Town & Country, Inc., provides a full range of banking services to individual and corporate customers. The principal market area is Lancaster County, Pennsylvania. Sterling Financial Corporation and the Bank of Lancaster County, N.A. are subject to competition from other financial institutions. Both are subject to regulations of certain federal agencies and, accordingly, they are periodically examined by those regulatory authorities.

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

   Accounting for Mortgage Servicing Rights - FASB Statement No. 122, "Accounting for Mortgage Servicing Rights - an amendment of FASB Statement
No. 65," effective for fiscal years beginning after December 15, 1995, establishes accounting standards for recognizing servicing rights on mortgage loans. The Corporation has historically originated mortgage loans as a normal business activity, selling the mortgages on the secondary market to Federal Home Loan
Mortgage Corporation and Federal National Mortgage Association and retaining all mortgage servicing. Mortgage sale income has been recorded on a "net" gain/loss basis. FASB No. 122 requires recognition of servicing "value" as an asset and immediate income as though mortgage servicing has been sold rather than retained. The servicing asset valuation must be amortized over the expected servicing life of the mortgage portfolio. In addition, the mortgage servicing asset must be valued periodically for impairment, based upon review of expected servicing life in relation to current market rates. The implementation of FASB No. 122 results in a greater recognition of income from mortgage origination and sales activity and a corresponding decrease of servicing income over the serviced mortgage portfolio life.

     In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 - "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement amends and extends to all servicing assets and liabilities the accounting standards for mortgage servicing rights now in FASB Statement No. 65, "Accounting for Certain Mortgage Banking Activities," and supercedes FASB Statement No. 122, "Accounting for Mortgage Servicing Rights." This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. The application of this Standard did not have a material effect on earnings. The FASB also subsequently issued FASB No. 127 that delayed until January 1, 1998, the effective date of certain provisions of FASB 125. Transactions subject to the later effective date include securities lending, repurchase agreements, dollar-rolls and similar secured financing arrangements.
Application of the new rules is not expected to have a material impact on Sterling's consolidated financial statements.

  Mortgage Loans Held for Sale - Mortgage loans held for sale are recorded at the lesser of current secondary market value or the actual book value of loans.

Note 3 - Restrictions on Cash and Due From Banks

     The Bank is required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank, against their deposit liabilities. The average amount of these reserve balances for the year ended December 31, 1997 was approximately $3,389,000. Balances maintained at the Federal Reserve Bank are included in cash and due from banks.

Note 4 - Investment Securities

     Securities pledged to secure government and other public deposits, trust deposits, short-term borrowings, and other balances as required or permitted by law were carried at $49,320,182 in 1997 and $47,763,546 in 1996.

     The amortized cost and fair values of investment securities held-to-maturity are as follows:

                                                    December 31, 1997
                                                      Gross       Gross
                                        Amortized   Unrealized  Unrealized    Fair
                                           Cost       Gains       Losses      Value
  U.S. Treasury securities............$     6,537  $       16  $        3  $   6,550
  Obligations of other U.S. Government
    agencies and corporations.........      9,696          26          10      9,712
  Obligations of states and political
    subdivisions......................     45,816       1,129          14     46,931
  Mortgage-backed securities..........      1,575          84           1      1,658
  Other bonds, notes and debentures...     18,574          95          12     18,657
                                       ----------   ---------   ---------   --------
  Subtotal............................     82,198       1,350          40     83,508
  Nonmarketable equity securities.....      2,957        none        none      2,957
                                       ----------   ---------   ---------   --------
  Total...............................$    85,155  $    1,350  $       40  $  86,465
                                       ==========   =========   =========   ========

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

     The amortized cost and fair values of held-to-maturity debt securities at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



                                                    December 31, 1997
                                                    Amortized     Fair
                                                      Cost        Value
        Due in one year or less................$     22,893  $    22,929
        Due after one year through five years..      26,321       26,553
        Due after five years through ten years.      22,286       23,018
        Due after ten years....................       9,123        9,350
                                                -----------  -----------
                                                     80,623       81,850
        Mortgage-backed securities.............       1,575        1,658
                                                -----------  -----------
                                                $    82,198  $    83,508
                                                ===========  ===========

     The amortized cost and fair values of investment securities available-for-sale are as follows:

                                                  December 31, 1997
                                                       Gross      Gross
                                        Amortized   Unrealized   Unrealized   Fair
                                          Cost         Gains      Losses      Value
  U.S. Treasury securities..............$ 24,435     $   211      $   21   $ 24,625
  Obligations of other U.S. Government
   agencies and Corporations............  26,821         208          21     27,008
  Obligations of states and political
   subdivisions.........................  21,840         750          19     22,571
  Mortgage-backed securities............     832        none           3        829
  Other bonds, notes and debentures.....  42,955         281          58     43,178
                                        --------     -------      ------   --------
  Subtotal.............................. 116,883       1,450         122    118,211
  Equity securities and corporate
    stock...............................     174       3,089        none      3,263
                                        --------     -------      ------   --------
  Total.................................$117,057     $ 4,539      $  122   $121,474
                                        ========     =======      ======   ========

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
                                      ===========  ==========  =========   ========

     The amortized cost and fair values of available-for-sale debt securities at December 31, 1997 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                   December 31, 1997
                                                  Amortized     Fair
                                                    Cost        Value
        Due in one year or less...................$ 11,354    $ 11,356
        Due after one year through five years.....  81,619      82,224
        Due after five years through ten years....  21,268      21,941
        Due after ten years.......................   1,810       1,861
                                                  --------    --------
                                                   116,051     117,382
        Mortgage-backed securities................     832         829
                                                  --------    --------
                                                  $116,883    $118,211
                                                  ========    ========

     Proceeds from sales of investment securities available-for-sale during 1997 and 1996 were $214,000 and $670,095 respectively. Gains of $208,457 in
1997 and $158,373 in 1996 were realized on these sales. There were no sales of investment securities in 1995.

Note 5 - Loans

  Loans outstanding at December 31, are as follows:
                                                                   1997          1996
  Commercial, financial and agricultural.....................$    271,605  $    239,701
  Real estate - construction.................................       6,045         5,608
  Real estate - mortgage.....................................      49,438        45,373
  Consumer...................................................     132,778       136,989
  Lease financing receivables (net of unearned income).......      52,207        47,346
                                                             ------------  ------------
  Total loans, gross.........................................$    512,073  $    475,017
                                                             ============  ============

     Loans on a nonaccrual status amounted to $1,314,000 at December 31, 1997, compared to $1,193,000 at December 31, 1996. If interest income had been recorded on all such loans for the years indicated, such interest income would have increased by approximately $152,755 and $116,567 for 1997 and 1996 respectively. Restructured loans at December 31, 1997 amounted to $2,105,000. There were no restructured loans at December 31, 1996.

     SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," an amendment of SFAS No. 114, was implemented at the beginning of 1995. The Bank has defined impaired loans as all loans on nonaccrual status and troubled debt restructured loans, except those specifically excluded from the scope of SFAS No. 114, regardless of the credit grade assigned by loan review. All impaired loans were measured by utilizing the fair value of the collateral for each loan.
When the measure of an impaired loan is less than the recorded investment in the loan, the Bank will compare the impairment to the existing allowance assigned to the loan. If the impairment is greater than the allowance, the Bank will adjust the existing allowance to reflect the greater amount or take a corresponding charge to the provision for loan losses. If the impairment is less than the existing allowance for a particular loan, no adjustments to the allowance or the provision for loan and lease losses will be made. There was no adjustment necessary for the impaired loans for the periods indicated.

     The average amount of impaired loans for the fourth quarter of 1997 was $3,586,053 compared to $1,171,599 for the fourth quarter 1996, while the average for the year 1997 was $2,203,003 compared to $1,119,305 for 1996.

     The following table presents information concerning impaired loans at December 31:

                                                           1997     1996
     Gross impaired loans which have allowances..........$ 3,419   $1,193
        Less: Related allowances for loan losses.........   (410)    (179)
                                                         -------   ------
     Net impaired loans..................................$ 3,009   $1,014
                                                         =======   ======

Note 6 - Allowance for Loan Losses

  Changes in the Allowance for Loan Losses were as follows:

                                                          1997      1996      1995
Balance at January 1..................................$   7,800  $  7,780  $  7,640
Recoveries credited to allowance......................      303       143       282
Provisions for loan losses charged to income..........    1,129       580       534
                                                       --------  --------  --------
Total.................................................    9,232     8,503     8,456
Losses charged to allowance...........................    1,502       703       676
                                                       --------  --------  --------
Balance at December 31................................$   7,730  $  7,800  $  7,780
                                                      =========  ========  ========

Ratio of Allowance to loans, net of unearned income
  at end of year.....................................     1.51%     1.65%     1.82%

Note 7 - Premises and Equipment

  Premises and equipment at December 31, 1997 and 1996 is summarized as follows:

                                                            1997        1996
       Land.............................................$    3,539  $    3,756
       Buildings........................................    15,977      16,603
       Buildings under capitalized lease................       104         104
       Leasehold improvements...........................       796         813
       Equipment, furniture and fixtures................    12,604      11,553
       Construction in progress.........................      none         430
                                                        ----------  ----------
                                                            33,020      33,259
       Less: Accumulated depreciation...................   (11,082)    (10,601)
                                                        ----------   ----------
                                                        $   21,938  $   22,658
                                                        ==========  ==========

  Depreciation expense amounted to $1,947,904 in 1997, $1,625,184 in 1996 and $1,197,980 in 1995.

Note 8 - Other Assets

     Included in other assets for 1997 and 1996 is $30,650,237 and $26,533,442 respectively which represents operating leases generated by Town & Country, Inc. The income generated from the leases for 1997 and 1996 amounted to $3,050,664 and $2,647,810 respectively and is reflected in other operating income.

     The following schedule provides an analysis of Town & Country's investment in property on operating leases and property held for lease by major classes as of December 31, 1997 and 1996:
                                                        1997         1996
                   Construction equipment...........$      932   $       400
                   Transportation equipment.........    17,108        14,604
                   Automobiles......................    18,855        17,218
                   Manufacturing equipment..........     1,044           961
                   Trucks...........................    17,889        14,956
                   Other............................     5,107         4,028
                                                    ----------   -----------
                   Total............................    60,935        52,167
                   Less: Accumulated depreciation...   (30,285)      (25,634)
                                                    ----------   -----------
                                                    $   30,650   $    26,533
                                                    ==========   ===========

     The following is a schedule by years of minimum future rentals on noncancelable operating leases as of December 31, 1997:

                   Year ending December 31:
                   1998...............................$ 14,740
                   1999................................  2,441
                   2000................................    611
                   2001................................    320
                   2002................................    122
                                                       -------
                   Total minimum future rentals.......$ 18,234
                                                       =======
     Also included in other assets is mortgage servicing rights activity. The activity for the years ended December 31, 1997 and 1996 is as follows:

                                                        1997       1996
                Balance beginning of year.............$    442   $ none
                Capitalized mortgage servicing rights.     563      471
                Amortization..........................    (113)     (29)
                                                       -------   ------
                Balance at end of year................$    892   $  442
                                                       =======   ======

     The Corporation adopted, effective January 1, 1996, Statement of Financial Accounting Standards (SFAS) No. 122, "Accounting for Mortgage Servicing Rights," an ammendment of FASB Statement No. 65. In June 1996, the Financial Accounting Standards Board (FASB) issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement amends and extends to all servicing assets and liabilities the accounting standards for mortgage servicing rights now in FASB
Statement No. 65, "Accounting for Certain Mortgage Banking Activities," and supercedes SFAS No. 122. This Statement requires that servicing assets and liabilities be subsequently measured by (a) amortization in proporation to and over the period of estimated net servicing income or loss and (b) assessment for asset impairment or increased obligation based on their fair values. A valuation allowance will be recorded if the unamortized mortgage servicing rights exceed their fair value. There was no valuation allowance for servicing rights for the year ended December 31, 1997. Mortgage servicing rights are a result of originated mortgages. There have been no mortgage servicing rights purchased.

Note 9 - Time Certificates of Deposit

     At December 31, 1997 and 1996, time certificates of deposit of $100,000 or more aggregated $36,164,467 and $26,196,721 respectively.

Note 10 - Short-Term Borrowings and Other Liabilities for Borrowed Money

     The Bank maintains lines of credit with various correspondent banks to use as sources of short-term funds. Federal funds purchased, borrowings from the Federal Reserve Bank and interest bearing demand notes issued to the U.S. Treasury would be considered short-term borrowings. There were no federal funds purchased or borrowings from the Federal Reserve Bank at December 31, 1997 or 1996. Interest-bearing demand notes issued to U.S. Treasury were $3,000,000 and $2,741,000 for 1997 and 1996 respectively. In addition, the Bank maintains a line of credit with the Federal Home Loan Bank of Pittsburgh. Based on the amount of the Federal Home Loan Bank stock owned by the Bank, the maximum borrowing capacity at December 31, 1997 was $16,800,000. There were no advances from the Federal Home Loan Bank considered as short-term borrowings at December 31, 1997 or 1996.

     The average balance outstanding for any category of short-term borrowings during the periods reported was less than 30 per cent of stockholders' equity at the end of each period reported.

  The following represents other liabilities for borrowed money at December 31:

                                                                   1997        1996
    Notes payable-Town & Country, Inc.(Subsidiary of Bank)
      borrowings from various lenders for leasing operations......$30,313     $28,423
    Federal Home Loan Bank advances...............................  1,999       2,011
                                                                   ------      ------
    Total.........................................................$32,312     $30,434
                                                                   ======      ======

  Liabilities in connection with Town & Country, Inc. leasing operations are payable to various lenders at various terms. The estimated current portion of this debt is $15,941,971 at December 31, 1997. The borrowings from the Federal Home Loan Bank of Pittsburgh, which total $1,999,395, consist of three advances. An advance in 1993 in the amount of $950,000 carries an interest rate of 5.39% per year and matures September 13, 2000. In 1995 an advance was obtained in the amount of $668,700, at a rate of 6.41% per year and matures September 28, 2001. In 1996, $400,000 was advanced at the rate of 3% per year and matures March 7, 2011. The balance on this obligation at December 31, 1997 was $380,695.

Note 11 - Pension and Employee Stock Bonus Plan

     The Bank of Lancaster County, N.A. and its subsidiary, Town & Country, Inc. maintains a qualified non-contributory pension plan for their employees. The Plan specifies fixed benefits to provide a monthly pension benefit at age 65 for life equal to one and one-half percent of each participant's final average salary (highest five consecutive years' base compensation preceding retirement) for each year of credited service. Salary in excess of $160,000 (effective in the year 1997) is disregarded in determining a participant's retirement benefit pursuant to IRS regulations. All employees with one year of service who work at least 1,000 hours per year and who are at least age 21 are eligible to participate. A participant becomes
100% vested upon completion of five years with a vesting credit.

      Net periodic pension cost for 1997, 1996 and 1995 included the following:

                                              1997       1996       1995
          Service cost.......................$  583     $  614     $  579
          Interest cost......................   608        567        504
          Return on Plan assets..............(2,208)    (1,049)      (950)
          Net amortization and deferral...... 1,351        368        417
                                             ------     ------     ------
          Net periodic pension cost..........$  334     $  500     $  550
                                             ======     ======     ======

 The following table sets forth the Plan's funded status at December 31, 1997, 1996 and 1995:

 Actuarial present value of benefit obligations:
                                                            1997     1996     1995
 Accumulated benefit obligation, including vested
  benefits of $6,389,173 for 1997, $5,499,101 for 1996
  and $5,238,774 for 1995..................................$ 6,580  $ 5,551  $ 5,275
                                                           =======  =======  =======
Projected benefit obligation for service rendered to
 date......................................................$(9,670) $(8,451) $(8,143)
Plan assets at fair value.. ............................... 10,554    8,265    6,728
                                                           -------  -------  -------
Projected plan assets in excess of or (less than)
 benefit obligation........................................$   884 $  (186) $(1,415)
Unrecognized net (gain) or loss from past experience
 different from that assumed and effects of changes
 in assumptions............................................   (694)     449    1,495
Unrecognized net (asset) or obligation.....................   (138)    (207)    (276)
Unrecognized prior service cost............................   (111)    (120)    (128)
                                                           -------  -------  -------
Prepaid (accrued) pension cost included
 in other assets (liabilities).............................$   (59) $   (64) $  (324)
                                                           =======  =======  =======

     The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7% and 4.50%, respectively, at December 31, 1997. The expected long-term rate of return on plan assets in 1997 was 9%.

     The Bank of Lancaster County maintained during 1997, an Employee Stock Plan (the "Plan") which was approved by the shareholders in 1982. All employees of the Bank who have attained the age of 18, have completed one year of service and worked at least 1,000 hours per year are eligible to participate in the Plan. Outside directors are not eligible to participate in the Plan. Employees of Town & Country, Inc., a wholly-owned subsidiary of the Bank participate only in the salary deferral feature of the Plan.

     The Plan has two components, a salary deferral feature and a performance incentive feature. Under the salary deferral feature of the Plan, a participant may make voluntary contributions to the Plan each year of between 2% and 10% of compensation. The Bank will make a matching contribution equal to 25% of each participant's voluntary contributions, up to the first 6%. Under the performance incentive feature of the Plan, the Bank contributes to the Plan each year an amount determined by the Board of Directors on the basis of the achievement by the Bank of certain performance objectives. Contributions made by the Bank to the Plan pursuant to the performance incentive feature are allocated to participants in the same proportion that each participant's compensation bears to the aggregate compensation of all participants.

     During 1997, the Plan was amended to allow participants to defer their contributions to five different investment alternatives. Previously, all contributions to the Plan were invested in Sterling Financial Corporation stock. The matching contributions and the performance incentive feature continue to be invested in Sterling Financial Corporation stock. The number of shares owned by the Employees Stock Plan at December 31, 1997 was 527,566 with an approximate market value of $16,486,000.

     Bank contributions to the Plan vest in each participant's account at the rate of 20% for each year of service. Normally, benefits may be paid from the Plan on retirement, termination, disability or death. Participants in the Plan may withdraw their own contribution earlier under several restricted conditions of hardship with approval of the Plan Committee. The Plan provides that each participant may vote the shares in his or her account through the Plan Trustee at any shareholder meeting. The Bank of Lancaster County Trust
Department serves as Trustee for the Plan. All dividends received on Sterling Financial Corporation stock are reinvested in additional shares of Sterling Financial Corporation stock. The amount of dividends received during 1997 amounted to $423,093.

     The contribution to the performance incentive portion of the Plan was $245,000, $235,000 and $216,000 for 1997, 1996 and 1995 respectively. The contribution to the salary deferral portion of the Plan was $100,682 in 1997, $75,619 in 1996 and $65,946 in 1995.

     Effective January 1, 1993, Sterling adopted Statement of Financial Accounting Standards No. 106 - "Employers' Accounting for Postretirement Benefits Other Than Pensions." Under SFAS No. 106, the cost of postretirement benefits other than pensions must be recognized on an accrual basis as employees perform services to earn the benefits.
This is a significant change from the previous generally accepted practice of accounting for these benefits which was on a cash basis. The accumulated postretirement benefit obligation at the date of adoption (the "transition obligation") could have been recognized in operations as the cumulative effect of an accounting change in the period of adoption, which would have resulted in an actuarially determined pre-tax charge to earnings of $1,026,457, or its recognition could be delayed by amortizing the obligation over future periods as a component of the postretirement benefit cost. Sterling adopted SFAS No. 106 by recognizing the transition on a delayed basis. The transition obligation in the amount of $1,026,457 is being amortized on a straight-line basis over a 20 year period which is the average remaining service period of active plan participants.

     The cost for postretirement benefits other than pensions consisted of the following components at December 31, 1997, 1996 and 1995:

                                              1997   1996   1995
             Service cost......................$ 77   $ 96   $ 93
             Interest cost.....................  86    100     99
             Amortization of unrecognized
              transition obligation...........   51     51     51
             Amortization of unrecognized
              prior service cost..............  (19)  none   none
             Amortization of unrecognized
              net (gain) or loss..............   (4)  none   none
                                              -----  -----  -----
             Net periodic postretirement
              benefit cost.................... $191   $247   $243
                                               ====   ====   ====

     Sterling's postretirement benefits other than pensions are currently not funded. The status of the plans at December 31, 1997, 1996 and 1995 is as follows:

     Actuarial valuation of accumulated postretirement benefit obligation:

                                                  1997    1996    1995
      Retirees..................................$  295  $  319  $  324
      Fully eligible active plan participants...   314     290     323
      Other active plan participants............   610     601     787
                                                 -----   -----   -----
                                                $1,219  $1,210  $1,434
      Unrecognized transition obligation........  (770)   (821)   (872)
      Unrecognized prior service cost...........   232     251    none
      Unrecognized net gain (loss)..............   315     195      56
                                                 -----   -----   -----
      Accrued postretirement benefit cost....... $ 996  $  835  $  618
                                                 =====   =====   =====

     The assumed postretirement health care cost trend rate used in measuring the accumulated postretirement benefit was 7% in 1997, decreasing by .5% per year to an ultimate rate of 5% in 2001 and remains at that level thereafter. The discount rate used to measure the accumulated postretirement benefit obligation was 7% in 1997.

     The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1997 by $241,275 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1997 by $40,761.

     The Board of Directors of the Bank adopted a Retirement Restoration Plan during 1996 for any officer whose compensation exceeded $160,000. The Plan was designed to "restore" the level of benefits which is lost to these employees under the organization's qualified retirement plans because of Internal Revenue Code restrictions.

     The Plan is designed to mirror the provisions set forth in the qualified retirement plans available to all Bank of Lancaster County employees -- the defined benefit pension plan, and the employee stock or 401(k) plan. The Plan allows for the calculation of benefits on the officer's salary in excess of $160,000. The effective date of the Plan was May 1, 1996.

     The net periodic pension cost for the Retirement Restoration Plan for 1997 and 1996 included the following:
                                                         1997    1996
                                                         ----    ----
      Service cost.....................................$    13 $    8
      Interest cost....................................     15      9
      Amortization of unrecognized prior service cost..     20     13
                                                       ------- ------
      Net periodic pension cost........................$    48 $   30
                                                       ======= ======

  Actuarial valuation of benefit obligation:

                                                         1997    1996
                                                         ----    ----
       Projected benefit obligation...................$   (216)$  (205)
       Fair value of plan assets......................       0       0
                                                      -------- -------
       Funded status..................................$   (216)$  (205)

       Unrecognized prior service cost................     146     167
       Unrecognized net (gain) or loss................      (8)      8
                                                      -------- -------
       Accrued retirement restoration plan liability..$    (78)$   (30)
                                                      ======== =======
Note 12 - Advertising

     The Corporation expenses advertising costs as incurred. The expenses for 1997, 1996 and 1995 were $569,484, $552,451 and $474,030 respectively.

Note 13 - Stock Options

     On November 19, 1996, the Board of Directors of the Corporation adopted the Sterling Financial Corporation 1996 Stock Incentive Plan (the "Stock Incentive Plan") which was approved by the shareholders of this Corporation at the 1997 Annual Meeting of Shareholders. The stated purpose of the Stock Incentive Plan is to advance the development, growth and financial condition of the Corporation. The Stock Incentive Plan provides for the issuance of shares of the Corporation's Common Stock to the Corporation's employees.
The shares of Common Stock that may be issued under the Stock Incentive Plan shall not exceed in the aggregate
500,000 shares of Common Stock.

     The Stock Incentive Plan is administered by a disinterested committee of the Corporation's Board of Directors. Incentive awards can be made in the form of incentive stock options, nonqualified stock options, stock appreciation rights or restricted stock as the disinterested committee deems appropriate.

     Sterling has elected to follow Accounting Principles Board Opinion No. 25, "Acccounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Accordingly, no compensation cost has been recognized. Had compensation cost been determined on the basis for fair value pursuant to FASB Statement No. 123, net income and earnings per share would have been reduced as follows:
                                           1997        1996        1995
     Net Income:                           ----        ----        ----
        As reported..................... $10,401     $ 9,811     $ 8,994
        Proforma - Granted..............  10,090       9,594       8,994
        Proforma - Exercisable..........  10,332       9,811       8,994

     Earnings Per Share:
        As reported - basic and diluted. $  1.68     $  1.57        1.45
        Proforma - Granted..............    1.62        1.54        1.45
        Proforma - Exercisable..........    1.67        1.57        1.45

Proforma disclosure of net income recognized compensation expense are not likely to be representative of the effects on net income for future years.


     The following is a summary of the status of the Plan:

                                    1997             1996             1995
                                     Weighted         Weighted         Weighted
                                      Average          Average          Average
                                     Exercised        Exercised        Exercised
                              Shares   Price   Shares   Price   Shares   Price
                              ------  -------  ------  -------  ------  -------
  Outstanding at January 1....32,850  $ 24.30       0  $    --       0 $     --
    Granted...................36,750    29.06  32,850    24.30       0       --
    Exercised.................     0       --       0       --       0       --
    Forfeited.................(1,500)   24.30       0       --       0       --
  Outstanding at December 31..68,100    26.87  32,850    24.30       0       --
  Options Exercisable at
   December 31................10,450    24.30       0       --       0       --
  Weighted Average Fair Value
   of Options granted during
   the year................... $8.45            $6.62                0

     The fair value of each option granted is estimated on the grant date using the Black-Scholes model. The following assumptions were made in estimating the fair value.
                    Assumption              1997       1996
               Dividend Yield..........      2.53%      2.91%
               Risk-Free Interest Rate.      5.78%      6.39%
               Expected Life...........   10 years   10 years
               Expected Volatility.....    12.103%    10.617%


Note 14 - Operating Leases

     The Bank leases certain banking facilities under operating leases which expire on various dates to 2022. Renewal options are available on these leases. Minimum future rental payments as of December 31, 1997 are as follows:
                                                     Operating
                                                       Leases
                       1998.........................$    574
                       1999.........................     509
                       2000.........................     333
                       2001.........................     275
                       2002.........................     189
                       Later years..................   1,784
                                                     -------
                       Total minimum future rental
                         payments...................$  3,664
                                                     =======

     Total rent expense charged to operations amounted to $587,126 in 1997, $562,547 in 1996 and $479,809 in 1995.

Note 15 - Applicable Income Taxes

     The effective income tax rates for financial reporting purposes are less than the Federal statutory rate of 34% for 1997, 1996 and 1995 for reasons shown as follows:

                                                        For the years ended December 31,
                                        Statutory          Statutory         Statutory
                                    1997   Rate      1996      Rate    1995     Rate
  Federal income tax expense
     at statutory rate............$ 4,723   34.0%   $ 4,406    34.0%  $ 4,091   34.0%
  Reduction resulting from:
   Nontaxable interest income...   (1,213)  (8.7%)   (1,153)   (8.9%)  (1,046)   (8.7%)
   Other, net....................    (112)   (.9%)     (186)   (1.4%)     (71)    (.6%)
                                   -------  ------   ------   ------  -------   ------
  Applicable Federal income taxes.$ 3,398   24.4%   $ 3,067    23.7%  $ 2,974    24.7%
  State income taxes..............     93     .7%        80      .6%       65      .6%
                                  -------- -------  -------   ------  -------   ------
  Applicable income taxes.........$ 3,491   25.1%   $ 3,147    24.3%  $ 3,039    25.3%
                                  =======  ======   =======   ======  =======   ======
  Taxes currently payable.........$                 $ 2,323           $ 2,460
  Deferred income taxes...........                      824               579
                                  -------           -------           -------
  Applicable income taxes.........$ 3,491           $ 3,147           $ 3,039
                                  =======           =======           =======

     The Corporation had net deferred tax credits of $5,639,000, $4,326,000 and $3,512,000 at December 31, 1997, 1996 and 1995 respectively. The tax effect of temporary differences that gave use to significant portions of the deferred tax liabilities at December 31, 1997 and 1996, are as follows:

                                                               December 31,
                                                            1997          1996
                                                            ----          ----
           Deferred tax assets:

             Allowance for loan losses.....................$ 2,628     $ 2,763
             Deferred loan fees and costs..................     29          43
             Postretirement benefits other than pensions...    339         292
             Foreclosed assets.............................      7           7
             Pension.......................................     49          47
             Other.........................................     79          38
                                                           -------     -------
               Total deferred tax assets...................$ 3,131     $ 3,190
                                                           =======     =======
           Deferred tax liabilities:

             Leasing....................................... (6,930)     (6,375)
             Depreciation..................................   (271)       (294)
             Unrealized gains on investments............... (1,501)       (826)
             Other.........................................    (68)        (21)
                                                           -------       -------
               Total deferred tax liabilities..............$(8,770)    $(7,516)
                                                           =======     =======
               Net deferred tax liability..................$(5,639)    $(4,326)
                                                           =======     =======
Amounts for the current year are based upon estimates and assumptions as of the date of this report and could vary from amounts shown on the tax return when filed. Accordingly, amounts previously reported for 1996 may change as a result of adjustments to conform to tax returns filed.

     The Financial Accounting Standards Board has issued Statement No. 109, "Accounting for Income Taxes," which significantly changes the recognition and measurement of deferred income tax assets and liabilities. Statement 109 requires that deferred income taxes be recorded on an asset/liability method and adjusted when new tax rates are enacted. The corporation adopted Statement No. 109 beginning with its year ending December 31, 1993. The Statement provides that the effect of its adoption may be recorded entirely in the year of adoption or retroactively by restating one or more prior years. The statement was retroactively applied to 1990.

Note 16 - Disclosures about Fair Value of Financial Instruments

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

     Loans - For certain homogenous categories of loans, such as some residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Lease contracts as defined in FASB Statement No. 13, "Accounting for Leases," are not included in this disclosure statement.

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

     Other Borrowings - Rates currently available to the Corporation for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

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

The estimated fair values of the Corporation's financial instruments are as follows:

                                                   1997                    1996
                                           ---------------------   --------------------
                                            Carrying     Fair       Carrying    Fair
                                             Amount      Value       Amount     Value
                                           ---------   ---------   ---------  ---------
      Financial Assets:
       Cash and short-term investments.....$ 34,307   $  34,307   $  31,983  $  31,983
       Investment securities
          held-to-maturity.................  85,155      86,465      94,222     94,778
       Investment securities
          available-for-sale............... 121,474     121,474      79,375     79,375

       Loans............................... 460,658                 428,687
        Less: Allowance for loan losses....  (7,131)                 (7,180)
                                          ---------   ---------   ---------  ---------
      Net loans...........................$ 453,527   $ 454,042   $ 421,507  $ 421,936

      Financial Liabilities:
        Deposits..........................$ 718,661   $ 680,629   $ 647,036  $ 649,315
        U.S. Treasury demand notes........    3,000       3,000       2,741      2,741
        Other borrowings..................   32,312      32,183      30,434     30,189

      Unrecognized financial instruments:*
        Interest rate swaps:
         In a net receivable position.....$    none   $    none   $    none  $    none
         In a net payable position........    (none)      (none)      (none)     (none)
        Commitments to extend credit......      (50)        (50)        (82)       (82)
        Standby letters of credit.........      (50)        (50)        (48)       (48)
        Financial guarantees written......    (none)      (none)      (none)     (none)

* The amounts shown under "Carrying Amount" represent accruals or deferred income
(fees) arising from those unrecognized financial instruments.

Note 17 - Commitments and Contingent Liabilities

     In the normal course of business, there are various commitments and contingent liabilities which are not reflected in the financial statements. These include lawsuits and commitments to extend credit, guarantees and letters of credit. In the opinion of management, there are no material commitments which represent unusual risks.

     A summary of the more significant commitments as of December 31, 1997 and 1996 are as follows:

       Financial instruments whose contract amounts
         represent credit risk:
                                                            1997          1996
           Standby letters of credit ....................$  3,932     $   7,594
           Commitments to extend credit..................$103,357     $  80,259

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

                                                       Fixed Rate Commitments

                                                           1997     1996
            Carrying value at December 31,..............$      0 $      0

            Commitment available not yet exercised......$ 24,992 $ 17,932

            Commitment revalued at existing rates with
              estimated activity........................$ 24,992 $ 17,932

     Management has initiated an enterprise-wide program to prepare the Corporation's computer systems and applications for the year 2000. In January 1997, the Corporation began converting its computer systems to be year 2000 compliant. On December 31, 1997, approximately 59 percent of the Corporation's systems were compliant, with all systems expected to be compliant by May of 1999. The Corporation continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. The total cost of the project is being funded through operating cash flows.
Accordingly, the Corporation does not expect the amounts required to be expensed over the next two years to have a material effect on its financial position or results of operations.

Note 18 - Related Party Transactions

     Certain directors and officers of Sterling Financial Corporation and its subsidiaries, their immediate families and companies in which they are principal owners (more than 10%), were indebted to the Bank during 1997 and 1996. All loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, in the opinion of the management of the Bank, do not involve more than a normal risk of collectibility or present other unfavorable features. Total loans to these persons at December 31, 1997 and 1996 amounted to $3,039,888 and $5,435,443 respectively.  During 1997, $1,947,765 of new loans were made and repayments totaled $4,343,320.

Note 19 - Dividend and Loan Restrictions

     Dividends are paid by Sterling Financial Corporation from its assets which are provided in part by dividends from Bank of Lancaster County, N.A. However, certain restrictions exist regarding the ability of the Bank to transfer funds to Sterling Financial Corporation in the form of dividends. The approval of the Comptroller of the Currency shall be required if the total of all dividends declared by the Bank in any calendar year shall exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. Under these restrictions, the Bank can declare dividends in 1998 without approval of the Comptroller of the Currency of approximately $7,722,000 plus an additional amount equal to the Bank's net profits for 1998 up to the date of any such dividend declaration.

     Under current Federal Reserve regulations, the Bank is limited in the amount it may loan to Sterling Financial Corporation. Loans to Sterling Financial Corporation may not exceed 10% of the Bank's capital stock and surplus.

Note 20 - Earnings per Share Computations

     In 1997, the Financial Accounting Standards Board issued Statement No. 128 - "Earnings per Share." The Statement is effective for periods ending after December 15, 1997. The Statement is designed to simplify the computation of earnings per share and requires disclosure of "basic earnings per share" and if applicable, "diluted earnings per share." Basic earnings per share is simply the per share allocation of income available to common stockholders based only on the weighted average number of common shares actually outstanding during the period. Diluted earnings per share represents the per share allocation of income attributable to common stockholders based on the weighted average number of common shares actually outstanding plus all dilutive potential common shares outstanding during the period. The Statement requires restatement of all prior period earnings per share date when adopted.

     Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding which were 6,202,696, 6,235,257 and 6,204,212 for 1997, 1996 and 1995 respectively, after giving retroactive effect to a 5% stock dividend paid in July 1996. Diluted earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding plus all dilutive potential common shares outstanding during the period which were 6,205,784, 6,235,330 and 6,204,212 at 1997, 1996 and 1995, respectively, after giving retroactive effect to a 5% stock dividend paid in July 1996.

     The following data show the amounts used in computing earnings per share and the effect of income and the weighted average number of shares of dilutive potential common stock.

                                                     1997       1996       1995
  Net Income...................................... $ 10,401    $ 9,811    $ 8,994
                                                   --------    -------    -------
  Income available to common stockholders
   used in basic and diluted earnings per share... $ 10,401    $ 9,811    $ 8,994
                                                   ========    =======    =======

  Weighted average number of common shares used
   in basic earnings per share................... 6,202,696  6,235,257  6,204,212

  Effect of dilutive securities
   Stock Options.................................     3,088         73          0
                                                  ---------  ---------  ---------
  Weighted number of common shares and dilutive
   potential common stock used in diluted
   earnings per share............................ 6,205,784  6,235,330  6,204,212
                                                  =========  =========  =========

Note 21 - Sterling Financial Corporation (Parent Company Only) Financial Information

                               Condensed Balance Sheets
                                                                 As of December 31,
                                                                  1997        1996
   Assets
    Cash.......................................................$  1,760    $  1,109
    Securities available-for-sale..............................     216         185
    Investment in subsidiaries at equity.......................  72,980      69,026
    Other assets...............................................      68          51
                                                               --------     -------
  Total Assets.................................................$ 75,024    $ 70,371
                                                               ========    ========
  Liabilities
    Other liabilities..........................................$  1,037    $  1,192

  Stockholders' Equity
    Common Stock...............................................$ 31,185    $ 31,185
    Capital Surplus............................................  16,321      16,325
    Retained Earnings..........................................  25,828      20,502
    Net Unrealized Gain on securities available-for-sale,
        net of taxes...........................................   2,916       1,603
    Less: Treasury Stock at cost...............................  (2,263)       (436)
                                                               --------    --------
  Total Stockholders' Equity...................................$ 73,987    $ 69,179
                                                               --------    --------
  Total Liabilities and Stockholders' Equity...................$ 75,024    $ 70,371
                                                               ========    ========



                               Condensed Statements of Income

                                                  Years Ended December 31,
                                               1997         1996         1995
Income
   Dividends from subsidiaries...............$  7,876    $  4,847      $  3,837
   Dividends on investment securities........       4           3             2
   Other income..............................       1           1             1
   Investment securities gains...............       4        none          none
                                             --------    --------      --------
     Total Income............................   7,885       4,851         3,840
                                             --------    --------      --------
 Expenses
   Other expense.............................     210         155           141
                                             --------    --------      --------
     Total Expenses..........................     210         155           141
                                             --------    --------      --------
 Income before income taxes and equity
   in undistributed net income
   of subsidiaries...........................   7,675       4,696         3,699
 Income taxes (credits)......................     (68)        (51)          (47)
                                             --------    --------      --------
                                                7,743       4,747         3,746
 Equity in undistributed income of
   subsidiaries..............................   2,658       5,064         5,248
                                             --------    --------      --------
 Net Income..................................$ 10,401    $  9,811      $  8,994
                                             ========    ========      ========



                       Statements of Cash Flows

                                                        Years Ended December 31,
                                                       1997       1996       1995
  Cash flows from operating activities
  Net income........................................$ 10,401   $  9,811   $  8,994
  Adjustments to reconcile net income to net cash
    provided by/(used in) operating activities:
  Undistributed (earnings) loss of subsidiaries.....  (2,658)    (5,064)    (5,248)
  (Gain) on sales of investment securities..........      (4)      none       none
  Changes in operating assets and liabilities:
    (Increase) decrease in other assets.............     (17)       796       (519)
    (Decrease) increase in other liabilities........    (165)       164        142
                                                    --------   --------   --------
  Net cash provided by/(used in)
    operating activities............................   7,557      5,707      3,369
                                                    --------   --------   --------
  Cash flows from investing activities
   Proceeds from sales of investment securities
    avaiable-for sale...............................       9       none       none
   Purchase of investment securities
    available-for-sale..............................      (9)       (83)       (81)
                                                    --------   --------   --------
  Net cash provided by/(used in) investing
    activities......................................    none        (83)       (81)
                                                    --------   --------   --------
  Cash flows from financing activities
   Proceeds from issuance of common stock...........    none        239      1,731
   Cash dividends paid..............................  (5,075)    (4,508)    (5,260)
   Cash dividends paid in lieu of
    fractional shares...............................    none        (24)      none
   Acquisition of treasury stock....................  (3,302)      (547)    (1,252)
   Proceeds from issuance of treasury stock.........   1,471        320      1,207
                                                    --------   --------   --------
  Net cash provided by/(used in) financing
    activities......................................  (6,906)    (4,520)    (3,574)
                                                     --------  --------   --------
  Increase (decrease) in cash.......................     651      1,104      (286)

  Cash
    Beginning.......................................   1,109          5        291
                                                    --------   --------    -------
    Ending.........................................$   1,760   $  1,109    $     5
                                                   =========   ========    =======



         Summary of Quarterly Financial Data (Unaudited)
         Sterling Financial Corporation and Subsidiaries

     The following is a summary of the quarterly results of operations for the years ended December 31, 1997 and 1996. Net income per share of common stock has been restated to retroactively reflect a 5% stock dividend paid in July 1996.
                                                    1997
                                                Quarter Ended
                                    March       June    September      December
                                     31          30         30            31
Interest income..................$  13,396    $ 13,950    $ 14,434    $  14,719
Interest expense.................    5,735       6,173       6,574        6,844
                                 ---------     -------    --------     --------
Net interest income..............    7,661       7,777       7,860        7,875
Provision for loan losses........      198         453         335          143
                                 ---------     -------    --------     --------
Net interest income after
  provision for loan losses......    7,463       7,324       7,525        7,732
Other income.....................    2,739       3,284       2,949        2,958
Other expenses...................    6,763       7,121       6,932        7,266
                                 ---------    --------    --------     --------
Income before income taxes.......    3,439       3,487       3,542        3,424
Applicable income taxes..........      851         910         893          837
                                 ---------    --------    --------     --------
Net income.......................$   2,588    $  2,577    $  2,649     $  2,587
                                 =========    ========    ========     ========
Net income per share of common
  stock (basic and diluted)......$     .42    $    .41    $    .43     $    .42


                                                    1996
                                                Quarter Ended
                                    March       June    September      December
                                     31          30         30            31
Interest income..................$  12,798    $ 13,013    $ 13,227    $  13,520
Interest expense.................    5,465       5,635       5,832        5,891
                                 ---------     -------    --------     --------
Net interest income..............    7,333       7,378       7,395        7,629
Provision for loan losses........      159         102          50          269
                                 ---------     -------    --------     --------
Net interest income after
  provision for loan losses......    7,174       7,276       7,345        7,360
Other income.....................    2,286       2,275       2,269        2,612
Other expenses...................    6,256       6,247       6,349        6,787
                                 ---------    --------    --------     --------
Income before income taxes.......    3,204       3,304       3,265        3,185
Applicable income taxes..........      768         818         802          759
                                 ---------    --------    --------     --------
Net income.......................$   2,436    $  2,486    $  2,463     $  2,426
                                 =========    ========    ========     ========
Net income per share of common
  stock (basic and diluted)......$     .39    $    .40    $    .39     $   .39



Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None

                             PART III

Item 10 - Directors and Executive Officers of the Registrant

     Incorporated by reference is the information appearing under the headings "Information about Nominees and Continuing Directors" and "Officers and Executive Officers" of the 1998 Annual Meeting Proxy Statement.

Item 11 - Executive Compensation

     Incorporated by reference is the information under the headings "Compensation of Directors" and "Executive Compensation" of the 1998 Annual Meeting Proxy Statement.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

    Incorporated by reference is the information appearing under the headings "Principal Holders" and "Beneficial Ownership of Executive Officers, Directors and Nominees" of the 1998 Annual Meeting Proxy Statement.

Item 13 - Certain Relationships and Related Transactions

     Incorporated by reference is the information appearing under the heading "Transactions with Directors and Executive Officers" of the 1998 Annual Meeting Proxy Statement and under "Notes to Consolidated Financial Statements - Note 18 -Related Party Transactions" on page 51 of this Form 10-K.

                             PART IV

Item 14 - Exhibits, Financial Statement Schedules and Reports of Form 8-K


   (a) The following documents are filed as part of this report:

      1. The financial statements listed on the index set forth in Item 8 of this Annual Report on Form 10-K are filed as part of this Annual Report.


      2. Financial Statement Schedules

         All schedules are omitted because they are not either applicable, the data are not significant or the required information is shown in the financial statements or the notes thereto or elsewhere herein.

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

           10e Letter Agreement between Sterling Financial Corporation and Howard E. Groff, Sr., dated June 30, 1994. (Incorporated by reference to Exhibit 10b on Form 10Q, filed with the Securities and Exchange Commission, on November 14, 1994.)

           10f The Corporation's 1997 Directors Stock Compensation Plan and
               Policy. (Incorporated by reference to Exhibit 4.3 to the Corporation's Registration Statement No. 333-28101 on Form S-8, filed with the Securities and Exchange Commission on May 30, 1997.)

           11 Statement re: Computations of Earnings Per Share (included herein at Item 8 at Notes to Consolidated Financial Statements, Note 20.)

           21   Subsidiaries of the Registrant

           23   Consent of Auditors

           27   Financial Data Schedule


   (b) Reports on Form 8-K

            There were no reports on Form 8-K filed during the three months ended December 31, 1997.


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

                           Chairman of the Board,
/s/ John E. Stefan         President and Chief               February 24, 1998
(John E. Stefan)           Executive Officer; Director

/s/ J. Roger Moyer, Jr.    Executive Vice President,         February 24, 1998
(J. Roger Moyer, Jr.)      Director

/s/ Jere L. Obetz          Senior Vice President/Treasurer,  February 24, 1998
(Jere L. Obetz)            Chief Financial Officer

/s/ Ronald L. Bowman       Vice President/Secretary,         February 24, 1998
(Ronald L. Bowman)         Principal Accounting Officer

                           Director                          February 24, 1998
(Richard H. Albright, Jr.)

                           Director                          February 24, 1998
(Robert H. Caldwell)

/s/ Howard E. Groff, Jr.   Director                          February 24, 1998
(Howard E. Groff, Jr.)

/s/ Joan R. Henderson      Director                          February 24, 1998
  (Joan R. Henderson)

/s/ J. Robert Hess         Director                          February 24, 1998
(J. Robert Hess)

/s/ Calvin G. High         Director                          February 24, 1998
  (Calvin G. High)

/s/ E. Glenn Nauman        Director                          February 24, 1998
  (E. Glenn Nauman)

/s/ Glenn R. Walz          Vice Chairman of the Board,       February 24, 1998
(Glenn R. Walz)            Director




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

                            Exhibit 23
       Consent of Independent Certified Public Accountants


     We hereby consent to the incorporation by reference in Registration Statement No. 33-55131 on Form S-3 filed August 19, 1994 of our opinion dated January 24, 1998, on the consolidated financial statements of Sterling Financial Corporation for the year ended December 31, 1997 as set forth in this form 10-K.


                                           /s/ Trout, Ebersole & Groff, LLP

                                           Trout, Ebersole & Groff, LLP
                                           Certified Public Accountants


Lancaster, Pennsylvania
March 6, 1998



                          Exhibit Index

                                                              Page
       Exhibits Required Pursuant to                    (in accordance with
       Item 601 of Regulation S-K                   sequential numbering system)

 3(i). Articles of Incorporation of
       Sterling Financial Corporation incorporated by reference to Exhibit 3 of Registration
       Statement on Form S-4 (No. 33-12635)
       filed with the Securities and Exchange
       Commission on March 13, 1987.

3(ii). Amended Bylaws of Sterling Financial Corporation incorporated by reference to Exhibit 3(ii) on Form 8-K filed with the Securities and Exchange
       Commission on March 7, 1996.


10a Employment Agreement, dated as of April 30, 1983, between The First National Bank of Lancaster County and John E. Stefan. (Incorporated by reference to Exhibit 10a of the Current Report on Form 8-K, filed with the Securities and Exchange Commission, on March 18, 1997.)

10b Assumption an Modification Agreeement, dated July 14, 1987, by and among John E. Stefan, Bank of Lancaster County, N.A. and Sterling Financial Corporation. (Incorporated by reference to Exhibit 10b of the Current Report on Form 8-K, filed with the Securities and Exchange Commission, on March 18, 1997.)

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

10e  Letter Agreement between Sterling Financial Corporation and Howard
     E. Groff, Sr., dated June 30, 1994. (Incorporated by reference to Exhibit 10b on Form 10Q, filed with the Securities and Exchange Commission, on November 14, 1994.)

10f The Corporation's 1997 Directors Stock Compensation Plan and Policy. (Incorporated by reference to Exhibit 4.3 to the Corporation's Registration Statement No. 333-28101 on Form S-8, filed with the Securities and Exchange Commission on May 30, 1997.)
11 Statement re: Computations of Earnings Per Share (included herein at Item 8 at Notes to Consolidated Financial
     Statements, Note 20.)

21   List of Subsidiaries                                             54

23   Consent of Auditors                                              55

27   Financial Data Schedule