Form 10-Q
period 1998-03-31
STERLING FINANCIAL CORP /PA/
filed 1998-05-12
CIK 811671

FORM 10-Q

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549
(Mark One)
    X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1998

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

Common Stock, $5.00 Par Value-6,161,454 shares outstanding as of April 30,
1998.

           Sterling Financial Corporation and Subsidiaries

                                Index

PART I - FINANCIAL INFORMATION                                        Page

Item 1 - Financial Statements


         Consolidated Balance Sheets
         as of March 31, 1998 (Unaudited), December 31, 1997,
         and March 31, 1997 (Unaudited).                                 3


         Consolidated Statements of Income
         for the Three Months ended March 31, 1998
         and 1997 (Unaudited).                                            4


         Consolidated Statements of Cash Flows
         for the Three Months ended
         March 31, 1998 and 1997 (Unaudited).                            5


         Notes to Consolidated Financial
         Statements (Unaudited).                                         7



Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             9

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                              16

Item 6 - Exhibits and Reports on Form 8-K                               16

Signature Page                                                          17

Subsidiaries of the Registrant                                          18


                    Part I - Financial Information
           Sterling Financial Corporation and Subsidiaries
                     Consolidated Balance Sheets

                                              March 31,   December 31,    March 31,
                                                 1998         1997          1997
ASSETS                                       (Unaudited)                 (Unaudited)
Cash and due from banks....................$  35,918,835 $  34,291,962 $  28,720,443
Interest-bearing deposits in other banks...       23,005        14,565       348,924
Federal funds sold.........................   33,690,000    28,150,000       800,000
Mortgage loans held for sale...............      836,100       791,500     1,574,050
Investment Securities::
 Securities held to maturity (market value-
 $81,282,542; $86,465,497; $89,323,230)....   79,986,406    85,155,282    89,059,256
 Securities available for sale.............  130,989,907   121,474,497    87,146,936
Loans......................................  520,680,500   512,073,424   492,829,256
 Less: Unearned Income.....................     (323,666)     (435,979)     (951,766)
       Allowance for loan losses...........   (7,918,187)   (7,730,000)   (7,800,133)
Loans, Net.................................  512,438,647   503,907,445   484,077,357
Premises and Equipment.....................   21,666,747    21,937,626    21,945,430
Other real estate owned....................      553,479       340,685       249,810
Accrued interest receivable and
 prepaid expenses..........................   12,788,623    12,243,207    11,412,661
Other assets...............................   40,866,621    37,181,308    33,849,758
TOTAL ASSETS...............................$ 869,758,370 $ 845,488,077 $ 759,184,625
                                            ============  ============  ============

LIABILITIES
Deposits:
 Non-interest bearing......................$  85,302,676 $  82,564,955 $  72,537,890
 Interest-bearing..........................  655,732,215   636,095,660   567,257,440
TOTAL DEPOSITS.............................  741,034,891   718,660,615   639,795,330
Interest-bearing demand notes issued to
 U.S. Treasury.............................    2,275,706     3,000,000     2,829,016
Other liabilities for borrowed money.......   30,889,011    32,312,232    30,110,242
Accrued interest payable and accrued
 expenses..................................   11,200,819    10,164,729     9,127,616
Other liabilities..........................    8,423,843     7,363,508     6,837,048
TOTAL LIABILITIES..........................  793,824,270   771,501,084   688,699,252
STOCKHOLDERS' EQUITY
Common Stock - (Par Value: $5.00)
  No. Shares authorized: 35,000,000;35,000,000;
   35,000,000
  No. Shares issued: 6,237,009; 6,237,009;
   6,237,009
  No. Shares outstanding: 6,149,716; 6,149,795;
   6,224,830................................  31,185,045    31,185,045    31,185,045
Capital Surplus.............................  16,454,590    16,321,050    16,325,040
Retained Earnings...........................  27,359,482    25,827,750    21,908,260
Net unrealized gain on securities available
 for sale...................................   3,363,433     2,915,718     1,380,387
Less: Treasury Stock (87,293; 87,214; 12,179)-
 at cost....................................  (2,428,450)   (2,262,570)     (313,359)
TOTAL STOCKHOLDERS' EQUITY..................  75,934,100    73,986,993    70,485,373
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.$ 869,758,370 $ 845,488,077 $ 759,184,625
                                            ============  ============  ============

See accompanying notes to financial statements


                    Part 1 - Financial Information
           Sterling Financial Corporation and Subsidiaries
            Consolidated Statements of Income (Unaudited)
                                                             Three Months Ended
                                                                  March 31,
                                                              1998          1997
INTEREST INCOME
  Interest and fees on loans............................$  11,421,051  $ 10,668,138
  Interest on deposits in other banks...................          541         7,806
  Interest on federal funds sold........................      295,025       141,445
  Interest and dividends on investment securities:
     Taxable............................................    2,146,634     1,783,027
     Tax-exempt.........................................      798,489       740,605
     Dividends on stock.................................       60,375        55,383
TOTAL INTEREST INCOME...................................   14,722,115    13,396,404
INTEREST EXPENSE
  Interest on time certificates of deposit of
     $100,000 or more...................................      541,607       364,739
  Interest on all other deposits........................    5,760,619     4,844,892
  Interest on demand notes issued to the U.S. Treasury..       24,439        24,982
  Interest on federal funds purchased...................         none           107
  Interest on other borrowed money......................      496,910       500,616
TOTAL INTEREST EXPENSE..................................    6,823,575     5,735,336
NET INTEREST INCOME.....................................    7,898,540     7,661,068
  Provision for loan losses.............................      360,000       198,100
NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES..........................................    7,538,540     7,462,968
OTHER OPERATING INCOME
   Income from fiduciary activities.....................      477,385       370,010
   Service charges on deposit accounts..................      700,136       637,640
   Other service charges, commissions and fees..........      424,058       304,953
   Mortgage banking income..............................      646,728       239,420
   Other operating income...............................    1,054,257     1,186,717
TOTAL OTHER OPERATING INCOME............................    3,302,564     2,738,740
 OTHER OPERATING EXPENSES
   Salaries and employee benefits.......................    4,274,651     3,953,732
   Net occupancy expense................................      536,820       628,104
   Furniture and equipment expense......................      648,714       589,049
   FDIC insurance assessment............................       21,052        20,082
   Other operating expenses.............................    1,629,069     1,571,641
TOTAL OTHER OPERATING EXPENSES..........................    7,110,306     6,762,608
   Income before income taxes...........................    3,730,798     3,439,100
   Applicable income taxes..............................      905,676       850,578
NET INCOME..............................................$   2,825,122  $  2,588,522
                                                         ============   ===========
Earnings per common share:
 Net Income (basic and diluted).........................$         .46  $        .42
 Cash dividends declared per common share...............$         .21  $        .19

     Consolidated Statements of Comprehensive Income (Unaudited)

NET INCOME..............................................$   2,825,122  $  2,588,522

 Other comprehensive income, net of tax:
 Unrealized gains (losses) on securities available-
 for-sale arising during the period.....................      447,715      (222,212)
COMPREHENSIVE INCOME....................................$   3,272,837     2,366,310
                                                         ============    ==========

See accompanying notes to financial statements


                    Part I - Financial Information
           Sterling Financial Corporation and Subsidiaries
          Consolidated Statements of Cash Flows (Unaudited)
                                                            Three Months Ended
                                                                  March 31,
                                                              1998         1997
Cash Flows from Operating Activities
 Net Income..............................................$  2,825,122 $  2,588,522
 Adjustments to reconcile net income to net cash
  provided by/(used in)operating activities:
   Depreciation..........................................     505,331      472,456
   Accretion and amortization of investment securities...      72,848       73,668
   Provision for possible loan and lease losses..........     360,000      198,100
   (Gain) loss on disposition of property and equipment..         (75)    (161,274)
   (Gain) loss on sale of mortgage loans.................    (184,494)     (48,043)
   Proceeds from sales of mortgage loans.................  26,275,721    6,237,258
   Origination of mortgage loans held for sale........... (26,135,827)  (6,747,165)
   Change in operating assets and liabilities:
    (Increase) decrease in accrued interest receivable
     and prepaid expenses................................    (545,416)    (150,595)
    (Increase) decrease in other assets..................  (3,898,107)    (725,360)
    Increase (decrease) in accrued interest payable
     and accrued expenses................................     805,449      423,131
    Increase (decrease) in other liabilities.............   1,060,335      978,811
     Net cash provided by/(used in) operating activities.   1,140,887    3,139,509
Cash Flows from Investing Activities
 Proceeds from interest-bearing deposits in other banks..      28,929      487,458
 Purchase of interest-bearing deposits in other banks....     (37,369)    (192,884)
 Proceeds from maturities of investment securities.......  13,801,823    9,406,116
 Purchase of investment securities....................... (17,542,849) (12,429,810)
 Federal funds sold, net.................................  (5,540,000)  23,350,000
 Net loans and leases made to customers..................  (8,891,202) (18,243,126)
 Purchases of premises and equipment.....................    (234,452)    (835,362)
 Proceeds from sale of premises and equipment............          75    1,236,418
     Net cash provided by/(used in) investing activities. (18,415,045)   2,778,810
Cash Flows from Financing Activities
 Net increase (decrease) in demand deposits, NOW
  and savings accounts...................................   9,344,942  (22,561,868)
 Net increase (decrease) in time deposits................  13,029,334   15,320,741
 Net increase (decrease) in interest-bearing demand
  notes issued to U.S. Treasury..........................    (724,294)      87,619
 Proceeds from borrowings................................   3,320,555    3,750,000
 Repayments of borrowings................................  (4,743,776)  (4,073,584)
Cash dividends paid......................................  (1,293,391)  (1,182,718)
Acquisition of treasury stock............................    (614,190)    (313,359)
Proceeds from issuance of treasury stock.................     581,851      435,823
    Net cash provided by/(used in) financing activities..  18,901,031   (8,537,346)
  Increase (decrease) in cash and due from banks.........   1,626,873   (2,619,027)
Cash and due from banks::
 Beginning...............................................  34,291,962   31,339,470
 Ending..................................................$ 35,918,835 $ 28,720,443
                                                          ===========  ===========

Supplemental Disclosure of Cash Flow Information:

Cash payments for:
  Interest paid to depositors and on borrowed money......$  6,429,684  $ 5,713,632
  Income taxes...........................................        none         none

Supplemental Schedule of Noncash Investing and Financing Activities
Other Real Estate acquired in settlement of loans........     239,824      207,075


See accompanying notes to financial statements

                    Part I - Financial Information

Sterling Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements of Sterling Financial Corporation ("Sterling") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

     The consolidated financial statements of Sterling include the accounts of its wholly owned subsidiary, Bank of Lancaster County, N.A. (the "Bank")
and its wholly owned subsidiary, Town & Country, Inc.   All significant
intercompany transactions are eliminated in the consolidation.

     In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125 - "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement amends and extends to all servicing assets and liabilities the accounting standards for mortgage servicing rights now in FASB Statement No. 65, "Accounting for Certain Mortgage Banking Activities," and supersedes FASB Statement No. 122, "Accounting for Mortgage Servicing Rights." SFAS No.
125 establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on the consistent application of the financial-components approach.
This approach requires the recognition of financial assets and servicing assets that are controlled by the reporting entity, the derecognition of financial assets when control is surrendered and the derecognition of liabilities when they are extinguished. Specific criteria are established for determining when control has been surrendered in the transfer of financial assets. Liabilities incurred and derivatives obtained by transferors in connection with the transfer of financial assets are measured at fair value, if practicable. Servicing assets and other retained interests in transferred assets are measured by allocating any prior carrying amount between the assets sold, if any, and the interest retained, if any, and the interest retained, if any, based on the relative fair values of the assets at the date of transfer. Servicing assets retained are then subject to amortization and assessment for impairment. As issued, this Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively.

     The FASB became aware that the volume and variety of certain transactions and the related changes to information systems and accounting processes necessary to comply with the requirements of SFAS
No. 125 would make it extremely difficult, if not impossible, for some affected companies to comply by January 1, 1997. As a result, in December 1966, the FASB issued FASB No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" that defers, for one year, the effective date of certain provisions, as well as accounting for transfer and servicing for repurchase agreements, dollar-roll, securities lending and similar transactions. Therefore, this Statement shall be effective for such transfers of financial assets after December 31, 1997. Management does not expect the adoption of SFAS No. 127 to have a material effect on the financial position or results of operations of the Corporation.

     In June 1997, the FASB issued Statement No. 130 - "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Statement No. 130 requires that all items that are required to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Statement No. 130 is effective for fiscal years beginning after December 15, 1997. Sterling adopted SFAS No. 130, effective March 31, 1998. The adoption of this Statement requires the Corporation to set forth additional disclosures in the Corporation's financial statements.

     In June 1997, the FASB issued SFAS No. 131 - "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Statement also establishes standards for related disclosures about products and services, geographic areas and major customers.
This Statement supersedes FASB No. 14 - "Financial Reporting for
Segments of a Business Enterprise," but retains the requirement to report information about major customers. It amends FASB Statement No. 94 -"Consolidation of All Majority-Owned Subsidiaries," to remove the special disclosure requirements for previously unconsolidated subsidiaries.
The Statement is effective for fiscal years beginning after December 15, 1997. The adoption of this Statement will require the Corporation to set forth additional disclosures in the Corporation's financial statements.

     In February 1998, the FASB issued SFAS No. 132 - "Employers'
Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88 and 106." This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when FASB Statements
No. 87, No. 88 and No. 106 were issued. The Statement suggests combined formats for presentation of pension and other postretirement benefit disclosures. This Statement is effective for fiscal years beginning after December 15, 1997.
Restatement of disclosures for earlier periods provided for comparative purposes is required unless the information is not readily available, in which case the notes to the financial statements should include all available information and a description of the information not available. The adoption of this Statement will require the Corporation to set forth additional disclosures in the Corporation's financial statements.

Note 2 - Earnings Per Share

     In 1997, the FASB issued Statement No. 128 - "Earnings per Share." The Statement is effective for periods ending after December 15, 1997. The Statement is designed to simplify the computation of earnings per share and requires disclosure of "basic earnings per share" and if applicable, "diluted earnings per share." Basic earnings per share is simply the per share allocation of income available to common stockholders based only on the weighted average number of common shares actually outstanding during the period. Diluted earnings per share represents the per share allocation of income attributable to common stockholders based on the weighted average number of common shares actually outstanding plus all dilutive potential common shares outstanding during the period. The Statement requires restatement of all prior period earnings per share data when adopted.

     Basic earning per share were computed by dividing net income by the weighted average number of shares of common stock outstanding which were 6,160,144 and 6,231,167 for 1998 and 1997 respectively. Diluted earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding plus all dilutive potential common shares outstanding during the period which were 6,175,778 and 6,232,642 for 1998 and 1997 respectively.

                   Part I - Financial Information

Sterling Financial Corporation and Subsidiaries

Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

     Total assets at March 31, 1998 amounted to $869,758,370 compared to $759,184,625 at March 31, 1997. This represents an increase of $110,573,745, or 14.6% over that period of time. Total assets at March 31, 1998 increased $24,270,293 or 2.9% over the $845,488,077 reported at December 31, 1997.

     The investment securities portfolio reflects an 19.7% increase of $34,770,121 during the twelve month period March 31, 1997 to March 31, 1998. The Corporation accounts for securities under the SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires that these securities be classified into one of three categories: held-to-maturity, available-for-sale or trading. Specific accounting treatments apply to each of the three categories. Securities held-to-maturity will be reported at amortized cost, trading securities are reported at fair value with unrealized gains and losses included in earnings and available-for-sale will be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. Sterling has segregated its investment securities into two categories: those held-to-maturity and those available-for-sale. During the first three months of 1998, there was in increase in investment securities in the amount of $4,346,534 or 2.1% from the $206,629,779 reported at December 31, 1997. The amount of unrealized gains included in the available-for-sale category at December 31, 1997 was $4,417,755, while at March 31, 1998 and 1997 it was $5,096,111 and
$2,087,455 respectively.

     Net loans have grown from $484,077,357 at March 31, 1997 to $512,438,647 at March 31, 1998. This represents an increase of $28,361,290 or 5.9%. Net loans have grown from $503,907,445 to $512,438,647 during the three month period ended March 31, 1998. This represents an increase of 1.7% since December 31, 1997.


     Federal funds sold amounted to $33,690,000 at March 31, 1998 compared to $800,000 at March 31, 1997 and $28,150,000 at December 31, 1997.

     Premises and equipment decreased $278,683 from $21,945,430 at March 31, 1997 to $21,666,747 at March 31, 1998. During the first three months of 1998, total premises and equipment decreased $270,879 from $21,937,626 at December 31, 1997. Depreciation expense during these periods was greater than the net acquisition of premises and equipment which resulted in the decrease in premises and equipment.

     Total deposits increased $101,239,561 or 15.8% from $639,795,330 at March 31, 1997 to $741,034,891 at March 31, 1998. During the first three months of 1998, total deposits increased $22,374,276 or 3.1% from the $718,660,615 reported at December 31, 1997.
Noninterest bearing deposits increased $12,764,786 from $72,537,890 at March 31, 1997 to $85,302,676 at March 31, 1998.
This represents an increase of 17.6%. During the same period, interest bearing deposits increased $88,474,775 or 15.6%. Noninterest bearing deposits increased $2,737,721 during the first three months of 1998 while interest bearing deposits increased $19,636,555.

     Stockholders' equity increased $5,448,727 or 7.7% from the $70,485,373 reported at March 31, 1997 to $75,934,100 at March 31, 1998. There was an increase of $1,947,107 or 2.6% from the $73,986,993 reported at December 31, 1997. The major contributor to these increases was net income from operations. Adding to the increase in stockholders' equity was an increase in net unrealized gains on available-for-sale securities for both periods indicated. These increases were to some degree offset by the repurchase of outstanding common stock throughout both periods indicated. Regulatory authorities have decided to exclude the net unrealized holding gains and losses on available-for-sale securities from the definition of common stockholders' equity for regulatory capital purposes. The capital ratios reflect that exclusion. Total stockholders' equity to total assets at March 31, 1998 was 8.39% compared to 9.13% at March 31, 1997 and 8.45% at December 31, 1997.

     Federal regulatory authorities issued risk-based capital guidelines applicable to banks and bank holding companies in an effort to make regulatory capital more responsive to the risk exposure related to various categories of assets and off-balance sheet items. These guidelines require that banking organizations meet a minimum risk-based capital, define the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of capital requirements.
The components of total capital are called Tier 1 and Tier 2 Capital.
Tier 1 capital is the shareholders' equity and Tier 2 capital is the allowance for loan losses. The risk-based capital ratios are computed by dividing the components of capital by risk-weighted assets. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet items.
Regulatory authorities have decided to exclude the net unrealized holding gains and losses on available-for-sale securities from the definition of common stockholders' equity for regulatory capital purposes. However, national banks will continue to deduct unrealized losses on equity securities in their computation of Tier 1 capital. Therefore, national banks will continue to report the net unrealized holding gains and losses on available-for-sale securities in the reports of condition and income submitted to federal regulators as required by SFAS No. 115 and the financial reports prepared in accordance with generally accepted accounting principles, but will exclude these amounts from calculations of Tier 1 capital. In addition, national banks should use the amortized cost of available-for-sale debt securities (as opposed to fair value) to determine the average total assets as well as the risk-weighted assets used in the calculations of the leverage and risk-based capital ratios. The ratios below reflect the above definition of common stockholders' equity which included common stock, capital surplus and retained earnings, less net realized holding losses on available-for-sale equity securities with readily determinable fair values.
The guidelines require Tier 1 capital of at least 4% and total capital of 8% of risk-weighted assets. The Tier 1 capital ratio was 9.78% and the total risk-based capital ratio was 10.88% at March 31, 1998 while the Tier 1 capital ratio was 10.64% and the total risk-based capital ratio was 11.88% at March 31, 1997.

    The following table reflects the various capital ratios for the periods indicated:

                     March 31, 1998   December 31, 1997    March 31, 1997

      "Statement"
    Equity Capital           8.39%             8.45%               9.13%
    Primary and
     Total Capital           9.22%             9.28%              10.05%

      "Risk-based"
    Tier 1 Capital           9.78%            10.23%              10.64%
    Total Capital           10.88%            11.38%              11.88%


     Changes in the Allowance for Loan Losses for the three months ended March 31, 1998 and 1997 were as follows:

                                              1998                    1997

    Balance at January 1                   $7,730,000              $7,800,000
    Provision for loan losses
     charged to operating expenses            360,000                 198,100
                                           ----------              ----------
                                            8,090,000               7,998,100
                                           ----------              ----------
    Losses charged to allowance               234,856                 321,260
    Recoveries credited to allowance           63,043                 123,293
                                           ----------              ----------
    Net charge-offs                           171,813                 197,967
                                           ----------              ----------
    Balance at March 31,                   $7,918,187              $7,800,133
                                           ==========              ==========

    Allowance as a percent of
     period-end loans                           1.52%                   1.59%


     The net charge-offs for the first three months of 1998 were within the Corporation's expectations and management believes that the allowance for loan losses is adequate. Management makes a determination no less frequently than quarterly as to the appropriate provision necessary to maintain an adequate allowance for potential loan losses. The amount of provision made is based upon a variety of factors including a specific allocation by individual credits, loss experience for classified loans using migration analysis, loss experience for homogenous loan pools, levels and trends in delinquency, specific non-accruing and problem loans, evaluation of economic conditions and forecasts and other factors deemed appropriate by management.
While there can be no assurance that material amounts of additional loan loss provisions will not be required in the future, management believes that, based upon information presently available, the amount of the allowance for possible loan losses is adequate.

     The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans:

                                           March 31,  December 31,  March 31,
                                             1998        1997         1997
Nonaccrual loans                          $1,143,155  $1,313,717   $1,359,052
Accruing loans, past due 90 days or more  $1,295,519  $  787,402   $1,006,359
Restructured loans                        $2,129,314  $2,104,560    $    none

Non-performing loans to total loans             .88%        .82%         .48%
Allowance for loan losses to
 non-performing loans                         173.3%      183.8%       329.8%

     The general policy has been to cease accruing interest on loans when it is determined that a reasonable doubt exists as to the collectibility of additional interest. Interest income on these loans is only recognized to the extent payments are received. If interest income had been recorded on such loans for the periods indicated, such interest income would have been increased by approximately $25,923 and $32,648 at March 31, 1998 and 1997 respectively, and $152,755 at December 31, 1997. There was no interest income recorded on the nonaccrual loans in 1998, while in 1997 there was $5,005. Potential problem loans are loans which are included as performing loans, but for which possible credit problems of the borrower causes management to have doubts as to the ability of such borrower to comply with present repayment terms and which may eventually result in disclosure as a non-performing loan. At March 31,1998, there were no such loans that had to be disclosed as potential problem loans.
The increase in the total nonperforming assets over March 31, 1997 is primarily attributed to the restructure of a series of loans to one borrower involving $2,129,314. There are no commitments to lend additional funds to this borrower in relation to the restructured loans. A loan is categorized as restructured if the original interest rate on the loan, repayment terms or both are restructured due to a deterioration in the financial condition of the borrower. In the case of the above referenced loans, the Bank is secured by real estate. The loans are current and have performed in accordance with the contractural terms, both prior to and after the restructure. Accrual of interest on these loans continues.

     SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures", an amendment of SFAS No. 114, was implemented at the beginning of 1995. The Bank has defined impaired loans as all loans on nonaccrual status and restructured, except those specifically excluded from the scope of SFAS No. 114, regardless of the credit grade assigned by loan review. All impaired loans were measured by utilizing the fair value of the collateral for each loan. When the measure of an impaired loan is less than the recorded investment in the loan, the Bank will compare the impairment to the existing allowance assigned to the loan. If the impairment is greater than the existing allowance, the Bank will adjust the existing allowance to reflect the greater amount or take a corresponding charge to the provision for loan and lease losses.
If the impairment is less than the existing allowance for a particular loan, no adjustment to the allowance or the provision for loan and lease losses will be made. There was no adjustment necessary for the impaired loans for the periods indicated.

     The average amount of impaired loans was $3,286,510 for the first quarter of 1998 and $1,322,948 for the first quarter of 1997, while the average for the year 1997 was $2,203,003.


     The following table presents information concerning impaired loans for the periods indicated:

                                              March 31, December 31, March 31,
                                                1998       1997        1997
Gross impaired loans which have allowances...$3,272,469 $3,418,277 $1,359,052
  Less: Related allowances for loan loss.....  (163,623)  (410,193)  (203,858)
                                             ---------- ---------- ----------
 Net impaired loans..........................$3,108,846 $3,008,084 $1,155,194

     At March 31, 1998, there were no concentrations exceeding 10% of total loans. A concentration is defined as amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly affected by changes in economic or other conditions. There were no foreign loans outstanding at March 31, 1998.

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

Three months ended March 31, 1998 compared to three months ended March 31, 1997

     Net income for the first quarter of 1998 amounted to $2,825,122 compared to $2,588,522 for the first quarter of 1997. This represents an increase of $236,600 or 9.1%. On a per share basis, both basic and diluted, income was $.46 compared to $.42.

     Return on average assets for the first quarter of 1998 was 1.34% compared to 1.37% for the first quarter of 1997. Return on equity was 15.32% for the first quarter of 1998 compared to 15.14% for the same period in 1997.

     Total interest income increased $1,325,711 or 9.9% while total interest expense increased $1,088,239 or 19.0%. Therefore, the interest differential increased $237,472. Loans increased nearly $28 million over the same period in 1997. Increased volumes was the primary reason for the increase of $752,913 in interest and fees on loans. Interest on deposits with banks decreased $7,265. Interest on federal funds sold increased $153,580. The daily average of federal funds sold was $21,462,000 in 1998 compared to $10,622,222 in 1997. Income on investment securities increased $426,483 or 22.2% in 1998. The daily average of investment securities in 1998 was $208,324,948 compared to $176,719,031 in 1997.

      Total interest expense amounted to $6,823,575 reflecting an increase of $1,088,239 or 19.9% over the $5,735,336 reported in 1997. Interest paid on interest-bearing deposits increased $1,092,595 or 21% in 1998 over the same period in 1997. Increased volumes in interest-bearing deposits generated a major portion of this increase. Interest expense on other interest bearing liabilities decreased $4,356 during the same period of time primarily as a result of decreased volumes in this category of liabilities.

      The provision for possible loan losses increased $161,900 from a charge of $198,100 in 1997 to $360,000 in 1998. The provision reflects the amount deemed appropriate by management to provide an adequate reserve to meet the present and foreseeable risk characteristics of the loan portfolio.

      Total other operating income increased $563,824 or 20.6%. Income from fiduciary activities increased $107,375 or 29%. Service charges on deposit accounts increased $62,496 while other various service charges increased $119,105. Other operating income decreased $132,460. Included in other operating income in 1997 was a gain of $152,000 realized on the sale of the previously owned Administrative Service Center.
Mortgage banking income increased $407,308 as a result of increased volumes of originations and subsequent sales.

      Total other operating expenses rose $347,698 or 5.1% over the same period last year. Increases of $320,919 in salaries and employee benefits, $970 in FDIC insurance, $57,428 in other operating expenses, $59,665 in furniture and equipment expense and a decrease of $91,284 in net occupancy expense consitute the total increase. The increase in salaries and employee benefits was primarily due to increases in staff as well as increases in wages and increased costs of employee benefits. One new branch office was opened in the last quarter of 1997.

      Applicable income taxes amounted to $905,676 in 1998 compared to $850,578 in 1997. The increase in taxes is due in part to increases in taxable income.


Three months ended March 31, 1998 compared to three months ended
December 31, 1997

     Net income increased $238,326 or 9.2% in the first quarter of 1998 over the fourth quarter of 1997. Net income at March 31, 1998 was $2,825,122 compared to $2,586,796 for the quarter ending December 31, 1997. Net income on a per share basis, both basic and diluted, was $.46 for the first quarter of 1998 compared to $.42 for the last quarter of 1997. Return on average assets for the first quarter of 1998 was 1.34% compared to 1.26% for the last quarter of 1997. Return on equity was 15.32% and 14.65% respectively for March 31, 1998 and December 31, 1997.

     Total interest income increased $2,775 or .02%. Interest and fees on loans decreased $92,956 while interest on investment securities increased $40,466.
Interest on other earning assets increased $55,265.   Earning assets increased
approximately $18.5 million during the first three months of 1998. The most significant increase in earning assets was in loans. Loans increased over $8.6 million the first three months of 1998. Federal funds sold increased over $5.5 million while the securities increased over $4.3 million.

     Total interest expense decreased $21,279 or .3% during the first quarter of 1998. Total interest-bearing liabilities increased nearly $17.5 million in the first quarter of 1998 over the last quarter of 1997. Interest-bearing deposits increased over $19.6 million during this period of time, while all other interest-bearing liabilities decreased $2.1 million.

     Net interest income increased $24,054 as a result of the decrease in interest expense along with the increase in interest income.

     The loan loss provision for the first quarter of 1998 was $360,000 compared to $142,905 for the last quarter of 1997.

     Total other operating income increased $344,341 or 11.6% in the first quarter of 1998 over the last quarter of 1997. Income from fiduciary activities contributed nearly $113,000 to this increase, while mortgage banking income contributed over $219,000 of this increase.

     Total other operating expenses decreased $155,701 or 2.1% over the fourth quarter of 1997. Salaries and employee benefits increased $170,925.
Occupancy and furniture and equipment expense decreased $35,555 and other operating expenses decreased $291,539. The FDIC insurance assessment reflected an increase of $468.

     Applicable income taxes were $68,675 greater than those recorded for the fourth quarter of 1997.

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.

     As of March 31, 1998, there were no material pending legal proceedings, other than ordinary routine litigation incidental to business, to which the Corporation or its subsidiaries are a party or of which any of their property is the subject.

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

          21. Subsidiaries of the Registrant

          27. Financial Data Schedule

     (b) REPORTS ON FORM 8-K
          A report on Form 8-K dated January 27, 1998 was filed January
          27, 1998 pursuant to Item 5 and Item 7 on Form 8-K filing, as Exhibit 99, a copy of the press release announcing that the common stock of Sterling Financial Corporation would begin trading on January 29, 1998 in the NASDAQ National Market.

          A report on Form 8-K dated February 3, 1998 was filed February 3, 1998 pursuant to Item 5 and Item 7 on Form 8-K filing, as Exhibit 99, a copy of the press release announcing that Bank of Lancaster
          County, N.A., a wholly-owned subsidiary of Sterling Financial Corporation, plans to purchase the accounts of the Leola Branch of CoreStates Bank, N.A.






                             Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Sterling Financial Corporation


Date: May 12, 1998                       By:
                                            John E. Stefan
                                            Chairman of the Board, President
                                            and Chief Executive Officer

Date: May 12, 1998                       By:
                                            Jere L. Obetz
                                            Executive Vice President/Treasurer
                                            Chief Financial Officer



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