Form 10-Q
period 1998-06-30
STERLING FINANCIAL CORP /PA/
filed 1998-08-12
CIK 811671

FORM 10-Q

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549
(Mark One)
    X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1998

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

Common Stock, $5.00 Par Value - 6,463,912 shares outstanding as of July 31,
1998.

           Sterling Financial Corporation and Subsidiaries

                                Index

PART I - FINANCIAL INFORMATION                                        Page

Item 1 - Financial Statements


         Consolidated Balance Sheets
         as of June 30, 1998 (Unaudited), December 31, 1997,
         and June 30, 1997 (Unaudited).                                       3

         Consolidated Statements of Income
         for the Three and Six Months ended June 30, 1998
         and 1997 (Unaudited).                                                4


         Consolidated Statements of Cash Flows
         for the Six Months ended
         June 30, 1998 and 1997 (Unaudited).                                  6

         Notes to Consolidated Financial
         Statements (Unaudited).                                              7



Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               10

Item 3 - Quantitative and Qualitative Disclosures About Market Risk          18

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                   20

Item 4 - Submission of Matters to a Vote of Security Holders                 20

Item 6 - Exhibits and Reports on Form 8-K                                    20

Signature Page                                                               21

Subsidiaries of the Registrant                                               22

                    Part I - Financial Information
           Sterling Financial Corporation and Subsidiaries
                     Consolidated Balance Sheets
                                           June 30,    December 31,     June 30,
                                             1998          1997           1997
ASSETS                                   (Unaudited)                  (Unaudited)
Cash and due from banks.................$  33,627,290 $  34,291,962 $  30,549,585
Interest-bearing deposits in other banks.      31,216        14,565        51,210
Federal funds sold.......................  18,700,000    28,150,000    21,450,000
Mortgage loans held for sale.............   2,570,600       791,500     1,074,305
Investment Securities::
 Securities held to maturity (market value-
 $74,338,420;$86,465,497;$87,777,576....  73,162,922    85,155,282    87,032,544
 Securities available for sale........... 156,531,431   121,474,497    96,673,639
Loans.................................... 529,349,865   512,073,424   493,616,941
  Less: Unearned Income..................    (229,836)     (435,979)     (744,730)
        Allowance for loan losses........  (8,047,151)   (7,730,000)   (7,979,022)
                                          -----------   -----------   -----------
Loans, Net............................... 521,072,878   503,907,445   484,893,189
                                          -----------   -----------   -----------
Premises and Equipment...................  21,705,638    21,937,626    22,145,264
Other real estate owned..................     527,645       340,685       368,345
Accrued interest receivable and prepaid
  expenses...............................  15,090,958    12,243,207    13,136,480
Other assets.............................  43,026,769    37,181,308    34,890,795
                                          -----------   -----------   -----------
TOTAL ASSETS............................$ 886,047,347 $ 845,488,077 $ 792,265,356
LIABILITIES                              ============  ============  ============
Deposits:
  Noninterest-bearing...................$  87,256,792 $  82,564,955 $  80,969,311
  Interest-bearing......................  666,311,972   636,095,660   585,396,868
                                         ------------  ------------  ------------
TOTAL DEPOSITS..........................  753,568,764   718,660,615   666,366,179
                                         ------------  ------------  ------------
Interest-bearing demand notes issued to
   U.S. Treasury........................    5,000,000     3,000,000     3,000,000
Other liabilities for borrowed money....   28,519,775    32,312,232    34,351,212
Accrued interest payable and accrued
   expenses.............................   12,349,116    10,164,729    10,112,242
Other liabilities.......................    8,800,433     7,363,508     6,167,624
                                          -----------  ------------  ------------
TOTAL LIABILITIES.......................  808,238,088   771,501,084   719,997,257
STOCKHOLDERS' EQUITY                      -----------  ------------  ------------
Common Stock - (Par Value: $5.00)
  No. Shares authorized: 35,000,000
  No. Shares issued:
     6,468,433; 6,237,009; 6,237,009
  No. Shares outstanding:
     6,455,840; 6,149,795; 6,205,484.....  32,342,165    31,185,045    31,185,045
Capital Surplus..........................  24,641,680    16,321,050    16,322,245
Retained Earnings........................  17,817,555    25,827,750    23,303,653
Net unrealized gain on securities
  available for sale.....................   3,505,262     2,915,718     2,262,433
Less: Treasury Stock
  (12,593; 87,214; 31,525) - at cost.....    (497,403)   (2,262,570)     (805,277)
                                          -----------   -----------   -----------
TOTAL STOCKHOLDERS' EQUITY...............  77,809,259    73,986,993    72,268,099
TOTAL LIABILITIES AND STOCKHOLDERS'       -----------   -----------   -----------
  EQUITY................................ $886,047,347  $845,488,077  $792,265,356
                                          ===========   ===========   ===========

See accompanying notes to financial statements

                    Part 1 - Financial Information
           Sterling Financial Corporation and Subsidiaries
            Consolidated Statements of Income (Unaudited)
                                                     Three Months Ended          Six Months Ended
                                                          June 30,                   June 30,
                                                     1998          1997         1998         1997
INTEREST INCOME
 Interest and fees on loans.......................$11,657,603  $11,215,796   $23,078,654  $21,883,934
 Interest on deposits in other banks..............        665        3,603         1,206       11,409
 Interest on federal funds sold...................    201,918      122,790       496,943      264,235
 Interest and dividends on investment securities:
     Taxable......................................  2,348,719    1,794,033     4,495,353    3,577,060
     Tax-exempt...................................    848,527      756,444     1,647,016    1,497,049
     Dividends on stock...........................     58,838       57,455       119,213      112,838
                                                  -----------  -----------   -----------  -----------
TOTAL INTEREST INCOME............................. 15,116,270   13,950,121    29,838,385   27,346,525
                                                  -----------  -----------   -----------  -----------
INTEREST EXPENSE
  Interest on time certificates of deposit of
   $100,000 or more...............................    527,998      392,332     1,069,605      757,071
  Interest on all other deposits..................  5,977,381    5,109,624    11,738,000    9,954,516
  Interest on demand notes issued to the
    U.S. Treasury....... .........................     35,172       32,146        59,611       57,128
  Interest on federal funds purchased.............       none        1,178          none        1,285
  Interest on other borrowed money................    483,106      637,486       980,016    1,138,102
                                                  -----------  -----------   -----------  -----------
TOTAL INTEREST EXPENSE............................  7,023,657    6,172,766    13,847,232   11,908,102
                                                  -----------  -----------   -----------  -----------
NET INTEREST INCOME...............................  8,092,613    7,777,355    15,991,153   15,438,423
  Provision for loan losses.......................    346,000      453,000       706,000      651,100
                                                  -----------  -----------   -----------  -----------
NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES....................................  7,746,613    7,324,355    15,285,153   14,787,323
                                                  -----------  -----------   -----------  -----------
OTHER OPERATING INCOME
   Income from fiduciary activities...............    462,405      398,732       939,790      768,742
   Service charges on deposit accounts............    720,576      742,660     1,420,712    1,380,300
   Other service charges, commissions and fees....    461,203      387,376       885,261      692,329
   Mortgage banking income........................    474,783      269,514     1,121,511      508,934
   Income from sales of assets....................  1,200,000         none     1,200,000         none
   Other operating income.........................  1,095,397    1,280,389     2,149,654    2,467,106
   Gains/(Losses) on securities transactions......       none      204,957          none      204,957
                                                  -----------  -----------   -----------  -----------
TOTAL OTHER OPERATING INCOME.....................   4,414,364    3,283,628     7,716,928    6,022,368
                                                  -----------  -----------   -----------  -----------
 OTHER OPERATING EXPENSES
   Salaries and employee benefits................   4,702,336    4,098,341     8,976,987    8,052,073
   Net occupancy expense.........................     516,605      554,920     1,053,425    1,183,024
   Furniture and equipment expense...............     692,908      602,119     1,341,622    1,191,168
   FDIC insurance assessment.....................      21,884       20,529        42,936       40,611
   Other operating expenses......................   1,897,257    1,845,218     3,526,326    3,416,859
                                                  -----------  -----------   -----------  -----------
TOTAL OTHER OPERATING EXPENSES...................   7,830,990    7,121,127    14,941,296   13,883,735
                                                  -----------  -----------   -----------  -----------
   Income before income taxes....................   4,329,987    3,486,856     8,060,785    6,925,956
   Applicable income taxes.......................   1,106,050      910,318     2,011,726    1,760,896
                                                  -----------  -----------   -----------  -----------
NET INCOME.......................................$  3,223,937 $  2,576,538  $  6,049,059 $  5,165,060
                                                  ===========  ===========   ===========  ===========
Earnings per common share:
 Net Income (Basic)..............................$        .50 $        .39  $        .94 $        .79
 Net Income (Diluted)............................         .50          .39           .93          .79

 Cash dividends declared per common share........$        .21 $        .18  $        .42 $        .36


      CONSOLIDATED STATMENTS OF COMPREHENSIVE INCOME (Unaudited)

NET INCOME.......................................$  3,223,937 $  2,576,538  $  6,049,059 $  5,165,060
 Other comprehensive income, net of tax:
   Unrealized gains (losses) on securities
    available-for-sale arising during the period.     141,829    1,017,318       589,544      795,106
   Reclassification adjustment for gains included
    in net income................................        none     (135,272)         none     (135,272)
                                                  -----------  -----------   -----------   ----------
 Other comprehensive income......................     141,829      882,046       589,544      659,834
                                                  -----------  -----------   -----------   ----------
COMPREHENSIVE INCOME.............................$  3,365,766 $  3,458,584  $  6,638,603 $  5,824,894
                                                  ===========  ===========   ===========   ==========

See accompanying notes to financial statements

                    Part I - Financial Information
           Sterling Financial Corporation and Subsidiaries
          Consolidated Statements of Cash Flows (Unaudited)
                                                             Six Months Ended
                                                                 June 30,
                                                            1998          1997
Cash Flows from Operating Activities
  Net Income...........................................$   6,049,059  $ 5,165,060
  Adjustments to reconcile net income to net cash
   provided by/(used in) operating activities:
     Depreciation......................................    1,027,881      950,245
     Accretion and amortization of investment securities     159,089      140,508
     Provision for possible loan and lease losses......      706,000      651,100
     (Gain) loss on sale of investment securities......         none     (204,957)
     (Gain) loss on disposition of property and equipment     (1,544)    (451,397)
     (Gain) loss on sale of mortgage loans.............     (337,569)    (114,438)
     Proceeds from sales of mortgage loans.............   43,501,649   15,067,118
     Origination of mortgage loans held for sale.......  (44,943,180) (15,010,885)
     Change in operating assets and liabilities:
       (Increase) decrease in accrued interest
        receivable and prepaid expenses................   (2,847,751)  (1,874,414)
       (Increase) decrease in other assets.............   (6,032,421)  (1,884,932)
        Increase (decrease) in accrued interest payable
        and accrued expenses...........................    2,184,387    1,407,757
        Increase (decrease) in other liabilities.......    1,133,221    (149,040)
                                                         -----------  -----------
  Net cash provided by/(used in) operating activities..      598,821    3,691,725
Cash Flows from Investing Activities
 Proceeds from interest-bearing deposits in other banks      302,266      857,017
 Purchase of interest-bearing deposits in other banks..     (318,917)    (264,729)
 Proceeds from sale of investment securities...........         none      205,400
 Proceeds from maturities of investment securities.....   26,098,998   15,645,939
 Purchase of investment securities.....................  (48,429,413) (24,896,434)
 Federal funds sold, net...............................    9,450,000    2,700,000
 Net loans and leases made to customers................  (17,871,433) (19,511,958)
 Purchases of premises and equipment...................     (799,325)  (1,764,089)
 Proceeds from sale of premises and equipment..........        4,976    1,777,645
                                                        ------------  -----------
  Net cash provided by/(used in) investing activities..  (31,562,848) (25,251,209)
Cash Flows from Financing Activities
 Net increase (decrease) in demand deposits,
  NOW and savings accounts.............................   14,096,329   (1,052,522)
 Net increase (decrease) in time deposits..............   20,811,820   20,382,244
 Net increase (decrease) in interest-bearing demand
  notes issued to the U.S. Treasury....................    2,000,000      258,603
 Proceeds from borrowings..............................    5,280,519   25,774,300
 Repayments of borrowings..............................   (9,072,976) (21,856,914)
 Cash dividends paid...................................   (2,651,762)  (2,363,863)
 Cash paid in lieu of fractional shares................      (40,038)        none
 Acquisition of treasury stock.........................   (1,257,756)  (1,261,472)
 Proceeds from issuance of treasury stock..............    1,133,219      889,223
                                                        ------------  -----------
   Net cash provided by/(used in) financing activities.   30,299,355   20,769,599
  Increase (decrease) in cash and due from banks.......     (664,672)    (789,885)
Cash and due from banks::
 Beginning.............................................   34,291,962   31,339,470
                                                        ------------  -----------
 Ending................................................$  33,627,290 $ 30,549,585
                                                        ============  ===========
Supplemental Disclosure of Cash Flow Information:
Cash payments for:
  Interest paid to depositors and on borrowed money....$  13,699,700 $ 11,878,956
  Income taxes.........................................    2,090,693    1,750,000
Supplemental Schedule of Noncash Investing
 and Financing Activities
Other Real Estate acquired in settlement of loans......      319,247      342,110

See accompanying notes to financial notes to accompanying statement




                  Part I - Financial Information

Sterling Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements of Sterling Financial Corporation ("Sterling") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

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

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, and unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecaster transaction. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Sterling has not completed the analysis required to estimate the impact of this statement.

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

     Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding which were 6,466,829 and 6,536,211 for 1998 and 1997 respectively. Diluted earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding plus all dilutive potential common shares outstanding during the period which were 6,503,002 and 6,537,760 for 1998 and 1997 respectively.

     Figures for 1997 were retroactively restated to reflect a 5% stock dividend paid in June 1988.

                  Part I - Financial Information

Sterling Financial Corporation and Subsidiaries

Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

     Total assets at June 30, 1998 amounted to $886,047,347 compared to $792,265,356 at June 30, 1997. This represents an increase of $93,781,991, or 11.8% over that period of time. Total assets at June 30, 1998 increased $40,559,270 or 4.8% over the $845,488,077 reported at December 31, 1997.

     The investment securities portfolio reflects an 25% increase of $45,988,170 during the twelve month period June 30, 1997 to June 30, 1998. The Corporation accounts for securities under the SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires that these securities be classified into one of three categories: held-to-maturity, available-for-sale or trading. Specific accounting treatments apply to each of the three categories. Securities held-to-maturity will be reported at amortized cost, trading securities are reported at fair value with unrealized gains and losses included in earnings and available-for-sale will be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. Sterling has segregated its investment securities into two categories: those held-to-maturity and those available-for-sale. During the first six months of 1998, there was in increase in investment securities in the amount of $23,064,574 or 11.2% from the $206,629,779 reported at December 31, 1997. The amount of unrealized gains included in the available-for-sale category at December 31, 1997 was $4,417,755, while at June 30, 1998 and 1997 it was $5,311,004 and $3,427,929 respectively.

     Net loans have grown from $484,893,189 at June 30, 1997 to $521,072,878 at June 30, 1998. This represents an increase of $36,179,689 or 7.5%. Net loans have grown from $503,907,445 to $521,072,878 during the six month period ended June 30, 1998. This represents an increase of 3.4% since December 31, 1997.

     Federal funds sold amounted to $18,700,000 at June 30, 1998 compared to $21,450,000 at June 30, 1997 and $28,150,000 at December 31, 1997.

     Premises and equipment decreased $439,626 from $22,145,264 at June 30, 1997 to $21,705,638 at June 30, 1998. During the first six months of 1998, total premises and equipment decreased $231,988 from $21,937,626 at December 31, 1997. Depreciation expense during these periods was greater than the net acquisition of premises and equipment which resulted in the decrease in premises and equipment.

     Total deposits increased $87,202,585 or 13.1% from $666,366,179 at June
30, 1997 to $753,568,764 at June 30, 1998. During the first six months of 1998, total deposits increased $34,908,149 or 4.9% from the $718,660,615 reported at December 31, 1997. Noninterest bearing deposits increased $6,287,481 from $80,969,311 at June 30, 1997 to $87,256,792 at June 30, 1998.
This represents an increase of 7.8%. During the same period, interest bearing deposits increased $80,915,104 or 13.8%. Noninterest bearing deposits increased $4,691,837 during the first six months of 1998 while interest bearing deposits increased $30,216,312. Included in the growth figures above is approximately $6 million in deposits involving the acquisition of the Leola branch deposit accounts of CoreStates Bank, N.A. which was finalized in May 1998.



     Stockholders' equity increased $5,541,160 or 7.7% from the $72,268,099 reported at June 30, 1997 to $77,809,259 at June 30, 1998. There was an increase of $3,822,266 or 5.2% from the $73,986,993 reported at December 31, 1997. The major contributor to these increases was net income from operations. Adding to the increase in stockholders' equity was an increase in net unrealized gains on available-for-sale securities for both periods indicated. These increases were to some degree offset by the repurchase of outstanding common stock throughout both periods indicated. Regulatory authorities have decided to exclude the net unrealized holding gains and losses on available-for-sale securities from the definition of common stockholders' equity for regulatory capital purposes. The capital ratios reflect that exclusion. Total stockholders' equity to total assets at June 30, 1998 was 8.44% compared to 8.87% at June 30, 1997 and 8.45% at December 31, 1997.

     Federal regulatory authorities issued risk-based capital guidelines applicable to banks and bank holding companies in an effort to make regulatory capital more responsive to the risk exposure related to various categories of assets and off-balance sheet items. These guidelines require that banking organizations meet a minimum risk-based capital, define the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of capital requirements. The components of total capital are called Tier 1 and Tier 2 Capital. Tier 1 capital is the shareholders' equity and Tier 2 capital is the allowance for loan losses. The risk-based capital ratios are computed by dividing the components of capital by risk-weighted assets. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet items. Regulatory authorities have decided to exclude the net unrealized holding gains and losses on available-for-sale securities from the definition of common stockholders' equity for regulatory capital purposes. However, national banks will continue to deduct unrealized losses on equity securities in their computation of Tier 1 capital. Therefore, national banks will continue to report the net unrealized holding gains and losses on available-for-sale securities in the reports of condition and income submitted to federal regulators as required by SFAS No. 115 and the financial reports prepared in accordance with generally accepted accounting principles, but will exclude these amounts from calculations of Tier 1 capital. In addition, national banks should use the amortized cost of available-for-sale debt securities (as opposed to fair value) to determine the average total assets as well as the risk-weighted assets used in the calculations of the leverage and risk-based capital ratios. The ratios below reflect the above definition of common stockholders' equity which included common stock, capital surplus and retained earnings, less net realized holding losses on available-for-sale equity securities with readily determinable fair values. The guidelines require Tier 1 capital of at least 4% and total capital of 8% of risk-weighted assets. The Tier 1 capital ratio was 9.68% and the total risk-based capital ratio was 10.76% at June 30, 1998 while the Tier 1 capital ratio was 10.57% and the total risk-based capital ratio was 11.81% at June 30, 1997.


The following table reflects the various capital ratios for the periods indicated:

                              June 30, 1998   December 31, 1997    June 30, 1997

      "Statement"
    Equity Capital                8.44%              8.45%              8.87%

    Primary and
     Total Capital                9.27%              9.28%              9.79%


      "Risk-based"
    Tier 1 Capital                9.68%             10.23%             10.57%

    Total Capital                10.76%             11.38%             11.81%



     Changes in the Allowance for Loan Losses for the six months ended June 30, 1998 and 1997 were as follows:

                                                1998                  1997

      Balance at January 1                  $ 7,730,000           $ 7,800,000
      Provision for loan losses
        charged to operating expenses           706,000               651,100

                                              8,436,000             8,451,100

      Losses charged to allowance               503,031               660,886
      Recoveries credited to allowance          114,182               188,808

      Net charge-offs                           388,849               472,078

      Balance at June 30,                   $ 8,047,151           $ 7,979,022
                                            ===========           ===========

      Allowance as a percent of
        period-end loans                          1.52%                 1.62%

    The net charge-offs for the first six months of 1998 were within the corporation's expectations and management believes that the allowance for loan losses is adequate. Management makes a determination no less frequently than quarterly as to the appropriate provision necessary to maintain an adequate allowance for potential loan losses. The amount of provision made is based upon a variety of factors including a specific allocation by individual credits, loss experience for classified loans using migration analysis, loss experience for homogenous loan pools, levels and trends in delinquency, specific non-accruing and problem loans, evaluation of economic conditions and forecasts and other factors deemed appropriate by management. While there can be no assurance that material amounts of additional loan loss provisions will not be required in the future, management believes that, based upon information presently available, the amount of the allowance for possible loan losses is adequate.





     The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans:

                          June 30,        December 31,              June 30,
                            1998              1997                    1997
Nonaccrual loans         $1,308,269       $1,313,717              $1,911,820
Accruing loans, past
 due 90 days or more     $  594,112       $  787,402              $  669,820
Restructured loans       $2,082,828       $2,104,560              $     none

Non-performing loans
 to total loans                .75%              .82%                    .52%
Allowance for loan losses
 to non-performing loans     201.9%            183.8%                  309.1%

     The general policy has been to cease accruing interest on loans when it is determined that a reasonable doubt exists as to the collectibility of additional interest. Interest income on these loans is only recognized to the extent payments are received. If interest income had been recorded on such loans for the periods indicated, such interest income would have been increased by approximately $55,689 and $82,290 at June 30, 1998 and 1997 respectively, and $152,755 at December 31, 1997. There was no interest income recorded on the nonaccrual loans in 1998, while in 1997 there was $10,010. Potential problem loans are loans which are included as performing loans, but for which possible credit problems of the borrower causes management to have doubts as to the ability of such borrower to comply with present repayment terms and which may eventually result in disclosure as a non-performing loan. At June 30,1998, there were no such loans that had to be disclosed as potential problem loans.
The increase in the total nonperforming assets over June 30, 1997 is primarily attributed to the restructure of a series of loans to one borrower involving
$2,082,828. There are no commitments to lend additional funds to this borrower in relation to the restructured loans. A loan is categorized as restructured if the original interest rate on the loan, repayment terms or both are restructured due to a deterioration in the financial condition of the borrower. In the case of the above referenced loans, the Bank is secured by real estate. The loans are current and have performed in accordance with the contractural terms, both prior to and after the restructure. Accrual of interest on these loans continues.

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

     The average amount of impaired loans was $3,233,380 for the second quarter of 1998 and $1,630,989 for the second quarter of 1997, while the average for the
year 1997 was $2,203,003.                .

  The following table presents information concerning impaired loans for the periods indicated:

                                              June 30,   December 31, June 30,
                                                1998        1997        1997
                                               ------      ------      ------
 Gross impaired loans which have allowances..$3,391,097  $3,418,277  $1,911,820
 Less: Related allowances for loan losses....  (169,555)   (410,193)   (287,043)
                                             ----------  ----------  ----------
   Net impaired loans........................$3,221,542  $3,008,084  $1,624,777
                                             ==========  ==========  ==========

     At June 30, 1998, there were no concentrations exceeding 10% of total loans. A concentration is defined as amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly affected by changes in economic or other conditions. There were no foreign loans outstanding at June 30, 1998.

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

Three months ended June 30, 1998 compared to three months ended June 30, 1997

     Net income for the second quarter of 1998 amounted to $3,223,937 compared to $2,576,538 for the second quarter of 1997. This represents an increase of $647,399 or 25.1%. On a per share basis, both basic and diluted, income was $.50 compared to $.39.

     Total interest income increased $1,166,149 or 8.4% while total interest expense increased $850,891 or 13.8%. Increased volumes in loans generated an increase in interest and fees of $441,807 or 3.9% over 1997. Interest on deposits with banks decreased $2,938, while interest on federal funds sold increased $79,128. Income on investment securities increased $648,152 or 24.9% in 1998 as a result of an increase in average volumes of various investment securities.

      Total interest expense amounted to $7,023,657 compared to $6,172,766.
This represents an increase of $850,891 or 13.8%. Interest paid on time certificates of deposit of $100,000 or more increased $135,666 or 34.6% in 1998 over the same period in 1997, while interest paid on all other deposits increased $867,757 or 17%. Interest expense on other interest bearing liabilities decreased $152,532 during the same period of time. Increased volumes in deposits was the primary reason for the increase in interest expense.

      The provision for possible loan losses decreased $107,000 from a charge of $453,000 in 1997 to $346,000 in 1998. The provision reflects the amount deemed appropriate by management to provide an adequate reserve to meet the present and foreseeable risk characteristics of the loan portfolio.

      Total other operating income increased $1,130,736 or 34.4%. Income from fiduciary activities increased $63,673 or nearly 16%. Service charges on deposit accounts decreased $22,084 while other various service charges increased $73,827. Mortgage banking income increased $205,269 as a result of increased volumes of originations and subsequent sales of mortgage loans. Other operating income reflects a decrease of $184,992 during this period of time. Included in other operating income in 1997 was a gain of $267,000 on the sale of the building that had been occupied by Town & Country. Gains on securities transactions amounted to $204,957 in 1997 while there were none in 1998. The major contributor to the increase in total other operating income was a one-time earnings' gain of $1,200,000 as a result of the sale of the Bank's credit card portfolio.

     Total other operating expenses rose $709,863 or nearly 10% over the same period last year. Increases of $603,995 in salaries and employee benefits, $52,039 in other operating expenses, $52,474 in occupancy and furniture and equipment expense and $1,355 in FDIC insurance constitute the total increase. The increase in salaries and employee benefits was primarily due to increases in staff as well as increases in wages and increased costs of employee benefits. One new branch office was opened in the last quaarter of 1997.

      Applicable income taxes increased $195,732 due in part to increased taxable income. The effective tax rate was 25.5% for the second quarter of 1998 compared to 26.1% for 1997.

Six months ended June 30, 1998 compared to six months ended June 30, 1997

     Net income increased from $5,165,060 in June 30, 1997 to $6,049,059 in June 30, 1998. This represents an increase of $883,999 or 17.1%. Net income on a per share basis (basic) was $.94 for six months ended June 30, 1998 compared to $.79 for the same period 1997. Sterling's return on average assets was 1.41% for 1998 compared to 1.35% for 1997. Return on average stockholders' equity was 16.55% and 14.95% respectively for 1998 and 1997.

     Total interest income increased $2,491,860 or 9.1%. Earning assets increased $80,447,395 or 11.5% during this time. Loans increased approximately $36 million or 7.2%, while securities increased nearly $46 million or 25% over the same period last year. Federal funds sold amounted to $18.7 million at June 30, 1998 compared to $21.5 million at June 30, 1997. Increased volumes generated the increase in interest income. Interest and fees on loans increased $1,194,720. Interest on deposits with banks decreased $10,203 while interest on federal funds sold increased $232,708. Interest on investment securities increased $1,074,635. The daily average balance on time deposits with banks was $38,071 in 1998 compared to $402,071 in 1997. During this time the daily average balance of federal funds sold increased from $9,709,392 in 1997 to $18,026,878 in 1998. The daily average balance of investment securities was $216,578,922 at June 30, 1998 and $177,427,108 at June 30, 1997.

     Total interest expense amounted to $13,847,232 reflecting an increase of $1,939,130 or 17.8% from the $11,908,102 reported in 1997. Interest-bearing deposits increased 13.8%. Increased volumes in deposits generated a major portion of the increase in interest on deposits expense of $2,096,018 or 19.6%. Interest paid on other interest-bearing liabilities decreased $156,888 primarily as a result of decreased average borrowings during this period of time.

     The provision for possible loan loss increased $54,900 in 1998 over 1997. The provision for loan losses is based upon the monthly review of the loan portfolio and reflects the amount deemed appropriate by management to provide an adequate reserve to meet the present and foreseeable risk characteristics of the loan portfolio.

     Total other operating income increased $1,694,560 or 28.1% during the first six months of 1998 over the same period in 1997. Income from fiduciary activities increased $171,040 or 22.3%. Service charges on deposit accounts increased $40,412 while other various service charges increased $192,932. Mortgage banking income increased $612,577 as a result of increased volumes of originations and subsequent sales. Other operating income decreased $371,452. Included in other operating income in 1997 was gains realized on the sale of real estate and equipment in the amount of $456,000. Gains on securities transactions amounted to $204,957 in 1997 while there were none in 1998. The major contributor to the increase in total other operating income was a one-time eaarnings gain of $1,200,000 as a result of the sale of the Bank's credit card portfolio.

     Total other operating expenses rose $1,057,561 or 7.6% over the same period last year. Increases of $924,914 in salaries and employee benefits, $20,855 in occupancy and furniture and equipment expense, $2,325 in FDIC insurance and $109,467 in other operating expenses constitute the total increase. The increase in salaries and employee benefits was primarily due to increases in staff as well as increases in wages and increased costs of employee benefits. One new branch office was opened in the last quarter of 1997.

     Applicable income taxes amounted to $2,011,726 in 1998 compared to $1,760,896 in 1997. The increase in taxes is due in part to increases in taxable income. The effective tax rate was 25% and 25.4% respectively for 1998 and 1997.

Three Months ended June 30, 1998 compared to three months ended March 31, 1998

     Net income increased $398,815 or 14.1% in the second quarter of 1998 over the first quarter of 1998. Net income for the three months ended June 30, 1998 was $3,223,937 compared to $2,825,122 for the three months ended March 31, 1998. Net income on a per share basis (basic) was $.50 for the second quarter of 1998, compared to $.44 for the first quarter of 1998. Return on average assets was 1.48% for the second quarter of 1998 compared to 1.34% for the first quarter of 1998. Return on average stockholder's equity was 17.48% for the second quarter of 1998 compared to 15.59% for the first quarter of 1998.

     Total interest income increased $394,155 or 2.7% while total interest expense increased $200,082 or 2.9%. This resulted in an increase in net interest income of $194,073. Earning assets increased $14,140,116 or 1.9% while interest-bearing liabilities increased $10,934,815 or 1.6%. Both interest income and interest expense increased due mainly to these increased volumes. However, there was a moderate increase on rates paid on interest-bearing deposits.

     The loan loss provision decreased $14,000 over the first quarter of 1998.

     Total other operating income increased $1,111,800 or 33.7% over the first quarter. All categories of other operating income reflect increases over the first quarter with the exception of income from fiduciary activities and mortgage banking income which reflects decreases. Increases of $20,440 in service charges on deposit accounts, $37,145 in other service charges, $41,140 in other operating income and decreases of $14,980 in fiduciary activities and $171,945 in mortgage banking income along with the one-time earnings gain of $1,200,000 as a result of the sale of the Bank's credit card portfolio represents the increase in total other operating income.

     Total other operating expenses increased $720,684 or 10.1% over the first quarter. There was an increase of $427,685 in salaries and employee benefits, $44,194 in furniture and equipment expenses, $832 in FDIC insurance and $268,188 in other operating expenses. Net occupancy expense decreased $20,215. Contributing to the increase in other operating expenses were increases in education and training expense, marketing expense, professional services and Visa fees.

     Applicable income taxes increased $200,374 over the first quarter as a result of an increase in taxable income.
                  Part I - Financial Information

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

     Although the make-up of the balance sheet is subject to change from time to time, management is of the opinion that there have been no material changes in reported market risks faced by the company since the end of the most recent fiscal year. Quantitative and qualitative disclosures about market risk was listed in Part II, Item 7A, of the Form 10-K for the fiscal year ended December 31, 1997.
                   PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.

     As of June 30, 1998, there were no material pending legal proceedings, other than ordinary routine litigation incidental to business, to which the Corporation or its subsidiaries are a party or of which any of their property is the subject.

Item 4 - Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders of Sterling Financial Corporation was held on April 28, 1998. The following individuals were elected to Sterling's Board of Directors to hold office for the term specified:

                             For a Term of Three Years

               Nominee                  In Favor                 Withheld
    Richard H. Albright, Jr.        4,830,987                   30,147
    Howard E. Groff, Jr.            4,849,426                   11,708
    John E. Stefan                  4,849,729                   11,405
    Glenn R. Walz                   4,849,741                   11,393

     There are six continuing directors whose terms of office will expire at the 1999 or 2000 Annual Meeting. They are as follows:


               Robert H. Caldwell             J. Roger Moyer
               Joan R. Henderson              E. Glenn Nauman
               J. Robert Hess
               Calvin G. High

     The results of the voting on the following additional item was as follows:

          Proposal to ratify the selection of Trout, Ebersole & Groff as the Corporation's independent certified public accountants for the year ending December 31, 1998.

               Votes For          Votes Against        Abstentions
               4,836,565                    7,484                      17,085

Item 6 - Exhibits and Reports on Form 8-K

     (a) EXHIBITS

               21. Subsidiaries of the Registrant
               27. Financial Data Schedule

     (b) REPORTS ON FORM 8-K - A report on Form 8-K dated April 28, 1998 was filed April 28, 1998 pursuant to Item 5 and Item 7 on Form 8-K filing, as
Exhibit 99, a copy of a Sterling Financial Corporation press release announcing the declaration of a 5% stock dividend.

     A report on Form 8-K dated May 29, 1998 was filed June 1, 1998 pursuant to
Item 5 and Item 7 on Form 8-K filing, as Exhibit 99, a copy of the press release announcing that the Registrant's subsidiary, Bank of Lancaster County, N.A., completed the acquisition of the Leola branch deposit accounts from CoreStates Bank, N.A. previosly announced in February 1998.

                            Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Sterling Financial Corporation


Date: August 7, 1998                 By: /s/ John E. Stefan
                                         John E. Stefan
                                         Chairman of the Board, President
                                         and Chief Executive Officer

Date: August 7, 1998                 By: /s/ Jere L. Obetz
                                         Jere L. Obetz
                                         Executive Vice President/Treasurer
                                         Chief Financial Officer




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