Form 10-Q
period 1998-09-30
STERLING FINANCIAL CORP /PA/
filed 1998-11-13
CIK 811671

FORM 10-Q

      UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C.  20549
(Mark One)
    X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1998

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

Common Stock, $5.00 Par Value-6,438,876 shares outstanding as of October
30, 1998.
           Sterling Financial Corporation and Subsidiaries

                                Index

PART I - FINANCIAL INFORMATION                                      Page

Item 1 - Financial Statements


         Consolidated Balance Sheets
         as of September 30, 1998 (Unaudited), December 31, 1997,
         and September 30, 1997 (Unaudited).                           3

         Consolidated Statements of Income
         for the Three and Nine Months ended September 30, 1998
         and 1997 (Unaudited).                                         4


         Consolidated Statements of Cash Flows
         for the Nine Months ended
         September 30, 1998 and 1997 (Unaudited).                      5

         Notes to Consolidated Financial
         Statements (Unaudited).                                       6



Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         9

Item 3 - Quantitative and Qualitative Disclosures about Market
           Risk                                                       20

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                            22

Item 6 - Exhibits and Reports on Form 8-K                             22

Signature Page                                                        23

Subsidiaries of the Registrant                                        24


                    Part I - Financial Information
           Sterling Financial Corporation and Subsidiaries
                     Consolidated Balance Sheets
[CAPTION]
                                        September 30, December 31, September 30,
                                             1998          1997         1997
ASSETS                                    (Unaudited)              (Unaudited)
[S]                                     [C]          [C]          [C]
Cash and due from banks.................$ 32,358,180 $ 34,291,962 $ 34,741,136
Interest-bearing deposits in other banks.     43,593       14,565        6,768
Federal funds sold....................... 12,890,000   28,150,000    4,000,000
Mortgage loans held for sale.............  1,580,500      791,500      996,700
Investment Securities::
 Securities held to maturity (market value-
  $70,152,251;$86,465,497;$90,065,675)..  68,239,251   85,155,282   88,976,007
 Securities available for sale...........165,363,307  121,474,497  112,044,911
Loans....................................530,079,370  512,073,424  507,432,604
  Less: Unearned Income..................   (157,603)    (435,979)    (574,445)
        Allowance for loan losses........ (7,838,254)  (7,730,000)  (8,020,970)
                                         -----------  -----------  -----------
Loans, Net...............................522,083,513  503,907,445  498,837,189
                                         -----------  -----------  -----------
Premises and Equipment................... 21,994,417   21,937,626   22,168,252
Other real estate owned..................    188,629      340,685      179,780
Accrued interest receivable and prepaid
  expenses............................... 13,307,280   12,243,207   11,959,023
Other assets............................. 46,060,143   37,181,308   35,875,668
                                          -----------  ----------- -----------
TOTAL ASSETS............................$884,108,813 $845,488,077 $809,785,434
                                         ===========  ===========  ===========
LIABILITIES
Deposits:
  Noninterest-bearing...................$ 87,110,897 $ 82,564,955 $ 76,652,517
  Interest-bearing...................... 667,775,510  636,095,660  607,770,554
                                         -----------  -----------  -----------
TOTAL DEPOSITS.......................... 754,886,407  718,660,615  684,423,071
                                         -----------  -----------  -----------
Interest-bearing demand notes issued to
   U.S. Treasury........................   4,453,730    3,000,000    3,000,000
Other liabilities for borrowed money....  25,473,369   32,312,232   31,415,138
Accrued interest payable and accrued
   expenses.............................  10,858,152   10,164,729    9,391,097
Other liabilities.......................   9,023,959    7,363,508    8,420,702
                                         -----------  -----------  -----------
TOTAL LIABILITIES....................... 804,695,617  771,501,084  736,650,008
STOCKHOLDERS' EQUITY                     -----------  -----------  -----------
Common Stock - (Par Value: $5.00)
  No. Shares authorized: 35,000,000
  No. Shares issued:
     6,471,057; 6,237,009; 6,237,009
  No. Shares outstanding:
     6,439,783; 6,149,795; 6,166,745..... 32,355,285   31,185,045   31,185,045
Capital Surplus.......................... 24,801,575   16,321,050   16,321,050
Retained Earnings........................ 19,303,792   25,827,750   24,470,953
Net unrealized gain on securities
  available for sale.....................  4,150,487    2,915,718    2,966,459
Less: Treasury Stock
  (31,274; 87,214; 70,264) - at cost..... (1,197,943)  (2,262,570)  (1,808,081)
                                         -----------  -----------  -----------
TOTAL STOCKHOLDERS' EQUITY............... 79,413,196   73,986,993   73,135,426
TOTAL LIABILITIES AND STOCKHOLDERS'      -----------  -----------  -----------
  EQUITY................................$884,108,813 $845,488,077 $809,785,434
                                        ============  ===========  ===========
See accompanying notes to financial statements
[/TABLE]

                      Part 1 - Financial Information
             Sterling Financial Corporation and Subsidiaries
              Consolidated Statements of Income (Unaudited)
                                                     Three Months Ended         Nine Months Ended
                                                        September 30,              September 30,
                                                      1998         1997         1998         1997
INTEREST INCOME
 Interest and fees on loans......................$ 11,597,653 $ 11,345,875  $ 34,676,307 $ 33,229,809
 Interest on deposits in other banks..............        832          745         2,038       12,154
 Interest on federal funds sold...................    263,102      226,022       760,045      490,257
 Interest and dividends on investment securities:
     Taxable......................................  2,393,045    2,005,531     6,888,398    5,582,591
     Tax-exempt...................................    878,991      798,649     2,526,007    2,295,698
     Dividends on stock...........................     67,473       56,932       186,686      169,770
                                                  -----------  -----------   -----------  -----------
TOTAL INTEREST INCOME............................. 15,201,096   14,433,754    45,039,481   41,780,279
                                                  -----------  -----------   -----------  -----------
INTEREST EXPENSE
  Interest on time certificates of deposit of
   $100,000 or more...............................    485,532      461,139     1,555,137    1,218,210
  Interest on all other deposits..................  6,219,092    5,503,173    17,957,092   15,457,689
  Interest on demand notes issued to the
    U.S. Treasury....... .........................     44,984       28,868       104,595       85,996
  Interest on federal funds purchased.............       none         none          none        1,285
  Interest on other borrowed money................    447,523      580,805     1,427,539    1,718,907
                                                  -----------  -----------   -----------  -----------
TOTAL INTEREST EXPENSE............................  7,197,131    6,573,985    21,044,363   18,482,087
                                                  -----------  -----------   -----------  -----------
NET INTEREST INCOME...............................  8,003,965    7,859,769    23,995,118   23,298,192
  Provision for loan losses.......................    175,000      335,000       881,000      986,100
                                                  -----------  -----------   -----------  -----------
NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES....................................  7,828,965    7,524,769    23,114,118   22,312,092
                                                  -----------  -----------   -----------  -----------
OTHER OPERATING INCOME
   Income from fiduciary activities...............    455,284      379,646     1,395,074    1,148,388
   Service charges on deposit accounts............    741,706      781,546     2,162,418    2,161,846
   Other service charges, commissions and fees....    427,643      391,160     1,312,904    1,083,489
   Mortgage banking income........................    477,941      368,394     1,599,452      877,328
   Income from sales of assets....................    138,507         none     1,338,507         none
   Other operating income.........................  1,183,093    1,025,359     3,332,747    3,492,465
   Gains (Losses) on securities transactions......       none        3,500          none      208,457
                                                  -----------  -----------   -----------  -----------
TOTAL OTHER OPERATING INCOME.....................   3,424,174    2,949,605    11,141,102    8,971,973
                                                  -----------  -----------   -----------  -----------
 OTHER OPERATING EXPENSES
   Salaries and employee benefits................   4,318,970    4,242,203    13,295,957   12,294,276
   Net occupancy expense.........................     530,731      546,414     1,584,156    1,729,438
   Furniture and equipment expense...............     700,722      627,933     2,042,344    1,819,101
   FDIC insurance assessment.....................      22,146       19,726        65,082       60,337
   Other operating expenses......................   1,975,572    1,495,873     5,501,898    4,912,732
                                                  -----------  -----------   -----------  -----------
TOTAL OTHER OPERATING EXPENSES...................   7,548,141    6,932,149    22,489,437   20,815,884
                                                  -----------  -----------   -----------  -----------
   Income before income taxes....................   3,704,998    3,542,225    11,765,783   10,468,181
   Applicable income taxes.......................     866,658      892,917     2,878,384    2,653,813
                                                  -----------  -----------   -----------  -----------
NET INCOME.......................................$  2,838,340 $  2,649,308  $  8,887,399 $  7,814,368
                                                  ===========  ===========   ===========  ===========
Earnings per common share:
 Net Income (basic)............................. $        .44 $        .41  $       1.38 $       1.20
 Net Income (diluted)...........................          .44          .41          1.37         1.20
Cash dividends declared per common share........ $        .21 $        .23  $        .62 $        .59

       Consolidated Statements of Comprehensive Income (Unaudited)
Net Income...................................... $  2,838,340 $  2,649,308  $  8,887,399 $  7,814,368
Other comprehensive income, net of tax:
 Unrealized gains (losses) on securities
  available-for-sale arising during period......      645,225      706,336     1,234,769    1,501,442
 Reclassification adjustment for (gains) losses
  included in net income........................         none       (2,310)         none     (137,582)
                                                  -----------  -----------   -----------  -----------
Other comprehensive income......................      645,225      704,026     1,234,769    1,363,860
                                                  -----------  -----------   -----------  -----------
COMPREHENSIVE INCOME............................ $  3,483,565 $  3,353,334  $ 10,122,168 $  9,178,228
                                                  ===========  ===========   ===========  ===========
 See accompanying notes to financial statements


                    Part I - Financial Information
           Sterling Financial Corporation and Subsidiaries
          Consolidated Statements of Cash Flows (Unaudited)
                                                                  Nine Months Ended
                                                                     September 30,
                                                                  1998          1997
Cash Flows from Operating Activities
  Net Income.................................................$   8,887,399  $ 7,814,368
  Adjustments to reconcile net income to net cash
   provided by/(used in) operating activities:
     Depreciation............................................    1,563,545    1,447,607
     Accretion and amortization of investment securities.....      266,282      199,207
     Provision for possible loan and lease losses............      881,000      986,100
     (Gain) loss on disposition of property and equipment....       (3,112)    (454,689)
     (Gain) loss on sales of securities......................         none     (208,457)
     (Gain) loss on sale of mortgage loans...................     (434,145)    (211,271)
     Proceeds from sales of mortgage loans...................   59,995,791   26,318,981
     Origination of mortgage loans held for sale.............  (60,350,646) (26,088,310)
     Change in operating assets and liabilities:
       (Increase) decrease in accrued interest
        receivable and prepaid expenses......................   (1,064,073)    (696,957)
       (Increase) decrease in other assets...................   (8,726,778)  (2,681,240)
        Increase (decrease) in accrued interest payable
        and accrued expenses.................................      693,423      686,612
        Increase (decrease) in other liabilities.............    1,024,359    1,741,358
                                                               -----------   ----------
  Net cash provided by/(used in) operating activities........    2,733,045    8,853,309
Cash Flows from Investing Activities
 Proceeds from interest-bearing deposits in other banks......      331,731      938,508
 Purchase of interest-bearing deposits in other banks........     (360,759)    (301,778)
 Proceeds from sales of securities available for sale........         none      214,000
 Proceeds from maturities of investment securities...........   37,641,042   25,496,610
 Purchase of investment securities...........................  (63,009,243) (51,058,933)
 Federal funds sold, net.....................................   15,260,000   20,150,000
 Net loans and leases made to customers......................  (19,057,068) (33,790,958)
 Purchases of premises and equipment.........................   (1,630,996)  (2,286,621)
 Proceeds from sale of premises and equipment................       13,772    1,783,119
                                                              ------------  -----------
  Net cash provided by/(used in) investing activities........  (30,811,521) (38,856,053)
Cash Flows from Financing Activities
 Net increase (decrease) in demand deposits,
  NOW and savings accounts...................................    9,965,165    2,322,793
 Net increase (decrease) in time deposits....................   26,260,627   35,063,821
 Net increase (decrease) in interest-bearing demand
  notes issued to the U.S. Treasury..........................    1,453,730      258,603
 Proceeds from borrowings....................................    6,280,519   27,474,300
 Repayments of borrowings....................................  (13,119,382) (26,492,988)
 Proceeds from issuance of common stock......................       60,719         none
 Cash dividends paid.........................................   (4,003,865)  (3,845,871)
 Acquisition of treasury stock...............................   (2,455,698)  (2,847,151)
 Proceeds from issuance of treasury stock....................    1,742,917    1,470,903
 Cash paid in lieu of fractional shares......................      (40,038)        none
                                                              ------------  -----------
   Net cash provided by/(used in) financing activities.......   26,144,694   33,404,410
  Increase (decrease) in cash and due from banks.............   (1,933,782)   3,401,666
Cash and due from banks::
 Beginning...................................................   34,291,962   31,339,470
                                                              ------------  -----------
 Ending......................................................$  32,358,180 $ 34,741,136
                                                              ============  ===========
Supplemental Disclosure of Cash Flow Information:
Cash payments for:
  Interest paid to depositors and on borrowed money..........$  20,586,523 $ 17,915,292
  Income taxes...............................................    3,140,693    2,100,000

Supplemental Schedule of Noncash Investing
 and Financing Activities
Other Real Estate acquired in settlement of loans............      319,247      369,985

See accompanying notes to financial statement

                 Part I - Financial Information

Sterling Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements of Sterling Financial Corporation ("Sterling") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

     The consolidated financial statements of Sterling include the accounts of its wholly owned subsidiaries, Bank of Lancaster County, N.A. (the "Bank") and its wholly owned subsidiary, Town & Country, Inc., and Sterling Mortgage Services, Inc. (presently inactive). All significant intercompany transactions are eliminated in the consolidation.

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

     Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding which were 6,462,783 and 6,527,589 for 1998 and 1997 respectively. Diluted earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding plus all dilutive potential common shares outstanding during the period which were 6,483,424 and 6,529,666 for 1998 and 1997 respectively.

     Figures prior to June 1998 were retroactively restated to reflect the effect of a 5% stock dividend paid in June 1998.

Note 3 - Dividends Declared

     The regular cash dividend declared for the third quarter of 1998 amounted to $.21 per share while the regular cash dividend for the third quarter of 1997 amounted to $.19 per share. In addition, a "Special Dividend" of $.04 per share was declared in the third quarter of 1997. Per share dividend amounts have been retroactively restated to reflect the effect of the 5% stock dividend paid in June 1998.

                 Part I - Financial Information

Sterling Financial Corporation and Subsidiaries

Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion provides management's analysis of the consolidated financial conditions and results of operations of the Corporation and its subsidiaries, the Bank and its subsidiary, Town & County, Inc., and Sterling Mortgage Services, Inc., which is presently inactive.

     In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Managements's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q and the Annual Report on Form 10-K Annual Report to be filed by the Corporation, and any Current Reports on Form 8-K filed by the Corporation.

Financial Condition

     Total assets at September 30, 1998 amounted to $884,108,813 which represents an increase of 9.2% over the $809,785,434 reported at September 30, 1997. Total assets at September 30, 1998 increased $38,620,736 or 4.6% over the $845,488,077 reported at December 31, 1997.

     The investment securities portfolio reflects a 16.2% increase of $32,581,640 during the twelve month period September 30, 1997 to September 30, 1998. The Corporation accounts for securities under the SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires that these securities be classified into one of three categories: held-to-maturity, available-for-sale or trading. Specific accounting treatments apply to each of the three categories.
Securities held-to-maturity will be reported at amortized cost, trading securities are reported at fair value with unrealized gains and losses included in earnings and available-for-sale will be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. Sterling has segregated its investment securities into two categories: those held-to-maturity and those available-for-sale. During the first nine months of 1998, there was in increase in investment securities in the amount of $26,972,779 or 13.1% from the $206,629,779 reported at December 31, 1997. The amount of unrealized gains included in the available-for-sale category at December 31, 1997 was $4,417,755, while at September 30, 1998 and 1997 it was $6,288,616 and $4,494,635
respectively.

     Net loans have grown from $503,907,445 to $522,083,513 during the nine month period ended September 30, 1998. This represents an increase of 3.6% since December 31, 1997. Net loans increased from $498,837,189 at September 30, 1997 to $522,083,513 at September 30, 1998. This represents an increase of $23,246,324 or 4.7%.

     Federal funds sold amounted to $12,890,000 at September 30, 1998 compared to $4,000,000 at September 30, 1997 and $28,150,000 at December 31, 1997.

     Premises and equipment decreased $173,835, or .8%, from $22,168,252 at September 30, 1997 to $21,994,417 at September 30, 1998. During the first nine months of 1998, total premises and equipment increased $56,791, or .3%, from $21,937,626 at December 31, 1997. Depreciation expense for the period September 30, 1997 to September 30, 1998 was greater than the net acquisition of premises and equipment which resulted in the decrease in premises and equipment for that period of time.

     Total deposits increased $70,463,336 or 10.3% from $684,423,071 at September 30, 1997 to $754,886,407 at September 30, 1998. During the first nine months of 1998, total deposits increased $36,225,792 or 5% from the $718,660,615 reported at December 31, 1997.
Noninterest bearing deposits increased
$10,458,380, or 13.6%, from $76,652,517 at September 30, 1997 to $87,110,897 at
September 30, 1998. During the same period, interest bearing deposits increased $60,004,956 or 9.9%. Noninterest bearing deposits increased $4,545,942, or 5.5%, during the first nine months of 1998 while interest bearing deposits increased $31,679,850, or 5%.
Included in the growth figures above is approximately $6 million in deposits involving the acquisition of the Leola branch deposit accounts of CoreStates Bank, N.A. which was finalized in May 1998.

     Stockholders' equity increased $6,277,770 or 8.6% from the $73,135,426 reported at September 30, 1997 to $79,413,196 at September 30, 1998. There was an increase of $5,426,203 or 7.3% from the $73,986,993 reported at December 31, 1997. The major contributor to these increases was net income from operations. Adding to the increase in stockholders' equity was an increase in net unrealized gains on available-for-sale securities for both periods indicated. However, regulatory authorities have decided to exclude the net unrealized holding gains and losses on available-for-sale securities from the definition of common stockholders' equity for regulatory capital purposes. The capital ratios reflect that exclusion. Total stockholders' equity to total assets at September 30, 1998 was 8.57% compared to 8.71% at September 30, 1997 and 8.45% at December 31, 1997.

     Federal regulatory authorities issued risk-based capital guidelines applicable to banks and bank holding companies in an effort to make regulatory capital more responsive to the risk exposure related to various categories of assets and off-balance sheet items. These guidelines require that banking organizations meet a minimum risk-based capital, define the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of capital requirements. The components of total capital are called Tier 1 and Tier 2 capital. Tier 1 capital is the shareholders' equity and Tier 2 capital is the allowance for loan losses. The risk-based capital ratios are computed by dividing the components of capital by risk-weighted assets. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet items. Regulatory authorities have decided to exclude the net unrealized holding gains and losses on available-for-sale securities from the definition of common stockholders' equity for regulatory capital purposes. However, national banks will continue to deduct unrealized losses on equity securities in their computation of Tier 1 capital. Therefore, national banks will continue to report the net unrealized holding gains and losses on available-for-sale securities in the reports of condition and income submitted to federal regulators as required by SFAS No. 115 and the financial reports prepared in accordance with generally accepted accounting principles, but will exclude these amounts from calculations of Tier 1 capital. In addition, national banks should use the amortized cost of available-for-sale debt securities (as opposed to fair value) to determine the average total assets as well as the risk-weighted assets used in the calculations of the leverage and risk-based capital ratios.
The ratios below reflect the above definition of common stockholders' equity which included common stock, capital surplus and retained earnings, less net realized holding losses on available-for-sale equity securities with readily determinable fair values. The guidelines require Tier 1 capital of at least 4% and total capital of 8% of risk-weighted assets. The Tier 1 capital ratio was 9.60% and the total risk-based capital ratio was 10.79% at September 30, 1998 while the Tier 1 capital ratio was 10.32% and the total risk-based capital ratio was 11.53% at September 30, 1997.


     The following table reflects the various capital ratios for the periods indicated:

                September 30, 1998   December 31, 1997   September 30, 1997
  "Statement"
Equity Capital            8.57%              8.45%              8.71%
Primary and
 Total Capital            9.38%              9.28%              9.61%

  "Risk-based"
Tier 1 Capital            9.60%             10.23%             10.32%
Total Capital            10.79%             11.38%             11.53%

     Changes in the Allowance for Loan Losses for the nine months ended September 30, 1998 and 1997 were as follows:

                                             1998                  1997

   Balance at January 1                  $ 7,730,000           $ 7,800,000
   Provision for loan losses
     charged to operating expenses           881,000               986,100
                                         -----------          ------------
                                           8,611,000             8,786,100
                                         -----------           -----------
   Losses charged to allowance               971,873             1,023,569
   Recoveries credited to allowance          199,127               258,439
                                         -----------           -----------
   Net charge-offs                           772,746               765,130
                                         -----------           -----------
   Balance at September 30,              $ 7,838,254           $ 8,020,970
                                         ===========           ===========
Allowance as a percent of
        period-end loans                       1.48%                 1.58%

    The net charge-offs for the first nine months of 1998 were within the corporation's expectations and management is of the opinion that the allowance for loan losses is adequate. Management makes a determination no less frequently than quarterly as to the appropriate provision necessary to maintain an adequate allowance for potential loan losses.
The amount of provision made is based upon a variety of factors including a specific allocation by individual credits, loss experience for classified loans using migration analysis, loss experience for homogenous loan pools, levels and trends in delinquency, specific non-accruing and problem loans, evaluation of economic conditions and forecasts and other factors deemed appropriate by management. While there can be no assurance that material amounts of additional loan loss provisions will not be required in the future, management believes that, based upon information presently available, the amount of the allowance for possible loan losses is adequate.

     The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans:

                        September 30,     December 31,       September 30,
                           1998               1997               1997
Nonaccrual loans         $1,026,877        $1,313,717         $1,755,282
Accruing loans, past
 due 90 days or more     $  670,821        $  787,402         $  853,156
Restructured loans       $2,000,739        $2,104,560         $2,192,169

Non-performing loans
 to total loans                .70%              .82%               .95%
Allowance for loan losses
 to non-performing loans    211.93%           183.80%            167.08%

     The general policy has been to cease accruing interest on loans when it is determined that a reasonable doubt exists as to the collectibility of additional interest. Interest income on these loans is only recognized to the extent payments are received. If interest income had been recorded on such loans for the periods indicated, such interest income would have been increased by approximately $75,065 and $135,037 at September 30, 1998 and 1997 respectively, and $152,755 at December 31, 1997. Interest income recorded on the nonaccrual loans in 1998 was $561 and in 1997 was $15,015. Potential problem loans are loans which are included as performing loans, but for which possible credit problems of the borrower causes management to have doubts as to the ability of such borrower to comply with present repayment terms and which may eventually result in disclosure as a non-performing loan. At September 30, 1998, there were no such loans that had to be disclosed as potential problem loans.

     A loan is categorized as restructured if the original interest rate on the loan, repayment terms or both are restructured due to a deterioration in the financial condition of the borrower. The restructured loans listed is the restructure of a series of loans to one borrower. There are no commitments to lend additional funds to this borrower in relation to the restructured loans. In the case of the above referenced loans, the Bank is secured by real estate. The loans are current and have performed in accordance with contractual terms, both prior to and after the restructure. Accrual of interest on these loans continues.

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

     The average amount of impaired loans was $3,019,352 for the third quarter of 1998 and $2,272,020 for the third quarter of 1997, while the
average for 1997 was $2,203,003.                .

     The following table presents information concerning impaired loans for the periods indicated:

                                    September 30,  December 31,  September 30,
                                        1998          1997            1997
Gross impaired loans which have
  allowances.........................$3,027,616    $3,418,277      $3,947,451
Less: Related allowances for
  loan losses........................  (151,381)     (410,193)       (473,694)
                                     ----------    ----------      ----------
Net impaired loans...................$2,876,235    $3,008,084      $3,473,757
                                     ==========    ==========      ==========

     At September 30, 1998, there were no concentrations exceeding 10% of total loans. A concentration is defined as amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly affected by changes in economic or other conditions. There were no foreign loans outstanding at September 30, 1998.

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

YEAR 2000

     The following section contains forward-looking statements which involve risks and uncertainties. The actual impact on the Corporation of the Year 2000 issue could materially differ from that which is anticipated in the forward-looking statements as a result of certain factors identified below.

     The Year 2000 issue ("Y2K") is the result of computer programs being written using two digits rather than four to define the applicable year. It is anticipated that most systems may recognize a date using "00" as the year "1900" rather than "2000". This could result in system failures, miscalculations, and disruptions of normal business operations including, among other things, a temporary inability to process transactions, send statements, or engage in similar day to day business activities. At Sterling Financial Corporation, we recognize the Year 2000 problem is more than just a systems issue. It is a business issue, and we are dealing with it in that manner.

Corporation's State of Readiness

     Sterling Financial Corporation is committed to ensuring that the Corporation's daily operations suffer little or no impact from the century date change. The Corporation has applied due diligence throughout the Y2K process, following the guidelines contained in the series of Federal Financial Institutions Examination Council's Interagency Guidelines. These guidelines
include the following five phases:   awareness, assessment, renovation or
remediation, testing or validation and implementation.

     Management has initiated an enterprise-wide program to prepare the Corporation's computer systems and applications for the Year 2000. The Corporation has developed a comprehensive inventory of all mainframe and PC based applications, third-party relationships, environmental (bank vaults, VCRs, security systems, etc.)
and proprietary programs. This assessment identified 216 systems or processes and 448 proprietary programs, which could be impacted by the century date change.

     The 448 proprietary programs consist of management reporting, interface programs, and bridge programs. As of September 30, 1998, the Corporation has remediated 324 or 72% of these programs.

     In January of 1997, the Corporation began converting its computer systems to be Year 2000 ready. As of September 30,1998, approximately 69% of theCorporation's systems were ready, with all systems expected to be ready by June 1999.

Vendor Type              Total #   # Y2K Ready         % Y2K Ready
PC Based Applications       117        69              59%
Mainframe Applications       49        34              69%
Third-Party Relationships    24         9              38%
Environmental                26        25              96%
Proprietary Programs        448       324              72%
Total                       664       461              69%


     The Corporation has acquired its core mission-critical systems from a highly regarded third-party vendor. Thus, even though the Corporation does not have direct control over the renovation process, it is monitoring the progress of its third-party vendors to assess the status of their Y2K readiness efforts.
However, because most computer systems are, by their very nature, independent, it is possible that noncompliant third-party computers could impact the Corporation's computer systems.
The Corporation could be adversely affected by the Y2K problem if it or unrelated parties fail to successfully address the problem. Steps have been taken to communicate with the unrelated parties with whom it deals to coordinate Year 2000 readiness. Additionally, we are dependent on external suppliers, such as, wire transfer systems, telephone systems, electric companies, and other utility companies for continuation of service.
The Corporation is also assessing the impact, if any, the century date change may have on its credit risk. The Corporation is contacting its large commercial loan customers concerning their level of readiness for Year 2000. Formal communications have been initiated with all of its vendors and large commercial customers to determine the extent to which the Corporation is vulnerable to those third-parties' failure to remedy their own Year 2000 issues.
The Y2K Project Manager has available each vendors' Y2K readiness efforts which includes their remediation plan, renovation approach, testing methodologies and target dates.

     A comprehensive testing plan has been developed. The Corporation has prioritized all mainframe and PC based applications, third-party relationships, environmental and proprietary programs to be tested. Separate environments for testing have been defined and established. Beginning in the fourth quarter of 1998, the Corporation will be performing a variety of testing to include limited unit testing (aging dates forward on files), system testing (advancing the computer system date forward) and combined system integration (running applications dependent on each other together with the data files aged and computer system date advanced forward) and acceptance testing (user review and validation). Test scripts have been written which define the type of testing to be performed, the resources necessary to perform the test, the transactions or files to be processed, and expected results for each type of testing performed. Additionally, a testing validation, certification and reporting process has been established.

Costs of Year 2000

     As of September 30, 1998, $182,100 has been expended as Year 2000 costs. Management expects to spend a total of $310,688 for the entire project. The estimated Year 2000 project costs include the costs and time associated with the impact of third-parties' Year 2000 issues, and are based on presently available information. The total cost of the project is being funded through operating cash flows. The Corporation continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. Accordingly, the Corporation does not expect the amounts required to be expensed over the next 15 months to have a material effect on the financial position or results of operations. However, if readiness is not achieved in a timely manner by the Corporation or any of its significant related third-parties, be it a supplier of services or customer, the Y2K issue could possibly have a material effect on the Corporation's operations and financial position.


     The cost of the projects and the date on which the Corporation plans to complete both Year 2000 modifications and systems conversions are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.
Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Risks of Year 2000

     At present, management believes it's progress in remediating the proprietary programs and installing Y2K upgrades to the third-party vendor mainframe and PC based computer applications is on target.
The Year 2000 computer problem creates risk for the Corporation from unforseen problems in its own computer systems and from third-party vendors who provide the majority of the Corporation's mainframe and PC based computer applications. Failures of third-party systems relative to the Y2K issue could have a material impact on the Corporation's ability to conduct business.

Continency Plans

     A contingency plan has been developed for mission-critical and required mainframe and PC based applications, third-party relationships, environmental and proprietary programs. The Corporation's contingency plans involve the use of manual labor and replacement or update of computer systems to compensate for the loss or inconveniences caused by the disruption of certain automated computer systems. The contingency plans define scheduled completion dates, test dates and trigger dates. The trigger date being the date the Corporation would implement the continency plan.

     A detailed business resumption contingency plan is currently under development with a target completion date of January 31, 1999. This detailed business resumption contingency plan will calculate a risk factor for each core business line and/or product. Based on the calculated risk factor, a specific business resumption contingency plan will be written and tested.

Results of Operations

     The following discussion analyzes the specific components affecting the changes in net income for the periods analyzed.

Three months ended September 30, 1998 compared to three months ended September 30, 1997

     Net income for the third quarter of 1998 amounted to $2,838,340 compared to $2,649,308 for the third quarter of 1997. This represents an increase of $189,032 or 7.1%. On a per share basis, income was $.44 compared to $.41.

     Total interest income increased $767,342 or 5.3% while total interest expense increased $623,146 or 9.5%. Increased volumes in loans was primarily responsible for an increase in interest and fees of $251,778 or 2.2% over 1997. Interest on deposits with banks reflects very little change, while interest on federal funds sold increased $37,080 as a result of increased volumes. Income on investment securities increased $478,397 or 16.7% in 1998 as a result of increased volumes in various investment securities.

     Total interest expense amounted to $7,197,131 for this period compared to $6,573,985 for the same period last year. This represents an increase of $623,146 or 9.5%. Interest paid on time certificates of deposit of $100,000 or more increased $24,393 in 1998 over the same period in 1997, while interest paid on all other deposits increased $715,919 or 13%. Interest expense on other interest bearing liabilities decreased $117,166 during the same period of time. Increased volumes in deposits was the primary reason for the increase in interest expenses.

     The provision for possible loan losses decreased $160,000 from a charge of $335,000 in 1997 to $175,000 in 1998. The provision reflects the amount deemed appropriate by management to provide an adequate reserve to meet the present and foreseeable risk characteristics of the loan portfolio.

     Total other operating income increased $474,569 or 16.1%. Income from fiduciary activities increased $75,638 or 19.9%. Service charges on deposit accounts decreased $39,840 or 5.1% while other various service charges increased $36,483 or 9.3%. Mortgage banking income increased $109,547 or 29.7% over the same period last year. Other operating income reflected an increase of $157,734 or 15.4%. Gains on securities transactions for 1997 was $3,500. There were no gains in 1998. Included in total other operating income was $138,507, an additional gain from the sale of the Bank's credit card portfolio in the second quarter of 1998.

     Total other operating expenses rose $615,992 or 8.9% over the same period last year. There were increases of $76,767 in salaries and employee benefits, $57,106 in occupancy and furniture and equipment expense and $2,420 in the FDIC assessment while other operating expenses increased $479,699. Contributing to the increase in other operating expenses were increases in marketing expense, professional services, VISA and MAC fees and expenses incurred with investments in limited partnerships.

      Applicable income taxes decreased $26,259. The effective tax rate was 23.4% for the third quarter of 1998 compared to 25.2% for 1997.

Nine months ended September 30, 1998 compared to nine months ended September 30, 1997

     Net income increased from $7,814,368 in September 30, 1997 to $8,887,399 in September 30, 1998. This represents an increase of $1,073,031 or 13.7%. Net income on a per share basis (basic) was $1.38 for nine months ended
September 30, 1998 compared to $1.20 for the same period 1997.
Sterling's return on average assets was 1.37% for 1998 compared to 1.34% for 1997. Return on average stockholders' equity was 16.08% and 14.99% respectively for 1998 and 1997.

     Total interest income increased $3,259,202 or 7.8%. Earning assets increased $65,155,873 or 9.1%. Loans increased over $22.6 million or 4.5%, while securities increased over $32 million or 16.2% over the same period last year.
Increased volumes in loans and investment securities generated a major portion of the increase in interest income.
Interest and fees on loans increased
$1,446,498. Interest on deposits with banks decreased $10,116 while interest on federal funds sold increased $269,788. Interest on investment securities increased $1,553,032. During this time the daily average balance of federal funds sold increased from $11,853,663 in 1997 to $18,112,827 in 1998. The daily average balance of investment securities was $221,535,549 at September 30, 1998 and $183,422,038 at September 30, 1997.

     Total interest expense amounted to $21,044,363 reflecting an increase of $2,562,276 or 13.9% from the $18,482,087 reported in 1997. Interest-bearing deposits increased over $60 million or 9.9%. Increased volumes in deposits generated a major portion of the increase in interest expense of $2,836,330 or 17%. Interest paid on other interest-bearing liabilities decreased $274,054.

     The provision for possible loan loss decreased $105,100 in 1998 over 1997. The provision for loan losses is based upon the monthly review of the loan portfolio and reflects the amount deemed appropriate by management to provide an adequate reserve to meet the present and foreseeable risk characteristics of the loan portfolio.

     Total other operating income increased $2,169,129 or 24.2% during the first nine months of 1998 over the same period in 1997. Income from fiduciary activities increased $246,686 or 21.5%. Service charges on deposit accounts increased $572 while other various service charges increased $229,415. Other operating income decreased $159,718 or 4.6%. Included in other operating income for 1997 was a gain of $419,000 on the sale of the previously owned Administrative Service Center and the building occupied by Town & Country. Mortgage banking income increased $722,124 as a result of increased volumes of originations and subsequent sales. The major contributor to the increase in total other operating income was a one-time earnings gain of $1,338,507 as a
result of the sale of the Bank's credit card portfolio.   Gains on securities
transactions amounted to $208,457 in 1997 while there were no gains in 1998.

          Total other operating expenses rose $1,673,553 or 8% over the same period last year. Increases of $1,001,681 in salaries and employee benefits, $77,961 in occupancy and furniture and equipment expense, $4,745 in FDIC insurance and $589,166 in other operating expenses constitute the total increase. The increase in salaries and employee benefits was primarily due to increases in staff as well as increases in wages and increased costs of employee benefits. Contributing to the increase in other operating expenses were increases in education and training expense, VISA and MAC fees, professional services, PA Shares Tax, printing and forms expense, telephone expense and expenses incurred with investments in limited partnerships.

     Applicable income taxes amounted to $2,878,384 in 1998 compared to $2,653,813 in 1997. The increase in taxes is due in part to increases in taxable income. The effective tax rate was 24.5% and 25.4% respectively for 1998 and 1997.


Three Months ended September 30, 1998 compared to three months ended
June 30, 1998

     Net income decreased $385,597 or 12% in the third quarter of 1998 over the second quarter of 1998. Net income for the three months ended September 30, 1998 was $2,838,340 compared to $3,223,937 for the three months ended June 30, 1998.

     Total interest income increased $84,826 or .6% while total interest expense increased $173,474 or 2.5%. This resulted in an decrease in net interest income of $88,648. Earning assets decreased $2,150,013 or .3% while interest-bearing liabilities decreased $2,129,138 or .3%.

     The loan loss provision decreased $171,000 over the second quarter of 1998.

     Total other operating income decreased $990,190 over the second quarter. During the second quarter of 1998, the Bank's credit card portfolio was sold and a gain of $1,200,000 was recognized in this quarter.

     Total other operating expenses decreased $282,849 over the second quarter. There was a decrease of $383,366 in employee related expenses while occupancy and furniture and equipment expenses increased $21,940 and other expenses increased $78,577.

     Applicable income taxes decreased $239,392 over the second quarter due to a decrease in taxable income.

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

     The Bank has various investments structured to change investment yield with current market conditions. Assets subject to repricing include federal funds sold (repricing daily), loans floating to "treasury bill" indexes (repricing monthly) and loans tied to "prime" or other indexes subject to immediate change. Other factors effecting income are maturing and contracted repayments and\prepayments of existing loans and investments. These cash flows will be re-invested at current market yields.

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

Item 1 - Legal Proceedings.

     As of September 30, 1998, there were no material pending legal proceedings, other than ordinary routine litigation incidental to business, to which the Corporation or its subsidiaries are a party or of which any of their property is the subject.

Item 6 - Exhibits and Reports on Form 8-K

     (a) EXHIBITS

               21. Subsidiaries of the Registrant
               27. Financial Data Schedule

     (b) REPORTS ON FORM 8-K -

     A report on Form 8-K dated July 30,1998 was filed July 30, 1998 pursuant to
Item 5 and Item 7 on Form 8-K filing as Exhibit 99, a copy of a Sterling Financial Corporation press release announcing a plan to repurchase up to 250,000 shares of the Registrant's outstanding common stock, par value $5.00 per share.

                              Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Sterling Financial Corporation


Date: November 12, 1998             By:
                                         John E. Stefan
                                         Chairman of the Board, President
                                         and Chief Executive Officer

Date: November 12, 1998             By:
                                         Jere L. Obetz
                                         Executive Vice President/Treasurer
                                         Chief Financial Officer




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