Form 10-K
period 1998-12-31
STERLING FINANCIAL CORP /PA/
filed 1999-03-25
CIK 811671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-K

(Mark One)
   X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1998
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant at February 26, 1999 was approximately $175,748,981.

The number of shares of Registrant's Common Stock outstanding on February 26, 1999 was 6,447,136.

Documents Incorporated by Reference

    Portions of the Proxy Statement for the Registrant's 1999 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.
                  Sterling Financial Corporation
                        Table of Contents

                                                                   Page
    Part I

     Item 1.  Business.............................................  1

     Item 2.  Properties...........................................  3

     Item 3.  Legal Proceedings....................................  4

     Item 4.  Submission of Matters to a Vote of Security Holders..  4

    Part II

     Item 5.  Market for the Registrant's Common Equity and
              Related Stockholder Matters..........................  4

     Item 6.  Selected Financial Data..............................  5

     Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations..................  6

     Item 7A. Quantitative and Qualitative Disclosure
              About Market Risk....................................  6

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

     Item 13. Certain Relationships and Related Transactions....... 51

   Part IV

     Item 14. Exhibits, Financial Statement Schedules and Reports
              on Form 8-K.......................................... 52

   Signatures...................................................... 53


                              PART I

Item 1 - Business

                  Sterling Financial Corporation

     Sterling Financial Corporation is a Pennsylvania business corporation, based in Lancaster, Pennsylvania. The corporation was organized on February 23, 1987 and became a bank holding company through the acquisition on June 30, 1987 of all the outstanding stock of The First National Bank of Lancaster County, now by change of name, Bank of Lancaster County, N.A.

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

     As a bank holding company, the corporation is registered with the Federal Reserve Board in accordance with the requirements of the Bank Holding Company Act and is subject to regulation by the Federal Reserve Board and by the Pennsylvania Department of Banking.

     On July 21, 1998, Sterling Financial Corporation organized T & C Leasing, Inc., a Pennsylvania corporation. T & C Leasing, Inc. is a nationwide vehicle and equipment leasing company operating primarily in Pennsylvania. Its principal office is located at 1097 Commercial Avenue, East Petersburg, Pennsylvania.

     In addition, the corporation also owns all of the outstanding stock of a non-bank subsidiary, Sterling Mortgage Services, Inc., a mortgage service company formed by the corporation as a wholly owned subsidiary that presently is inactive.

                     Bank of Lancaster County

     The bank is a full service commercial bank operating under charter from the Comptroller of the Currency. On July 29, 1863, the Comptroller of the Currency authorized The First National Bank of Strasburg to commence the business of banking. On September 1, 1980, we changed the name to The First National Bank of Lancaster County. At the time of the holding company reorganization, on June 30, 1987, the name was changed to its present name, Bank of Lancaster County, N.A. At December 31, 1998, the bank had total assets of $918,688,000 and total deposits of $784,422,000.

     The main office of the bank is located at 1 East Main Street, Strasburg, Pennsylvania. In addition to its main office, the bank had 29 branches in Lancaster County and 1 branch in Chester County, Pennsylvania in operation at December 31, 1998.

     The bank provides a full range of banking services. These include demand, savings and time deposit services, NOW (Negotiable Order of Withdrawal) accounts, money market accounts, safe deposit boxes, and a full spectrum of personal and commercial lending activities. The bank maintains correspondent relationships with major banks in New York City and Philadelphia. Through these correspondent relationships, the bank can offer a variety of collection and international services.

     With the installation of 3 automated teller machines (ATMs) in April, 1983, the bank was the first financial institution in Lancaster County to join the MAC (Money Access Center) Network. The bank now has 25 ATMs in Lancaster County. The bank became a participating member of the Plus System in the fall of 1984. This membership entitles the bank's MAC/Plus cardholders to have access to a nationwide network of over 150,000 ATMs.

     The bank introduced Discount Brokerage Service in July, 1983. This service is offered in coordination with Fiserv Investor Services, Inc., an affiliate of BHCM, Inc. and meets the needs of the commission-conscious investor. In 1992, the bank began offering mutual funds to customers. In mid-year 1998, the Bank of Lancaster County began offering fixed annuities in addition to mutual funds as an alternative investment vehicle for appropriate customers.
The annuities are available from 3 insurance companies, AIG, Jackson National and CIGNA, with BankMark Corporation, Morris Plains, New Jersey, providing marketing support services. As required, the bank obtained an insurance license from the Commonwealth of Pennsylvania.
Management believes these services are important additions to our product line and make a statement about our progressive attitude in providing financial services for the future.

     The Comptroller of the Currency gave the bank permission to open a Trust Department on May 10, 1971. The Trust Department provides personal and corporate trust services. These include estate planning, administration of estates and the management of living and testamentary trusts and investment management services. Other services available are pension and profit sharing trusts and self-employed retirement trusts. Trust Department assets were nearly $531 million at December 31, 1998.

     On January 31, 1983, the bank purchased Town & Country, Inc., which is a vehicle and equipment leasing company operating in Pennsylvania and other states. Its principal office is located at 1097 Commercial Avenue, East Petersburg, PA. Town & Country, Inc. employs 50 people.

     The bank's principal market area is Lancaster County, Pennsylvania. Lancaster County is the sixth largest county in Pennsylvania, in terms of population, behind Philadelphia, Allegheny, Montgomery, Delaware and Bucks. Lancaster County, with an area of 949 square miles, has a population of approximately 455,000 people. Lancaster's tradition of economic stability has continued, with agriculture, industry and tourism all contributing to the overall strength of the economy. Lancaster County has one of the strongest and most stable economies in the state.
No single sector dominates the county economy.

     One of the best agricultural areas in the nation, Lancaster continues to be the top agricultural county in the state, leading Pennsylvania in production of most crops and all livestocks, with the exception of sheep. Lancaster County is also one of the leading industrial areas in the state. The county is considered a prime location for manufacturing, away from congested areas, yet close to major east coast markets. Diversification of industry has helped to maintain the economic stability of the county. Lancaster County ended 1998 with the lowest unemployment rate in Pennsylvania.
The unemployment rate of the county in December 1998 was 2.7% which was significantly lower than the statewide rate of 3.8% and national rate of 4.0%. Lancaster County's December unemployment rate of 2.7% tied for the lowest in the state with State College. Lancaster County, with its many historic sites, well-kept farmlands and the large Amish community has become very attractive to tourists and is one of the top tourist attractions in the United States.

     The bank has no significant foreign sources and makes no significant foreign applications of funds.

     The bank is subject to regulation and periodic examination by the Comptroller of the Currency. The bank's deposits are insured by the Federal Deposit Insurance Corporation, as provided by law.

Competition

     The financial services industry in the corporation's service area is extremely competitive. The corporation's competitors within its service area include multi-bank holding companies, with resources substantially greater than those of the corporation. Many competitor financial institutions have legal lending limits substantially higher than the bank's legal lending limit. The bank is subject to intense competition in all respects and areas of its business from banks and other financial institutions, including savings and loan associations, finance companies, credit unions and other providers of financial services. Several of the financial institutions exceed $20 billion in assets while one is in excess of $235 billion in assets. The increased competition has resulted from a changing legal and regulatory climate, as well as, from the economic climate. As of December 31, 1998, the bank ranked, as measured by total deposits, as the second largest in market share within Lancaster County of the banks doing business in Lancaster County. The bank is not, however, the second largest bank in Lancaster County. As of December 31, 1998, the bank had total assets of over $918 million.

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


Supervision and Regulation

Bank Holding Company Regulation

     The corporation is registered as a bank holding company and is subject to the regulations of the Board of Governors of the Federal Reserve System under the Bank Holding Company Act. Bank holding companies are required to file periodic reports with and are subject to examination by the Federal Reserve. The Federal Reserve has issued regulations under the Bank Holding Company Act that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve, pursuant to such regulations, may require the corporation to stand ready to use its resources to provide adequate capital funds to the bank during periods of financial stress or adversity.

     Under the Federal Deposit Insurance Corporation Improvement Act, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized", as defined by regulations, with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency, up to specified limits.

     Under the Bank Holding Company Act, the Federal Reserve has the authority to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

     The Bank Holding Company Act prohibits the corporation from acquiring direct or indirect control of more than 5% of the outstanding shares of any class of voting stock or substantially all of the assets of any bank or merging or consolidating with another bank holding company without prior approval of the Federal Reserve. Such a transaction would also require approval of the Pennsylvania Department of Banking. Pennsylvania law permits Pennsylvania bank holding companies to control an unlimited number of banks.

     Additionally, the Bank Holding Company Act prohibits the corporation from engaging in or from acquiring ownership or control of more than 5% of the outstanding shares of any class of voting stock of any company engaged in a nonbanking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be a proper incident thereto.
The Federal Reserve can differentiate between nonbanking activities that are initiated by a bank holding company or subsidiary and activities that are acquired as a going concern. The Bank Holding Company
Act does not place territorial restrictions on the activities of such nonbanking-related activities. The corporation and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services.

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

            investing in corporations or projects designed primarily to promote community welfare;

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

            providing courier services for certain financial documents;

            subject to limitations, providing management consulting advice to nonaffiliated bank and nonbank depository institutions;

            retail selling of money orders and similar consumer-type payment instruments having a face value of $1,000 or less, selling U.S. Savings Bonds, and issuing and selling traveler's checks;

            performing appraisals of real estate and personal property;

            subject to limitations, acting as intermediary for the financing of commercial or industrial income-producing real estate by arranging for the transfer of the title, control, and risk of such a real estate project to one or more investors;

            providing certain securities brokerage services;

            subject to limitations, underwriting and dealing in government obligations and certain other instruments;

            subject to limitations, providing foreign exchange and transactional services;

            subject to limitations, acting as a futures commission merchant for nonaffiliated persons;

            subject to limitations, providing investment advice on financial futures and options to futures;

            subject to limitations, providing consumer financial counseling;

            subject to limitations, tax planning and preparation;

            providing check guaranty services;

            subject to limitations, operating a collection agency; and

            operating a credit bureau.

     Federal Reserve approval may be required before the corporation or its nonbank subsidiaries may begin to engage in any such activity and before any such business may be acquired.

Dividend Restrictions

     The corporation is a legal entity separate and distinct from the bank and the corporation's nonbank subsidiaries. The corporation's revenues, on a parent company only basis, result almost entirely from dividends paid to the corporation by its subsidiaries. The right of the company, and consequently the right of creditors and shareholders of the corporation, to participate in any distribution of the assets or earnings of any subsidiary through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the subsidiary (including depositors, in the case of the bank), except to the extent that claims of the corporation in its capacity as a creditor may be recognized.

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

Capital Adequacy

     Bank holding companies are required to comply with the Federal Reserve's risk-based capital guidelines. The required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be "Tier 1 capital," consisting principally of common shareholders' equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, less certain intangible assets. The remainder, "Tier 2 capital", may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve requires a bank holding company to maintain a minimum "leverage ratio." This requires a minimum level of Tier 1 capital, as determined under the risk-based capital rules, to average total consolidated assets of 3% for those bank holding companies that have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are expected to maintain a ratio of at least 1% to 2% above the stated minimum. Further, the Federal Reserve has indicated that it will consider a "tangible Tier 1 capital leverage ratio", deducting all intangibles, and other indicia of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised the corporation of any specific minimum leverage ratio applicable to the corporation.

     Pursuant to FDICIA, the federal banking agencies have specified, by regulation, the levels at which an insured institution is considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under these regulations, an institution is considered "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any order or written directive to meet and maintain a specific capital level. The corporation and the bank, at December 31, 1998, qualify as "well capitalized" under these regulatory standards.

FDIC Insurance

     The bank is subject to Federal Deposit Insurance Corporation assessments. The FDIC has adopted a risk-related premium assessment system for both the Bank Insurance Fund for banks and the Savings Association Insurance Fund for savings associations. Under this system, FDIC insurance premiums are assessed based on capital and supervisory measures.

     Under the risk-related premium assessment system, the FDIC, on a semiannual basis, assigns each institution to one of three capital groups, well capitalized, adequately capitalized, or undercapitalized, and further assigns such institution to one of three subgroups within a capital group corresponding to the FDIC's judgment of its strength based on supervisory evaluations, including examination reports, statistical analysis, and other information relevant to gauging the risk posed by the institution. Only institutions with a total risk-based capital to risk-adjusted assets ratio of 10% or greater, a Tier 1 capital to risk-adjusted assets ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater, are assigned to the well-capitalized group.

     On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 to recapitalize the Savings Association Insurance Fund administered by the Federal Deposit Insurance Corporation and to provide for repayment of the FICO (Financial Institution Collateral Obligation) bonds issued by the United States Treasury Department. The FDIC levied a one-time special assessment on SAIF deposits equal to 65.7 cents per $100 of the SAIF-accessible deposit base as of March 31, 1995. During 1997, 1998, and 1999, the Bank Insurance Fund will pay $322 million of FICO debt service, and SAIF will pay $458 million. During 1997, 1998, and 1999, the average regular annual deposit insurance assessment is estimated to be about 1.29 cents per $100 of deposits for BIF deposits and 6.44 cents per $100 of deposits for SAIF deposits. Individual institution's assessments will continue to vary according to their capital and management ratings. As always, the FDIC will be able to raise the assessments as necessary to maintain the funds at their target capital ratios provided by law. After 1999, BIF and SAIF will share the FICO costs equally. Under current estimates, BIF and SAIF assessment bases would each be assessed at the rate of approximately 2.43 cents per $100 of deposits. The FICO bonds will mature in 2018-2019, ending the interest payment obligation.

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

     Under the National Bank Act, as amended, the bank is required to obtain the prior approval of the OCC for the payment of dividends if the total of all dividends declared by the bank in 1 year would exceed the bank's net profits, as defined and interpreted by regulation, for the 2 preceding years, less any required transfers to surplus. In addition, the bank may only pay dividends to the extent that its retained net profits, including the portion transferred to surplus, exceed statutory bad debts, as defined by regulation. Under FDICIA, any depository institution, including the bank is prohibited from paying any dividends, making other distributions or paying any management fees if, after such payment, it would fail to satisfy its minimum capital requirements.

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

     The bank, and the banking industry in general, are affected by the monetary and fiscal policies of government agencies, including the Federal Reserve. Through open market securities transactions and changes in its discount rate and reserve requirements, the Board of Governors of the Federal Reserve exerts considerable influence over the cost and availability of funds for lending and investment.

Interstate Banking Legislation

     In September 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act was enacted. The Interstate Banking Act facilitates the interstate expansion and consolidation of banking organizations:

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

     In July 1995, the Pennsylvania Banking Code was amended to authorize full interstate banking and branching under Pennsylvania law. Specifically, the legislation:

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

Employees

     As of December 31, 1998, there were 468 persons employed by the bank, of which 352 were full-time and 116 were part-time employees. These figures do not include employees of Town & Country, Inc. which employed 50 persons.

Item 2 - Properties

     The bank, in addition to its main office, had, at December 31, 1998, a branch network of 30 offices and 2 off-site electronic MAC/ATM installations. All branches are located in Lancaster County with the exception of 1 office located in Chester County. Branches at 20 locations are occupied under leases and at 3 branches, the bank owns the building, but leases the land. One off-site MAC/ATM installation is occupied under lease. All other properties were owned in fee. All real estate and buildings owned by the bank are free and clear of encumbrances.
The corporation owns no real estate.

     The leases expire intermittently over the years through 2022 and most are subject to 1 or more renewal options. During 1998, aggregate annual rentals for real estate paid did not exceed 3% of the bank's operating expenses.

     On December 4, 1996, the bank purchased a property located at 1097 Commercial Avenue, East Petersburg, PA, situated on 12.7 acres with a building containing approximately 123,000 square feet. The building is used to house the bank's Administrative Service Center as well as other departments of the bank. Town & Country, Inc., a wholly owned subsidiary of the Bank, also occupies this building. At December 31, 1998, approximately 24,000 square feet of this building was leased to outside parties. The building is owned in fee by the bank, free and clear of encumbrances. The bank sold the building which previously housed the Administrative Service Center. Settlement took place on February 21, 1997.

     Town & Country, Inc. sold the building it formerly occupied April 1, 1997.

     In 1995, the bank completed construction of a new headquarters building including a branch banking office. The building also serves as headquarters for the corporation. Occupancy took place in July of 1995. The three-story building contains approximately 53,000 square feet. The bank and the corporation occupy approximately 39,281 square feet while nearly 13,719 square feet has been leased to other tenants.
The building is owned in fee by the bank, free and clear of encumbrances.

Item 3 - Legal Proceedings

     As of December 31, 1998, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the corporation or its subsidiaries are a party or by which any of their property is the subject.

Item 4 - Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

                             PART II

Item 5 - Market for the Registrant's Common Equity and Related Stockholder
Matters

     As of January 29, 1998, the common stock of the corporation began trading on the NASDAQ National Market. The trading symbol for Sterling Financial Corporation is SLFI. There are 35,000,000 shares of common stock authorized and at February 26, 1999, 6,447,136 shares were outstanding.
As of February 26, 1999, the corporation had approximately
3,245 stockholders of record. There is no other class of stock authorized or outstanding. A regular $.20 per share dividend, as well as a $.04 per share "Special Dividend," was declared in the third quarter of 1997 and is reflected in the table below. These dividends are restated to give effect to the 5% stock dividend paid in June, 1998. The corporation is restricted as to the amount of dividends that it can pay to stockholders by virtue of the restrictions on the bank's ability to pay dividends to the corporation. See Note 19 to the 1998 Consolidated Financial Statements.

     The following table reflects the quarterly high and low prices of the corporation's common stock for the periods indicated and the cash dividends declared on the common stock for the periods indicated. All information has been restated to give effect to the 5% stock dividend paid in June, 1998.

                                Price Range Per Share         Per Share
     1998                       High            Low            Dividend
   First Quarter               $34.76          $29.76           $.20
   Second Quarter               57.00           33.81            .21
   Third Quarter                49.88           35.00            .21
   Fourth Quarter               44.00           39.63            .21

                                Price Range Per Share         Per Share
     1997                       High             Low           Dividend
   First Quarter               $24.76          $24.29           $.18
   Second Quarter               24.52           24.29            .18
   Third Quarter                24.88           24.29            .23
   Fourth Quarter               30.24           24.76            .19

     The corporation maintains a Dividend Reinvestment and Stock Purchase Plan for eligible shareholders who elect to participate in the plan. You may obtain a copy of the prospectus for the plan by writing to: Bank of Lancaster County, N.A.
Dividend Reinvestment and Stock Purchase Plan, 101 North Pointe Boulevard, Lancaster, Pennsylvania 17601-4133.

     As of December 31, 1998, the following firms made a market in the corporation's common stock:

            Hopper Soliday & Co.
            F.J. Morrissey & Co., Inc.
            Prudential Securities, Inc.

Item 6 - Selected Financial Data

     The following selected financial data should be read in conjunction with the corporation's consolidated financial statements and the accompanying notes presented elsewhere herein.

                                          Summary of Operations
(Dollars in thousands, except per share data)
  Years Ended                   1998         1997        1996       1995       1994
 Interest income............. $60,066    $  56,499   $  52,558  $  48,850   $  41,931
 Interest expense............  27,925       25,326      22,823     21,153      14,926
                               ------       ------      ------     ------      ------
 Net interest income.........  32,141       31,173      29,735     27,697      27,005
 Provision for loan losses...     896        1,129         580        534       1,081
                               ------       ------      ------     ------      ------
 Net interest income after
  provision for loan losses..  31,245       30,044      29,155     27,163      25,924
 Other income................  14,187       11,930       9,442      7,397       6,222
 Other expenses..............  30,188       28,082      25,639     22,527      21,232
                               ------       ------      ------     ------      ------
 Income before income taxes..  15,244       13,892      12,958     12,033      10,914
 Applicable income taxes.....   3,643        3,491       3,147      3,039       2,637
                               ------       ------      ------     ------      ------
 NET INCOME..................$ 11,601     $ 10,401   $   9,811   $  8,994   $   8,277
                               ======       ======      ======     ======      ======
 Per Common Share:*
 Net income - basic..........$   1.80     $   1.60   $    1.50   $   1.38   $    1.29
 Net Income - diluted........    1.79         1.60        1.50       1.38        1.29
 Cash dividends declared**...     .83          .78         .70        .85         .55
 Book value..................   12.63        11.46       10.59      10.28        9.30
 Book value (excluding
   SFAS 115).................   11.90        11.01       10.34      10.01        9.23

 Average shares outstanding -
  basic.................... 6,456,896    6,511,742   6,545,925  6,513,333   6,433,385
 Average shares outstanding -
  diluted...................6,478,290    6,514,984   6,546,002  6,513,333   6,433,385
Ratios:
 Return on average assets..      1.33%        1.32%       1.34%      1.36%       1.38%
 Return on average equity..     15.63%       14.89%      15.01%     15.02%      15.47%
 Financial Condition at
Year-End:
 Assets.................... $ 919,264    $ 845,488   $ 764,072  $ 711,154   $ 633,395
 Loans (net of unearned)...   534,209      511,637     473,832    426,312     392,649
 Deposits..................   781,383      718,661     647,036    610,105     537,002
 Stockholders' Equity......    81,313       73,987      69,179     63,909      57,285

 Average Assets............   874,640      789,314     732,226    659,335     600,263

   *Figures prior to 1998 were restated for stock dividends of 5% paid in 1998 and 5% paid in 1996, a two-for-one stock split paid on September 1, 1994 and for comparative purposes.
  **The 1997 dividend includes a $.04 per share "Special Dividend," declared in the third quarter. The 1995 dividend includes a $.25 per share
"Special Dividend" declared in the second quarter. Both have been restated to give effect to the 5% stock dividends paid in 1998 and 1996.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion provides management's analysis of the consolidated financial condition and results of operations of the corporation and its subsidiaries, the bank and its subsidiary, Town & Country, Inc., T & C Leasing, Inc. and Sterling Mortgage Services, Inc. Management's discussion and analysis should be read in conjunction with the audited financial statements and footnotes appearing elsewhere in this report.

(All dollar amounts presented in the tables are in thousands, except per share data.)

Results of Operations Summary

     Net income for 1998 was $11,601,000, an increase of $1,200,000 or 11.5%
over the $10,401,000 earned in 1997. The results of 1997 were $590,000 or 6% higher than the $9,811,000 reported in 1996. Basic earnings per share on net income amounted to $1.80, $1.60 and $1.50 for the years ended
1998, 1997 and 1996.
Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding, which were 6,456,896, 6,511,742 and 6,545,925 for 1998, 1997 and 1996. Diluted earnings per share on net income amounted to $1.79, $1.60 and $1.50 for the years ending 1998, 1997 and 1996. The weighted number of common shares and dilutive potential common stock used in calculating the diluted earnings per share were 6,478,290, 6,514,984 and 6,546,002 for 1998, 1997 and 1996. Figures prior to 1998 were restated to reflect a 5% stock dividend paid in June, 1998.

     Return on average total assets was 1.33% in 1998 compared to 1.32% in 1997 and 1.34% in 1996. Return on average stockholders' equity was 15.63%, in 1998 compared to 14.89% in 1997 and 15.01% in 1996.

     Growth in earning assets was the primary factor contributing to the increased earnings in 1998 and 1997. As of December 31, 1998, earning assets were approximately $810 million compared to $747 million at December 31, 1997, and $673 million at December 31, 1996. Average earning assets for 1998 increased over $74 million, to approximately $773 million, up 10.6% from the prior year. Similarly, in 1997, average earning assets increased over $51 million, up 7.9% from 1996. The current year increase, as well as the increase in 1997, was primarily due to increases in both loans and investments.

     Average interest bearing liabilities increased over $68 million or 10.9% in 1998, compared to an increase of nearly $48 million, or 8.3% in 1997.

     The increase in average earning assets exceeded the increase in average interest-bearing liabilities in both 1998 and 1997.

     Provision for loan losses decreased to $896,000 in 1998 from $1,129,000 in 1997. The provision in 1996 was $580,000.

     Non-interest income increased $2,257,000 in 1998, compared to an increase of $2,488,000 in 1997.

     Non-interest expenses increased $2,106,000 or 7.5% in 1998 compared to an increase of $2,443,000 or 9.5% in 1997 over 1996.

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

     During 1997, 1998 and 1999, the Federal Deposit Insurance Corporation estimates that the average regular annual deposit insurance assessment will be about 1.29 cents per $100 of deposits for BIF deposits and 6.44 cents per $100 of deposits for SAIF deposits. Individual institution's assessments will continue to vary according to their capital and management ratings. As always, the FDIC will be able to raise the assessments as necessary to maintain the funds at their target capital ratios provided by law.

     Based on the above legislation, the bank experienced an increase in the FDIC assessment in 1998 and 1997 over 1996.

     The passage of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 and the Riegle Community Development and Regulatory Improvement Act has not yet, but may have a significant impact upon the corporation. The key provisions pertain to interstate banking and interstate branching as well as a reduction in the regulatory burden on the banking industry. Since September 1995, bank holding companies may acquire banks in other states without regard to state law. In addition, banks could merge with other banks in another state beginning in June 1997. States may adopt laws preventing interstate branching but, if so, no out-of-state bank can establish a branch in such state and no bank in such state may branch outside the state. Pennsylvania amended the provisions of its Banking Code to authorize full interstate banking and branching under Pennsylvania law and to facilitate the operations of interstate banks in Pennsylvania. As a result of legal and industry changes, management predicts that consolidation will continue as the financial services industry strives for greater cost efficiencies and market share.
Management believes that such consolidation may enhance its competitive position as a community bank. There are numerous proposals before Congress to modify the financial services industry and the way commercial banks operate. However, it is difficult to determine at this time what effect such provisions may have until they are enacted into law. Except as specifically described above, management believes that the effect of the provisions of the aforementioned legislation on the liquidity, capital resources and results of operations of the corporation will be immaterial. Management is not aware of any other current specific recommendations by regulatory authorities or proposed legislation, which if they were implemented, would have a material adverse effect upon the liquidity, capital resources or results of operations, although the general cost of compliance with numerous and multiple federal and state laws and regulations does have and in the future may have a negative impact on the corporation's results of operations.

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

     Management has initiated an enterprise-wide program to prepare the corporation's computer systems and applications for the year 2000. In January 1997, the corporation began converting its computer systems to be year 2000 ready. On December 31, 1998, approximately 71% of the corporation's systems were ready, with all systems expected to be ready by June of 1999.
The corporation continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. The total cost of the project is being funded through operating cash flows. Accordingly, the corporation does not expect the amounts required to be expensed over the next year to have a material effect on its financial position or results of operations.

     On February 10, 1999, the corporation entered into an agreement to acquire Northeast Bancorp, Inc., the parent company of First National Bank of North East, based in Maryland. Northeast Bancorp is an $82 million bank holding company for First National Bank of North East, with 4 branches located in Cecil County, Maryland. Under the terms of the agreement, Northeast Bancorp shareholders will receive 2 shares of Sterling Financial Corporation common stock for each share of Northeast Bancorp's common stock in a tax-free exchange. The purchase, which is subject to regulatory approval, will give Sterling
Financial its first banking presence outside of Pennsylvania.
The transaction is expected to be completed in mid 1999 and the acquisition is expected to be accounted for as a pooling of interests. First National Bank of North East will continue to operate as a separate bank after the acquisition.

     Aside from those matters described above, management does not believe that there are any trends or uncertainties which would have a material impact on future operating results, liquidity or capital resources nor is it aware of any current recommendations by the regulatory authorities which if they were to be implemented would have such an effect.

Net Interest Income

     The primary component of the corporation's net earnings is net interest income, which is the difference between interest and fees earned on interest-earning assets and interest paid on deposits and borrowed funds. For presentation and analytical purposes, net interest income is adjusted to a taxable equivalent basis. For purposes of calculating yields on tax-exempt interest income, the taxable equivalent adjustment equates tax-exempt interest rates to taxable interest rates as noted in Table 1. Adjustments are made using a statutory federal tax rate of 34% for 1998, 1997 and 1996.

     Table 1 presents average balances, taxable equivalent interest income and expense and the yields earned or paid on these assets and liabilities. The increase in net interest income during 1998 and 1997 resulted from increased volumes in average earning assets. Average earning assets increased 10.6% in 1998 and 7.9% in 1997. These increases were primarily funded with interest bearing liabilities which increased 10.9% in 1998 and 8.3% in 1997.

Table 1 - Distribution of Assets, Liabilities and Stockholders' Equity
          Interest Rates and Interest Differential-Tax Equivalent Yields
                                    (Unaudited)

                                                     Years ended December 31,
                                      1998                      1997                      1996

                           Average           Annual  Average           Annual  Average           Annual
                           Balance  Interest  Rate   Balance  Interest  Rate   Balance  Interest  Rate
Assets
Interest bearing deposits
  with banks..............$    170   $   10   5.70% $     214 $     13   5.90%  $   103  $     6  5.72%
Federal Funds sold......... 18,077      985   5.45%    13,110      730   5.57%    7,376      398  5.39%

Investment securities:
  U.S. Treasury securities. 32,581     1,910  5.86%    28,330    1,679   5.93%   28,789    1,686  5.86%
  U.S. Government agencies. 37,607     2,318  6.16%    33,508    2,100   6.27%   33,895    2,192  6.47%
  State and Municipal
   securities.............. 68,457     5,180  7.57%    60,324    4,702   7.79%   57,966    4,615  7.96%
  Other securities......... 86,540     5,301  6.13%    66,207    4,131   6.24%   57,189    3,535  6.18%
                            ------     -----  -----   -------   ------  ------  -------   ------ ------
Total investment securities225,185    14,709  6.53%   188,369   12,612   6.70%  177,839   12,028  6.76%
  Loans:
  Commercial...............292,666    25,750  8.80%   265,638   24,021   9.04%  245,018   22,276  9.09%
  Consumer.................131,084    11,615  8.86%   133,125   11,927   8.96%  130,044   11,401  8.77%
  Mortgages................ 51,278     4,012  7.82%    47,983    3,814   7.95%   41,046    3,330  8.11%
  Leases................... 55,004     5,463  9.93%    50,811    5,221  10.28%   46,420    4,865 10.48%
                            ------    ------ -----    -------  ------- -------  -------  ------- ------
Total loans................530,032    46,840  8.84%   497,557   44,983   9.04%  462,528   41,872  9.05%
                           -------    ------  -----   -------  -------  ------  -------  ------- ------
Total earning assets.......773,464    62,544  8.09%   699,250   58,338   8.34%  647,846   54,304  8.38%
Allowance for loan losses.. (7,894)                    (7,863)                   (7,863)
Cash and due from banks.... 27,625                     32,409                    30,238
Other non-earning assets... 81,445                     65,518                    62,005
                           -------                    -------                   -------
Total non-earning assets...101,176                     90,064                    84,380
                           -------   ------- ------   -------  -------  ------  -------  ------- ------
Total assets..............$874,640   $62,544  7.15%  $789,314 $ 58,338   7.39% $732,226  $54,304  7.42%
                          ========   ======= ======  ========  =======  ======  =======   ======  =====
Liabilities and Stockholders' Equity
Deposits:
  Demand deposits
   Noninterest-bearing....$ 83,972 $       0  0.00%  $ 74,332  $      0  0.00% $ 72,052  $     0  0.00%
  Demand deposits
   Interest-bearing........289,062     7,289  2.52%   267,987     6,931  2.59%  257,622    6,726  2.61%
  Savings deposits......... 57,615     1,131  1.96%    58,149     1,188  2.04%   58,232    1,288  2.21%
  Time deposits............313,963    17,522  5.58%   262,681    14,805  5.64%  229,835   12,695  5.52%
                           -------    ------  -----   -------  -------- ------ --------  ------- ------
Total deposits.............744,612    25,942  3.48%   663,149    22,924  3.46%  617,741   20,709  3.35%
Other borrowed funds....... 31,549     1,983  6.29%    35,316     2,402  6.80%   30,578    2,114  6.91%
Other liabilities.......... 20,684                     18,894                    17,122
Stockholders' equity....... 77,795                     71,955                    66,785
                            ------    ------  -----   -------   ------- ------ --------  ------- ------
Total liabilities and
  Stockholders' equity....$874,640 $  27,925  3.19%  $789,314  $ 25,326  3.21% $732,226  $22,823  3.12%
                          ========   ======= ======  ========  ======== ====== ========  ======= ======
Net interest income/
 Average total assets......        $  34,619  3.96%            $ 33,012  4.18%           $31,481  4.30%
Net interest income/
 Average earning assets....        $  34,619  4.48%            $ 33,012  4.72%           $31,481  4.86%


     Net interest income on a fully taxable equivalent basis increased by $1,607,000 in 1998 compared to an increase of $1,531,000 in 1997. Table 2 indicates that of the increase in 1998, $2,507,000 was the result of increased volumes. This figure was reduced by $900,000 due to changes in interest rates. The increase in 1997 resulted in $1,788,000 from increased volumes and a reduction of $257,000 due to changes in interest rates.

     For the year 1998 compared to 1997, loan volumes, on average, increased over $32 million and income earned on loans increased $1,857,000, tax adjusted. This compares to a volume increase of over $35 million in 1997 over 1996 with an increase in income earned on loans amounting to $3,111,000. As a result of increased volumes in 1998, nearly $3 million contributed to the increase in income on loans. Rates charged on loans decreased in 1998. The decrease in rates reduced interest $1,079,000 in income earned on loans. Increased volume in loans in 1997 contributed nearly $3.2 million to the increase in income, while a decrease in interest rates reduced income earned on loans by $60,000.

     Total investment securities, on average, increased over $36.8 million in 1998 over 1997 compared to an increase of over $10.5 million in 1997 over 1996. Increased volume in both periods was responsible for the increase in interest income on securities. Table 2 indicates that, of the increase in interest income in 1998, $2,465,000 was the result of increased volume while a decrease in interest rates caused a $368,000 reduction.
Increased volume in securities in 1997 contributed nearly $712,000 to the increase while a decrease in rates caused a $128,000 reduction.

     Interest income on federal funds sold contributed $255,000 to the increase in net income in 1998 over 1997. Increased volumes generated an increase of $277,000 which was reduced by $22,000 due to a decrease in rates.

     Interest bearing deposits, on average, grew over $71.8 million in 1998. The major portion of the increase in interest expense on deposits was generated on time deposits, as a result of increased volumes. Although there were increased volumes on the other deposits, with the exception of savings deposits, the decrease in rates paid on these deposits reduced the total interest expense by $406,000. Interest expense on interest bearing deposits increased over $2.2 million in 1997 over 1996. Increased volumes generated an increase of $2,083,000 while an increase in income of $132,000 resulted from increased rates.

     Interest expense on borrowed funds decreased $419,000 in 1998 over 1997 compared to an increase of $288,000 in 1997 over 1996. A decrease in volume as well as a decrease in interest rates generated the decrease in 1997. The major portion of the increase in 1997 over 1996 was a result of increased volume.

Table 2 - Analysis of Changes in Net Interest Income
     The rate-volume variance analysis set forth in the table below, which is computed on a tax equivalent basis, compares changes in net interest income for the periods indicated by their rate and volume components.

                              1998 Versus 1997                  1997 Versus 1996
                              Increase (Decrease)               Increase (Decrease)
                               Due to Changes in                 Due to Changes in
                         Volume       Rate        Total     Volume       Rate        Total
Interest Income
Interest on deposits
   with banks...........$     (3)         0     $    (3)   $     6    $      1    $      7
Interest on federal
   funds sold...........     277        (22)        255        309          23         332
Interest on investment
   securities...........   2,465       (368)      2,097        712        (128)        584
Interest and fees on
   loans................   2,936     (1,079)      1,857      3,171         (60)      3,111
                         -------    --------     ------     ------     -------     -------
Total interest income...$  5,675   $ (1,469)    $ 4,206    $ 4,198    $   (164)   $  4,034
                         -------    --------     ------     ------     -------     -------
Interest Expense
Interest on
  interest-bearing
   demand deposits......$    545       (187)        358    $   271    $    (66)   $    205
    Interest on
  savings deposits......     (11)       (46)        (57)        (2)        (97)        (99)
  Interest on
  time deposits.........   2,890       (173)      2,717      1,814         295       2,109
Interest on
  borrowed funds........    (256)      (163)       (419)       327         (39)        288
                         -------    --------     ------    -------     -------     -------
Total interest expense.. $ 3,168   $   (569)   $  2,599    $ 2,410    $     93    $  2,503
                         -------    --------     ------    -------     -------     -------
Net interest income..... $ 2,507   $   (900)   $  1,607    $ 1,788    $   (257)   $  1,531
                         =======    ========    =======    =======     =======     =======

Provision for Loan Losses

     The provision for loan losses charged against earnings was $896,000 in 1998 compared to $1,129,000 in 1997 and $580,000 in 1996. The provision reflects the amount deemed appropriate by management to produce an adequate reserve to meet the present and foreseeable risk characteristics of the loan portfolio. Management's judgement is based on the evaluation of individual loans and their overall risk characteristics, past loan loss experience, and other relevant factors. Net charge-offs amounted to $1,008,000 in 1998, $1,199,000 in 1997 and $560,000 in 1996. Gross charge-offs for 1998 were $1,269,000, a 15% decline from the $1,502,000 reported in 1997. The decline in the provision for loan losses, gross and net charge-offs was a result of improvement in credit quality, particularly in the consumer portfolio. Management instituted certain underwriting criteria during 1997 and 1998 that had a positive effect on the quality of the consumer portfolio. Personal bankruptcies continue to play a significant role in the losses. Management expects further improvement in 1999 in the consumer portfolio. Loan quality remains high in the commercial loan portfolio. The net losses to average loans and leases in 1998 were in line with the bank's peers.

     The allowance for loan losses as a percent of loans at December 31, 1997 was 1.51%, while at December 31, 1998 it was 1.43%.

Non-Interest Income

Table 3 - Non-Interest Income

                                            1998/1997               1997/1996
                                             Increase                Increase
                                            (Decrease)              (Decrease)
                                   1998   Amount     %     1997   Amount    %     1996
Income from fiduciary activities.$ 1,879  $  366   24.2% $ 1,513 $   374   32.8% $1,139
Service charges on deposit
   accounts....................... 2,908      (1)  ----    2,909     424   17.1%  2,485
Other service charges, commissions
   and fees....................... 1,729     273   18.8%   1,456     512   54.2%    944
Mortgage banking income........... 1,811     506   38.8%   1,305     113    9.5%  1,192
Income from sale of assets........ 1,338   1,338   ----     none    none   ----    none
Other operating income............ 4,522     (17)   (.4%)  4,539   1,015   28.8%  3,524
Investment securities gains or
   (losses).......................  none    (208)(100.0%)    208      50   31.7%    158
                                  ------  ------  ------  ------  ------  ------ ------
Total............................$14,187  $2,257   18.9% $11,930 $ 2,488   26.4% $9,442
                                 ======= =======  ======  ======  ======  ====== ======

     Non-interest income, recorded as other operating income, consists of income from fiduciary activities, service charges on deposit accounts, other service charges, commissions and fees, mortgage banking income and other income such as safe deposit box rents and income from operating leases. Reflected in non-interest income is the sale of the bank's credit card portfolio.

     Income from fiduciary activities in the amount of $1,879,000 in 1998 was $366,000 or 24.2% greater than the $1,513,000 recorded in 1997. Income in 1997 was $374,000 or 32.8% greater than the $1,139,000 recorded in 1996. Fees increased primarily due to increased transaction volumes.

     Service charges on deposit accounts decreased to $2,908,000, a decrease of $1,000 over the $2,909,000 reported for 1997. Service charges on deposit accounts in 1997 was $424,000 more than the $2,485,000 reported for 1996. General increases in service charges on various accounts, as well as, transaction volume produced the increase in 1997 over 1996. Management continuously monitors the fee structure and makes changes where appropriate.

     Other service charges, commissions and fees were $1,729,000 in 1998 compared to $1,456,000 in 1997 and $944,000 in 1996. The increase in 1998 over 1997 was $273,000 or 18.8%. The significant increase in 1997 is attributable to the introduction of ATM charges. Other contributors to the increase in 1998 as well as 1997 were the fees received on mutual funds transactions and fees on the bank's debit card.

     Income from mortgage banking activities increased to $1,811,000 in 1998 from $1,305,000 in 1997. Mortgages sold in the secondary market in 1998 increased to approximately $88.9 million from $40.9 million in 1997. All mortgages sold were originated by the bank's mortgage operation and branch network. No mortgages were acquired from third parties, nor have servicing rights been purchased from third parties. A low interest rate environment in 1998 and 1997, as well as an expansion in mortgage products and services resulted in the increase in volume in 1998 and 1997. The bank retains mortgage servicing rights on the majority of mortgages originated and sold on the secondary market. The bank's mortgage servicing portfolio totaled $221 million as of December 31, 1998 compared to $175 million on December 31, 1997.

     Another component of the mortgage banking increase in income was a result of the implementation of FASB 122, subsequently replaced by FASB 125, which required that mortgage servicing rights be recognized for their economic value, beginning January 1, 1996. Mortgage servicing has an economic value because of future servicing income to be received over the life of the mortgage. The value of servicing rights is available through third party purchasers in private transactions. The bank has developed a business relationship with an independent consultant to determine the values of mortgage servicing rights.
In 1998, the amount recognized to income was $839,880. Mortgage servicing rights are recorded as an asset and recognized directly to income as if the servicing had been sold.
The asset is amortized as a charge to earnings over the estimated servicing life of the associated mortgage. Mortgage servicing assets as of December 31, 1998 and 1997 amounted to $1,382,000 and $892,000. The market value of all mortgage servicing assets is also determined by the independent consultant. The market valuation, or impairment, of all the mortgage assets was $41,000 as of December 31, 1998. This impairment was charged against earnings and is carried as a valuaion allowance for mortgage servicing assets.

     Other operating income decreased $17,000 to $4,522,000 in 1998 from $4,539,000 in 1997. Other income was $3,524,000 in 1996. Income generated from operating leases was a major contributor to the increase in 1997. Income on operating leases increased approximately $400,000 in 1997 over 1996. Gains realized on the sale of real estate and equipment, which amounted to $456,000, also added to the increase in 1997. Income on operating leases increased nearly $415,000 in 1998 over 1997.

      The major contributor to the increase in total other operating income was a one-time earnings gain of $1,338,507 as a result of the sale of the bank's credit card portfolio in the second quarter of 1998.

     Investment securities transaction reflect a gain of $208,000 in 1997 compared to $158,000 in 1996 on securities sold from the available-for-sale securities. There were no securities sold in 1998.

     The bank does not engage in trading activities. Therefore, the adoption of SFAS 115 did not impact current year earnings.

     As a result of these changes in the components of non-interest income, total other operating income increased $2,257,000 in 1998 over 1997 compared to an increase of $2,448,000 in 1997 over 1996.

Non-Interest Expense

Table 4 - Non-Interest Expense

                                         1998/1997               1997/1996
                                          Increase                Increase
                                         (Decrease)              (Decrease)
                                   1998   Amount    %      1997   Amount    %     1996
Salaries and employee benefits...$17,638 $ 1,240   7.6%  $16,398 $ 1,371   9.1% $15,027
Net occupancy expense............. 2,088    (202) (8.8%)   2,290     181   8.6%   2,109
Furniture & equipment expense..... 2,755     275  11.1%    2,480     436  21.3%   2,044
FDIC insurance assessment.........    87       6   7.4%       81      79   ---        2
Other operating expense........... 7,620     787  11.5%    6,833     376   5.8%   6,457
                                   -----  ------  -----   ------  ------  ----- -------
Total............................$30,188 $ 2,106   7.5%  $28,082  $2,443   9.5% $25,639
                                 ======= =======  =====  =======  ======  ===== =======

     Non-interest expense consists of salaries and employee benefits, net occupancy expense, furniture and equipment expense and other operating expenses.

     Total operating expenses for 1998 were $30,188,000 compared to $28,082,000 in 1997. This represents an increase of $2,106,000 or 7.5%. This compares to an increase of $2,443,000 or 9.5% in 1997.

     The largest component of the corporation's other operating expense is salaries and employee benefits which increased to $17,638,000 in 1998 or $1,240,000 or 7.6% over the $16,398,000 reported in 1997. In 1997, expenses increased $1,371,000 or 9.1% over the $15,027,000 reported in 1996. The increase in 1997 was primarily due to increases in staff as well as increases in wages and the increased cost of employee benefits. The increase in 1998 was related more to increases in wages and the increased cost of employee benefits. The full-time equivalent employees in 1998 rose to 436 from 431 in 1997. The full-time equivalent in 1996 was 400.

     Occupancy expenses decreased $202,000 or 8.8% to $2,088,000 in 1998 from $2,290,000 in 1997. By comparison, during 1997, there was an increase of $181,000 or 8.6%. Three new branch offices were opened in the last quarter of 1996. In addition, on December 4, 1996, the bank purchased property located at 1097 Commercial Avenue, East Petersburg, PA situated on 12.7 acres with a building containing approximately 123,000 square feet. The building now houses the bank's Administrative Service Center, as well as other departments of the bank. Town & Country, Inc., a wholly owned subsidiary of the bank, also occupies this building. These additions along with expenses relating to occupancy such as real estate taxes, insurance, utilities, maintenance and janitor services contributed to the increase in occupancy expense in 1997. One new branch facility was opened in 1997 as well as 1998. At December 31, 1998, approximately
24,000 square feet of the building at 1097 Commercial Avenue was leased to outside parties.

     Furniture and equipment expenses were $2,755,000 in 1998 and $2,480,000 in 1997. This represents an increase of $275.000 or 11.1%. The increase in 1997 over 1996 was $436,000 or 21.3%. Reflected in this increase is a $159,000 increase in depreciation expense in 1998. Service contracts on equipment also contributed to the increase in 1998.

     The FDIC insurance assessment reflects an increase of $6,000 in 1998 over 1997. On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 to recapitalize the Savings Association
Insurance Fund
administered by the Federal Deposit Insurance Corporation and to provide for repayment of the FICO (Financial Institution Collateral Obligation) bonds issued by the United States Treasury Department. The FDIC levied a one-time special assessment on SAIF deposits equal to 65.7 cents per $100 of the SAIF-assessable deposit base as of March 31, 1995. During 1997, 1998 and 1999, the Bank Insurance Fund will pay $322 million of FICO debt service, and SAIF will pay $458 million. During 1997, 1998 and 1999, the average regular annual deposit insurance assessment is estimated to be about 1.29 cents per $100 of deposits for BIF deposits and 6.44 cents per $100 of deposits for SAIF deposits. Individual institution's assessments will continue to vary according to their capital and management ratings. As always, the FDIC will be able to raise the assessments as necessary to maintain the funds at their target capital ratios provided by law.
After 1999, BIF and SAIF will share the FICO costs equally. Under current estimates, BIF and SAIF assessment bases would each be assessed at the rate of approximately 2.43 cents per $100 of deposits. The FICO bonds will mature in 2018-2019, ending the interest payment obligation. The legislation caused the bank to experience an increase of $79,000 in the 1997 FDIC assessment over the 1996 assessment.

      Other operating expenses increased $787,000 or 11.5% in 1998 compared to an increase of $376,000 in 1997. The 1998 increase is consistent with rising costs associated with acquiring services covered in this category of expense. Expenses in this category include postage, Pennsylvania Shares Tax, advertising and marketing, professional services, telephone, stationery and forms, ATM fees, insurance premiums, expense of other real estate owned and other expense categories not specifically identified on the income statement. Contributing to the increase in 1998 were increases in Pennsylvania Shares Tax, professional services, MAC fees, telephone expense, stationery and supplies, other real estate expenses and losses associated with a limited partnership.


Income Taxes

     Income tax expense was $3,643,000 in 1998 compared to $3,491,000 in 1997 and $3,147,000 in 1996. These increases were a result of higher levels of taxable income and increased earnings each year. The corporation's effective tax rate was 23.9% in 1998 compared with 25.1% in 1997 and 24.3% in 1996. Use of tax credits in 1998 and an increase in tax exempt interest resulted in a lower effective tax rate than 1997 even though income taxes increased. Additional information related to income taxation is presented in the Notes to Consolidated Financial Statements.

Financial Condition

Investment Portfolio

Table 5 - Investment Securities at Cost

     The following table shows the amortized cost of the held-to-maturity securities owned by the corporation as of the dates indicated. Investment securities are stated at cost adjusted for amortization of premiums and accretion of discounts.

                                                    December 31,
                                           1998        1997         1996
U.S. Treasury securities................$   2,508   $   6,537    $  12,888
Obligations of other U.S. Government
  agencies and corporations.............    2,208       9,696       11,607
Obligations of states and political
  subdivisions..........................   44,465      45,816       37,584
Mortgage-backed securities..............    1,219       1,575        2,076
Other bonds, notes and debentures.......   10,808      18,574       27,269
                                        ---------   ---------    ---------
Subtotal................................   61,208      82,198       91,424
Non-marketable securities...............    3,201       2,957        2,798
                                        ---------   ---------    ---------
Total...................................$  64,409   $  85,155    $  94,222
                                        =========   =========    =========

     The following table shows the amortized cost and fair value of the available-for-sale securities owned as of the dates indicated.

                                          December 31,
                                             1998               1997                 1996
                              Amortized   Fair   Amortized    Fair    Amortized    Fair
                                Cost     Value     Cost      Value       Cost     Value
                                     --------- --------- --------  -------- ----------- --------
 U.S. Treasury securities............$  29,265 $  29,930 $ 24,435  $ 24,625  $  13,611  $ 13,598
 Obligations of other U.S. Government
   agencies and corporations..........  37,713    38,285   26,821    27,008     18,800    18,718
 Obligations of states and political
   subdivisions.......................  36,938    37,986   21,840    22,571     20,488    20,819
 Mortgage-backed securities...........     461       461      832       829      1,125     1,117
 Other bonds, notes and debentures....  66,215    67,312   42,955    43,178     22,752    22,771
                                      -------- --------- --------  --------  ---------  --------
 Subtotal............................. 170,592   173,974  116,883   118,211     76,776    77,023
 Equity securities....................     174     3,904      174     3,263        171     2,352
                                      -------- --------- --------  --------  ---------  --------
 Total................................$170,766 $ 177,878 $117,057  $121,474  $  76,947  $ 79,375
                                      ======== ========= ========  ======== ==========  ========


Table 6 - Investment Securities (Yields)

     The following table shows the maturities of held-to-maturity debt securities at amortized cost as of December 31, 1998 and approximate weighted average yields of such securities. Yields are shown on a tax equivalent basis, assuming a 34% Federal income tax rate.


                                Over 1 thru     Over 5 thru
             1 Year and less      5 Years         10 Years     Over 10 Years      Total
               Amount  Yield   Amount  Yield   Amount  Yield   Amount  Yield  Amount   Yield
U.S. Treasury
 securities....$ 2,005 6.03% $   503  5.84% $    ---    ---%  $  ---   ---%  $ 2,508  5.99%
Obligations of
 other U.S.
 Government
 agencies and
 corporations..    252 6.69%   1,956   6.08%     ---    ---%     ---   ---%    2,208  6.15%
Obligations of
 states and
 political sub-
 divisions.....  2,499 5.41%  11,738   5.23%  22,943   5.12%   7,285  4.90%   44,465  5.13%
Mortgage-backed
 securities....    260 8.54%     646   8.52%     200   8.33%     113  7.41%    1,219  8.39%
Other bonds,
 notes and
 debentures....  5,047 6.61%   5,761   5.82%     ---    ---%     ---   ---%   10,808  6.19%
               ------- ----- -------  ------ --------  -----  ------- -----  -------  -----
               $10,063 6.25% $20,604   5.59% $ 23,143  5.15%  $ 7,398 4.94%  $61,208  5.45%
               ======= ===== =======  ====== ========  =====  ======= =====  =======  =====

     The following table shows the maturities of available-for-sale debt securities at amortized cost as of December 31, 1998 and approximate weighted average yields of such securities. Yields are shown on a tax equivalent basis, assuming a 34% Federal income tax rate.

                                  Over 1 thru     Over 5 thru
               1 Year and less      5 Years         10 Years     Over 10 Years      Total
                 Amount  Yield   Amount  Yield   Amount  Yield   Amount  Yield   Amount  Yield
U.S. Treasury
 securities....$  7,568  4.91% $ 21,697   5.82%$    ---   ---% $  ---     ---%  $ 29,265  5.58%
Obligations of
 other U.S.
 Government
 agencies and
 corporations..   3,424  6.37%   23,325   6.05%  10,964  6.17%    ---     ---%    37,713  6.11%
Obligations of
 states and
 political sub-
 divisions.....   1,142  5.70%    9,127   5.30%  15,134  5.12%   11,535  4.57%    36,938  5.01%
Mortgage-backed
 securities....     189  5.65%      272   5.65%     ---   ---%     ---    ---%       461  5.65%
Other bonds,
 notes and
 debentures....  11,885  6.48%   54,330   6.15%     ---   ---%     ---    ---%    66,215  6.21%
                ------- ------  -------  ------ -------  -----  -------  -----  -------- ------
                $24,208  5.93% $108,751   5.99% $26,098  5.56%  $11,535  4.57%  $170,592  5.82%
                ======= ======  =======  ====== =======  =====  =======  =====  ======== ======

Loans

Table 7 - Loan Portfolio

     The following table sets forth the composition of the corporation's loan portfolio as of the dates indicated:

                                                      December 31,
                                1998          1997        1996         1995        1994
Commercial, financial and
  agricultural..............$  290,619   $  271,605   $  239,701   $  228,058  $  208,918
Real estate-construction...      6,053        6,045        5,608        6,378       8,542
Real estate-mortgage.......     48,381       49,438       45,373       33,124      30,505
Consumer...................    131,939      132,778      136,989      116,210     106,921
Lease financing (net of
  unearned income).........     57,327       52,207       47,346       43,904      38,771
                            ----------   ----------   ----------   ----------   ---------
Total loans.................$  534,319   $  512,073   $  475,017   $  427,674   $ 393,657
                            ==========   ==========   ==========   ==========   =========

Table 8 - Loan Maturity and Interest Sensitivity

     The following table sets forth the maturity and interest sensitivity of the loan portfolio as of December 31, 1998:

                                           After one
                                 Within    but within     After
                                one year   five years   five years   Total
Commercial, financial and
agricultural....................$ 104,041   $ 146,505    $ 40,073  $ 290,619
Real estate-construction........    5,111         289         653      6,053
                                ---------   ---------    --------  ---------
                                $ 109,152   $ 146,794    $ 40,726  $ 296,672
                                =========   =========    ========  =========

     Loans due after one year totaling $107,980,000 have variable interest rates. The remaining $79,540,000 in loans have fixed rates.


Table 9 - Nonaccrual, Past Due and Restructured Loans

     The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans:

                                                    December 31,
                              1998         1997        1996         1995        1994
Nonaccrual loans...........$    812  $  1,314     $ 1,193     $  1,010     $  2,127
Accruing loans, past due
  90 days or more.........      613       787         737          330        1,127
Restructured loans........    1,993     2,105        none         none         none
                            -------  --------    --------     --------     --------
Total non-performing loans.   3,418     4,206       1,930        1,340        3,254
Other real estate owned....     180       341          81          252          759
                            -------  --------    --------     --------     --------
Total non-performing assets $ 3,598  $  4,547     $ 2,011      $ 1,592     $  4,013
                            =======  ========     =======     ========     ========
Ratios:
  Non-performing loans to
     total loans..........     .64%      .82%         .41%         .31%        .83%

  Non-performing assets to
     total loans and other
     real estate owned....     .67%      .89%         .42%         .37%       1.02%

  Non-performing assets to
     total assets..........    .39%      .54%         .26%         .22%        .63%

  Allowance for loan losses to
     non-performing loans..  222.9%    183.8%       404.1%       580.6%      234.8%


     The economic conditions within the corporation's market area remained healthy in 1998. This is reflected in the unemployment rate for Lancaster County, which is the bank's primary market area. The jobless rate during 1998 hovered close to 3%, staying the lowest or second lowest in the state. The county's unemployment rate has not exceeded 3% since November of 1997. Lancaster County's unemployment rate has historically been and continues to be one of the lowest among Pennsylvania's 14 metropolitan regions.
It also remains well below the average national and state average unemployment figures of 4.4% and 4.6% respectively. The unemployment rate for 1999 is expected to mirror that of 1998 with little movement in either direction. Lancaster's labor market is expected to remain one of the tightest in the state.

     The strength in the employment sector in Lancaster County was also seen at the national level. The U.S. unemployment rate stood at 4.5% in December 1998 compared to 4.7% in December 1997. Economists aren't looking for much change this year in the health of labor markets. Indications are that the job market remains robust.

     The bank's loan delinquency as a percent of loans outstanding declined during 1998. At December 31, 1998, this rate stood at .44% compared to .83% and
 .96% for December 31, 1997 and December 31, 1996. The average delinquency rate for 1998 of .56% declined from .99% in 1997. The decline in the average delinquency rate was primarily attributed to improvement in the consumer portfolio. The bank, however, is not immune to the significant role that bankruptcies have on losses. During 1998, the bank's credit card portfolio was sold, which, is believed, will have a positive effect on delinquencies and losses. While management believes delinquency rates could rise during 1999, expectations are that they will not approach the national delinquency rates.
The .44% remains well below the accepted level established by management and that of its peers. During the year, total nonaccrual loans and other real estate owned declined to $992,000 from $1,655,000 at December 31, 1997. Total non-performing assets declined to $3,598,000 compared to $4,547,000 for December 31, 1997 representing a 21% decrease. The restructured loans are a series of loans to one borrower involving $1,993,000. There are no commitments to lend additional funds to this borrower in relation to the restructured loans. A loan is categorized as restructured if the original interest rate on such loan, repayment terms, or both are restructured due to a deterioration in the financial condition of the borrower that otherwise would not have been granted. In the case of the above referenced loans, the bank is fully secured with real estate. The loans are current and have performed in accordance with the contractural terms, both prior to and after the restructure. Accrual of interest on these loans continues.

     The bank's reserve coverage increased during the year as reserves as a percent of non-performing loans increased to 223% compared to 184% for December 31, 1997.

     A portion of the bank's loan portfolio consists of loans to agricultural-related borrowers. These loans consist of loans for a variety of purposes within the industry. Lancaster County continues to be the top agricultural county in the state, leading Pennsylvania in production of most crops and all livestock with the exception of sheep. Dairy production remains Lancaster County's number one agricultural industry. The Lancaster County dairy industry suffered in 1997 due to a steep drop in milk prices. During the latter part of 1998, milk prices increased significantly. While the bank continues to pursue quality loans to the dairy industry and the agricultural community in general, it should be noted that these loans are susceptible to a variety of external factors such as adverse climate, economic conditions, etc., in addition to factors common to other industries.

     The residential real estate market in 1998 for Lancaster County enjoyed a strong year. The county recorded a record year for sales of existing homes. Residential construction contracts, however, increased at a much slower pace, suggesting that the building boom in recent years may be over. Reasonably low interest rates, a continuing strong economy, and minimal inflation accounted for the sales performance. Non-residential contracts broke even with 1997, which had experienced a significant increase over 1996.

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

     The bank recognizes that the potential Year 2000 problems, relating to computers, hardware, microchips, software and additional software applications utilized by the bank's borrowers in their businesses, or by their suppliers, vendors and their customers, may result in unexpected and material adverse changes in borrowers' businesses or financial condition. In order to reduce the potential risk to the bank from its borrowers, the bank has substantially completed an assessment of the Year 2000 risk posed by its borrowers. Based on this assessment, management does not believe that the Year 2000 risks from its borrowers pose a material risk or threat to the safety and soundness of the bank. Management believes that the provision for loan losses is adequate to meet the present and forseeable risk characteristics of the loan portfolio including the potential Year 2000 risks posed by its borrowers.

     The general policy has been to cease accruing interest on loans when it is determined that a reasonable doubt exists as to the collectibility of additional interest. Interest income on these loans is only recognized to the extent payments are received. Loans on a nonaccrual status amounted to $812,000 at December 31, 1998 compared to $1,314,000 at December 31, 1997. If interest income had been recorded on all such loans for the years indicated, such interest income would been been increased by approximately $85,667 and $152,755 for 1998 and 1997. Interest income recorded on nonaccrual loans amounted to $561 and $20,020 for 1998 and 1997.
Potential problem loans are loans which are included as performing loans, but for which possible credit problems of the borrower causes management to have doubts as to the ability of such borrower to comply with present repayment terms and which may eventually result in disclosure as a non-performing loan. At December 31, 1998, there were no such loans that had to be disclosed as potential problem loans.

     The corporation implemented SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," an amendment of SFAS No. 114, at the beginning of 1995. The bank defined impaired loans as all loans on nonaccrual status and restructured, except those specifically excluded from the scope of SFAS No. 114, regardless of the credit grade assigned by loan review committee. All impaired loans are measured using the fair value of the collateral for each loan. When an impaired loan is measured as less than the recorded investment in the loan, the bank compares the impairment measured to the existing allowance assigned to the loan. If the impairement is greater than the allowance, the bank adjusts the existing allowance to reflect the greater amount or takes a charge to the provision for loan losses in that amount. If the impairment is less than the existing allowance for a particular loan, no adjustment to the allowance or to the provision for loan and lease losses is made. The bank was not required to adjust for impaired loans for the periods indicated.

     The following table presents information concerning impaired loans at December 31:

                                                       1998     1997
  Gross impaired loans which have allowances..........$2,805   $3,419
     Less: Related allowances for loan losses.........  (140)    (410)
                                                      ------   ------
  Net impaired loans..................................$2,665   $3,009
                                                      ======   ======

     The decline in impaired loans is primarily attributed to a reduction in non-accrual loans. A large portion of the impaired loans is attributed to the restructure of a series of loans to one borrower. A loan is categorized as restructured if the original interest rate on such loan, repayment terms, or both are restructured due to a deterioration in the financial condition of the borrower that otherwise would not have been granted. In the case of the above referenced loans, the bank is fully secured with real estate. The loans are current and have performed in accordance with the contractural term, both prior to and after the restructure. Accrual of interest on these loans continues.

     At December 31, 1998, there were no concentrations exceeding 10% of loans. A concentration is defined as amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly affected by changes in economic or other conditions. There were no foreign loans outstanding at December 31, 1998.

Allowance for Loan Losses

Table 10 - Summary of Loan Loss Experience

                                        Years ended December 31,
                                1998     1997     1996     1995     1994
Allowance for Loan Losses:
Beginning balance.............$ 7,730  $ 7,800  $ 7,780  $ 7,640  $ 7,180
Loans charged off during year:
  Commercial, financial and
    agricultural..............    447       43       37       50      157
  Real estate mortgage........    268      419      184      252      235
  Consumer....................    500      919      458      360      360
  Lease financing.............     54      121       24       14       10
                              -------  -------  -------  -------  -------
  Total charge-offs...........  1,269    1,502      703      676      762
                              -------  -------  -------  -------  -------
Recoveries:
  Commercial, financial and
    agricultural..............     34        4        5      117       61
  Real estate mortgage........     72      112       42       72        2
  Consumer....................    127      122       88       91       77
  Lease financing.............     28       65        8        2        1
                              -------  -------  -------  -------  -------
  Total recoveries............    261      303      143      282      141
                              -------  -------  -------  -------  -------
Net loans charged off.........  1,008    1,199      560      394      621
Additions charged to
  operations..................    896    1,129      580      534    1,081
                              -------  -------  -------  -------  -------
Balance at end of year........$ 7,618  $ 7,730  $ 7,800  $ 7,780  $ 7,640
                              =======  =======  =======  =======  =======

Ratio of net loans charged
  off to average loans
  outstanding.................   .19%     .24%     .12%     .10%     .17%
Ratio of net loans charged
  off to loans at end of year.   .19%     .23%     .12%     .09%     .16%
Net loans charged off to
  allowance for loan losses..  13.23%   15.51%    7.18%    5.06%    8.13%
Net loans charged off to
  provision for loan losses.. 112.50%  106.20%   96.55%   73.78%   57.45%
Allowance for loan losses as a
  percent of average loans...   1.44%    1.55%    1.69%    1.91%    2.04%
Allowance for loan losses
  as a percent of loans at
  end of year................   1.43%    1.51%    1.65%    1.82%    1.95%
Allowance for loan losses
  as a percent of
  non-performing loans.......  222.9%   183.8%   404.1%   580.6%   234.8%

     The corporation experienced a 15% decline in gross charge-offs, while net charge-offs declined 16%. The decline in charge offs was a result of improvement in the consumer loan portfolios. During 1998, the bank sold its credit card portfolio, which had a positive effect on losses. Personal bankruptcies continue to play a significant role in the losses. Management instituted certain underwriting criteria in 1997 and 1998 which is believed to also have had a positive effect on losses. For the year, the corporation recorded net charge-offs of $1,008,000 or .19% of average loans outstanding compared to $1,199,000 or .24% of average loans in 1997 and $560,000 or .12% of average loans in 1996.

     The provision for loan losses charged to operating expense reflects the amount deemed appropriate by management to produce an adequate reserve to meet the present risk and inherent risk in the loan portfolio, including the potential Year 2000 risks posed by its borrowers. Management performs a quarterly assessment of the loan portfolio to determine the appropriate level of the allowance. The factors considered in this evaluation include, but are not limited to, estimated loan losses identified through a loan review process, general economic conditions, deterioration in pledged collateral, past loan experiences and trends in delinquencies and non-accruals. Managment uses available information to determine the appropriate level of the allowance for possible loan losses. However, the allowance may be affected in the future based upon changes in the economic conditions and other factors.
While there can be no assurance that material amounts of additional loan loss provisions will not be required in the future, management believes that, based upon information presently available, the amount of the allowance for possible loan losses is adequate.

     Management has not targeted any specific coverage ratio of nonperforming loans by the allowance for loan losses and the coverage ratio may fluctuate based on loans placed into or removed from nonperforming status.


Table 11 - Allocation of Allowance for Loan Losses

                                                     December 31,
                                                   1998        1997
 Commercial, financial and agricultural..........$ 4,705     $ 3,529
 Real estate - mortgage..........................    107          25
 Consumer........................................    660         910
 Leases..........................................    527         599
 Unallocated.....................................  1,619       2,667
                                                 -------     -------
 Total...........................................$ 7,618     $ 7,730
                                                 =======     =======

Deposits

Table 12 - Average Deposit Balances and Rates Paid

     The average amounts of deposits and rates paid for the years indicated are summarized below:
                                          1998             1997             1996
                                     Amount   Rate    Amount   Rate    Amount   Rate
Demand deposits.....................$ 83,972   ---   $ 74,332   ---   $ 72,052   ---
Interest bearing demand deposits.... 289,062  2.52%   267,987  2.59%   257,622  2.61%
Savings deposits....................  57,615  1.96%    58,149  2.04%    58,232  2.21%
Time deposits....................... 313,963  5.58%   262,681  5.64%   229,835  5.52%
                                    --------  -----  --------  -----  --------  -----
                                    $744,612  3.48%  $663,149  3.46%  $617,741  3.35%
                                    ========  =====  ========  =====  ========  =====

Table 13 - Deposit Maturity

     The maturities of time deposits of $100,000 or more are summarized below:

                                                       December 31,
                                                     1998       1997
    Three months or less..........................$  7,352   $ 11,058
    Over three thru six months....................   7,262      6,541
    Over six thru twelve months...................   9,676      9,209
    Over twelve months............................   8,469     10,357
                                                   -------    -------
    Total.........................................$ 32,759   $ 37,165
                                                   =======    =======

Capital

     Total stockholders' equity increased over $7.3 million or 9.9% in 1998 to $81,313,000. Total stockholders' equity at December 31, 1997 in the amount of $73,987,000 represented an increase of over $4.8 million or 7% over the $69,179,000 reported at December 31, 1996. A major portion of the increase for 1998 was the difference between net income of $11.6 million less dividends declared of approximately $5.4 million. Adding to the increase in stockholders' equity was an increase in net unrealized gains on available-for-sale securities, accumulated other comprehensive income, in the amount of $1.8 million. Treasury stock purchased during the period was $2.5 million. The corporation issued $1.8 million in treasury shares. The major portion of the increase in 1997 was due to net income of $10.4 million less dividends declared of approximately $5.1 million. Adding to the increase in 1997 was an increase in accumulated other comprehensive income in the amount of $1.3 million. These increases were offset by the repurchase of outstanding stock throughout the year. During 1997, the corporation announced that the Board of Directors authorized the repurchase of up to 140,000 shares of the outstanding common stock. During 1997, the corporation repurchased 127,751 shares for $3.3 million. The corporation used, during 1997, 55,868 shares of treasury stock for the Dividend Reinvestment
Plan and 1,600 shares for the Director's Compensation Plan.
During 1998, the Board of Directors
authorized the repurchase of up to 250,000 shares of the outstanding common stock. During 1998, the Corporation repurchased 70,266 shares for $2.5 million. The Corporation used, during 1998, 79,332 shares for a portion of the common stock issued for a 5% stock dividend, 36,448 shares for the Dividend Reinvestment
Plan, 7,414 shares for the Employee Stock Plan, 2,000 shares for the Directors' Compensation Plan and 1,400 shares for stock options exercised. Effective December 1998, the Board of Directors of the corporation terminated the common stock repurchase program that was approved in 1998.

     Federal regulatory authorities promulgate risk-based capital guidelines applicable to banks and bank holding companies in an effort to make regulatory capital more responsive to the risk exposure related to various categories of assets and off-balance sheet items. These guidelines require that banking organizations meet a minimum risk-based capital, define the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of capital requirements. The components of total capital are called Tier 1 and Tier 2 capital.
In the case of the bank, Tier 1 capital is the shareholders' equity and Tier 2 capital is the allowance for loan losses. The risk-based capital ratios are computed by dividing the components of capital by risk-weighted assets. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet items. Regulatory authorities have decided to exclude the net unrealized holding gains and losses on available-for-sale securities from the definition of common stockholders' equity for regulatory capital purposes.
However, national banks will continue to deduct unrealized losses on equity securities in their computation of Tier 1 capital. Therefore, national banks will continue to report the net unrealized holding gains and losses on available-for-sale securities in the reports of condition and income submitted to federal regulators as required by SFAS 115 and the financial reports prepared in accordance with generally accepted accounting principles, but will exclude these amounts from calculations of Tier 1 capital.
In addition, national banks should
use the amortized cost of available-for-sale debt securities, as opposed to fair value, to determine the average total assets as well as the risk-weighted assets used in the calculations of the leverage and risk-based capital ratios. The ratios below and in Table 14 reflect the above definition of common stockholders' equity which includes common stock, capital surplus and retained earnings, less net unrealized holding losses on available-for-sale equity securities with readily determinable fair values. The bank's ratios at December 31, 1998, 1997 and 1996 were above the final risk-based capital standards that require Tier 1 capital of at least 4% and total risk-based capital of 8% of risk-weighted assets. The Tier 1 capital ratio at December 31, 1998 was 9.73% and the total risk-based capital ratio was 10.94%, which exceeds the minimum capital guidelines. Tier 1 capital ratio was 10.23% and the total risk-based capital ratio was 11.38% at December 31, 1997 while Tier 1 capital ratio was 10.68% and the total risk-based capital ratio was 11.93% at December 31, 1996. At December 31, 1998, the corporation and the bank, exceeded all capital requirements and are considered to be "well capitalized."

Table 14 - Capital and Performance Ratios

     The following are selected ratios for the years ended December 31:

                                                   1998       1997     1996
   Return on average assets......................  1.33%      1.32%    1.34%
   Return on average equity...................... 15.63%     14.89%   15.01%
   Dividend payout ratio......................... 46.17%     48.79%   45.95%
   Average total equity to average assets........  8.54%      8.89%    8.95%
   Total equity to assets at year end............  8.40%      8.45%    8.87%
   Primary capital ratio.........................  9.16%      9.28%    9.80%
   Tier 1 risk-based capital ratio...............  9.73%     10.23%   10.68%
   Total risk-based capital ratio................ 10.94%     11.38%   11.93%

Liquidity and Interest Rate Sensitivity

     Liquidity is the ability to meet the requirements of customers for loans and deposit withdrawals in the most economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost.
Liquidity from asset categories is provided through cash, noninterest bearing and interest bearing deposits with banks, federal funds sold and marketable investment securities maturing within one year. Investment securities maturing within one year amounted to $34,221,000 at December 31, 1998 compared to $34,585,000 at December 31, 1997. Interest bearing deposits with banks were $557,000 at December 31, 1998 compared to $15,000 at December 31, 1997. Federal funds sold totaled $26,850,000 at December 31, 1998 compared to $28,150,000 at December 31, 1997. Securities available-for-sale as of December 31, 1998 were $177,878,000 compared to $121,474,000 as of December 31, 1997.

     The loan portfolio also provides an additional source of liquidity due to the bank's participation in the secondary mortgage market. Sales of residential mortgages in the secondary market were approximately $88.9 million in 1998 and $40.9 million in 1997, which allowed the bank to meet the needs of customers for new mortgage financing. The loan portfolio also provides significant liquidity through repayment of loans by maturity or scheduled amortization payments of $87 million during the next 12 months.

     On the liability side, liquidity is available through customer deposit growth and short term borrowings. Federal Home Loan Bank available borrowing capacity as of December 31, 1998 was $17,300,000 with existing capital stock ownership. Federal funds purchased lines are also in place.

     Management monitors liquidity daily because customer deposit levels fluctuate daily and loan fundings, maturities and investment purchases occur with irregularity.

     The amount of liquidity needed is determined by changes in levels of deposits and in the demand for loans. Management believes that these mentioned sources of funds provide sufficient liquidity.

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

     Management has initiated an enterprise-wide program to prepare the corporation's computer systems and applications for the Year 2000. The corporation has developed a comprehensive inventory of all mainframe and PC based applications, third-party relationships, environmental (bank vaults, VCRs, security systems, etc.) and proprietary programs.
This assessment identified 224
systems or processes and 448 proprietary programs, which could be impacted by the century date change.

     The 448 proprietary programs consist of management reporting, interface programs, and bridge programs. As of December 31, 1998, the corporation has remediated 324 or 72% of these programs.

     In January of 1997, the corporation began converting its computer systems to be Year 2000 ready. As of December 31, 1998, approximately
71% of the corporation's systems were ready, with all systems expected to be ready by June 1999.

Vendor Type               Total#          # Y2K Ready         % Y2K Ready
PC Based Applications       125              81                 65%
Mainframe Applications       49              36                 73%
Third-Party Relationships    25              12                 48%
Environmental                25              24                 96%
Proprietary Programs        448             324                 72%
Total                       672             477                 71%


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

     A comprehensive testing plan has been developed. The corporation has prioritized all mainframe and PC based applications, third-party relationships, environmental and proprietary programs to be tested. Separate environments for testing have been defined and established. Beginning in the fourth quarter of 1998, the corporation performed a variety of testing to include limited unit testing (aging dates forward on files), system testing (advancing the computer system date forward) and combined system integration (running applications dependent on each other together with the data files aged and computer system date advanced forward) and acceptance testing (user review and validation). Test scripts have been written which define the type of testing to be performed, the resources necessary to perform the test, the transactions or files to be processed, and expected results for each type of testing performed. Additionally, a testing validation, certification and reporting process has been established.

Costs of Year 2000

     As of December 31, 1998, $245,532 has been expended as Year 2000 costs. Management expects to spend a total of $329,927 for the entire project. The estimated Year 2000 project costs include the costs and time associated with the impact of third-parties' Year 2000 issues, and are based on presently available information. The total cost of the project is being funded through operating cash flows. The corporation continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. Accordingly, the corporation does not expect the amounts required to be expensed over the next 12 months to have a material effect on the financial position or results of operations. However, if readiness is not achieved in a timely manner by the corporation or any of its significant related third-parties, be it a supplier of services or customer, the Y2K issue could possibly have a material effect on the corporation's operations and financial position.

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

Risks of Year 2000

     At present, management believes its progress in remediating the proprietary programs and installing Y2K upgrades to the third-party vendor mainframe and PC based computer applications is on target. The Year 2000 computer problem creates risk for the corporation from unforseen problems in its own computer systems and from third-party vendors who provide the majority of the corporation's mainframe and PC based computer applications.
Failures of third-party systems relative to the Y2K issue could have a material impact on the corporation's ability to conduct business.

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

     A detailed business resumption contingency plan is currently under development with a target completion date of March 31, 1999. This detailed business resumption contingency plan will calculate a risk factor for each core business line and/or product. Based on the calculated risk factor, a specific business resumption contingency plan will be written and tested.

New Financial Accounting Standards

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

     The FASB became aware that the volume and variety of certain transactions and the related changes to information systems and accounting processes necessary to comply with the requirements of SFAS No. 125 would make it extremely difficult, if not impossible, for some affected companies to comply by January 1, 1997. As a result, in December 1996, the FASB issued FASB No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" that defers, for one year, the effective date of certain provisions, as well as accounting for transfers and servicing for repurchase agreements, dollar-roll, securities lending and similar transactions. Therefore, this Statement was effective for such transfers of financial assets after December 31, 1997. Adoption of SFAS No. 127 did not have a material effect on the financial position or results of operations of the corporation.

     In February 1997, the FASB issued SFAS No. 128 - "Earnings per Share," effective for periods ending after December 15, 1997. SFAS No. 128 is designed to simplify the computation of earnings per share and requires disclosure of "basic earnings per share" and, if applicable, "diluted earnings per share." Earlier application was not permitted. The Statement requires restatement of all prior period earnings per share data when adopted. Adoption of SFAS No. 128 did not have a material impact on the corporation's reported earnings per share.

     In February 1997, SFAS No. 129 - "Disclosure of Information about Capital Structure" was issued by the FASB, which establishes standards for disclosing information about an entity's capital structure. It consolidates the disclosure requirements that were previously covered in APB-10, APB-15 and FAS-47. The Statement is effective for periods ending after December 15, 1997. There was no material financial statement impact as a result of adopting SFAS No. 129.

     In June 1997, the FASB issued Statement No. 130 - "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Statement No. 130 requires that all items that are required to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Statement No. 130 was effective for fiscal years
beginning after December 15, 1997.   Sterling adopted SFAS
No. 130, effective March 31, 1998. The adoption of this Statement requires the corporation to provide additonal disclosures in the corporation's financial statements.

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

     In February 1998, the FASB issued SFAS 132 - "Employers' Disclosures about Pensions and Other Postretirement Benefits - an ammendment of FASB Statements 87, 88 and 106." This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligation and fair values of plan assets that will facilitate analysis and eliminates certain disclosures that are no longer useful as they were when FASB Statements
No. 87, No. 88 and No. 106 were issued. The Statement suggests combined formats for presentation of pension and other postretirement benefit disclosures. This Statement is effective for fiscal years beginning after December 15, 1997. Restatement of disclosures for earlier periods provided for comparative purposes is required unless the information is not readily available, in which case the notes to the financial statements should include all available information and a description of the information not available. The adoption of this Statement required the corporation to set forth additional disclosures in the corporation's financial statements.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as:

           a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment,

           a hedge of the exposure to variable cash flows of a forecasted transaction, or a hedge of the foreign currency exposure of a net investment in a foreign operation and unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecaster transaction.

This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Sterling has not completed the analysis required to estimate the impact of this Statement.

     In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". This statement shall be effective for the first fiscal quarter beginning after December 15, 1998. Sterling has not yet completed the analysis of the effects of this Statement.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

Discussion of Market Risk and Interest Rate Sensitivity

    As a financial institution, the primary component of the bank's market risk is interest rate volatility. Changes in interest rates will ultimately impact the bank's interest income from earning assets and the interest expense from funding sources, which are deposits and debt.

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

     Management endeavors to control the exposure of earnings to changes in interest rates. The bank's asset/liability committee manages interest rate risk by various means including "gap" management and internally developed models and reports. The bank also utilizes Sheshunoff Interest Rate Risk management services and IBAA investment portfolio valuation services to enhance risk exposure review. Interest repricing of assets and liabilities is measured over future time periods - interest rate sensitivity gaps. While all time gaps are measured, management's primary focus is the cumulative gap through 1 year, as this time frame directly impacts net interest income and is most difficult to make reactive adjustment to current market rate movements.

     The bank has various investments structured to change investment yield with current market conditions. Assets subject to repricing include:

        federal funds sold which reprice daily,
        loans floating to "treasury bill" indexes which reprice monthly and loans tied to "prime" or other indexes subject to immediate change.

Other factors effecting income are maturing and contracted repayments and prepayments of existing loans and investments. These cash flows will be re-invested at current market yields.

    The bank's funding liabilities, customer deposits and borrowed funds, have more complex repricing characteristics, since interest bearing deposits are subject to rate change but are not specifically indexed to "prime" or "treasury" indexes. Time certificates and borrowed money are subject to interest rate change at maturity. The bank's deposit funding is essentially comprised of "core" deposits that have been historically loyal and stable, and these deposits, with the exception of certificates of deposit, have not been rate sensitive to the point of affecting balances. All interest rates do not move in full and equal amounts for loans and deposits.
Deposit rates historically lag loans in
rate movement, and rate movement occurs to a smaller degree for deposits than loans. Modeling is used to forecast projected impact to the net interest margin as a result of rate movements, either increasing or decreasing. Historic pricing correlations are calculated for all interest bearing deposit products for rate repricing projections as expected over future time periods based on past history. As illustrated in Table 15, management's view of interest rate sensitivity reflects a calculated interpretation of net interest margin exposure to rate changes. Rate correlations are constantly refined by management. There is no guarantee that past history will accurately reflect future changes.

Table 15 - Interest Rate Sensitivity Gaps

                             0-90      91-365   Over 1 Year  Over 3 Years    Over
                             Days       Days    to 3 Years   to 5 Years    5 Years
Assets
Fed funds sold...........$   26,850  $        0  $       0   $       0   $       0
Interest bearing balances.       57           0        500           0           0
Investment securities.....   19,218      29,410     77,202      56,676      59,781
Loans and leases..........  103,132      76,534    151,317     115,693      93,538
Allowance for loan losses.        0           0          0           0      (7,618)
Non earning assets........        0           0          0           0     116,974
                           --------    --------   --------    --------    --------
Total.....................$ 149,257  $  105,944  $ 229,019   $ 172,369   $ 262,675
Cumulative................$ 149,257     255,201    484,220     656,589     919,264


Liabilities and Capital
Interest Deposits - NOW,
 SuperNOW, Savings and
 Money Market.............$  24,036  $   72,693  $  39,564   $  46,586   $ 190,112
Certificates of Deposit...   54,765     178,535     76,266       8,113           0
Borrowings-US Treasury....    1,558           0          0           0           0
Other libilities for
 borrowed money...........    2,010       6,031     17,700       8,053         309
Noninterest bearing
 deposits.................        0           0          0           0      90,713
Noninterest bearing
 liabilities..............        0           0          0           0      20,907
Stockholders' Equity......        0           0          0           0      81,313
                           --------    --------   --------     -------    --------
Total.....................$  82,369   $ 257,259  $ 133,530    $ 62,752   $ 383,354
Cumulative................$  82,369   $ 339,628  $ 473,158    $535,910   $ 919,264

Period GAP (Dollars)......$  66,888   $(151,315) $  95,489    $109,617   $(120,679)
as % of total assets......        7%        (16)%       10%         12%        (13)%

Cumulative GAP (Dollars)..$  66,888   $ (84,427) $  11,062    $120,679   $       0
Cumulative
as % of total assets......        7%         (9)%        1%         13%          0%

     During 1998, the net interest income tax-equivalent yield margin on
average earning assets dropped to 4.48% from 4.72% in 1997.   Prime rate in
1998 started at 8.50%, decreased by .25% on 3 occasions during October and November, ending the year at 7.75%. The average tax-equivalent yield on earning assets decreased in 1998 to 8.09%, down from 8.34% in 1997. Average earning assets increased by $74,200,000 in 1998. Average deposit funding increased $81,400,000 in 1998. Total deposit funding cost increased to 3.48% from 3.46% in 1997.

    Compression of the net interest margin was the result of several factors:

          earning assets grew by 10.6% during 1998,

          loan growth could not be acheived at the same level and grew at 6.5% in 1998 and as a result, there was a 20% growth in investment securities.

This change in earning asset mix from loans to investment securities, compounded by lower rates resulted in a decrease in the yield on earning assets. Funding by deposits increased 12.2% in 1998. Time deposits increased 19.5% and other deposits increased 7.5%. The change in mix in deposits resulted in higher total cost which offset lower rates paid on deposits.

    Future change in net income as a result of interest rate movement is
presented in the graph in Table 15a.   This analysis, completed by Sheshunoff
Information Services, depicts the projected change to income resulting from interest rate movements. The bank's risk to interest rate movement illustrates that the future income of the bank will decrease with increasing market rates, and future income will increase with decreasing market rates during the next fiscal year. Negative income exposure, resulting from increasing market rates, as an impact to the interest margin is (1.4)%, (3.1)% and (4.9)% with market rate increases of 100, 200 and 300 basis points. The risk position of the bank is within the guidelines set by the bank's asset/liability policies.

    Present value of equity as a result of interest rate change is presented
in the graph in Table 15b.   This analysis, completed by Sheshunoff,
depicts the projected change in the value of equity as a result of interest rate movements. Future value of equity would decrease with increasing market rates, and increase with decreasing market rates. The risk position of the bank is within the guidlines set by the bank's asset/liability policies.

            Table 15a                                    Table 15b

     1999 Net Income Projections                    Present Value Equity

      Changes in                                 Changes in
     Basis Points     % Change                  Basis Points     % Change
        -300            17.10%                      -300           12.44%
        -200            15.81%                      -200           10.07%
        -100             9.07%                      -100            5.45%
         -50             4.46%                       -50            2.74%
           0             0.00%                         0            0.00%
          50            -0.64%                        50           -1.17%
         100            -1.42%                       100           -2.38%
         200            -3.14%                       200           -4.70%
         300            -4.94%                       300           -6.85%

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


                       Trout, Ebersole & Groff, LLP
                       Certified Public Accountants
                             1705 Oregon Pike
                      Lancaster, Pennsylvania 17601
                              (717)569-2900
                            FAX (717) 569-0141


                       Independent Auditors' Report


Board of Directors and Shareholders
Sterling Financial Corporation and Subsidiaries
Lancaster, Pennsylvania

     We have audited the accompanying consolidated balance sheets of Sterling Financial Corporation and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sterling Financial Corporation and Subsidiaries at December 31, 1998 and 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December
31, 1998, in conformity with generally accepted accounting principles.


                                              Trout, Ebersole & Groff, LLP

                                              Trout, Ebersole & Groff, LLP
                                              Certified Public Accountants

Lancaster, Pennsylvania
January 21, 1999 except for Note 22
as to which the date is February 10, 1999

                         Consolidated Balance Sheets
               Sterling Financial Corporation and Subsidiaries
                                                                  As of December 31,
(Dollars in thousands)                                               1998       1997
Assets
Cash and due from banks...........................................$ 34,089   $ 34,292
Interest bearing deposits in other banks..........................     557         15
Federal funds sold................................................  26,850     28,150
Mortgage loans held for sale......................................   6,005        792
Investment Securities:
 Securities held-to-maturity
   (market value - $66,290 - 1998 and $86,465 - 1997).............  64,409     85,155
 Securities available-for-sale.................................... 177,878    121,474
Loans............................................................. 534,319    512,073
  Less: Unearned income...........................................    (110)      (436)
        Allowance for loan losses.................................  (7,618)    (7,730)
                                                                  --------    -------
Loans, net........................................................ 526,591    503,907
                                                                  --------    -------
Premises and equipment............................................  22,195     21,938
Other real estate owned...........................................     180        341
Accrued interest receivable and prepaid expenses..................  12,829     12,243
Other assets......................................................  47,681     37,181
                                                                  --------    -------
Total Assets..................................................... $919,264   $845,488
                                                                  ========   ========

Liabilities
Deposits:
  Noninterest bearing.............................................$ 90,713   $ 82,565
  Interest bearing................................................ 690,670    636,096
                                                                  --------   --------
Total Deposits.................................................... 781,383    718,661
                                                                  --------   --------
Interest bearing demand notes issued to U.S. Treasury ............   1,558      3,000
Other liabilities for borrowed money..............................  34,103     32,312
Accrued interest payable and accrued expenses.....................  11,233     10,165
Other liabilities.................................................   9,674      7,363
                                                                  --------   --------
Total Liabilities................................................. 837,951    771,501
Stockholders' Equity                                              --------   --------
Common Stock -(par value:$5.00)
  No. shares authorized: 1998 and 1997 - 35,000,000
  No. shares issued: 1998 - 6,471,057; 1997 - 6,237,009
  No. shares outstanding: 1998 - 6,440,171; 1997 - 6,149,795......  32,355     31,185
Capital surplus...................................................  24,783     16,321
Retained earnings.................................................  20,666     25,828
Accumulated other comprehensive income............................   4,694      2,916
Less: Treasury Stock (30,886 shares in 1998 and
       87,214 shares in 1997) - at cost...........................  (1,185)    (2,263)
                                                                  --------   --------
Total Stockholders' Equity........................................  81,313     73,987
                                                                  --------   --------
Total Liabilities and Stockholders' Equity........................$919,264   $845,488
                                                                  ========   ========

See accompanying notes to financial statements

                      Consolidated Statements of Income
               Sterling Financial Corporation and Subsidiaries
                                                     For the years ended December 31,
(Dollars in thousands, except per share data)            1998        1997         1996
Interest Income
Interest and fees on loans...........................$  46,124   $  44,744    $  41,611
Interest on deposits in other banks..................       10          13            6
Interest on federal funds sold.......................      985         730          398
Interest and dividends on investment securities:
  Taxable............................................    9,278       7,681        7,442
  Tax-exempt.........................................    3,418       3,103        2,882
  Dividends on stock.................................      251         228          219
                                                     ---------   ---------    ---------
Total Interest Income................................   60,066      56,499       52,558
                                                     ---------   ---------    ---------
Interest Expense
Interest on time certificates of deposit of
  $100,000 or more...................................    1,999       1,710          934
Interest on all other deposits.......................   23,943      21,214       19,775
Interest on demand notes issued to the U.S. Treasury.      142         113           95
Interest on federal funds purchased..................     none           1           89
Interest on other borrowed money.....................    1,841       2,288        1,930
                                                     ---------   ---------    ---------
Total Interest Expense...............................   27,925      25,326       22,823
                                                     ---------   ---------    ---------
Net Interest Income..................................   32,141      31,173       29,735
Provision for loan losses............................      896       1,129          580
                                                     ---------   ---------    ---------
Net Interest Income after Provision for Loan Losses..   31,245      30,044       29,155
                                                     ---------   ---------    ---------
Other Operating Income
Income from fiduciary activities.....................    1,879       1,513        1,139
Service charges on deposit accounts..................    2,908       2,909        2,485
Other service charges, commissions and fees..........    1,729       1,456          944
Mortgage banking income..............................    1,811       1,305        1,192
Income from sale of assets...........................    1,338        none         none
Other operating income...............................    4,522       4,539        3,524
Investment securities gains or (losses)..............     none         208          158
                                                     ---------   ---------    ---------
Total Other Operating Income.........................   14,187      11,930        9,442
                                                     ---------   ---------    ---------
Other Operating Expenses
Salaries and employee benefits.......................   17,638      16,398       15,027
Net occupancy expense................................    2,088       2,290        2,109
Furniture and equipment expense (including depreciation
 of $1,659 in 1998, $1,500 in 1997 and $1,256 in 1996)   2,755       2,480        2,044
FDIC insurance assessment............................       87          81            2
Other operating expenses.............................    7,620       6,833        6,457
                                                     ---------   ---------    ---------
Total Other Operating Expenses.......................   30,188      28,082       25,639
                                                     ---------   ---------    ---------
Income Before Income Taxes...........................   15,244      13,892       12,958
Applicable income taxes..............................    3,643       3,491        3,147
                                                     ---------   ---------    ---------
Net Income...........................................$  11,601   $  10,401    $   9,811
                                                     =========   =========    =========
Earnings per common share:
 Net Income - Basic earnings per share...............$    1.80   $    1.60    $    1.50
 Net Income - Diluted earnings per share.............$    1.79   $    1.60    $    1.50
Cash dividends declared per common share.............$     .83   $     .78    $     .70

See accompanying notes to financial statements

                          Consolidated Statements of Changes in Stockholders' Equity
                              Sterling Financial Corporation and Subsidiaries

                                                                              Accumulated
                                       Shares                                    Other
                                       Common   Common    Capital  Retained  Comprehensive Treasury
                                        Stock    Stock     Surplus  Earnings     Income      Stock    Total
(Dollars in thousands)
Balance, January 1, 1996..............5,932,686 $29,663  $  9,987   $ 22,848   $  1,624   $  (213)  $ 63,909
Comprehensive Income:
 Net income...........................                                 9,811                           9,811
 Change in net unrealized gain (loss)
  on securities available-for-sale, net
  of reclassification adjustment and
  tax effects.........................                                              (21)                 (21)
   Total comprehensive income.........                                                                 9,790
Common stock issued
 Dividend Reinvestment Plan...........    2,517      13        58                                         71
 Employee Stock Plan..................    5,690      28       140                                        168
Stock dividends issued -
 Common stock - 5%, including cash
  paid in lieu of fractional shares...  296,116   1,481     6,144     (7,649)                            (24)
Cash dividends declared -
 Common stock.........................                                (4,508)                         (4,508)
Purchase of Treasury Stock
 (21,026 shares)......................                                                       (547)      (547)
Issuance of Treasury Stock
 Dividend Reinvestment Plan
 (8,435 shares).......................                         (3)                            247        244
 Employee Stock Plan
 (2,819 shares).......................                         (1)                             77         76
Balance, December 31, 1996............6,237,009  31,185    16,325     20,502       1,603     (436)    69,179
Comprehensive Income:
 Net income...........................                                10,401                          10,401
 Change in net unrealized gain (loss)
  on securities available-for-sale, net
  of reclassification adjustment and
  tax effects.........................                                             1,313               1,313
   Total comprehensive income.........                                                                11,714
Cash dividends declared -
 Common stock.........................                                (5,075)                         (5,075)
Purchase of Treasury Stock
 (127,751 shares).....................                                                      (3,302)   (3,302)
Issuance of Treasury Stock
 Dividend Reinvestment Plan
 (55,868 shares)......................                         (4)                           1,434     1,430
 Director's Compensation Plan
 (1,600 shares).......................                                                          41        41
Balance, December 31, 1997............6,237,009  31,185    16,321     25,828       2,916    (2,263)   73,987
Comprehensive Income:
 Net income...........................                                11,601                          11,601
 Change in net unrealized gain (loss)
  on securities available-for-sale, net
  of reclassification adjustment and
  tax effects.........................                                             1,778               1,778
   Total comprehensive income.........                                                                13,379
Common stock issued - Stock Options...    2,624      13        48                                         61
Stock dividends issued -
 Common stock - 5%, including cash
  paid in lieu of fractional shares
  (231,424 shares including 79,332
  shares of Treasury Stock)............  231,424   1,157     8,042    (11,407)               2,168        (40)
 Cash dividends declared-Common Stock.                                (5,356)                         (5,356)
 Purchase of Treasury Stock
  (70,266 shares).....................                                                     (2,492)    (2,492)
Issuance of Treasury Stock
  Dividend Reinvestment Plan
  (36,448 shares).....................                        301                           1,080      1,381
  Employee Stock Plan (7,414 shares)..                         73                             190        263
  Director's Compensation Plan
  (2,000 shares)......................                         18                              79         97
 Stock Options (1,400 shares).........                        (20)                             53         33
 Balance, December 31, 1998...........6,471,057 $32,355   $24,783    $20,666      $4,694  $(1,185)   $81,313
                                      ========= =======  ========   ========      ======  =======    =======

See accompanying notes to financial statements

                    Consolidated Statements of Cash Flows
               Sterling Financial Corporation and Subsidiaries
                                                       For the years ended December 31,
(Dollars in thousands)                                   1998        1997         1996
Cash Flows from Operating Activities
Net Income...........................................$  11,601    $ 10,401    $    9,811
Adjustments to reconcile net income to net cash
  provided by/(used in) operating activities:
   Depreciation......................................    2,113       1,948         1,625
   Accretion & amortization of investment securities.      395         266           356
   Provision for possible loan losses................      896       1,129           580
   Provision for deferred income taxes...............      579         638           824
   (Gain) on sale of property and equipment..........       (2)       (456)           (2)
   (Gain) on sales of investment securities..........     none        (208)         (158)
   (Gain) on sale of mortgage loans..................     (642)       (319)         (262)
   Proceeds from sales of mortgage loans.............   89,517      41,188        33,480
   Originations of mortgage loans held for sale......  (94,088)    (40,645)      (33,272)
   Change in operating assets and liabilities:
    (Increase) decrease in accrued interest receivable
     and prepaid expenses............................     (586)       (981)          517
    (Increase) in other assets.......................  (10,339)     (4,148)       (6,583)
     Increase in accrued interest payable
      and accrued expenses...........................      489         822          (350)
     Increase (decrease) in other liabilities........    1,394         711           836
                                                     ---------   ---------     ---------
Net cash provided by/(used in) operating activities..    1,327      10,346         7,402
Cash Flows from Investing Activities
Proceeds from interest bearing deposits
  in other banks.....................................      361         968         1,023
Purchase of interest bearing deposits in other banks.     (903)       (339)       (1,643)
Proceeds from sales of investment securities
 available-for-sale..................................     none         214           670
Proceeds from maturities or calls of investment
 securities held-to-maturity.... ....................   29,354      30,541        37,508
Proceeds from maturities or calls of investment
 securities available-for-sale.......................   19,637      10,007         8,948
Purchases of investment securities held-to-maturity..   (8,614)    (22,185)       (9,791)
Purchases of investment securities available-for-sale  (73,735)    (49,678)      (19,310)
Federal funds sold, net..............................    1,300      (4,000)      (14,800)
Net loans and leases made to customers...............  (23,580)    (39,004)      (48,080)
Purchases of premises and equipment..................   (2,382)     (2,562)       (7,880)
Proceeds from sale of premises and equipment.........       14       1,790            49
                                                     ---------   ---------     ---------
Net cash provided by/(used in) investing activities..  (58,548)    (74,248)      (53,306)
Cash Flows from Financing Activities
Net increase in demand deposits, NOW and
  savings accounts...................................   42,003      18,429        12,013
Net increase in time deposits........................   20,719      53,195        24,918
Net increrase (decrease) in interest bearing demand
 notes issued to the U.S. Treasury...................   (1,442)        259           507
Proceeds from borrowings.............................   19,080      25,652        58,474
Repayments of borrowings.............................  (17,289)    (23,774)      (49,563)
Proceeds from issuance of common stock...............       61        none           239
Cash dividends paid..................................   (5,356)     (5,075)       (4,508)
Cash paid in lieu of fractional shares...............      (40)       none           (24)
Acquisition of treasury stock........................   (2,492)     (3,302)         (547)
Proceeds from issuance of treasury stock.............    1,774       1,471           320
                                                     ---------   ---------     ---------
Net cash provided by/(used in) financing activities..   57,018      66,855        41,829
                                                     ---------   ---------     ---------
Increase (decrease) in cash and due from banks.......     (203)      2,953        (4,075)
Cash and due from banks:
Beginning............................................   34,292      31,339        35,414
                                                     ---------   ---------     ---------
Ending...............................................$  34,089   $  34,292     $  31,339
                                                     =========   =========     =========
Supplemental Disclosure of Cash Flow Information:
Cash payments for:
  Interest paid to depositors and on borrowed money..$  27,626   $  24,702    $  22,637
  Income taxes.......................................    3,151       2,600        2,230
Supplemental Schedule of Noncash Investing and
  Financing Activities:
Other real estate acquired in settlement of loans....$     353   $     630    $     119
See accompanying notes to financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sterling Financial Corporation and Subsidiaries
(All dollar amounts presented in the tables are in thousands, except per share data)

Note 1 - Formation of Sterling Financial Corporation

     As a result of a plan of reorganization, The First National Bank of Lancaster County, now by name change, Bank of Lancaster County, N.A., became the wholly owned subsidiary of Sterling Financial Corporation, a new bank holding company, at the close of business June 30, 1987. Each outstanding share of the bank's common stock, par value $10.00, was converted into 2 shares of common stock, par value $5.00, of the parent company. The authorized capital of the parent company is 35,000,000 shares of common stock.

Note 2 - Summary of Significant Accounting Policies

     Business - Sterling Financial Corporation, through its subsidiaries, Bank of Lancaster County, N.A., and its subsidiary, Town & Country, Inc., and T & C Leasing, Inc., provides a full range of banking services to individual and corporate customers. The principal market area is Lancaster County, Pennsylvania. Sterling Financial Corpoation and the Bank of Lancaster County, N.A. are subject to competition from other financial institutions. Both are subject to regulations of certain federal agencies and, accordingly, they are periodically examined by those regulatory authorities.

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

     Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Sterling Financial Corporation and its wholly owned subsidiaries, Bank of Lancaster County, N.A. and its subsidiary Town & Country, Inc., T & C Leasing, Inc. and Sterling Mortgage Services, Inc., which is presently inactive. All significant intercompany transactions have been eliminated in the consolidation.

     Investment Securities - Investment securities include both debt securities and equity securities. Sterling adopted Statement of Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" as of January 1, 1994. SFAS 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. These investments are to be classified in one of three categories and accounted for as follows:

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

     Other Real Estate Owned - Other real estate owned is carried at the lower of cost or an amount not in excess of estimated fair value.
Costs to maintain the assets and subsequent gains and losses on sales are included in other income or other expense.

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

     Presentation of Cash Flows - For purposes of reporting cash flows, cash and due from banks includes cash on hand and amounts due from banks, including cash items in process of clearing.

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

     In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 - "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement amends and extends to all servicing assets and liabilities the accounting standards for mortgage servicing rights now in FASB Statement No. 65, "Accounting for Certain Mortgage Banking Activities", and supercedes FASB Statement No. 122, "Accounting for Mortgage Servicing Rights". This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. The application of this standard did not have a material effect on earnings. The FASB also subsequently issued FASB No. 127 that delayed until January 1, 1998, the effective date of certain provisions of FASB 125. Transactions subject to the later effective date include securities lending, repurchase agreements, dollar-rolls and similar secured financing arrangements. Application of the new rules did not have a material impact on Sterling's consolidated financial statements.

     Mortgage Loans Held for Sale - Mortgage loans held for sale are recorded at the lesser of current secondary market value or the actual book value of loans.

     Comprehensive Income - In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 - "Reporting Comprehensive Income". SFAS No. 130 establishes standards to provide prominent disclosure of comprehensive income items. Statement No. 130 was effective for fiscal years beginning after December 15, 1997. This statement requires the corporation to set forth additional disclosures in the financial statements. The adoption of this statement had no effect on the corporation's consolidated financial position or results of operations.

Note 3 - Restrictions on Cash and Due From Banks

     The bank is required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank, against their deposit liabilities. The average amount of these reserve balances for the years ended December 31, 1998 and 1997 were approximately $4,052,000 and $3,389,000. Balances maintained at the Federal Reserve Bank are included in cash and due from banks.

Note 4 - Investment Securities

     Securities pledged to secure government and other public deposits, trust deposits, short-term borrowings, and other balances as required or permitted by law were carried at $56,894,078 in 1998 and $49,320,182 in 1997.

     The amortized cost and fair values of investment securities held-to-maturity are as follows:

                                                    December 31, 1998
                                                      Gross       Gross
                                        Amortized   Unrealized  Unrealized    Fair
                                           Cost       Gains       Losses      Value
  U.S. Treasury securities............$     2,508  $       20  $    none  $    2,528
  Obligations of other U.S. Government
    agencies and Corporations.........      2,208          30       none       2,238
  Obligations of states and political
    subdivisions......................     44,465       1,642          4      46,103
  Mortgage-backed securities..........      1,219          64       none       1,283
  Other bonds, notes and debentures...     10,808         129       none      10,937
                                       ----------   ---------   --------    --------
  Subtotal............................     61,208       1,885          4      63,089
  Nonmarketable equity securities.....      3,201        none       none       3,201
                                       ----------   ---------   --------    --------
  Total...............................$    64,409  $    1,885  $       4   $  66,290
                                       ==========   =========   ========    ========

                                                   December 31, 1997
                                                     Gross       Gross
                                        Amortized   Unrealized  Unrealized    Fair
                                          Cost        Gains       Losses      Value
  U.S. Treasury securities............$     6,537 $      16   $        3  $   6,550
  Obligations of other U.S. Government
    agencies and Corporations.........      9,696        26           10      9,712
  Obligations of states and political
    subdivisions......................     45,816     1,129           14     46,931
  Mortgage-backed securities..........      1,575        84            1      1,658
  Other bonds, notes and debentures...     18,574        95           12     18,657
                                       ----------  --------   ----------  ---------
  Subtotal............................     82,198     1,350           40     83,508
  Nonmarketable equity securities.....      2,957      none         none      2,957
                                       ----------  --------   ----------  ---------
  Total...............................$    85,155 $   1,350   $       40  $  86,465
                                      =========== =========   ==========  =========

     Included in nonmarketable equity securities is Federal Reserve stock, Federal Home Loan Bank of Pittsburgh stock and Atlantic Central Bankers Bank stock.

     The amortized cost and fair values of held-to-maturity debt securities at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                  December 31, 1998
                                                  Amortized     Fair
                                                    Cost        Value
        Due in one year or less................$      9,803  $     9,885
        Due after one year through five years..      19,958       20,425
        Due after five years through ten years.      22,943       23,989
        Due after ten years....................       7,285        7,507
                                                -----------  -----------
                                                     59,989       61,806
        Mortgage-backed securities.............       1,219        1,283
                                                -----------  -----------
                                                $    61,208  $    63,089

                                            ===========  ===========
         The amortized cost and fair values of investment securities available-for-sale are as follows:

                                                   December 31, 1998
                                                       Gross      Gross
                                        Amortized   Unrealized   Unrealized   Fair
                                          Cost         Gains      Losses      Value
  U.S. Treasury securities..............$ 29,265     $   666      $    1   $ 29,930
  Obligations of other U.S. Government
   agencies and Corporations............  37,713         613          41     38,285
  Obligations of states and political
   subdivisions.........................  36,938       1,074          26     37,986
  Mortgage-backed securities............     461        none        none        461
  Other bonds, notes and debentures.....  66,215       1,119          22     67,312
                                        --------     -------      ------   --------
  Subtotal.............................. 170,592       3,472          90    173,974
  Equity securities and corporate
    stock...............................     174       3,730        none      3,904
                                        --------     -------      ------   --------
  Total.................................$170,766     $ 7,202      $   90   $177,878
                                        ========     =======      ======   ========


                                                   December 31, 1997
                                                     Gross       Gross
                                        Amortized   Unrealized  Unrealized    Fair
                                          Cost        Gains       Losses      Value
  U.S. Treasury securities............$    24,435 $      211 $       21  $   24,625
  Obligations of other U.S. Government
    agencies and Corporations.........     26,821        208         21      27,008
  Obligations of states and political
    subdivisions......................     21,840        750         19      22,571
  Mortgage-backed securities..........        832       none          3         829
  Other bonds, notes and debentures...     42,955        281         58      43,178
                                       ----------   --------   --------    --------
  Subtotal............................    116,883      1,450        122     118,211
  Equity securities and corporate
    stock.............................        174      3,089       none       3,263
                                       ----------  ---------   --------    --------
  Total...............................$   117,057 $    4,539  $     122   $ 121,474
                                      ===========  =========   ========    ========


     The amortized cost and fair values of available-for-sale debt securities at December 31, 1998 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                   December 31, 1998
                                                  Amortized     Fair
                                                    Cost        Value

        Due in one year or less...................$ 24,019    $ 24,199
        Due after one year through five years..... 108,479     110,855
        Due after five years through ten years....  26,098      26,799
        Due after ten years.......................  11,535      11,660
                                                  --------    --------
                                                   170,131     173,513
        Mortgage-backed securities................     461         461
                                                  --------    --------
                                                  $170,592    $173,974
                                                  ========    ========



   Proceeds from sales of investment securities available-for-sale during 1997 were $214,000. Gains of $208,457 in 1997 were realized on these sales. There were no sales of investments securities in 1998.

Note 5 - Loans

  Loans outstanding at December 31, are as follows:
                                                                 1998          1997
  Commercial, financial and agricultural..................$    290,619  $    271,605
  Real estate - construction..............................       6,053         6,045
  Real estate - mortgage..................................      48,381        49,438
  Consumer................................................     131,939       132,778
  Lease financing receivables (net of unearned income)....      57,327        52,207
                                                           -----------   -----------
  Total loans, gross......................................$    534,319  $    512,073
                                                           ===========   ===========

     Loans on a non-accrual status amounted to $812,000 at December 31, 1998, compared to $1,314,000 at December 31, 1997. If interest income had been recorded on all such loans for the years indicated, such interest income would have increased by approximately $85,667 and $152,755 for 1998 and 1997.

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

     The average amount of impaired loans for the fourth quarter of 1998 was $2,961,327 compared to $3,586,053 for the fourth quarter 1997, while the average for the year 1998 was $3,125,142 compared to $2,203,003 for 1997.

     The following table presents information concerning impaired loans at December 31, 1998 and 1997:

                                                           1998     1997
     Gross impaired loans which have allowances..........$ 2,805   $3,419
        Less: Related allowances for loan losses.........   (140)    (410)
                                                         -------   ------
     Net impaired loans..................................$ 2,665   $3,009
                                                         =======   ======

Note 6 - Allowance for Loan Losses

  Changes in the Allowance for Loan Losses were as follows:

                                                          1998      1997      1996
Balance at January 1..................................$   7,730  $  7,800  $  7,780
Recoveries credited to allowance......................      261       303       143
Provisions for loan losses charged to income..........      896     1,129       580
                                                      ---------  --------  --------
Total.................................................    8,887     9,232     8,503
Losses charged to allowance...........................    1,269     1,502       703
                                                      ---------  --------  --------
Balance at December 31................................$   7,618  $  7,730  $  7,800
                                                      =========  ========  ========

Ratio of Allowance to loans, net of unearned income
  at end of year.....................................     1.43%     1.51%     1.65%

Note 7 - Premises and Equipment

  Premises and equipment at December 31, 1998 and 1997 is summarized as follows:

                                                            1998         1997
       Land...........................................$    3,539   $    3,539
       Buildings......................................    16,586       15,977
       Buildings under capitalized lease..............       104          104
       Leasehold improvements.........................       830          796
       Equipment, furniture and fixtures..............    13,953       12,604
                                                      ----------   ----------
                                                          35,012       33,020
       Less: Accumulated depreciation................    (12,817)     (11,082)
                                                      ----------   ----------
                                                      $   22,195   $   21,938
                                                      ==========   ==========

  Depreciation expense amounted to $2,113,379 in 1998, $1,947,904 in 1997 and $1,625,184 in 1996.

Note 8 - Other Assets

     Included in other assets for 1998 and 1997 is $37,171,117 and $30,650,237 respectively which represents operating leases generated by Town & Country, Inc. and T & C Leasing, Inc. The income generated from the leases for 1998 and 1997 amounted to $3,473,966 and $3,050,664 and is reflected in other operating income.

     The following schedule provides an analysis of Town & Country's and T & C Leasing's investment in property on operating leases and property held for lease by major classes as of December 31, 1998 and 1997:

                                                        1998         1997
                   Construction equipment...........$    1,985   $       932
                   Transportation equipment.........    20,032        17,108
                   Automobiles......................    21,051        18,855
                   Manufacturing equipment..........     1,063         1,044
                   Trucks...........................    21,007        17,889
                   Other............................     8,166         5,107
                                                    ----------   -----------
                   Total............................    73,304        60,935
                   Less: Accumulated depreciation...   (36,133)      (30,285)
                                                    ----------   -----------
                                                    $   37,171   $    30,650
                                                    ==========   ===========

     The following is a schedule by years of minimum future rentals on noncancelable operating leases as of December 31, 1998:

                   Year ending December 31:
                   1999...............................$ 16,688
                   2000...............................   3,280
                   2001................................  1,460
                   2002................................    739
                   2003................................    611
                   Later years ........................    661
                                                       -------
                   Total minimum future rentals.......$ 23,439
                                                       =======

     Also included in other assets is mortgage servicing rights activity. The activity for the year ended December 31, 1998 and 1997 is as follows:
                                                   1998       1997
           Balance beginning of year.............$   892     $   442
           Capitalized mortgage servicing rights.    840         563
           Amortization..........................   (350)       (113)
                                                 -------     -------
           Balance at end of year................$ 1,382         892
           Valuation allowance ..................    (41)       none
                                                 -------     -------
                                                 $ 1,341     $   892
                                                 =======     =======

     The corporation adopted, effective January 1, 1996, Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights", an ammendment of FASB Statement No. 65. In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The statement amends and extends to all servicing assets and liabilities the accounting standards for mortgage servicing rights now in FASB Statement No. 65, "Accounting for Certain Mortgage Banking Activities", and supercedes SFAS No. 122. This Statement requires that servicing assets and liabilities be subsequently measured by (a) amortization in proporation to and over the period of estimated net servicing income or loss and (b) assessment for asset impairment or increased obligation based on their fair values. A valuation allowance will be recorded if the unamortized mortgage servicing rights exceed their fair value. Mortgage servicing rights are a result of originated mortgages. There have been no mortgage servicing rights purchased.

     The bank's mortgage servicing portfolio totaled $221 million as of December 31, 1998 compared to $175 million at December 31, 1997.

Note 9 - Time Certificates of Deposit

     At December 31, 1998, scheduled maturities of certificates of deposit are as follows:
                                Years ended December 31,
            1999     2000     2001     2002     2003    Thereafter    Total

  Amount $233,300 $ 59,518 $ 16,748 $  7,802 $    311   $   none     $ 317,679
          =======  =======  =======  =======  =======    =========    ========
     At December 31, 1998 and 1997, time certificates of deposit of $100,000 or more aggregated $31,758,924 and $36,164,467.

Note 10 - Short-Term Borrowings and Other Liabilities for Borrowed Money

     The bank maintains lines of credit with various correspondent banks to use as sources of short-term funds. Federal funds purchased, borrowings from the Federal Reserve Bank and interest-bearing demand notes issued to the U.S. Treasury would be considered short-term borrowings. There were no federal funds purchased or borrowings from the Federal Reserve Bank at December 31, 1998 or 1997. Interest-bearing demand notes issued to U.S. Treasury were $1,558,000 and $3,000,000 for 1998 and 1997. In addition, the bank maintains a line of credit with the Federal Home Loan Bank of Pittsburgh. Based on the amount of the Federal Home Loan Bank stock owned by the bank, the maximum borrowing capacity at December 31, 1998 was $17,300,000. There were no advances from the Federal Home Loan Bank considered as short-term borrowings at December 31, 1998 or 1997.

     The average balance outstanding for any category of short-term borrowings during the periods reported was less than 30% of stockholders' equity at the end of each period reported.

  The following represents other liabilities for borrowed money at December 31:

                                                                  1998      1997
   Notes payable-Town & Country, Inc.(subsidiary of bank)
     borrowings from various lenders for leasing operations.....$32,115   $30,313
   Federal Home Loan Bank advances..............................  1,988     1,999
                                                                -------   -------
   Total........................................................$34,103   $32,312
                                                                =======   =======

  Liabilities in connection with Town & Country, Inc. leasing operations are payable to various lenders at various terms. The estimated current portion of this debt is $17,044,517 at December 31, 1998. The borrowings from the Federal Home Loan Bank of Pittsburgh, which total $1,987,894, consist of three advances. An advance in 1993 in the amount of $950,000 carries an interest rate of 5.39% per year and matures September 13, 2000. In 1995 an advance was obtained in the amount of $668,700, at a rate of 6.41% per year and matures September 28, 2001. In 1996, $400,000 was advanced at the rate of 3% per year and matures March 7, 2011. The balance on this obligation at December 31, 1998 was $369,194.


Note 11 - Pension and Employee Stock Bonus Plan

     The Bank of Lancaster County, N.A. and its subsidiary, Town & Country, Inc. maintains a qualified non-contributory pension plan for their employees. The plan specifies fixed benefits to provide a monthly pension benefit at age 65 for life equal to one and one-half percent of each participant's final average salary (highest five consecutive years' base compensation preceding retirement) for each year of credited service. Salary in excess of $160,000, effective in the year
1997, is disregarded in determining a participant's retirement benefit pursuant to IRS regulations. All employees with 1 year of service who work at least 1,000 hours per year and who are at least age 21 are eligible to participate. A participant becomes 100% vested upon completion of 5 years with a vesting credit.


    The following represents the components of net periodic benefit cost for 1998, 1997 and 1996:

                                                    1998       1997       1996

   Service cost....................................$  639     $  583     $  614
   Interest cost...................................   672        608        567
   Actual return on assets.........................  (918)    (2,208)    (1,049)
   Amortization of unrecognized net
      transition (asset) or obligation.............   (69)       (69)       (69)
   Amortization of unrecognized prior service cost.    (9)        (9)        (9)
   Amortization of unrecognized net (gain) or loss.  none       none         40
   Asset gain or (loss) deferred ..................   (44)     1,429        406
                                                   ------     ------     ------
   Net periodic benefit cost.......................$  271     $  334     $  500
                                                   ======     ======     ======

    The following table sets forth the plan's change in benefit obligation, change in plan assets and funded status at December 31, 1998, 1997 and 1996:

                                                               Pension Benefits
Change in Benefit Obligation:                               1998     1997     1996
Benefit obligation at beginning of year..................$  9,670  $ 8,451  $ 8,143
Service cost.............................................     639      583      614
Interest cost ...........................................     672      608      567
Actuarial (gain) or loss.................................     205      286     (601)
Benefits paid............................................    (322)    (258)    (272)
                                                          -------  -------  -------
Benefit obligation at end of year........................  10,864    9,670    8,451
                                                          -------  -------  -------
Change in Plan Assets:
Fair value of plan assets at beginning of year...........  10,554    8,265     6,728
Actual return on plan assets.............................     918    2,208     1,049
Employer contribution ...................................    none      339       760
Benefits paid ...........................................    (322)    (258)     (272)
                                                          -------  -------   -------
Fair value of plan assets at end of year ................  11,150   10,554     8,265
                                                          -------  -------   -------

Funded status ...........................................     286      884      (186)
Unrecognized net (gain) or loss .........................    (445)    (694)      449
Unrecognized net transition (asset) or obligation .......     (69)    (138)     (207)
Unrecognized prior service cost .........................    (102)    (111)     (120)
                                                          -------  -------   -------
Prepaid (accrued) benefit cost .......................... $  (330) $   (59)  $   (64)
                                                          =======  =======   =======

     The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation for 1998, 1997 and 1996 are as follows:

Weighted-Average Assumptions as of December 31:        1998    1997    1996
Discount rate........................................   6.5%    7.0%   7.25%
Expected return on plan assets.......................   9.0%    9.0%   9.00%
Rate of compensation increase........................   4.0%    4.5%   5.25%

     The Bank of Lancaster County maintained during 1998, an Employee Stock Plan which was approved by the shareholders in 1982. All employees of the bank who have attained the age of 18, have completed 1 year of service and worked at least 1,000 hours per year are eligible to participate in the plan.
Outside directors are not eligible to participate in the plan.
Employees of Town & Country, Inc., a wholly-owned subsidiary of the bank participate only in the salary deferral feature of the plan.

     The plan has 2 components, a salary deferral feature and a performance feature. Under the salary deferral feature of the plan, a participant may make voluntary contributions to the plan each year of between 2% and 10% of compensation. The bank will make a matching contribution equal to 25% of each participant's voluntary contributions, up to the first 6%. Under the performance incentive feature of the plan, the bank contributes to the plan each year an amount determined by the Board of Directors on the basis of the achievement by the bank of certain performance objectives. Contributions made by the bank to the plan pursuant to the performance incentive feature are allocated to participants in the same proportion that each participant's compensation bears to the aggregate compensation of all participants.

     During 1997, the plan was amended to allow participants to defer their contributions to 5 different investment alternatives. Previously, all contributions to the plan were invested in Sterling Financial Corporation stock. The matching contributions and the performance incentive feature continue to be invested in Sterling Financial Corporation stock.
The number of shares owned by the Employees Stock
Plan at December 31, 1998 and December 31, 1997 was 559,688 and 553,944 with an approximate market value of $23,227,000 and $16,486,000.

      Bank contributions to the plan vest in each participant's account at the rate of 20% for each year of service. Normally, benefits may be paid from the plan on retirement, termination, disability or death. Participants in the plan may withdraw their own contributions earlier under several restricted conditions of hardship with approval of the Plan Committee. The plan provides that each participant may vote the shares in his or her account through the Plan Trustee at any shareholder meeting. The Bank of Lancaster County Trust
Department serves as Trustee for the plan. All dividends received on Sterling Financial Corporationstock are reinvested in additional share of Sterling Financial Corporation stock.
The amount of dividends received during 1998 and 1997 amounted to $454,268 and $423,093.

     The contribution to the performance incentive portion of the plan was $273,000, $245,000 and $235,000 for 1998, 1997 and 1996. The contribution to the salary deferral portion of the plan was $120,318 in 1998, $100,682 in 1997 and $75,619 in 1996.

     Effective January 1, 1993, Sterling adopted Statement of Financial Accounting Standards No. 106 - "Employers' Accounting for Postretirement Benefits Other Than Pensions". Under SFAS No. 106, the cost of postretirement benefits other than pensions must be recognized on an accrual basis as employees perform services to earn the benefits.
This is a significant change from the previous generally accepted practice of accounting for these benefits which was on a cash basis. The accumulated postretirement benefit obligation at the date of adoption, the "transition obligation", could have been recognized in operations as the cumulative effect of an accounting change in the period of adoption, which would have resulted in an actuarially determined pre-tax charge to earnings of $1,026,457, or its recognition could be delayed by amortizing the obligation over future periods as a component of the postretirement benefit cost. Sterling adopted SFAS No. 106 by recognizing the transition on a delayed basis. The transition obligation in the amount of $1,026,457 is being amortized on a straight-line basis over a 20 year period which is the average remaining service period of active plan participants.

     The cost for postretirement benefits other than pensions consisted of the following components at December 31, 1998, 1997 and 1996:

                                                      1998   1997   1996
   Service cost...................................... $ 70   $ 77   $ 96
   Interest cost.....................................   84     86    100
   Amortization of unrecognized net
      transition (asset) or obligation...............   51     51     51
   Amortization of unrecognized prior service cost...  (19)   (19)  none
   Amortization of unrecognized net (gain) or loss...  (16)    (4)  none
                                                      ----   ----   ----
   Net periodic benefit cost......................... $170   $191   $247
                                                      ====   ====   ====

     Sterling's postretirement benefits other than pensions are currently not funded. The status of the plans at December 31, 1998, 1997 and 1996 is as follows:

                                                 Postretirement Benefits
      Change in Benefit Obligation:               1998     1997    1996
      Benefit obligation at beginning of year... $1,219   $1,210  $1,182
      Service cost .............................     70       77      96
      Interest cost ............................     84       86     100
      Actuarial (gain) or loss .................   (158)    (124)   (138)
      Benefits paid ............................    (35)     (30)    (30)
                                                  -----    -----   -----
      Benefit obligation at end of year ........ $1,180   $1,219  $1,210
                                                  -----    -----   -----
      Change in Plan Assets:
      Fair value of plan assets at beginning of
        year ...................................      0        0       0
      Actual return on plan assets .............      0        0       0
      Employer contribution ....................     35       30      30
      Benefits paid ............................    (35)     (30)    (30)
                                                  -----    -----   -----
      Fair value of plan assets at end of year..      0        0       0
                                                  -----    -----   -----

      Funded Status ............................ (1,180)  (1,219) (1,210)
      Unrecognized net(gain) or loss ...........   (457)    (315)   (195)
      Unrecognized net transition (asset) or
        obligation .............................    719      770     821
      Unrecognized prior service cost...........   (213)    (232)   (251)
                                                  -----    -----   -----
      Prepaid (accrued) benefit cost............$(1,131)  $ (996) $ (835)
                                                  =====    =====   =====

      Weighted-Average Assumptions as of
      December 31:
      Discount rate                               6.50%    7.00%   7.25%



     The health care cost trend rate assumption has a significant effect on the amounts reported. The following table reflects the effect of a 1-percentage-point increase and a 1-percentage-point decrease in the healthcare cost trend rates:

                                                          1-Percentage-     1-Percentage-
                                                          Point Increase    Point Decrease
 Effect on total of service and interest cost components.... $   36            $   29
 Effect on postretirement benefit obligation ...............    215               170

     The Board of Directors of the bank adopted a Retirement Restoration Plan during 1996 for any officer whose compensation exceeded $160,000. The plan was designed to "restore" the level of benefits which is lost to these employees under the organization's qualified retirement plans because of Internal Revenue Code restrictions.

     The plan is designed to mirror the provisions set forth in the qualified retirement plans available to all Bank of Lancaster County employees, which are the defined benefit pension plan and the employee stock or 401(k) plan. The plan allows for the calculation of benefits on the officer's salary in excess of $160,000. The effective date of the plan was May 1, 1996.

     The net periodic pension cost for the Retirement Restoration Plan for 1998, 1997 and 1996 included the following:
                                                      1998      1997    1996

      Service cost.................................  $  13     $  13   $   8
      Interest cost................................     15        15       8
      Amortization of unrecognized prior service
        cost ......................................     20        20      14
                                                     -----     -----   -----
      Net periodic benefit cost....................  $  48     $  48   $  30
                                                     =====     =====   =====

     The following table sets forth the change in benefit obligation, change in plan assets and funded status for the Retirement Restoration Plan at December 31, 1998, 1997 and 1996.
                                                   Retirement Restoration Plan
                                                      1998      1997    1996
       Change in Benefit Obligation:
       Benefit obligation at beginning of year....   $ 216     $ 205    $ 180
       Service cost ..............................      13        13        8
       Interest cost .............................      15        15        8
       Actuarial (gain) or loss ..................       0       (17)       9
       Benefits paid .............................       0         0        0
                                                      ----      ----     ----
       Benefit obligation at end of year .........   $ 244     $ 216    $ 205
                                                      ----      ----     ----
       Change in Plan Assets:
       Fair value of plan assets at beginning of
         year ....................................   $   0     $   0    $   0
       Actual return on plan assets ..............       0         0        0
       Benefits paid .............................       0         0        0
                                                      ----      ----     ----
       Fair value of plan assets at end of year ..   $   0     $   0    $   0
                                                      ----      ----     ----

       Fund Status ...............................    (244)     (216)    (205)
       Unrecognized net (gain) or loss ...........      (8)       (8)       9
       Unrecognized prior service cost ...........     126       146      166
                                                      ----      ----     ----
       Prepaid (accrued) benefit cost ............   $(126)    $ (78)   $ (30)
                                                      ====      ====     ====

       Weighted-Average Assumptions as of
       December 31:
       Discount rate .............................    6.50%   7.00%    7.25%
       Expected return on plan assets ............    9.00%   9.00%    9.00%
       Rate of compensation increase .............    4.00%   4.50%    5.25%


Note 12 - Advertising

       The corporation expenses advertising costs as incurred. The expenses for 1998, 1997 and 1996 were $518,789, $569,484 and $552,451.

Note 13 - Stock Options

     On November 19, 1996, the Board of Directors of the corporation adopted the Sterling Financial Corporation 1996 Stock Incentive Plan which was approved by the shareholders of this corporation at the 1997 Annual Meeting of Shareholders. The stated purpose of the Stock Incentive Plan is to advance the development, growth and financial condition of the corporation. The Stock Incentive Plan provides an opportunity for employees to purchase shares of the corporation's common stock at a grant price established by market conditions on the date of the grant. The shares of common stock that may be issued under the Stock Incentive Plan shall not exceed in the aggregate 525,000 shares of common stock.

     The Stock Incentive Plan is administered by a disinterested committee of the corporation's Board of Directors. Incentive awards can be made in the form of incentive stock options, nonqualified stock options, stock appreciation rights or restricted stock as the disinterested committee deems appropriate.

     Sterling has elected to follow Accounting Principles Board Opinion No. 25, "Acccounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. Accordingly, no compensation cost has been recognized. Had compensation cost been determined on the basis for fair value pursuant to FASB Statement No. 123, net income and earnings per share would have been reduced as follows:

                                                   1998      1997      1996
                                                   ----      ----      ----
Net Income:
    As reported ................................ $11,601    $10,401   $9,811
    Proforma ...................................  10,858     10,090    9,594

Earnings Per Share - Basic
    As reported ................................ $  1.80    $  1.60   $ 1.50
    Proforma ...................................    1.68       1.54     1.47

Earnings Per Share - Diluted
    As reported ................................ $  1.79    $  1.60   $ 1.50
    Proforma ...................................    1.68       1.54     1.47

    Proforma disclosure of net income recognized compensation expense are not likely to be representative of the effects on net income for future years.

    The following is a summary of the status of the Plan

                                       1998                 1997               1996
                                          Weighted             Weighted           Weighted
                                           Average              Average            Average
                                          Exercised            Exercised         Exercised
                                  Shares    Price        Shares  Price       Shares Price
Outstanding at January 1....     71,505     25.59        34,492 $23.14          0   $ ----
 Granted ......                  53,675     42.25        38,588  27.68     34,492    23.14
 Exercised ....                  (4,024)    23.22             0    ---          0     ----
 Forfeited ....                 (14,090)    26.10        (1,575) 23.14          0     ----
Outstanding at December 31 .    107,066     33.96        71,505  25.59     34,492    23.14
Options Exercisable
 at December 31.............     25,269     24.89        10,973  23.14          0     ----

Weighted Average Fair Value
 of Options granted during
 the year...................               $13.85                $8.05               $6.30

    The fair value of each option granted is estimated on the grant date using the Black-Scholes model. The following assumptions were made in estimating the fair value.

                          Assumption               1998      1997        1996
                          ----------               ----      ----        ----
      Dividend Yield ..........................    2.01%     2.53%       2.91%
      Risk-Free Interest Rate .................    4.58%     5.78%       6.39%
      Expected Life ...........................  10 years  10 years    10 years
      Expected Volatility .....................  26.645%   12.103%     10.617%


Note 14 - Operating Leases

     The bank leases certain banking facilities under operating leases which expire on various dates to 2022. Renewal options are available on these leases. Minimum future rental payments as of December 31, 1998 are as follows:
                                                     Operating
                                                       Leases
                       1999.........................$    576
                       2000.........................     473
                       2001.........................     420
                       2002.........................     335
                       2003.........................     280
                       Later years..................   1,663
                                                     -------
                       Total minimum future rental
                         payments...................$  3,747
                                                     =======

     Total rent expense charged to operations amounted to $600,098 in 1998, $587,126 in 1997 and $562,547 in 1996.

Note 15- Applicable Income Taxes

     The effective income tax rates for financial reporting purposes are less than the Federal statutory rate of 34% for 1998, 1997 and 1996 for reasons shown as follows:

                                            For the years ended December 31,
                                        Statutory          Statutory         Statutory
                                    1998   Rate      1997      Rate    1996     Rate
 Federal income tax expense
   at statutory rate.............$ 5,183   34.0%   $ 4,723    34.0%  $ 4,406   34.0%
 Reduction resulting from:
 Non-taxable interest income..... (1,643) (10.8%)   (1,213)   (8.7%)  (1,153)  (8.9%)
 Other, net......................     35     .2%      (112)    (.9%)    (186)  (1.4%)
                                 -------  ------   -------   ------  -------  ------
 Applicable Federal income taxes.$ 3,575   23.4%   $ 3,398    24.4%  $ 3,067   23.7%
 State income taxes..............     68     .5%        93      .7%       80     .6%
                                 -------  ------   -------   ------  -------  ------
 Applicable income taxes.........$ 3,643   23.9%   $ 3,491    25.1%  $ 3,147   24.3%
                                 =======  ======   =======   ======  =======  ======
 Taxes currently payable.........$ 3,064           $ 2,853           $ 2,323
 Deferred income taxes...........    579               638               824
                                 -------           -------           -------
 Applicable income taxes.........$ 3,643            $3,491           $ 3,147
                                 =======           =======           =======

     The Corporation had net deferred tax credits of $7,135,000, $5,639,000 and $4,326,000 at December 31, 1998, 1997 and 1996. The tax effect of temporary differences that gave rise to significant portions of the deferred tax liabilities at December 31, 1998 and 1997, are as follows:

                                                               December 31,
                                                            1998          1997
                                                                                                       ----          ----
           Deferred tax assets:
             Allowance for loan losses.....................$ 2,590       $ 2,628
             Deferred loan fees and costs..................     43            29
             Postretirement benefits other than pensions...    385           339
             Foreclosed assets.............................      7             7
             Pension.......................................    194            49
             Other.........................................    107            79
                                                           -------       -------
               Total deferred tax assets...................$ 3,326       $ 3,131
                                                           =======       =======
           Deferred tax liabilities:

             Leasing....................................... (7,413)       (6,930)
             Depreciation..................................   (257)         (271)
             Unrealized gains on investments............... (2,418)       (1,501)
             Other.........................................   (373)          (68)
                                                           -------       -------
               Total deferred tax liabilities.............$(10,461)      $(8,770)
                                                           =======       =======
               Net deferred tax liability.................$ (7,135)      $(5,639)
                                                           =======       =======

     Amounts for the current year are based upon estimates and assumptions as of the date of this report and could vary from amounts shown on the tax return when filed. Accordingly, amounts previously reported for 1997 may change as a result of adjustments to conform to tax returns filed.

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

     Deposit Liabilities - The fair value of demand deposits, savings accounts and certain money market deposits is the present value of such deposits at short term inteest rates. The fair value of fixed-maturity certificates of deposits is estimated using the rates currently offered for deposits of similar remaining maturities.

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

The estimated fair values of the corporation's financial instruments are as follows:

                                                 1998                   1997
                                         ---------------------  -------------------
                                          Carrying     Fair      Carrying    Fair
                                           Amount      Value      Amount    Value
                                         ---------   ---------  ---------  --------
      Financial Assets:
       Cash and short-term investments...$ 34,646   $  34,646   $ 34,307  $  34,307
       Investment securities
          held-to-maturity...............  64,409      66,290     85,155     86,465
       Investment securities
          available-for-sale............. 177,878     177,878    121,474    121,474

       Loans............................. 482,997                460,658
        Less: Allowance for loan losses..  (6,984)                (7,131)
                                         --------   ---------   --------   --------
      Net loans..........................$476,013   $ 481,177   $453,527  $ 454,042

      Financial Liabilities:
        Deposits.........................$781,383   $ 714,879   $718,661  $ 680,629
        U.S. Treasury demand notes.......   1,558       1,558      3,000      3,000
        Other borrowings.................  34,103      34,243     32,312     32,183

      Unrecognized financial instruments:*
        Interest rate swaps:
         In a net receivable position....$   none   $    none   $   none  $    none
         In a net payable position.......   (none)      (none)     (none)     (none)
        Commitments to extend credit.....     (69)        (69)       (50)       (50)
        Standby letters of credit........     (72)        (72)       (50)       (50)
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

     A summary of the more significant commitments as of December 31, 1998 and 1997 are as follows:

       Financial instruments whose contract amounts
         represent credit risk:
                                                           1998         1997
           Standby letters of credit ....................$  6,688    $   3,932
           Commitments to extend credit..................$131,451    $ 103,357

     Standby letters of credit are obligations to make payments under certain conditions to meet contingencies related to customers' contractual agreements and are subject to the same risk, credit review and approval process as loans.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.
Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. Excluded from these amounts are commitments to extend credit in the form of check credit or related plans.

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

                                                       Fixed Rate Commitments

                                                           1998     1997
            Carrying value at December 31,..............$      0 $      0
            Commitment available not yet exercised......$ 41,978   24,992
            Commitment revalued at existing rates with
              estimated activity........................$ 41,953   24,992


Note 18 - Related Party Transactions

     Certain directors and officers of Sterling Financial Corporation and its subsidiaries, their immediate families and companies in which they are principal owners (more than 10%), were indebted to the bank during 1998 and 1997. All loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, in the opinion of the management of the bank, do not involve more than a normal risk of collectibility or present other unfavorable features. Total loans to these persons at December 31, 1998 and 1997 amounted to $8,498,187 and $3,039,888.  During 1998, $6,622,194
of new loans were made and repayments totaled $1,163,895.

Note 19 - Dividend and Loan Restrictions

     Dividends are paid by Sterling Financial Corporation from its assets which are provided in part by dividends from Bank of Lancaster County, N.A. However, certain restrictions exist regarding the ability of the bank to transfer funds to Sterling Financial Corporation in the form of dividends. The approval of the Comptroller of the Currency shall be required if the total of all dividends declared by the bank in any calendar year shall exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. Under these restrictions, the bank can declare dividends in 1999 without approval of the Comptroller of the Currency of approximately $6,446,000 plus an additional amount equal to the bank's net profits for 1999 up to the date of any such dividend declaration.

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

     Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding which were 6,456,896, 6,511,742, 6,545,925 for 1998, 1997 and 1996, after giving retroactive effect to a 5% stock dividend paid in June 1998. Diluted earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding plus all dilutive potential common shares outstanding during the period which were 6,478,290, 6,514,984 and 6,546,002 at 1998, 1997 and 1996, after giving retroactive effect to a 5% stock dividend paid in June 1998.


     The following data show the amounts used in computing earnings per share and the effect of income and the weighted average number of shares of dilutive potential common stock.
                                                  1998       1997       1996

  Net Income................................... $ 11,601    $10,401    $ 9,811
                                                --------    -------    -------
  Income available to common stockholders
   used in basic and diluted earnings per share.$ 11,601    $10,401    $ 9,811
                                                ========    =======    =======

  Weighted average number of common shares used
   in basic earnings per share.................6,456,896  6,511,742  6,545,925

  Effect of dilutive securities
   Stock Options................................. 21,394      3,242         77
                                               ---------  ---------  ---------
  Weighted number of common shares and dilutive
   potential common stock used in diluted
   earnings per share......................... 6,478,290  6,514,984  6,546,002
                                               =========  =========  =========
Note 21 - Segment Information

     In 1998, the corporation adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 requires disclosure of segment information on the basis used internally by management to evaluate segment performance.

     The corporation's segments are commercial and retail banking, leasing, mortgage banking, and trust and investment services. The accounting policies of each segment are the same as described in Note 2. Intersegment income (expense) is based upon commercial and retail bank funding of the leasing and mortgage banking segments and of trust funding of the commercial and retail bank segment.

     The commercial and retail bank segment consist of all the general banking of the corporation. Leasing includes the vehicle and equipment leasing of Town and Country, Inc. and T & C Leasing, Inc. Mortgage banking includes the origination sales and servicing of mortgages.
The trust and investment services segment is the trust department of the Bank of Lancaster County, N.A.

                    Commercial                        Trust and
                    and Retail             Mortgage   Investment Consolidated
                      Banking    Leasing   Banking     Services     Total
Interest Income......$ 50,591   $  5,463   $ 4,012    $    ---    $ 60,066
Interest Expense.....  25,071      1,736        25       1,093      27,925
Intersegment Income
 (Expense)...........   5,465     (3,795)   (2,875)      1,205         ---
Other Income.........   6,504      3,888     1,829       1,966      14,187
Operating Expenses...  26,266      2,769       602       1,447      31,084
Profit before tax....  11,223      1,051     2,339         631      15,244
Assets............... 766,216    100,114    52,934     530,931     919,264
Expenditures for long-
 lived assets........   2,021        320         8          43       2,392
Depreciation and
 amortization........   1,870        181        22          40       2,113
Income taxes.........   2,213        420       795         215       3,643

     Not included in the above information under the leasing segment are expenditures for long-lived assets consisting of operating leases of $21,629,000 and depreciation of $12,452,000.

     The following is a reconcilement of total assets as reported on the accompanying financial statements.

           Assets

        Reportable segments......................$1,450,195

        Less: Trust assets not included
          on consolidated financial statements...   530,931
                                                 ----------
        Total assets.............................$  919,264
                                                 ==========

Note 22 - Merger and Acquisition Activity

     On February 10, 1999, the corporation entered into an agreement to acquire Northeast Bancorp, Inc., the parent company of First National Bank of North East, based in Maryland. Northeast Bancorp is an $82 million bank holding company for First National Bank of North East, with 4 branches located in Cecil County, Maryland.

     Under the terms of the agreement, Northeast Bancorp shareholders will receive 2 shares of Sterling Financial Corporation common stock for each share of Northeast Bancorp's common stock in a tax-free exchange.
The purchase, which is subject to regulatory approval, will give Sterling Financial its first banking presence outside of Pennsylvania. The transaction is expected to be completed in mid 1999 and the acquisition is expected to be accounted for as a pooling of interests. First National Bank of North East will continue to operate as a separate bank after the acquisition.

Note 23 - Sterling Financial Corporation (Parent Company Only) Financial Information

                               Condensed Balance Sheets
                                                                 As of December 31,
                                                                  1998        1997
  Assets
    Cash.......................................................$  1,901    $  1,760
    Securities available-for-sale..............................     237         216
    Investment in subsidiaries at equity.......................  80,033      72,980
    Other assets...............................................      70          68
                                                               --------     -------
  Total Assets.................................................$ 82,241    $ 75,024
                                                               ========    ========
  Liabilities
    Other liabilities..........................................$    928     $ 1,037

  Stockholders' Equity
    Common Stock...............................................$ 32,355    $ 31,185
    Capital Surplus............................................  24,783      16,321
    Retained Earnings..........................................  20,666      25,828
    Accumulated other comprehensive income.....................   4,694       2,916
    Less: Treasury Stock at cost...............................  (1,185)     (2,263)
                                                               --------    --------
  Total Stockholders' Equity...................................$ 81,313    $ 73,987
                                                               --------    --------
  Total Liabilities and Stockholders' Equity...................$ 82,241    $ 75,024
                                                               ========    ========



                               Condensed Statements of Income

                                                  Years Ended December 31,
                                               1998         1997         1996
Income
   Dividends from subsidiaries...............$  7,948    $ 7,876       $ 4,847
   Dividends on investment securities........       6          4             3
   Other income..............................       4          1             1
   Investment securities gains...............    none          4          none
                                             --------    -------       -------
     Total Income............................   7,958      7,885         4,851
                                             --------    -------       -------
 Expenses
   Other expense.............................     215        210           155
                                             --------    -------       -------
     Total Expenses..........................     215        210           155
                                             --------    -------       -------
 Income before income taxes and equity
   in undistributed net income
   of subsidiaries...........................   7,743      7,675         4,696
 Income taxes (credits)......................     (70)       (68)          (51)
                                             --------    -------       -------
                                                7,813      7,743         4,747
 Equity in undistributed income of
   subsidiaries..............................   3,788      2,658         5,064
                                             --------    -------       -------
 Net Income..................................$ 11,601    $10,401       $ 9,811
                                             ========    =======       =======


                       Statements of Cash Flows
                                                        Years Ended December 31,

                                                       1998       1997       1996
  Cash flows from operating activities
  Net income........................................$ 11,601   $ 10,401   $  9,811
  Adjustments to reconcile net income to net cash
    provided by/(used in) operating activities:
  Undistributed (earnings) loss of subsidiaries.....  (3,788)    (2,658)    (5,064)
  (Gain) on sales of investment securities..........    none         (4)      none
  Changes in operating assets and liabilities:
    (Increase) decrease in other assets.............      (2)       (17)       796
    (Decrease) increase in other liabilities........    (117)      (165)       164
                                                    --------   --------   --------
  Net cash provided by/(used in)
    operating activities............................   7,694      7,557      5,707
                                                    --------   --------   --------
  Cash flows from investing activities
   Proceeds from sales of investment securities
    avaiable-for sale...............................    none          9       none
   Purchase of investment securities
    available-for-sale..............................    none         (9)       (83)
   Payments for investment in subsidiary ...........  (1,500)      none       none
                                                    --------   --------   --------
  Net cash provided by/(used in) investing
    activities......................................  (1,500)      none        (83)
                                                    --------   --------   --------
  Cash flows from financing activities
   Proceeds from issuance of common stock...........      61       none        239
   Cash dividends paid..............................  (5,356)    (5,075)    (4,508)
   Cash dividends paid in lieu of
    fractional shares...............................     (40)      none        (24)
   Acquisition of treasury stock....................  (2,492)    (3,302)      (547)
   Proceeds from issuance of treasury stock.........   1,774      1,471        320
                                                    --------   --------   --------
  Net cash provided by/(used in) financing
    activities......................................  (6,053)    (6,906)    (4,520)
                                                    --------   --------   --------
  Increase (decrease) in cash.......................     141        651      1,104

  Cash
    Beginning.......................................   1,760      1,109          5
                                                    --------   --------   --------
    Ending.........................................$   1,901   $  1,760   $  1,109
                                                   =========   ========   ========


         Summary of Quarterly Financial Data (Unaudited)
         Sterling Financial Corporation and Subsidiaries

     The following is a summary of the quarterly results of operations for the years ended December 31, 1998 and 1997. Net income per share of common stock has been restated to retroactively reflect a 5% stock dividend paid in
June 1998.
                                                    1998
                                                Quarter Ended
                                    March       June    September      December
                                     31          30         30            31
Interest income................. $ 14,722     $15,116     $15,201      $15,027
Interest expense................    6,824       7,023       7,197        6,881
                                 --------     -------     -------      -------
Net interest income.............    7,898       8,093       8,004        8,146
Provision for loan losses.......      360         346         175           15
                                 --------     -------     -------      -------
Net interest income after
  provision for loan losses.....    7,538       7,747       7,829        8,131
Other income....................    3,303       4,414       3,424        3,046
Other expenses..................    7,110       7,831       7,548        7,699
                                 --------     -------     -------      -------
Income before income taxes......    3,731       4,330       3,705        3,478
Applicable income taxes.........      906       1,106         867          764
                                 --------     -------     -------      -------
Net income.......................$  2,825     $ 3,224     $ 2,838      $ 2,714
                                 ========     =======     =======      =======

Net income per share (basic).....$    .44     $   .50     $   .44      $   .42
Net income per share (diluted)...$    .43     $   .50     $   .44      $   .42


                                                    1997
                                                Quarter Ended
                                    March       June    September      December
                                     31          30         30            31
Interest income................ .$ 13,396     $ 13,950   $ 14,434     $ 14,719
Interest expense................    5,735        6,173      6,574        6,844
                                 --------     --------   --------     --------
Net interest income.............    7,661        7,777      7,860        7,875
Provision for loan losses.......      198          453        335          143
                                 --------     --------   --------     --------
Net interest income after
  provision for loan losses.....    7,463        7,324      7,525        7,732
Other income....................    2,739        3,284      2,949        2,958
Other expenses..................    6,763        7,121      6,932        7,266
                                 --------     --------   --------     --------
Income before income taxes......    3,439        3,487      3,542        3,424
Applicable income taxes.........      851          910        893          837
                                 --------     --------   --------     --------

Net income...................... $  2,588     $  2,577   $  2,649     $  2,587
                                 ========     ========   ========     ========
Net income per share
 (basic and diluted)............ $    .40     $    .39   $    .41     $    .40


Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None

                             PART III

Item 10 - Directors and Executive Officers of the Registrant

     Incorporated by reference is the information appearing under the headings "Information about Nominees and Continuing Directors" and
"Executive Officers" in the 1999 Annual Meeting Proxy Statement.

Item 11 - Executive Compensation

     Incorporated by reference is the information under the headings "Compensation of Directors" and "Executive Compensation" in the 1999 Annual Meeting Proxy Statement.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

    Incorporated by reference is the information appearing under the headings "Principal Holders" and "Beneficial Ownership of Executive Officers, Directors and Nominees" in the 1999 Annual Meeting Proxy Statement.

Item 13 - Certain Relationships and Related Transactions

     Incorporated by reference is the information appearing under the heading "Transactions with Directors and Executive Officers" in the 1999 Annual Meeting Proxy Statement and under "Notes to Consolidated Financial Statements -
Note 18 - Related Party Transactions" on page 56 in this Form 10-K.

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

           10d The Sterling Financial Corporation Dividend Reinvestment and Stock Purchase Plan.
                (Incorporated by reference to the corporation's Registration Statement No. 33-55131 on Form S-3, filed with the Securities and Exchange Commission on August 18, 1994, and ammended by the registrant's Rule 424 (b) prospectus filed with the Commission on December 23, 1998.)

           10e Letter Agreement between Sterling Financial Corporation and Howard E. Groff, Sr., dated June 30, 1994. (Incorporated by reference to Exhibit 10b on Form 10-Q, filed with the Securities and Exchange Commission, on November 14, 1994.)

           10f The Corporation's 1997 Directors Stock Compensation Plan and Policy. (Incorporated by reference to Exhibit 4.3 to the Corporation's Registration Statement No. 33-28101 on Form S-8, filed with the Securities and Exchange Commission on May 10, 1997.)

           11 Statement re: Computations of Earnings Per Share (included herein at Item 8 at Notes to Consolidated Financial Statements, Note 20.)

           21   Subsidiaries of the Registrant

           23   Consent of Auditors

           27   Financial Data Schedule


   (b) Reports on Form 8-K

            There were no reports on Form 8-K filed during the three months ended December 31, 1998.

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


             Signature                         Title             Date
                                  Chairman of the Board,
   /s/ John E. Stefan             President and Chief        February 23, 1999
  (John E. Stefan)                Executive Officer; Director


   /s/ J. Roger Moyer, Jr.        Executive Vice President,   February 23, 1999
  (J. Roger Moyer, Jr.)           Assistant Secretary, Director


   /s/ Jere L. Obetz              Executive Vice President/Treasurer,
  (Jere L. Obetz)                 Chief Financial Officer     February 23, 1999


   /s/ Ronald L. Bowman           Vice President/Secretary,   February 23, 1999
  (Ronald L. Bowman)              Principal Accounting Officer


   /s/ Richard H. Albright, Jr.   Director                    February 23, 1999
  (Richard H. Albright, Jr.)


                                  Director                    February 23, 1999
  (Robert H. Caldwell)


   /s/ Howard E. Groff, Jr.       Director                    February 23, 1999
  (Howard E. Groff, Jr.)


   /s/ Joan R. Henderson          Director                    February 23, 1999
  (Joan R. Henderson)


   /s/ J. Robert Hess             Director                    February 23, 1999
  (J. Robert Hess)


   /s/ Calvin G. High             Director                    February 23, 1999
  (Calvin G. High)


   /s/ David E. Hosler            Director                    February 23, 1999
  (David E. Hosler)


   /s/ E. Glenn Nauman            Director                    February 23, 1999
  (E. Glenn Nauman)


   /s/ W/ Garth Sprecher          Director                    February 23, 1999
  (W. Garth Sprecher)


   /s/ Glenn R. Walz              Vice Chairman of the Board, February 23, 1999
  (Glenn R. Walz)                 Director




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



 T & C Leasing, Inc.                                Pennsylvania
 1097 Commercial Avenue
 East Petersburg, PA 17520

                   Trout, Ebersole & Groff, LLP
                   Certified Public Accountants
                         1705 Oregon Pike
                  Lancaster, Pennsylvania  17061

                            Exhibit 23
       Consent of Independent Certified Public Accountants


     We hereby consent to the incorporation by reference in Registration Statement No. 33-55131 on Form S-3 filed August 19, 1994 of our opinion dated January 21, 1999, except for Note 22 as to which the date is February 10, 1999, on the consolidated financial statements of Sterling Financial Corporation for the year ended December 31, 1998 as set forth in this form 10-K.


                                           /s/ Trout, Ebersole & Groff, LLP

                                           Trout, Ebersole & Groff, LLP
                                           Certified Public Accountants


Lancaster, Pennsylvania
March 11, 1999


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

10d  The Sterling Financial Corporation Dividend Reinvestment and
     Stock Purchase Plan (Incorporated by reference to the corporation's Statement No. 33-55131 on Form S-3, filed with the Securities and Exchange Commission on August 18, 1994 and ammended by the registrant's Rule 424 (b) prospectus filed with the Commission on December 23, 1998.)

10e  Letter Agreement between Sterling Financial Corporation and
     Howard E. Groff, Sr., dated June 30, 1994. (Incorporated by reference to Exhibit 10b on Form 10-Q, filed with the Securities and Exchange Commission, on November 14, 1994.)

10f  The Corporation's 1997 Directors Stock Compensation Plan and
     Policy. (Incorporated by reference to Exhibit 4.3 to the Corporation's Registration Statement No. 33-28101 on Form S-8, filed with the Securities and Exchange Commission on May 10, 1997.)

11 Statement re: Computations of Earnings Per Share (included herein at Item 8 at Notes to Consolidated Financial
     Statements, Note 2.)

21   List of Subsidiaries                                             54

23   Consent of Auditors                                              55

27   Financial Data Schedule