Form 10-Q
period 1999-03-31
STERLING FINANCIAL CORP /PA/
filed 1999-05-14
CIK 811671

FORM 10-Q

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549
(Mark One)
    X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1999

                               OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from           to

Commission file number 0-16276


                     STERLING FINANCIAL CORPORATION
       (Exact name of registrant as specified in its charter)

           Pennsylvania                              23-2449551
(State or other jurisdiction of incorporation      (I.R.S.Employer
         or organization)                         Identification No.)
   101 North Pointe Boulevard
     Lancaster, Pennsylvania                            17601-4133
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

Common Stock, $5.00 Par Value-6,447,209 shares outstanding as of April 30,
1999.
           Sterling Financial Corporation and Subsidiaries

                                Index

PART I - FINANCIAL INFORMATION                                   Page

Item 1 - Financial Statements


         Consolidated Balance Sheets
         as of March 31, 1999 (Unaudited), December 31, 1998,
         and March 31, 1998 (Unaudited).                               3


         Consolidated Statements of Income
         for the Three Months ended March 31, 1999
         and 1998 (Unaudited).                                         4


         Consolidated Statements of Cash Flows
         for the Three Months ended
         March 31, 1999 and 1998 (Unaudited).                          5


         Notes to Consolidated Financial
         Statements (Unaudited).                                       6



Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          10

Item 3 - Quantitative and Qualitative Disclosure about Market Risk    21


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                            23

Item 6 - Exhibits and Reports on Form 8-K                             23

Signature Page                                                        24

Subsidiaries of the Registrant                                        25


                    Part I - Financial Information
           Sterling Financial Corporation and Subsidiaries
                     Consolidated Balance Sheets

                                             March 31,   December 31,  March 31,
                                               1999         1998        1998
ASSETS                                      (Unaudited)               (Unaudited)
Cash and due from banks...................$  30,290,261 $ 34,089,083 $ 35,918,835
Interest-bearing deposits in other banks..      569,867      556,603       23,005
Federal funds sold........................   22,900,000   26,850,000   33,690,000
Mortgage loans held for sale..............    2,148,000    6,005,300      836,100
Investment Securities::
 Securities held to maturity (market value-
 $61,677,913; $66,289,939; $81,282,542)...   60,048,604   64,408,384   79,986,406
 Securities available for sale............  185,285,782  177,878,334  130,989,907
Loans.....................................  535,597,130  534,319,804  520,680,500
 Less: Unearned Income....................      (74,509)    (110,276)    (323,666)
       Allowance for loan losses..........   (7,692,631)  (7,618,457)  (7,918,187)
Loans, Net................................  527,829,990  526,591,071  512,438,647
Premises and Equipment....................   21,953,672   22,195,492   21,666,747
Other real estate owned...................       63,600      180,385      553,479
Accrued interest receivable and
 prepaid expenses.........................   14,176,087   12,828,717   12,788,623
Other assets..............................   52,638,850   47,680,991   40,866,621
TOTAL ASSETS..............................$ 917,904,713 $919,264,360 $869,758,370
                                           ============  ============ ===========

LIABILITIES
Deposits:
 Non-interest bearing.....................$  92,216,917 $ 90,712,714 $ 85,302,676
 Interest-bearing.........................  691,980,510  690,670,003  655,732,215
TOTAL DEPOSITS............................  784,197,427  781,382,717  741,034,891
Interest-bearing demand notes issued to
 U.S. Treasury............................    2,364,184    1,557,696    2,275,706
Other liabilities for borrowed money......   29,417,399   34,103,331   30,889,011
Accrued interest payable and accrued
 expenses.................................   11,636,405   11,233,564   11,200,819
Other liabilities.........................    8,370,645    9,674,322    8,423,843
TOTAL LIABILITIES.........................  835,986,060  837,951,630  793,824,270
STOCKHOLDERS' EQUITY
Common Stock - (Par Value: $5.00)
  No. Shares authorized: 35,000,000;35,000,000;
   35,000,000
  No. Shares issued: 6,471,057; 6,471,057;
   6,237,009
  No. Shares outstanding: 6,447,136; 6,440,171;
   6,149,716...............................  32,355,285   32,355,285   31,185,045
Capital Surplus............................  24,812,377   24,782,649   16,454,590
Retained Earnings..........................  22,301,374   20,665,282   27,359,482
Net unrealized gain on securities available
 for sale..................................   3,370,624    4,694,300    3,363,433
Less: Treasury Stock (23,921; 30,886; 87,293)-
 at cost...................................    (921,007)  (1,184,786)  (2,428,450)
TOTAL STOCKHOLDERS' EQUITY.................  81,918,653   81,312,730   75,934,100
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY$ 917,904,713 $919,264,360 $869,758,370
                                           ============  ===========  ===========

See accompanying notes to financial statements

[CAPTION]


                    Part 1 - Financial Information
           Sterling Financial Corporation and Subsidiaries
            Consolidated Statements of Income (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                              1999          1998
INTEREST INCOME
  Interest and fees on loans............................$  11,278,783 $ 11,421,051
  Interest on deposits in other banks...................        7,128          541
  Interest on federal funds sold........................      222,854      295,025
  Interest and dividends on investment securities:
     Taxable............................................    2,408,597    2,146,634
     Tax-exempt.........................................      929,054      798,489
     Dividends on stock.................................       65,720       60,375
TOTAL INTEREST INCOME...................................   14,912,136   14,722,115
INTEREST EXPENSE
  Interest on time certificates of deposit of
     $100,000 or more...................................      405,825      541,607
  Interest on all other deposits........................    5,683,993    5,760,619
  Interest on demand notes issued to the U.S. Treasury..       27,718       24,439
  Interest on federal funds purchased...................         none         none
  Interest on other borrowed money......................      483,131      496,910
TOTAL INTEREST EXPENSE..................................    6,600,667    6,823,575
NET INTEREST INCOME.....................................    8,311,469    7,898,540
  Provision for loan losses.............................      137,500      360,000
NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES..........................................    8,173,969    7,538,540
OTHER OPERATING INCOME
   Income from fiduciary activities.....................      563,446      477,385
   Service charges on deposit accounts..................      713,340      700,136
   Other service charges, commissions and fees..........      440,145      424,058
   Mortgage banking income..............................      569,561      646,728
   Other operating income...............................    1,179,878    1,054,257
   Gains/(Losses) on securities transactions............      200,148         none
TOTAL OTHER OPERATING INCOME............................    3,666,518    3,302,564
 OTHER OPERATING EXPENSES
   Salaries and employee benefits.......................    4,661,329    4,274,651
   Net occupancy expense................................      523,951      536,820
   Furniture and equipment expense......................      735,651      648,714
   FDIC insurance assessment............................       22,603       21,052
   Other operating expenses.............................    1,923,179    1,629,069
  TOTAL OTHER OPERATING EXPENSES........................    7,866,713    7,110,306
   Income before income taxes...........................    3,973,774    3,730,798
   Applicable income taxes..............................      919,311      905,676
NET INCOME..............................................$   3,054,463 $  2,825,122
                                                         ============  ===========
Earnings per common share:
 Net Income (basic).....................................$         .47 $        .44
 Net Income (diluted)...................................$         .47 $        .43
 Cash dividends declared per common share...............$         .22 $        .20

                  Consolidated Statements of Comprehensive Income (Unaudited)

NET INCOME..............................................$   3,054,463 $  2,825,122
 Other comprehensive income, net of tax:
 Unrealized gains (losses) on securities available-
  for-sale arising during the period....................   (1,191,578)     447,715
 Reclassification adjustment for gains (losses) included
  in net income.........................................     (132,098)        none
 Other comprehensive income.............................   (1,323,676)     447,715
COMPREHENSIVE INCOME....................................$   1,730,787    3,272,837
                                                         ============   ==========

See accompanying notes to financial statements


                    Part I - Financial Information

           Sterling Financial Corporation and Subsidiaries
          Consolidated Statements of Cash Flows (Unaudited)
                                                            Three Months Ended
                                                                  March 31,
                                                              1999         1998
Cash Flows from Operating Activities
 Net Income..............................................$  3,054,463 $  2,825,122
 Adjustments to reconcile net income to net cash
  provided by/(used in)operating activities:
   Depreciation..........................................     554,366      505,331
   Accretion and amortization of investment securities...     148,320       72,848
   Provision for possible loan and lease losses..........     137,500      360,000
   (Gain) on disposition of property and equipment.......      (2,420)         (75)
   (Gain) on sales of investment securities..............    (200,148)        none
   (Gain) on sale of mortgage loans......................    (193,204)    (184,494)
   Proceeds from sales of mortgage loans.................  28,773,053   26,275,721
   Origination of mortgage loans held for sale........... (24,722,549) (26,135,827)
   Change in operating assets and liabilities:
    (Increase) decrease in accrued interest receivable
     and prepaid expenses................................  (1,347,370)    (545,416)
    (Increase) decrease in other assets..................  (4,841,074)  (3,898,107)
    Increase (decrease) in accrued interest payable
     and accrued expenses................................     402,841      805,449
    Increase (decrease) in other liabilities.............    (621,783)   1,060,335
     Net cash provided by/(used in) operating activities.   1,141,995    1,140,887
Cash Flows from Investing Activities
 Proceeds from interest-bearing deposits in other banks..      28,952       28,929
 Purchase of interest-bearing deposits in other banks....     (42,216)     (37,369)
 Proceeds from sales of investment securities available-
  for-sale...............................................     200,542         none
 Proceeds from maturities of investment securities.......  11,553,578   13,801,823
 Purchase of investment securities....................... (16,755,530) (17,542,849)
 Federal funds sold, net.................................   3,950,000   (5,540,000)
 Net loans and leases made to customers..................  (1,376,419)  (8,891,202)
 Purchases of premises and equipment.....................    (316,666)    (234,452)
 Proceeds from sale of premises and equipment............       6,540           75
     Net cash provided by/(used in) investing activities.  (2,751,219) (18,415,045)
Cash Flows from Financing Activities
 Net increase (decrease) in demand deposits, NOW
  and savings accounts...................................  (1,760,597)   9,344,942
 Net increase (decrease) in time deposits................   4,575,307   13,029,334
 Net increase (decrease) in interest-bearing demand
  notes issued to U.S. Treasury..........................     806,488     (724,294)
 Proceeds from borrowings................................        none    3,320,555
 Repayments of borrowings................................  (4,685,932)  (4,743,776)
Cash dividends ..........................................  (1,418,370)  (1,293,391)
Acquisition of treasury stock............................        none     (614,190)
Proceeds from issuance of treasury stock.................     293,506      581,851
    Net cash provided by/(used in) financing activities..  (2,189,598)  18,901,031
  Increase (decrease) in cash and due from banks.........  (3,798,822)   1,626,873
Cash and due from banks::
 Beginning...............................................  34,089,083   34,291,962
 Ending..................................................$ 30,290,261 $ 35,918,835
                                                          ===========  ===========
Supplemental Disclosure of Cash Flow Information:

Cash payments for:
  Interest paid to depositors and on borrowed money......$  6,602,496  $ 6,429,684
  Income taxes...........................................        none         none

Supplemental Schedule of Noncash Investing and Financing Activities
Other Real Estate acquired in settlement of loans........        none      239,824



See accompanying notes to financial statements

                   Part I - Financial Information

Sterling Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements of Sterling Financial Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

     The consolidated financial statements of Sterling Financial Corporation include the accounts of its wholly owned subsidiaries, Bank of Lancaster County, N.A. and its wholly owned subsidiary, Town & Country, Inc., T & C Leasing, Inc. and Sterling Mortgage Services, Inc. Sterling Mortgage Services, Inc. is presently inactive. All significant intercompany transactions have been eliminated in the consolidation.

     In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 - "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement amends and extends to all servicing assets and liabilities the accounting standards for mortgage servicing rights now in Financial Accounting Standards Board Statement No. 65, "Accounting for Certain Mortgage Banking
Activities," and supersedes Financial Accounting Standards Board Statement
No. 122, "Accounting for Mortgage Servicing Rights."  Statement of
Financial Accounting Standards No. 125 establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on the consistent application of the financial-components approach. This approach requires the recognition of financial assets and servicing assets that are controlled by the reporting entity, the derecognition of financial assets when control is surrendered and the derecognition of liabilities when they are extinguished.
Specific criteria are established for determining when control has been surrendered in the transfer of financial assets.
Liabilities incurred and derivatives obtained by transferors in connection with the transfer of financial assets are measured at fair value, if practicable. Servicing assets and other retained interests in transferred assets are measured by allocating any prior carrying amount between the assets sold, if any, and the interest retained, if any, and the interest retained, if any, based on the relative fair values of the assets at the date of transfer.
Servicing assets retained are
then subject to amortization and assessment for impairment. As issued, this statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively.

     The Financial Accounting Standards Board became aware that the volume and variety of certain transactions and the related changes to information systems and accounting processes necessary to comply with the requirements of Statement of Financial Accounting Standards No. 125 would make it extremely difficult, if not impossible, for some affected companies to comply by January 1, 1997. As a result, in December 1966, the Financial
Accounting Standards Board issued Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain
Provisions of Financial Accounting Standards Board Statement No. 125" that deferred, for one year, the effective date of certain provisions, as well as accounting for transfer and servicing for repurchase agreements, dollar-roll, securities lending and similar transactions. Therefore, this statement was effective for such transfers of financial assets after December 31, 1997. Adoption of Statement of Financial Accounting Standards No. 127 did not have a material effect on the financial position or results of operations of Sterling Financial Corporation.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130 - "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Statement No. 130 requires that all items that are required to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.
Statement No. 130 was effective for fiscal years beginning after December 15, 1997. Sterling Financial Corporation adopted Statement of Financial Accounting Standards No. 130, effective March 31, 1998. The adoption of this statement requires Sterling Financial
Corporation to set forth additional disclosures in the financial statements.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 - "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The statement also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes Financial Accounting Standards Board
Statement No. 14 - "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. It amends Statement of Financial Accounting Standards No. 94 -"Consolidation of All Majority-Owned Subsidiaries," to remove the special disclosure requirements for previously unconsolidated subsidiaries. The statement was effective for fiscal years beginning after December 15, 1997. The adoption of this statement requires Sterling Financial
Corporation to set forth additional disclosures in the financial statements.

     In February 1998, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 132 - "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of Financial Accounting Standards Board Statements No.
87, 88 and 106." This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when Financial Accounting Standards Board Statements
No. 87, No. 88 and No. 106 were issued. The statement suggests combined formats for presentation of pension and other postretirement benefit disclosures. This statement was effective for fiscal years beginning after December 15, 1997. Restatement of disclosures for earlier periods provided for comparative purposes is required unless the information is not readily available, in which case the notes to the financial statements should include all available information and a description of the information not available. The adoption of this statement requires Sterling Financial Corporation to set forth additional disclosures in the financial statements.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as:

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

This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Sterling Financial Corporation has not completed the analysis required to estimate the impact of this statement.

     In October 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 134 - "Accounting for
Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage
Banking Enterprise". This statement is effective for the first fiscal quarter beginning after December 15, 1998. The adoption of this statement did not have an effect on the financial position or results of operations.

Note 2 - Earnings Per Share

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128 - "Earnings per Share." The statement was effective for periods ending after December 15, 1997. The statement is designed to simplify the computation of earnings per share and requires disclosure of "basic earnings per share" and if applicable, "diluted earnings per share." Basic earnings per share is simply the per share allocation of income available to common stockholders based only on the weighted average number of common shares actually outstanding during the period. Diluted earnings per share represents the per share allocation of income attributable to common stockholders based on the weighted average number of common shares actually outstanding plus all dilutive potential common shares outstanding during the period.

     Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding which were 6,446,891 and 6,467,070 for 1999 and 1998, after giving retroactive effect to a 5% stock dividend paid in June 1998. Diluted earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding plus all dilutive potential common shares outstanding during the period which were 6,461,304 and 6,483,483 for 1999 and 1998, after giving retroactive effect to a 5% stock dividend paid in June 1998.

Note 3 - Dividends Declared

     The cash dividend declared for the first quarter of 1999 amounted to $.22 per share while the cash dividend for the first quarter of 1998 amounted to $.20 per share. The dividend for 1998 has been retroactively restated to reflect the effect of the 5% stock dividend paid in June 1998.

Note 4 - Segment Information

     In 1998, Sterling Financial Corporation adopted Statement of Financial Accounting Standards No. 131 - "Disclosures about Segments of an Enterprise and Related Information". Statement of Financial Accounting Standards No. 131 requires disclosure of segment information on the basis used internally by management to evaluate segment performance.

     Sterling Financial Corporation's segments are commercial and retail banking, leasing, mortgage banking, and trust and investment services.
The accounting policies of each segment are the same as described in Note 2 of
the Form 10-K for the period ended December 31, 1998.   Intersegment
income or expense is based upon commercial and retail bank funding of the leasing and mortgage baking segments and of trust funding of the commercial and retail bank segment.

     The commercial and retail bank segment consists of all the general banking of Sterling Financial Corporation. Leasing includes the vehicle and equipment leasing of Town and Country, Inc. and T & C Leasing, Inc. Mortgage banking includes the origination sales and servicing of mortgages. The trust and investment services segment is the trust department of Bank of Lancaster County, N.A.

                Segment Information - March 31, 1999
                           (In thousands)
                   Commercial                        Trust and
                    and Retail             Mortgage   Investment Consolidated
                      Banking    Leasing   Banking     Services     Total
Interest Income......$ 12,476   $  1,456  $    980    $    ---    $ 14,912
Interest Expense.....   5,869        458       ---         274       6,601
Intersegment Income
 (Expense)...........   1,454       (983)     (804)        333         ---
Other Income.........   1,507      1,040       576         544       3,667
Operating Expenses...   6,709        773        90         432       8,004
Profit before tax....   2,859        282       662         171       3,974
Assets............... 759,168    104,270    54,467     528,632   1,446,537
Expeditures for long-
 lived assets........     308          7       ---           2         317
Depreciation and
 amortization........     487         51         5          11         554
Income taxes.........     523        113       225          58         919


     Not included in the above information under the leasing segment are expenditures for long-lived assets consisting of operating leases of $10,540,621 and depreciation of $3,381,397.

     The following is a reconcilement of total assets as reported on the accompanying financial statements.

     ASSETS (In thousands)
     Reportable segments...................................$ 1,446,537
      Less: Trust assets not included on
        consolidated financial statements...................   528,632
     Total assets..........................................$   917,905
                                                            ==========

Note 5 - Merger and Acquisition Activity

     On February 10, 1999, Sterling Financial Corporation entered into an agreement to acquire Northeast Bancorp, Inc., the parent company of The First National Bank of North East, based in Maryland. Northeast Bancorp is an $82 million bank holding company for The First National Bank of North East, with 4 branches located in Cecil County, Maryland.

     Under the terms of the agreement, Northeast Bancorp shareholders will receive 2 shares of Sterling Financial Corporation common stock for each share of Northeast Bancorp's common stock in a tax-free exchange.
The purchase, which is subject to regulatory approval, will give Sterling Financial Corporation its first banking presence outside of Pennsylvania.
The transaction is expected to be completed in mid 1999 and the acquisition is expected to be accounted for as a pooling of interests. The First National Bank of North East will continue to operate as a separate bank after the acquisition.


                   Part I - Financial Information

Sterling Financial Corporation and Subsidiaries

Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion provides management's analysis of the consolidated financial condition and results of operations of Sterling Financial Corporation and its subsidiaries, the Bank of Lancaster County, N.A. and its subsidiary, Town & Country, Inc., T & C Leasing, Inc. and Sterling Mortgage Services, Inc., which is presently inactive.

     In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainities that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in the section entitled
"Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect mnagement's analysis only as of the date hereof. Sterling Financial
Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents Sterling Financial Corporation files from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q and the Annual Report on Form 10-K Annual Report to be filed by Sterling Financial Corporation and any Current Reports on Form 8-K filed by Sterling Financial Corporation.

Financial Condition

     Total assets at March 31, 1999 amounted to $917,904,713 compared to $869,758,370 at March 31, 1998. This represents an increase of $48,146,343, or 5.5% over that period of time. Total assets at March 31, 1999 decreased $1,359,647 or .15% over the $919,264,360 reported at December 31, 1998.

     The investment securities portfolio reflects a 16.3% increase of $34,358,073 during the twelve month period March 31, 1998 to March 31, 1999. Sterling Financial Corporation accounts for securities under the Statement of Financial Accounting Standards No. 115, "Accounting for
Certain Investments in Debt and Equity Securities," which requires that these securities be classified into one of three categories: held-to-maturity, available-for-sale or trading. Specific accounting treatments apply to each of the three categories. Securities held-to-maturity will be reported at amortized cost, trading securities are reported at fair value with unrealized gains and losses included in earnings and available-for-sale will be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. Sterling Financial Corporation has segregated its investment securities into two categories:
those held-to-maturity and those available-for-sale. During the first three months of 1999, there was in increase in investment securities in the amount of $3,047,668 or 1.3% from the $242,286,718 reported at December 31, 1998. The amount of unrealized gains included in the available-for-sale category at December 31, 1998 was $7,112,576, while at March 31, 1999 and 1998 it was $5,107,006 and
$5,096,006.

     Net loans have grown from $512,438,647 at March 31, 1998 to $527,829,990 at March 31, 1999. This represents an increase of $15,391,343 or 3%. Net loans have grown from $526,591,071 to $527,829,990 during the three month period ended March 31, 1999. This represents an increase of .2% since December 31, 1998.

     Federal funds sold amounted to $22,900,000 at March 31, 1999 compared to $33,690,000 at March 31, 1998 and $26,850,000 at December 31, 1998.

     Premises and equipment increased $286,925 from $21,666,747 at March 31, 1998 to $21,953,672 at March 31, 1999. During the first three months of 1999, total premises and equipment decreased $241,820 from $22,195,492 at December 31, 1998. Depreciation expense during the first 3 months of 1999 was greater than the net acquisition of premises and equipment which resulted in the decrease in premises and equipment.

     Total deposits increased $43,162,536 or 5.8% from $741,034,891 at March 31, 1998 to $748,197,427 at March 31, 1999. During the first three months of 1999, total deposits increased $2,814,710 or .4% from the $781,382,717 reported at December 31, 1998. Noninterest bearing deposits increased $6,914,241 from $85,302,676 at March 31, 1998 to $92,216,917 at March 31, 1999. This
represents an increase of 8.1%. During the same period, interest bearing deposits increased $36,248,295 or 5.5%. Noninterest bearing deposits increased $1,504,203 during the first three months of 1999 while interest bearing deposits increased $1,310,507.

     Stockholders' equity increased $5,984,553 or 7.9% from the $75,934,100 reported at March 31, 1998 to $81,918,653 at March 31, 1999. There was an increase of $605,923 or .7% from the $81,312,730 reported at
December 31, 1998.  The major contributor to these increases was net
income from operations.    Regulatory authorities have decided to
exclude the net unrealized holding gains and losses on available-for-sale securities, which represents the accumulated other comprehensive income, from the definition of common stockholders' equity for regulatory capital purposes. The capital ratios reflect that exclusion. Total stockholders' equity to total assets at March 31, 1999 was 8.61% compared to 8.39% at March 31, 1998 and 8.40% at December 31, 1998.

     Federal regulatory authorities issued risk-based capital guidelines applicable to banks and bank holding companies in an effort to make regulatory capital more responsive to the risk exposure related to various categories of assets and off-balance sheet items. These guidelines require that banking organizations meet a minimum risk-based capital, define the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of capital requirements. The components of total capital are called
Tier 1 and Tier 2 Capital. Tier 1 capital is the shareholders' equity and Tier 2 capital is the allowance for loan losses. The risk-based capital ratios are computed by dividing the components of capital by risk-weighted assets. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet items. Regulatory authorities have decided to exclude the net unrealized holding gains and losses on available-for-sale securities from the definition of common stockholders' equity for regulatory capital purposes. However, national banks will continue to deduct unrealized losses on equity securities in their computation of Tier 1 capital. Therefore, national banks will continue to report the net unrealized holding gains and losses on available-for-sale securities in the reports of condition and income submitted to federal regulators as required by Statement of Financial Accounting Standards No. 115 and the financial reports prepared in accordance with generally accepted accounting principles, but will exclude these amounts from calculations of Tier 1 capital. In addition, national banks should use the amortized cost of available-for-sale debt securities (as opposed to fair value) to determine the average total assets as well as the risk-weighted assets used in the calculations of the leverage and risk-based capital ratios. The ratios below reflect the above definition of common stockholders' equity which included common stock, capital surplus and retained earnings, less net realized holding losses on available-for-sale equity securities with readily determinable fair values. The guidelines require Tier 1 capital of at least 4% and total capital of 8% of risk-weighted assets. The Tier 1 capital ratio was 9.93% and the total risk-based capital ratio was 10.93% at March 31, 1999 while the Tier 1 capital ratio was 9.78% and the total risk-based capital ratio was 10.88% at March 31, 1998.

    The following table reflects the various capital ratios for the periods indicated:

                        March 31, 1999   December 31, 1998    March 31, 1998

      "Statement"
    Equity Capital           8.61%             8.40%               8.39%
    Primary and
     Total Capital           9.37%             9.16%               9.22%

      "Risk-based"
    Tier 1 Capital           9.93%             9.73%               9.78%
    Total Capital           10.93%            10.94%              10.88%


     Changes in the Allowance for Loan Losses for the three months ended March 31, 1999 and 1998 were as follows:

                                              1999                    1998

    Balance at January 1                   $7,618,457              $7,730,000
    Provision for loan losses
     charged to operating expenses            137,500                 360,000
                                           ----------              ----------
                                            7,755,957               8,090,000
                                           ----------              ----------
    Losses charged to allowance               119,551                 234,856
    Recoveries credited to allowance           56,225                  63,043
                                           ----------              ----------
    Net charge-offs                            63,326                 171,813
                                           ----------              ----------
    Balance at March 31,                   $7,692,631              $7,918,187
                                           ==========              ==========

    Allowance as a percent of
     period-end loans                           1.44%                   1.52%


     The net charge-offs for the first three months of 1999 were within Sterling Financial Corporation's expectations and management believes that the allowance for loan losses is adequate. Management makes a determination no less frequently than quarterly as to the appropriate provision necessary to maintain an adequate allowance for potential loan losses.
The amount of provision made is based upon a variety of factors including a specific allocation by individual credits, loss experience for classified loans using migration analysis, loss experience for homogenous loan pools, levels and trends in delinquency, specific non-accruing and problem loans, evaluation of economic conditions and forecasts and other factors deemed appropriate by management.
While there can be no assurance that material amounts of additional loan loss provisions will not be required in the future, management believes that, based upon information presently available, the amount of the allowance for possible loan losses is adequate.

     The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans:

                                           March 31,  December 31,  March 31,
                                             1999        1998         1998
Nonaccrual loans                          $  755,693  $  811,802   $1,143,155
Accruing loans, past due 90 days or more  $  362,827  $  612,565   $1,295,519
Restructured loans                        $1,984,631  $1,992,953   $2,129,314

Non-performing loans to total loans             .58%        .64%         .88%
Allowance for loan losses to
 non-performing loans                         247.9%      222.9%       173.3%

     The general policy has been to cease accruing interest on loans when it is determined that a reasonable doubt exists as to the collectibility of additional interest. Interest income on these loans is only recognized to the extent payments are received. If interest income had been recorded on such loans for the periods indicated, such interest income would have been increased by approximately $17,825 and $25,923 at March 31, 1999 and 1998 respectively, and $85,667 at December 31, 1998. There was no interest income recorded on the nonaccrual loans in 1999 or 1998. Potential problem loans are loans which are included as performing loans, but for which possible credit problems of the borrower causes management to have doubts as to the ability of such borrower to comply with present repayment terms and which may eventually result in disclosure as a non-performing loan. At March 31,1999, there were no such loans that had to be disclosed as potential problem loans. The restructured loans are a series of loans to 1 borrower involving $1,984,631. There are no commitments to lend additional funds to this borrower in relation to the restructured loans.
A loan is categorized as restructured if the original interest rate on the loan, repayment terms or both are restructured due to a deterioration in the financial condition of the borrower. In the case of the above referenced loans, the Bank is secured by real estate. The loans are current and have performed in accordance with the contractual terms, both prior to and after the restructure. Accrual of interest on these loans continues.

     Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and
Disclosures", an amendment of Statement of Financial Accounting Standards
No. 114, was implemented at the beginning of 1995. The Bank has defined impaired loans as all loans on nonaccrual status and restructured, except those specifically excluded from the scope of Statement of Financial Accounting Standards No. 114, regardless of the credit grade assigned by loan review. All impaired loans were measured by utilizing the fair value of the collateral for each loan.
When the measure of an impaired loan is
less than the recorded investment in the loan, the Bank will compare the impairment to the existing allowance assigned to the loan.
If the impairment is greater than the existing allowance, the Bank will adjust the existing allowance to reflect the greater amount or take a corresponding charge to the provision for loan and lease losses. If the impairment is less than the existing allowance for a particular loan, no adjustment to the allowance or the provision for loan and lease losses will be made. There was no adjustment necessary for the impaired loans for the periods indicated.

     The average amount of impaired loans was $2,733,723 for the first quarter of 1999 and $3,286,510 for the first quarter of 1998, while the average for the year 1998 was $3,125,142.

     The following table presents information concerning impaired loans for the periods indicated:

                                              March 31, December 31, March 31,
                                                1999       1998        1998
Gross impaired loans which have allowances...$2,740,324 $2,804,755  $3,272,469
  Less: Related allowances for loan loss.....  (137,016)  (140,238)   (163,623)
                                             ---------- ----------  ----------
 Net impaired loans..........................$2,603,308 $2,664,517  $3,108,846

     At March 31, 1999, there were no concentrations exceeding 10% of total loans. A concentration is defined as amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly affected by changes in economic or other conditions.
There were no foreign loans outstanding at March 31, 1999.

    Liquidity is the ability to meet the requirements of customers for loans and deposit withdrawals in the most economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost. Liquidity from asset categories is provided through cash, noninterest-bearing and interest bearing deposits with banks, federal funds sold and marketable investment securities maturing within one year.
The loan portfolio also provides an
additional source of liquidity due to the Bank of Lancaster County, N.A. participating in the secondary mortgage market. The loan portfolio also provides significant liquidity by repayment of loans by maturity or scheduled amortization payments. On the liability side, liquidity is available through customer deposit growth and short term borrowings. Liquidity must constantly be monitored because future customer demands for funds are uncertain. The amount of liquidity needed is determined by the changes in levels of deposits and in the demand for loans. Management believes that the sources of funds mentioned provide sufficient liquidity.

YEAR 2000

     The following section contains forward-looking statements which involve risks and uncertainties. The actual impact on Sterling Financial
Corporation of the Year 2000 issue could materially differ from that which is anticipated in the forward-looking statements as a result of certain factors identified below.

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

Corporation's State of Readiness

     Sterling Financial Corporation is committed to ensuring that the daily operations suffer little or no impact from the century date change. Sterling Financial Corporation has applied due diligence throughout the Y2K process, following the guidelines contained in the series of Federal Financial Institutions.
Examination Council's Interagency Guidelines. These guidelines include the following five phases:

        awareness,
        assessment,
        renovation or remediation,
        testing or validation and
        implementation.

     Management has initiated an enterprise-wide program to prepare Sterling Financial Corporation's computer systems and applications for the Year 2000. Sterling Financial Corporation has developed a comprehensive inventory of all mainframe and PC based applications, third-party relationships, environmental (bank vaults, VCRs, security systems, etc.) and proprietary programs.

This assessment identified 225 systems or processes and 448 proprietary programs, which could be impacted by the century date change.

     The 448 proprietary programs consist of management reporting, interface programs, and bridge programs. As of March 31, 1999, Sterling Financial Corporation has remediated 324 or 72% of these programs.

     In January of 1997, Sterling Financial Corporation began converting its computer systems to be Year 2000 ready. As of March 31, 1999, approximately 78% of Sterling Financial Corporation's systems were ready, with all systems expected to be ready by June 1999.

        Vendor Type             Total #     # Y2K Ready     % Y2K Ready
     PC Based Applications        125           107              86%
     Mainframe Applications        48            46              96%
     Third-Party Relationships     27             2              81%
     Environmental                 25            24              96%
     Proprietary Programs         448           324              72%
     Total                        673           523              78%


     Sterling Financial Corporation has acquired its core mission-critical systems from a highly regarded third-party vendor. Thus, even though
Sterling Financial
Corporation does not have direct control over the renovation process, it is monitoring the progress of its third-party vendors to assess the status of their Y2K readiness efforts. However, because most computer systems are, by their very nature, independent, it is possible that noncompliant third-party computers could impact Sterling Financial Corporation's computer systems. Sterling Financial Corporation could be adversely affected by the Y2K problem if it or unrelated parties fail to successfully address the problem. Steps have been taken to communicate with the unrelated parties with whom it deals to coordinate
Year 2000 readiness. Additionally, we are dependent on external suppliers, such as, wire transfer systems, telephone systems, electric companies, and other utility companies for continuation of service. Sterling Financial Corporation is also assessing the impact, if any, the century date change may have on its credit risk. Sterling Financial Corporation has contacting its large commercial loan customers concerning their level of readiness for Year 2000. Formal communications have been initiated with all of its vendors and large commercial customers to determine the extent to which Sterling Financial Corporation is vulnerable to those third-parties' failure to remedy their own Year 2000 issues. The Y2K Project Manager has available each vendors' Y2K readiness efforts which includes their remediation plan, renovation approach, testing methodologies and target dates.

     A comprehensive testing plan has been developed. Sterling Financial Corporation has prioritized all mainframe and PC based applications, third-party relationships, environmental and proprietary programs to be tested. Separate environments for testing have been defined and established. Beginning in the fourth quarter of 1998, Sterling Financial Corporation performed a variety of testing to include, limited unit testing (aging dates forward on files), system testing (advancing the computer system date forward), combined system integration (running applications dependent on each other together with the data files aged and computer system date advanced forward) and acceptance testing (user review and validation).

Test scripts have been written which define the type of testing to be performed, the resources necessary to perform the test, the transactions or files to be processed, and expected results for each type of testing performed. Additionally, a testing validation, certification and reporting process has been established.

Costs of Year 2000

     As of March 31, 1999, $282,501 has been expended as Year 2000 costs. Management expects to spend a total of $323,459 for the entire project. The estimated Year 2000 project costs include the costs and time associated with the impact of third-parties' Year 2000 issues, and are based on presently available information. The total cost of the project is being funded through operating cash flows. Sterling Financial Corporation continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. Accordingly, Sterling Financial Corporation does not expect the amounts required to be expensed over the next 9 months to have a material effect on the financial position or results of operations. However, if readiness is not achieved in a timely manner by Sterling
Financial Corporation or any of its significant related third-parties, be it a supplier of services or customer, the Y2K issue could possibly have a material effect on Sterling Financial Corporation's operations and financial position.

     The cost of the projects and the date on which Sterling Financial Corporation plans to complete both Year 2000 modifications and systems conversions are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Risks of Year 2000

     At present, management believes it's progress in remediating the proprietary programs and installing Y2K upgrades to the third-party vendor mainframe and PC based computer applications is on target. The Year
2000 computer problem creates risk for Sterling Financial Corporation from unforseen problems in its own computer systems and from third-party vendors who provide the majority of Sterling Financial
Corporation's mainframe and PC based computer applications. Failures of third-party systems relative to the Y2K issue could have a material impact on Sterling Financial Corporation's ability to conduct business.

Continency Plans

     A contingency plan has been developed for mission-critical and required mainframe and PC based applications, third-party relationships, environmental and proprietary programs. Sterling Financial Corporation's contingency plans involve the use of manual labor and replacement or update of computer systems to compensate for the loss or inconveniences caused by the disruption of certain automated computer systems. The contingency plans define scheduled completion dates, test dates and trigger dates. The trigger date being the date Sterling Financial Corporation would implement the continency plan.

     A detailed business resumption contingency plan is currently under development with a target completion date of June 30, 1999. This detailed business resumption contingency plan will calculate a risk factor for each core business line and/or product. Based on the calculated risk factor, a specific business resumption contingency plan will be written and tested.

Merger and Acquisition Activity

     On February 10, 1999, Sterling Financial Corporation entered into an agreement to acquire Northeast Bancorp, Inc., the parent company of The First National Bank of North East, based in Maryland. Northeast Bancorp is an $82 million bank holding company for The First
National Bank of North East, with 4 branches located in Cecil
County, Maryland.

     Under the terms of the agreement, Northeast Bancorp shareholders will receive 2 shares of Sterling Financial Corporation common stock for each share of Northeast Bancorp's common stock in a tax-free exchange.
The purchase, which is subject to regulatory approval, will give
Sterling Financial Corporation its first banking presence outside of Pennsylvania. The transaction is expected to be completed in mid 1999 and the acquisition is expected to be accounted for as a pooling of interests. The First National Bank of North East will continue to operate as a separate bank after the acquisition.

Results of Operations

     The following discussion analyzes the specific components affecting the changes in net income for the periods analyzed.

Three months ended March 31, 1999 compared to three months ended March 31, 1998

     Net income for the first quarter of 1999 amounted to $3,054,463 compared to $2,825,122 for the first quarter of 1998. This represents an increase of $229,341 or 8.1%. On a per share basis, both basic and diluted, income was $.47 for the first quarter of 1999 compared to basic earnings per share of $.44 and diluted earnings per share of $.43 for the first quarter of 1998.

     Return on average assets for the first quarter of 1999 was 1.35% compared to 1.34% for the first quarter of 1998. Return on equity was 15.70% for the first quarter of 1999 compared to 15.32% for the same period in 1998.

     Total interest income increased $190,021 or 1.3% while total interest expense decreased $222,908 or 3.3%. Therefore, the interest differential increased $412,929. Loans increased nearly $15 million over the same period in 1998. Although loans increased, the rate charged on loans decreased during this period of time which resulted in a decrease of $142,268 in interest and fees on loans. Interest on deposits with banks increased $6,587. Interest on federal funds sold decreased $72,171. The daily average of federal funds sold was $18,884,444 in 1999 compared to $21,462,000 in 1998. Income on investment securities increased $397,873 or 13.2% in 1999 as a result of increased volumes. The daily average of investment securities in 1999 was $241,580,372 compared to $208,324,948 in 1998.

      Total interest expense amounted to $6,600,667 reflecting a decrease of $222,908 or 3.3% from the $6,823,575 reported in 1998. Interest paid on interest-bearing deposits decreased $212,408 or 3.4% in 1999 over the same period in 1998. Interest bearing deposits increased over $36 million from the same period in 1998. However, lower interest rates generated a decrease in interest expense on these deposits. Interest expense on other interest bearing liabilities decreased $10,500 during the same period of time primarily as a result of decreased volumes in this category of liabilities, as well as a decrease in rates charged on these liabilities.

      The provision for possible loan losses decreased $222,500 from a charge of $360,000 in 1998 to $137,500 in 1999. The provision reflects the amount deemed appropriate by management to provide an adequate reserve to meet the present and foreseeable risk characteristics of the loan portfolio.

      Total other operating income increased $363,954 or 11%. Income from fiduciary activities increased $86,061 or 18%. Service charges on deposit accounts increased $13,204 while other various service charges increased $16,087. Other operating income increased $125,621.
Included in total other operating income in 1999 was a gain of $200,148 on securities sold. Mortgage banking income decreased $77,167 as a result of decreased volumes of originations and subsequent sales.

      Total other operating expenses rose $756,407 or 10.6% over the same period last year. Increases of $386,678 in salaries and employee benefits, $86,937 in furniture and equipment expense, $1,551 in FDIC insurance, $294,110 in other operating expenses and a decrease in net occupancy expense of $12,869 constitute the total increase. The increase in salaries and employee benefits was primarily due to increases in staff as well as increases in wages and increased costs of employee benefits. The number of full-time equivalent employees at March 31, 1999 was 452 compared to 432 at March 31, 1998. Contributing to the increase in other operating expenses in 1999 was increases in Pennsylvania Shares Tax, professional services, postage, telephone expense, marketing and education and training expense. The remaining increase during 1999 was due to the normal increases in expenses related to the overall growth of Sterling Financial Corporation.

      Applicable income taxes amounted to $919,311 in 1999 compared to $905,676 in 1998. The increase in taxes is due in part to increases in taxable income.

Three months ended March 31, 1999 compared to three months ended
December 31, 1998

     Net income increased $340,552 or 12.5% in the first quarter of 1999 over the fourth quarter of 1998. Net income at March 31, 1999 was $3,054,463 compared to $2,713,911 for the quarter ending December 31, 1998. Net income on a per share basis, both basic and diluted, was $.47 for the first quarter of 1999 compared to $.42 for the last quarter of 1998. Return on average assets for the first quarter of 1999 was 1.35% compared to 1.33% for the last quarter of 1998. Return on equity was 15.70% and 15.63% respectively for March 31, 1999 and December 31, 1998.

     Total interest income decreased $114,876 or .76%. Interest and fees on loans decreased $168,613 while interest on investment securities
increased $56,846.   Interest on other earning assets
decreased $3,109.   Earning assets decreased approximately $3.5 million
during the first three months of 1999. The most significant decrease in earning assets was in federal funds sold, which was $3.9 million and mortgage loans held for sale, which was $3.9 million. Loans increased nearly $1.3 million the first three months of 1999, while the securities increased over $3 million.

     Total interest expense decreased $280,300 or 4.1% during the first quarter of 1999. Total interest-bearing liabilities decreased nearly $2.6 million in the first quarter of 1999 over the last quarter of 1998. Interest-bearing deposits increased over $1.3 million during this period of time, while all other interest-bearing liabilities decreased $3.9 million.

     Net interest income increased $165,424 as a result of the decrease in interest expense being greater than the decrease in interest income.

     The loan loss provision for the first quarter of 1999 was $137,500 compared to $15,000 for the last quarter of 1998.

     Total other operating income increased $621,015 or 20.4% in the first quarter of 1999 over the last quarter of 1998. Income from fiduciary activities contributed over $79,000 to this increase, while mortgage banking income contributed over $358,000 of this increase. Gains on securities sold amounted to $200,000 for the first quarter of 1999 compared to no reported gains for the last quarter of 1998.

     Total other operating expenses increased $168,597 or 2.2% over the fourth quarter of 1998. Salaries and employee benefits increased $319,541. Occupancy and furniture and equipment expense increased $43,200 and other operating expenses decreased $195,239. The FDIC insurance assessment reflected an increase of $1,095.

     Applicable income taxes were $154,790 greater than those recorded for the fourth quarter of 1998.


                   Part I - Financial Information

Quantitative and Qualitative Disclosures About Market Risk

Discussion of Market Risk and Interest Rate Sensitivity

  As a financial institution, the primary component of the Bank of Lancaster County's market risk is interest rate volatility. Changes in interest rates will ultimately impact the Bank of Lancaster County's interest income from earning assets and the interest expense from funding sources, deposits and debt.

    Based upon the Bank of Lancaster County's nature of operations, the Bank of Lancaster County is not subject to foreign currency exchange or commodity price risk. The Bank of Lancaster County's market area for loans and deposits is concentrated in Lancaster County, Pennsylvania and as such is subject to risks associated with the local economy. The Bank of Lancaster County does not own any trading assets. The Bank of Lancaster County does not have any hedging transactions in place such as interest rate swaps and caps.

     Management endeavors to control the exposure of earnings to changes in interest rates. The Bank of Lancaster County's asset/liability committee reviews interest rate risk by various means including "Gap" management and internally developed models and reports. The Bank of Lancaster County also utilizes Sheshunoff Interest Rate Risk management services and IBAA investment portfolio valuation services to enhance risk exposure review. Interest repricing of assets and liabilities is measured over future time periods, interest rate sensitivity gaps. While all time gaps are measured, management's primary focus is the cumulative gap through one year, as this time frame directly impacts net interest income in the near term time horizon and is most difficult to make reactive adjustment to actual rate movements.

     The Bank of Lancaster County has various investments structured to change investment yield with current market conditions. Assets subject to repricing include federal funds sold (repricing daily), loans floating to "treasury bill" indexes (repricing monthly) and loans tied to "prime" or other indexes subject to immediate change. Other factors effecting income are maturing and contracted repayments and prepayments of existing loans and investments. These cash flows will be re-invested at current market yields.

    The Bank of Lancaster County's funding liabilities, customer deposits and borrowed funds, have more complex repricing characteristics, since interest bearing deposits are subject to rate change but are not specifically indexed to "prime" or "treasury" indexes. Time certificates and borrowed money are subject to interest rate change at maturity. The Bank of Lancaster County's deposit funding is essentially comprised of "core" deposits that have been historically loyal and stable, and these deposits, with the exception of certificates of deposit, have not been rate sensitive. All interest rates do not move in full and equal amounts for loans and deposits. Deposit rates historically lag loans in rate movement, and rate movement occurs to a smaller degree for deposits than loans. Modeling is used to forecast projected impact to the net interest margin as a result of rate movements, either increasing or decreasing.
Historic pricing correlations are calculated for all interest-bearing deposit products for rate change repricing impact as - immediate, monthly, and annually over a five year time period. Management's view of interest rate sensitivity reflects a calculated interpretation of net interest margin exposure to rate changes. Pricing correlations are constantly refined by management. There is no guarantee that past history will accurately reflect future changes.

     Although the make-up of the balance sheet is subject to change from time to time, management is of the opinion that there have been no material changes in reported market risks faced by the company since the end of the most recent fiscal year. Quantitative and qualitative disclosures about market risk was listed in Part II, Item 7A, of the Form 10-K for the fiscal year ended December 31, 1998.

                     PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.

     As of March 31, 1999, there were no material pending legal proceedings, other than ordinary routine litigation incidental to business, to which Sterling Financial Corporation or its subsidiaries are a party or of which any of their property is the subject.

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

          21. Subsidiaries of the Registrant

          27. Financial Data Schedule

     (b) REPORTS ON FORM 8-K

            A report on Form 8-K dated February 18, 1999 was filed February 18, 1999 pursuant to Item 5 and Item 7 on Form 8-K filing, as Exhibit 99, a copy of the press release announcing that Sterling Financial Corporation signed a definitive agreement to acquire Northeast Bancorp, Inc., a Delaware corporation and a Maryland bank holding company and its wholly-owned subsidiary, The First National Bank of North East based in North East, Maryland.


                             Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Sterling Financial Corporation


Date: May 12, 1999                       By:/s/ John E. Stefan
                                            John E. Stefan
                                            Chairman of the Board, President
                                            and Chief Executive Officer

Date: May 12, 1999                       By:/s/ Jere L. Obetz
                                            Jere L. Obetz
                                            Executive Vice President/Treasurer
                                            Chief Financial Officer



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