Form 10-Q
period 1999-06-30
STERLING FINANCIAL CORP /PA/
filed 1999-08-13
CIK 811671

FORM 10-Q

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549
(Mark One)
    X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1999

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

Common Stock, $5.00 Par Value-7,126,833 shares outstanding as of July 30,
1999.

           Sterling Financial Corporation and Subsidiaries

                                Index

PART I - FINANCIAL INFORMATION                                      Page

Item 1 - Financial Statements


         Consolidated Balance Sheets
         as of June 30, 1999 (Unaudited), December 31, 1998,
         and June 30, 1998 (Unaudited).                               3


         Consolidated Statements of Income
         for the Three and Six Months ended June 30, 1999
         and 1998 (Unaudited).                                        4


         Consolidated Statements of Cash Flows
         for the Six Months ended
         June 30, 1999 and 1998 (Unaudited).                          6


         Notes to Consolidated Financial
         Statements (Unaudited).                                      7



Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       13

Item 3 - Quantitative and Qualitative Disclosure about Market Risk   25


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                           27

Item 4 - Submission of Matters to a Vote of Security Holders         27

Item 6 - Exhibits and Reports on Form 8-K                            27

Signature Page                                                       29

Subsidiaries of the Registrant                                       30

                    Part I - Financial Information
           Sterling Financial Corporation and Subsidiaries
                     Consolidated Balance Sheets

                                              June 30,     December 31,   June 30,
                                                1999           1998         1998
ASSETS                                      (Unaudited)                 (Unaudited)
Cash and due from banks...................$   42,334,896  $  38,716,125 $ 38,109,372
Interest-bearing deposits in other banks...      580,862        556,603       31,216
Federal funds sold.........................    7,250,026     31,829,950   27,380,000
Mortgage loans held for sale...............    1,655,300      6,005,300    2,570,600
Investment Securities::
 Securities held to maturity (market value-
 $57,496,360; $66,289,939; $74,338,420)....   57,038,814     64,408,384   73,162,922
 Securities available for sale.............  204,983,378    189,300,082  163,454,072
Loans......................................  627,955,080    592,361,989  587,768,247
 Less: Unearned Income.....................      (49,338)      (110,276)    (229,836)
       Allowance for loan losses...........   (8,145,325)    (8,069,844)  (8,479,119)
Loans, Net.................................  619,760,417    584,181,869  579,059,292
Premises and Equipment.....................   23,655,317     24,108,375   23,520,038
Other real estate owned....................      712,465        793,960    1,141,220
Accrued interest receivable and
 prepaid expenses..........................   17,002,996     13,387,333   15,576,952
Other assets...............................   55,582,209     47,765,834   43,067,615
TOTAL ASSETS..............................$1,030,556,680 $1,001,053,815 $967,073,299
                                           =============  =============  ===========

LIABILITIES
Deposits:
 Non-interest bearing.....................$  124,521,881 $  108,709,107 $106,701,073
 Interest-bearing..........................  749,067,333    746,346,694  720,124,216
TOTAL DEPOSITS.............................  873,589,214    855,055,801  826,825,289
Interest-bearing demand notes issued to
 U.S. Treasury.............................    5,000,000      1,557,696    5,000,000
Other liabilities for borrowed money.......   43,131,444     34,103,331   28,519,775
Accrued interest payable and accrued
 expenses..................................   12,676,412     11,455,188   12,643,732
Other liabilities..........................    7,205,779      9,897,219    8,805,499
TOTAL LIABILITIES..........................  941,602,849    912,069,235  881,794,295
STOCKHOLDERS' EQUITY
Common Stock - (Par Value: $5.00)
  No. Shares authorized: 35,000,000;35,000,000;
   35,000,000
  No. Shares issued: 7,148,681; 7,148,681;
   7,190,145
  No. Shares outstanding: 7,124,833; 7,117,795;
   7,138,178................................  35,743,405     35,743,405   35,950,725
Capital Surplus.............................  22,637,419     22,607,774   22,325,285
Retained Earnings...........................  30,781,963     27,080,477   24,438,617
Accumulated other comprehensive income......     709,405      4,737,710    3,494,894
Less: Treasury Stock (23,848; 30,886; 51,967)-
 at cost....................................    (918,361)    (1,184,786)    (930,517)
TOTAL STOCKHOLDERS' EQUITY..................  88,953,831     88,984,580   85,279,004
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY$1,030,556,680 $1,001,053,815 $967,073,299
                                           =============  =============  ===========

See accompanying notes to financial statements

                    Part 1 - Financial Information
           Sterling Financial Corporation and Subsidiaries
            Consolidated Statements of Income (Unaudited)
                                                     Three Months Ended          Six Months Ended
                                                          June 30,                   June 30,
                                                     1999          1998         1999         1998
INTEREST INCOME
 Interest and fees on loans.......................$12,852,011  $12,948,898   $25,390,859  $25,650,684
 Interest on deposits in other banks..............      8,223          665        15,351        1,206
 Interest on federal funds sold...................    180,862      275,541       447,238      590,234
 Interest and dividends on investment securities:
     Taxable......................................  2,630,348    2,430,442     5,187,517    4,695,971
     Tax-exempt...................................  1,005,805      872,419     1,956,694    1,695,382
     Dividends on stock...........................     65,785       61,716       131,504      122,091
                                                  -----------  -----------   -----------  -----------
TOTAL INTEREST INCOME............................. 16,743,034   16,589,681    33,129,163   32,755,568
                                                  -----------  -----------   -----------  -----------
INTEREST EXPENSE
  Interest on time certificates of deposit of
   $100,000 or more...............................    396,905      529,783       803,524    1,073,194
  Interest on all other deposits..................  6,192,378    6,538,843    12,433,090   12,838,085
  Interest on demand notes issued to the
    U.S. Treasury....... .........................     25,143       35,172        52,861       59,611
  Interest on federal funds purchased.............       none         none          none         none
  Interest on other borrowed money................    524,846      483,106     1,007,977      980,016
                                                  -----------  -----------   -----------  -----------
TOTAL INTEREST EXPENSE............................  7,139,272    7,586,904    14,297,452   14,950,906
                                                  -----------  -----------   -----------  -----------
NET INTEREST INCOME...............................  9,603,762    9,002,777    18,831,711   17,804,662
  Provision for loan losses.......................     87,500      361,000       240,000      736,000
                                                  -----------  -----------   -----------  -----------
NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES....................................  9,516,262    8,641,777    18,591,711   17,068,662
                                                  -----------  -----------   -----------  -----------
OTHER OPERATING INCOME
   Income from fiduciary activities...............    557,251      462,405     1,120,697      939,790
   Service charges on deposit accounts............    872,898      792,693     1,653,882    1,557,411
   Other service charges, commissions and fees....    527,440      464,883       971,161      892,329
   Mortgage banking income........................    318,084      474,782       887,645    1,121,511
   Income from sales of assets....................       none    1,200,000          none    1,200,000
   Other operating income.........................  1,322,096    1,142,905     2,539,763    2,244,853
   Gains/(Losses) on securities transactions......    325,572         none       525,720         none
                                                  -----------  -----------   -----------  -----------
TOTAL OTHER OPERATING INCOME.....................   3,923,341    4,537,668     7,698,868    7,955,894
                                                  -----------  -----------   -----------  -----------
 OTHER OPERATING EXPENSES
   Salaries and employee benefits................   4,845,202    5,033,416     9,840,989    9,659,071
   Net occupancy expense.........................     526,612      569,873     1,115,219    1,171,366
   Furniture and equipment expense...............     788,500      755,347     1,580,441    1,459,406
   FDIC insurance assessment.....................      26,741       21,884        49,344       42,936
   Other operating expenses......................   2,562,906    2,086,081     4,709,895    3,928,919
                                                  -----------  -----------   -----------  -----------
TOTAL OTHER OPERATING EXPENSES...................   8,749,961    8,466,601    17,295,888   16,261,698
                                                  -----------  -----------   -----------  -----------
   Income before income taxes....................   4,689,642    4,712,844     8,994,691    8,762,858
   Applicable income taxes.......................   1,158,537    1,313,862     2,222,669    2,342,288
                                                  -----------  -----------   -----------  -----------
NET INCOME.......................................$  3,531,105 $  3,398,982  $  6,772,022 $  6,420,570
                                                  ===========  ===========   ===========  ===========
Earnings per common share:
 Net Income (Basic)..............................$        .50 $        .48  $        .95 $        .90
 Net Income (Diluted)............................         .49          .47           .95          .89

 Cash dividends declared per common share........$        .22 $        .20  $        .43 $        .40



See accompanying notes to financial statements

     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

NET INCOME.......................................$  3,531,105 $  3,398,982  $  6,772,022 $  6,420,570
 Other comprehensive income, net of tax:
   Unrealized gains (losses) on securities
    available-for-sale arising during the period.  (2,431,243)     148,921    (3,681,330)     603,459
   Reclassification adjustment for gains included
    in net income................................    (214,877)        none      (346,975)        none
                                                  -----------  -----------   -----------   ----------
 Other comprehensive income......................  (2,646,120)     148,921    (4,028,305)     603,459
                                                  -----------  -----------   -----------   ----------
COMPREHENSIVE INCOME.............................$    884,985 $  3,547,903  $  2,743,717 $  7,024,029
                                                  ===========  ===========   ===========   ==========

See accompanying notes to financial statements

                    Part I - Financial Information
           Sterling Financial Corporation and Subsidiaries
          Consolidated Statements of Cash Flows (Unaudited)
                                                             Six Months Ended
                                                                  June 30
                                                             1999          1998
Cash Flows from Operating Activities
  Net Income...........................................$   6,772,022  $ 6,420,570
  Adjustments to reconcile net income to net cash
   provided by/(used in) operating activities:
     Depreciation......................................    1,216,929    1,116,201
     Accretion and amortization of investment securities     318,752      159,089
     Provision for possible loan and lease losses......      240,000      736,000
     (Gain) loss on sale of investment securities......     (525,720)        none
     (Gain) loss on disposition of property and equipment     (2,282)      (1,544)
     (Gain) loss on sale of mortgage loans.............     (303,489)    (337,569)
     Proceeds from sales of mortgage loans.............   43,117,738   43,501,649
     Origination of mortgage loans held for sale.......  (38,464,249) (44,943,180)
     Change in operating assets and liabilities:
       (Increase) decrease in accrued interest
        receivable and prepaid expenses................   (3,601,035)  (2,819,033)
       (Increase) decrease in other assets.............   (7,745,307)  (6,035,730)
        Increase (decrease) in accrued interest payable
        and accrued expenses...........................    1,237,132    1,856,647
        Increase (decrease) in other liabilities.......     (614,318)   1,132,110
                                                         -----------  -----------
  Net cash provided by/(used in) operating activities..    1,646,173      785,210
Cash Flows from Investing Activities
 Proceeds from interest-bearing deposits in other banks      280,099      302,266
 Purchase of interest-bearing deposits in other banks..     (304,358)    (318,917)
 Proceeds from sale of investment securities...........      538,736         none
 Proceeds from maturities of investment securities.....   24,122,377   29,414,554
 Purchase of investment securities.....................  (38,893,407) (48,456,413)
 Federal funds sold, net...............................   24,579,924    1,570,000
 Net loans and leases made to customers................  (35,818,548) (21,417,853)
 Purchases of premises and equipment...................     (780,547)    (956,862)
 Proceeds from sale of premises and equipment..........       18,958        4,976
                                                        ------------  -----------
  Net cash provided by/(used in) investing activities..  (26,256,766) (39,858,249)
Cash Flows from Financing Activities
 Net increase (decrease) in demand deposits,
  NOW and savings accounts.............................    8,115,055   20,153,611
 Net increase (decrease) in time deposits..............   10,418,358   23,374,572
 Net increase (decrease) in interest-bearing demand
  notes issued to the U.S. Treasury....................    3,442,304    2,000,000
 Proceeds from borrowings..............................   24,300,000    5,280,519
 Repayments of borrowings..............................  (15,271,887)  (9,072,976)
 Proceeds from issuance of common stock................         none       22,000
 Cash dividends paid...................................   (3,070,536)  (2,788,230)
 Cash paid in lieu of fractional shares................         none      (40,038)
 Acquisition of treasury stock.........................         none   (1,257,756)
 Proceeds from issuance of treasury stock..............      296,070    1,133,219
                                                        ------------  -----------
   Net cash provided by/(used in) financing activities.   28,229,364   38,804,921
  Increase (decrease) in cash and due from banks.......    3,618,771     (268,118)
Cash and due from banks::
 Beginning.............................................   38,716,125   38,377,490
                                                        ------------  -----------
 Ending................................................$  42,334,896 $ 38,109,372
                                                        ============  ===========
Supplemental Disclosure of Cash Flow Information:
Cash payments for:
  Interest paid to depositors and on borrowed money....$  14,583,880 $ 14,803,374
  Income taxes.........................................    1,780,000    2,323,593
Supplemental Schedule of Noncash Investing
 and Financing Activities
Other Real Estate acquired in settlement of loans......      171,350      319,247

See accompanying notes to financial statements

                  Part I - Financial Information

Sterling Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements of Sterling Financial Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

     The consolidated financial statements of Sterling Financial Corporation include the accounts of its wholly owned subsidiaries, Bank of Lancaster County, N.A. and its wholly owned subsidiary, Town & Country, Inc., T & C Leasing, Inc., Northeast Bancorp, Inc. and its subsidiary, The First National Bank of North East and Sterling Mortgage Services, Inc. Sterling Mortgage Services, Inc. is presently inactive. All significant intercompany transactions have been eliminated in the consolidation.

     In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 - "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement amends and extends to all servicing assets and liabilities the accounting standards for mortgage servicing rights now in Financial Accounting Standards Board Statement No. 65, "Accounting for Certain Mortgage Banking Activities," and supersedes Financial Accounting Standards Board Statement No. 122, "Accounting for Mortgage Servicing Rights." Statement of Financial Accounting Standards No. 125 establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on the consistent application of the financial-components approach. This approach requires the recognition of financial assets and servicing assets that are controlled by the reporting entity, the derecognition of financial assets when control is surrendered and the derecognition of liabilities when they are extinguished. Specific criteria are established for determining when control has been surrendered in the transfer of financial assets. Liabilities incurred and derivatives obtained by transferors in connection with the transfer of financial assets are measured at fair value, if practicable. Servicing assets and other retained interests in transferred assets are measured by allocating any prior carrying amount between the assets sold, if any, and the interest retained, if any, and the interest retained, if any, based on the relative fair values of the assets at the date of transfer. Servicing assets retained are then subject to amortization and assessment for impairment. As issued, this statement was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and was to be applied prospectively.

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


        a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment,

        a hedge of the exposure to variable cash flows of a forecasted transaction, or a hedge of the foreign currency exposure of a net investment in a foreign operation, and unrecognized firm commitment, an available-for-sale security, or a foreign-currency=-denominated forecaster transaction.

     As issued, Statement 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, with earlier application encouraged. Despite the anticipatory effort extended by the Financial Accounting Standards Board to address implementation issues, some preparers of financial statements and auditors expressed concern about certain challenges they face in applying Statement 133, such as organization-wide educational efforts and information system modifications. The Financial Accounting Standards Board concluded that, for the reasons presented above, it is appropriate to defer the effective date of Statement 133. As a result, in June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of Financial Accounting Standards Board Statement No. 133." This statement shall be effective for all fiscal quarters of all fiscal years beginning after
June 15, 2000.   Sterling Financial Corporation has not completed the analysis required to estimate the impact of this statement.

     In October 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 134 - "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". This statement is effective for the first fiscal quarter beginning after December 15,1998. The adoption of this statement did not have an effect on the financial position or results of operations.

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

     Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding which were 7,124,675 and 7,148,635 for 1999 and 1998, after giving retroactive effect to a 5% stock dividend paid in June 1998. Diluted earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding plus all dilutive potential common shares outstanding during the period which were 7,137,873 and 7,184,808 for 1999 and 1998, after giving retroactive effect to a 5% stock dividend paid in June 1998.

Note 3 - Dividends Declared

     The cash dividend declared for the second quarter of 1999 amounted to $.22 per share while the cash dividend for the second quarter of 1998 amounted to $.20 per share. The dividend for 1998 has been retroactively restated to reflect the effect of the 5% stock dividend paid in June 1998.

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

                         Segment Information - June 30, 1999
                                   (In thousands)

                    Commercial                        Trust and
                    and Retail             Mortgage   Investment Consolidated
                      Banking    Leasing   Banking     Services     Total
Interest Income......$ 28,186   $  3,009  $  1,934    $    ---    $ 33,129
Interest Expense....   12,810        954       ---         533      14,297
Intersegment Income
 (Expense)...........   2,961     (2,032)   (1,575)        646         ---
Other Income.........   3,636      2,094       901       1,068       7,699
Operating Expenses...  14,950      1,558       183         845      17,536
Profit before tax....   7,023        559     1,077         336       8,995
Assets............... 865,384    111,742    53,431     538,936   1,569,493
Expenditures for long-
 lived assets........     757         17       ---           7         781
Depreciation and
 amortization........   1,083        102        10          22       1,217
Income taxes.........   1,519        224       366         114       2,223


     Not included in the above information under the leasing segment are expenditures for long-lived assets consisting of operating leases of $16,640,986 and depreciation of $6,899,198.

     The following is a reconcilement of total assets as reported on the accompanying financial statements.

     ASSETS (In thousands)
     Reportable segments...................................$ 1,569,493
      Less: Trust assets not included on
        consolidated financial statements...................   538,936
     Total assets..........................................$ 1,030,557
                                                            ==========

Note 5 - Merger and Acquisition Activity

     On June 15, 1999, Sterling Financial Corporation completed the acquisition of Northeast Bancorp, Inc., the parent company of The First National Bank of North East, based in Maryland. Northeast Bancorp is an $82 million bank holding company for The First National Bank of North East, with 4 branches located in Cecil County, Maryland. The First National Bank of North East will continue to operate as a separate bank.

     Under the terms of the agreement, Northeast Bancorp shareholders received 2 shares of Sterling Financial Corporation common stock for each share of Northeast Bancorp's common stock in a tax-free exchange. The transaction was accounted for under the pooling-of-interests method of accounting. Accordingly, the consolidated financial statements have been restated to include the consolidated accounts of Northeast Bancorp for all periods presented.

     Financial data for Sterling Financial Corporation and Northeast Bancorp, Inc. from January 1, 1999 to June 30, 1999 is presented below. Although the date of consummation was June 15, 1999, the financial information presented is for the nearest interim period, which is June 30, 1999.


                                          June 30, 1999

                                                             Sterling
                                    Sterling   Northeast   Consolidated
Net interest income               $16,944,398  $1,887,313   $18,831,711
Net income                        $ 6,437,098  $  334,924   $ 6,772,022
Earnings per share - basic        $      1.00  $      .99   $       .95
Earnings per share - diluted      $      1.00  $      .99   $       .95

     Previously reported information has been restated as follows:

                                   June 30, 1998

                                                             Sterling
                                    Sterling   Northeast   Consolidated
Net interest income               $15,991,153  $1,813,509   $17,804,662
Net income                        $ 6,049,059  $  371,511   $ 6,420,570
Earnings per share - basic        $       .94  $     1.09   $       .90
Earnings per share - diluted      $       .93  $     1.09   $       .89


                  Part I - Financial Information

Sterling Financial Corporation and Subsidiaries

Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion provides management's analysis of the consolidated financial condition and results of operations of Sterling Financial Corporation and its subsidiaries, the Bank of Lancaster County, N.A. and its subsidiary, Town & County, Inc., T & C Leasing, Inc., Northeast Bancorp, Inc., and its subsidiary, The First National Bank of North East and Sterling Mortgage Services, Inc., which is presently inactive.

     In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Managements's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Sterling Financial Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents Sterling Financial Corporation files from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q and the Annual Report on Form 10-K Annual Report to be filed by Sterling Financial Corporation, and any Current Reports on Form 8-K filed by Sterling Financial Corporation.

     On June 15, 1999 Sterling Financial Corporation completed the acquisition of Northeast Bancorp, Inc., the parent company of The First National Bank of North East, based in Maryland. Northeast Bancorp is an $82 million bank holding company for The First National Bank of North East, with 4 branches located in Cecil County, Maryland. The First National Bank of North East will continue to operate as a separate bank.

     Under the terms of the agreement, Northeast Bancorp shareholders received 2 shares of Sterling Financial Corporation common stock for each share of Northeast Bancorp's common stock in a tax-free exchange. The transaction was accounted for under the pooling-of-interests method of accounting. Accordingly, the consolidated financial statements have been restated to include the consolidated accounts of Northeast Bancorp for all periods presented.

Financial Condition

     Total assets at June 30, 1999 amounted to $1,030,556,680 compared to $967,073,299 at June 30, 1998. This represents an increase of $63,483,381, or 6.6% over that period of time. Total assets at June 30, 1999 increased $29,502,865 or 2.9% over the $1,001,053,815 reported at December 31, 1998.

     The investment securities portfolio reflects a 10.7% increase of $25,405,198 during the twelve month period June 30, 1998 to June 30, 1999. Sterling Financial Corporation accounts for securities under the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires that these securities be classified into one of three categories: held-to-maturity, available-for-sale or trading. Specific accounting treatments apply to each of the three categories.
Securities held-to-maturity will be reported at amortized cost, trading securities are reported at fair value with unrealized gains and losses included in earnings and available-for-sale will be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. Sterling Financial Corporation has segregated its investment securities into two categories: those held-to-maturity and those available-for-sale. During the first six months of 1999, there was in increase in investment securities in the amount of $8,313,726 or 3.3% from the $253,708,466 reported at December 31, 1998. The amount of unrealized gains included in the available-for-sale category at December 31, 1998 was $7,183,300, while at June 30, 1999 and 1998 it was $1,074,856 and $5,295,294.

     Net loans have grown from $579,059,292 at June 30, 1998 to $619,760,417 at June 30, 1999. This represents an increase of $40,701,125, or 7%. Net loans have grown from $584,181,869 to $619,760,417 during the six month period ended June 30, 1999. This represents an increase of 6.1% since December 31, 1998.

     Federal funds sold amounted to $7,250,026 at June 30, 1999 compared to $27,380,000 at June 30, 1998 and $31,829,950 at December 31, 1998.

     Premises and equipment increased $135,279 from $23,520,038 at June 30, 1998 to $23,655,317 at June 30, 1999. During the first six months of 1999, total premises and equipment decreased $453,058 from $24,108,375 at December 31,1998. Depreciation expense during the first six months of 1999 was greater than the net acquisition of premises and equipment which resulted in the decrease in premises and equipment.

     Total deposits increased $46,763,925 or 5.7% from $826,825,289 at June 30, 1998 to $873,589,214 at June 30, 1999. During the first six months of 1999, total deposits increased $18,533,413 or 2.2% from the $855,055,801 reported at December 31, 1998. Noninterest bearing deposits increased $17,820,808 from $106,701,073 at June 30, 1998 to $124,521,881 at June 30, 1999. This represents an increase of 16.7%. During the same period, interest bearing deposits increased $28,943,117 or 4%. Noninterest bearing deposits increased $15,812,774 during the first six months of 1999 while interest bearing deposits increased $2,720,639.

     Stockholders' equity increased $3,674,827 or 4.3% from the $85,279,004 reported at June 30, 1998 to $88,953,831 at June 30, 1999. There was a decrease of $30,749 from the $88,984,580 reported at December 31, 1998. The major contributor to the decrease during the first six months of 1999 was a decrease in net unrealized gains on securities available-for-sale, which is included in accumulated other comprehensive income. Regulatory authorities have decided to exclude the net unrealized holding gains and losses on available-for-sale securities, which represents the accumulated other comprehensive income, from the definition of common stockholders' equity for regulatory capital purposes. The capital ratios reflect that exclusion. Total stockholders' equity to total assets at June 30, 1999 was 8.57% compared to 8.50% at June 30, 1998 and 8.48% at December 31, 1998.

     Federal regulatory authorities issued risk-based capital guidelines applicable to banks and bank holding companies in an effort to make regulatory capital more responsive to the risk exposure related to various categories of assets and off-balance sheet items. These guidelines require that banking organizations meet a minimum risk-based capital, define the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of capital requirements. The components of total capital are called Tier 1 and Tier 2 Capital. Tier 1 capital is the shareholders' equity and Tier 2 capital is the allowance for loan losses. The risk-based capital ratios are computed by dividing the components of capital by risk-weighted assets. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet items. Regulatory authorities have decided to exclude the net unrealized holding gains and losses on available-for-sale securities from the definition of common stockholders' equity for regulatory capital purposes. However, national banks will continue to deduct unrealized losses on equity securities in their computation of Tier 1 capital. Therefore, national banks will continue to report the net unrealized holding gains and losses on available-for-sale securities in the reports of condition and income submitted to federal regulators as required by Statement of Financial Accounting Standards No. 115 and the financial reports prepared in accordance with generally accepted accounting principles, but will exclude these amounts from calculations of Tier 1 capital. In addition, national banks should use the amortized cost of available-for-sale debt securities (as opposed to fair value) to determine the average total assets as well as the risk-weighted assets used in the calculations of the leverage and risk-based capital ratios. The ratios below reflect the above definition of common stockholders' equity which included common stock, capital surplus and retained earnings, less net realized holding losses on available-for-sale equity securities with readily determinable fair values. The guidelines require Tier 1 capital of at least 4% and total capital of 8% of risk-weighted assets. The Tier 1 capital ratio was 10.42% and the total risk-based capital ratio was 11.39% at June 30, 1999 while the Tier 1 capital ratio was 9.87% and the total risk-based capital ratio was 10.94% at June 30, 1998.

    The following table reflects the various capital ratios for the periods indicated:

                        June 30, 1999   December 31, 1998    June 30, 1998

      "Statement"
    Equity Capital           8.57%             8.48%               8.50%
    Primary and
     Total Capital           9.29%             9.21%               9.30%

      "Risk-based"
    Tier 1 Capital          10.42%             9.93%               9.87%
    Total Capital           11.39%            11.12%              10.94%


     Changes in the Allowance for Loan Losses for the six months ended June 30, 1999 and 1998 were as follows:

                                              1999                    1998

    Balance at January 1                   $8,069,844              $8,142,079
    Provision for loan losses
     charged to operating expenses            240,000                 736,000
                                           ----------              ----------
                                            8,309,844               8,878,079
                                           ----------              ----------
    Losses charged to allowance               292,352                 529,779
    Recoveries credited to allowance          127,833                 130,819
                                           ----------              ----------
    Net charge-offs                           164,519                 398,960
                                           ----------              ----------
    Balance at March 31,                   $8,145,325              $8,479,119
                                           ==========              ==========

    Allowance as a percent of
     period-end loans                           1.30%                   1.44%


     The net charge-offs for the first six months of 1999 were within Sterling Financial Corporation's expectations and management believes that the allowance for loan losses is adequate. Management makes a determination no less frequently than quarterly as to the appropriate provision necessary to maintain an adequate allowance for potential loan losses. The amount of provision made is based upon a variety of factors including a specific allocation by individual credits, loss experience for classified loans using migration analysis, loss experience for homogenous loan pools, levels and trends in delinquency, specific non-accruing and problem loans, evaluation of economic conditions and forecasts and other factors deemed appropriate by management. While there can be no assurance that material amounts of additional loan loss provisions will not be required in the future, management believes that, based upon information presently available, the amount of the allowance for possible loan losses is adequate.

     The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans:

                                           June 30,  December 31,   June 30,
                                             1999        1998         1998
Nonaccrual loans                         $  514,089  $  907,802   $1,361,269
Accruing loans, past due 90 days or more $  660,055  $  654,565   $  625,112
Restructured loans                       $1,976,827  $1,992,953   $2,082,828

Non-performing loans to total loans             .50%        .60%         .69%
Allowance for loan losses to
 non-performing loans                         258.5%      227.0%       208.4%

     The general policy has been to cease accruing interest on loans when it is determined that a reasonable doubt exists as to the collectibility of additional interest. Interest income on these loans is only recognized to the extent payments are received. If interest income had been recorded on such loans for the periods indicated, such interest income would have been increased by approximately $42,688 and $56,089 at June 30, 1999 and 1998 respectively, and $86,567 at December 31, 1998. There was no interest income recorded on the nonaccrual loans in 1999 or 1998. Potential problem loans are loans which are included as performing loans, but for which possible credit problems of the borrower causes management to have doubts as to the ability of such borrower to comply with present repayment terms and which may eventually result in disclosure as a non-performing loan. At June 30,1999, there were no such loans that had to be disclosed as potential problem loans. The restructured loans are a series of loans to 1 borrower involving $1,976,827. There are no commitments to lend additional funds to this borrower in relation to the restructured loans. A loan is categorized as restructured if the original interest rate on the loan, repayment terms or both are restructured due to a deterioration in the financial condition of the borrower. In the case of the above referenced loans, the Bank is secured by real estate. The loans are current and have performed in accordance with the contractual terms, both prior to and after the restructure. Accrual of interest on these loans continues.

     Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures", an amendment of Statement of Financial Accounting Standards No. 114, was implemented at the beginning of 1995. The Bank has defined impaired loans as all loans on nonaccrual status and restructured, except those specifically excluded from the scope of Statement of Financial Accounting Standards No. 114, regardless of the credit grade assigned by loan review. All impaired loans were measured by utilizing the fair value of the collateral for each loan. When the measure of an impaired loan is less than the recorded investment in the loan, management will compare the impairment to the existing allowance assigned to the loan. If the impairment is greater than the existing allowance, management will adjust the existing allowance to reflect the greater amount or take a corresponding charge to the provision for loan and lease losses. If the impairment is less than the existing allowance for a particular loan, no adjustment to the allowance or the provision for loan and lease losses will be made. There was no adjustment necessary for the impaired loans for the periods indicated.

     The average amount of impaired loans was $2,638,957 for the second quarter of 1999 and $3,242,165 for the second quarter of 1998, while the average for the year 1998 was $3,139,493.

     The following table presents information concerning impaired loans for the periods indicated:

                                             June 30, December 31,  June 30,
                                               1999       1998        1998
Gross impaired loans which have allowances..$2,490,916 $2,900,755 $3,444,097
  Less: Related allowances for loan loss....  (120,271)  (140,238)  (169,555)
                                            ---------- ----------  ---------
 Net impaired loans.........................$2,370,645 $2,760,517 $3,274,542

     At June 30, 1999, there were no concentrations exceeding 10% of total loans. A concentration is defined as amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly affected by changes in economic or other conditions. There were no foreign loans outstanding at June 30, 1999.

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

        awareness
        assessment
        renovation or remediation
        testing or validation and
        implementation.

     Management has initiated an enterprise-wide program to prepare Sterling Financial Corporation's computer systems and applications for the Year 2000. Sterling Financial Corporation has developed a comprehensive inventory of:

        all mainframe and PC based applications
        third-party relationships
        environmental (bank vaults, VCRs, security systems, etc.) and proprietary programs.

     This assessment identified 228 systems or processes and 493 proprietary programs, which could be impacted by the century date change.

     The 493 proprietary programs consist of management reporting, interface programs, and bridge programs. As of June 30, 1999, Sterling Financial Corporation has remediated 493 or 100% of these programs.

     In January of 1997, Sterling Financial Corporation began converting its computer systems to be Year 2000 ready. As of June 30, 1999, approximately 97% of Sterling Financial Corporation's systems were ready, with all systems expected to be ready by September 30, 1999.

Vendor Type              Total #        # Y2K Ready         % Y2K Ready
PC Based Applications      128               115                90%
Mainframe Applicatio        48                46                96%
Third-Party Relationships   27                23                85%
Environmental               25                24                96%
Proprietary Programs       493               493               100%

Total                      721               701                97%


     Sterling Financial Corporation has acquired its core mission-critical systems from a highly regarded third-party vendor. Thus, even though Sterling Financial Corporation does not have direct control over the renovation process, it is monitoring the progress of its third-party vendors to assess the status of their Y2K readiness efforts. However, because most computer systems are, by their very nature, independent, it is possible that noncompliant third-party computers could impact Sterling Financial Corporation's computer systems. Sterling Financial Corporation could be adversely affected by the Y2K problem if it or unrelated parties fail to successfully address the problem. Steps have been taken to communicate with the unrelated parties with whom it deals to coordinate Year 2000 readiness. Additionally, we are dependent on external suppliers, such as, wire transfer systems, telephone systems, electric companies, and other utility companies for continuation of service. Sterling Financial Corporation is also assessing the impact, if any, the century date change may have on its credit risk. The Corporation has contacting its large commercial loan customers concerning their level of readiness for Year 2000. Formal communications have been initiated with all of its vendors and large commercial customers to determine the extent to which Sterling Financial Corporation is vulnerable to those third-parties' failure to remedy their own Year 2000 issues. The Y2K Project Manager has available each vendors' Y2K readiness efforts which includes their remediation plan, renovation approach, testing methodologies and target dates.

     A comprehensive testing plan has been developed. Sterling Financial Corporation has prioritized all mainframe and PC based applications, third-party relationships, environmental and proprietary programs to be tested. Separate environments for testing have been defined and established. Beginning in the fourth quarter of 1998, Sterling Financial Corporation performed a variety of testing to include limited unit testing (aging dates forward on files), system testing (advancing the computer system date forward) and combined system integration (running applications dependent on each other together with the data files aged and computer system date advanced forward) and acceptance testing (user review and validation). Test scripts have been written which define the type of testing to be performed, the resources necessary to perform the test, the transactions or files to be processed, and expected results for each type of testing performed. Additionally, a testing validation, certification and reporting process has been established.

Costs of Year 2000

     As of June 30, 1999, $298,592 has been expended as Year 2000 costs. Management expects to spend a total of $343,861 for the entire project. The estimated Year 2000 project costs include the costs and time associated with the impact of third-parties' Year 2000 issues, and are based on presently available information. The total cost of the project is being funded through operating cash flows. Sterling Financial Corporation continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. Accordingly, Sterling Financial Corporation does not expect the amounts required to be expensed over the next 6 months to have a material effect on the financial position or results of operations. However, if readiness is not achieved in a timely manner by Sterling Financial Corporation or any of its significant related third-parties, be it a supplier of services or customer, the Y2K issue could possibly have a material effect on Sterling Financial Corporation's operations and financial position.

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

     A detailed business resumption contingency plan was completed as of June 30, 1999. This detailed business resumption contingency plan calculates a risk factor for each core business line and/or product. Based on the calculated risk factor, a specific business resumption contingency plan was written and tested.

     Sterling Financial Corporation's senior management and Board of Directors approved this Year 2000 Contingency Plan in July of 1999. Management believes that the approach and recovery scenarios are realistic options that will meet the requirements of the institution and the market we serve.

     Management has focused this plan on the mission critical business processes and associated systems. Management believes that Sterling Financial Corporation does not have the resources to address every potential failure scenario in every process or system. Any specific systems not addressed in this contingency plan will be addressed on a case-by-case basis at the time of failure.

     Sterling Financial Corporation's management is firmly committed to testing as many systems as possible by year-end 1999. Management believes that the best contingency plan is a thorough and well-executed test.

Results of Operations

    The following discussion analyzes the specific components affecting the changes in net income for the periods analyzed.

Three months ended June 30, 1999 compared to three months ended June 30, 1998

    Net income for the second quarter of 1999 amounted to $3,531,105 compared to $3,398,982 for the second quarter of 1998. This represents an increase of $132,123, or 3.9%. On a per share basis, basic earnings per share was $.50 compared to $.48, while diluted was $.49 compared to $.47 in 1998.

    Total interest income increased $153,353, or .9%, while total interest expense decreased $447,632 or 5.9%. Therefore, the interest differential increased $600,985. Although loans increased, the rate charged on loans decreased during this period of time which resulted in a decrease of $96,887 interest and fees on loans. Interest on deposit with banks increased $7,558. Interest on federal funds sold decreased $94,679 as a result of decreased volumes. Income on investment securities increased $337,361 as a result of increased volumes.

    Total interest expense amounted to $7,139,272 compared to $7,586,904.
This represents a decrease of 447,632, or 5.9% Interest paid on time certificates of deposits of $100,000 or more decreased $132,878, while interest paid on all other deposits decreased $346,465. Interest bearing deposits increased over $28.9 million from the same period in 1998. However, lower interest rates generated a decrease in interest expense on these deposits. Interest expense on other interest bearing liabilities increased $31,711 primarily as a result of increased volumes in this category of liabilities.

    The provision for possible loan losses decreased $273,500 from a charge of $361,000 in 1998 to $87,500 in 1999. The provision reflects the amount deemed appropriate by management to provide an adequate reserve to met the present and foreseeable risk characteristics of the loan portfolio.

    Total other operating income decreased $614,327 during this period of time compared to 1998. Included in total other operating income in 1998 was a one-time earnings gain of $1,200,000 as a result of the sale of the Bank of Lancaster County's credit card portfolio. Income from fiduciary activities increased $94,846, or over 20%. Service charges on deposit accounts increased $80,205 while other various service charges increased $62,557. Mortgage banking income decreased $156,698 as a result of decreased volumes of originations and subsequent sales. Other operating income increased $179,191, or 15.7%. Also reflected in total other operating income in 1999 is a gain of $325,572 on securities sold.

    Total other operating expenses rose $283,360, or 3.3% over the same period last year. Salaries and employee benefits reflect a decrease of $188,214. Net occupancy expense decreased $43,261, while furniture and equipment expense increased $33,153 during this period of time. The expense of FDIC insurance coverage increased $4,857. Other operating expenses increased $476,825. The expense related to the acquisition of Northeast Bancorp, Inc. by Sterling Financial Corporation is reflected in the increase over 1998. Also contributing to the increase in 1999 was increases in professional services, postage, telephone expense and Pennsylvania Shares Tax. The remaining increase during 1999 was due to the normal increases in expenses related to the overall growth of Sterling Financial Corporation.

    Applicable income taxes decreased $155,325 due in part to a decrease in taxable income. The effective tax rate was 24.7% for the second quarter of 1999 compared to 27.9% for 1998.

Six months ended June 30, 1999 compared to six months ended June 30, 1998

    Net Income increased from $6,420,570 in June 30, 1998 to $6,772,022 in June 30, 1998. This represents an increase of $351,452, or 5.5%. On a per share basis, basic earnings per share was $.95 in 1999 compared to $.90 in 1998. Diluted earnings per share was $.95 in 1999 compared to $.89 in 1998. Return on assets was 1.35% while the return on equity was 15.70%.

    Total interest income increased $373,595, or 1.1%. Earning assets increased over $45 million, or 6.6%, during this time. Loans increased over $40 million, while securities increased nearly $26 million. Federal funds sold decreased over $20 million during this period of time. Increased volumes generated the increase in interest income. Although loans increased, rates charged on loans decreased during this period of time which resulted in a decrease of $259,825. Interest on deposits in banks increased $14,145 while interest on federal funds decrease $142,996. Interest on investment securities increased $762,271 during this period of time.

    Total interest expense amounted to $14,297,452 reflecting a decrease $653,454 from the $14,950,906 reported in 1998. Interest-bearing deposits increased over $28.9 from June 30, 1998 to June 30, 1999. Although there were increased volumes in deposits, lower interest rates generated a decrease of $674,665 in interest expense on these deposits. Interest paid on other interest-bearing liabilities increased $21,211 primarily as a result of increased volumes.

    The provision for possible loan loss decreased $496,000 in 1999 over 1998. The provision for loan losses is based upon the monthly review of the loan portfolio and reflects the amount deemed appropriate by management to provide an adequate reserve to meet the present and foreseeable risk characteristics of the loan portfolio.

    Total other operating income decreased $257,026 during the first six months of 1999 over the same period in 1998. Income from fiduciary activities increased $180,907, or 19.2%. Services charges on deposit account increased $96,471 while other various services charges increased $78,832. Mortgage banking income decreased $233,866. Included in total other operating income in 1998 was a one-time gain of $1,200,000 as a result of the sale of the Bank of Lancaster County's credit card portfolio. Other operating income increased $294,910, over 13% from the amount reported in 1998. Gains on securities transactions amounted to $525,720 in 1999 while there were none in 1998.

    Total other operating expenses rose $1,034,190, or 6.4% over the same period last year. Increases of $181,918 in salaries and employee benefits, $64,888 in occupancy and furniture and equipment expense, $6,408 in FDIC insurance and $780,976 in other operating expenses constitute the total increase. The expenses related to the acquisition of Northeast Bancorp, Inc., by Sterling Financial Corporation is reflected in the increase over 1998. Also contributing to the increase in 1999 was increases in professional services, Pennsylvania Shares Tax, postage, telephone expense, MAC fees and education and training expense. The remaining increase during 1999 was due to the normal increases in expenses related to the overall growth of Sterling Financial Corporation.

    Applicable income taxes amounted to $2,222,669 in 1999 compared to $2,342,288 in 1998.The effective tax rate was 24.7% and 26.7% respectively for 1999 and 1998.

Three Months ended June 30, 1999 compared to three months ended March 31, 1999

    Net income increased $290,188, or 9%, in the second quarter of 1999 over the first quarter of 1999. Net income for the three months ended June 30, 1999 was $3,531,105 compared to $3,240,917 for the three months ended March 31, 1999. Basic earning per share was $.50 for the second quarter of 1999 compared to $.45 for the first quarter of 1999. Diluted earnings per share was $.49 for the second quarter compared to $.46 for the first quarter. Return on average assets was 1.39% for the second quarter of 1999 compared to 1.31% for the first quarter of 1999. Return on average stockholder's equity was 16.20% for the second quarter of 1999 compared to 15.18% for the first quarter of 1999.

    Total interest income increased $356,905, or 2.2%, while total interest expense decreased $18,908. This resulted in an increase in net interest income of $375,813. Earning assets increased over $16 million while interest-bearing liabilities increased $14 million. Although there were increased volumes in interest-bearing liabilities, lower rates paid on these labilities generated the decrease in interest expense.

    The loan loss provision decreased $65,000 over the first quarter of 1999.

    Total other operating income increased $147,814, or 3.9%, over the first quarter. Categories of other operating income reflecting increases were: service charges on deposit accounts, $91,914; other service charges, $83,719; other operating income, $104,429 and gains on securities transactions, $125,424. Income from fiduciary activities decreased $6,195 while mortgage banking income decreased $251,477.

    Total operating expenses increased $204,034 overt the first quarter of 1999. There was a decrease of $150,585 in salaries and employee benefits, $61,995 in net occupancy expense, $3,441 in furniture and equipment expense, while FDIC insurance increase 4,138 and other expenses increased $415,917. The major contributor to the increase in other expenses was the expenses related to the acquisition of Northeast Bancorp., Inc. by Sterling Financial Corporation that was consummated on June 15, 1999.

    Applicable income taxes increased $94,405 over the first quarter as a result of an increase in taxable income.


                  Part I - Financial Information

Quantitative and Qualitative Disclosures About Market Risk

Discussion of Market Risk and Interest Rate Sensitivity

     As a financial institution, the primary component of Sterling Financial Corporation's market risk is interest rate volatility. Changes in interest rates will ultimately impact Sterling financial Corporation's interest income from earning assets and the interest expense from funding sources, deposits and debt.

     Based upon Sterling Financial Corporation's nature of operations, it is not subject to foreign currency exchange or commodity price risk. Sterling Financial Corporation's market area for loans and deposits is concentrated in Lancaster County, Pennsylvania and Cecil County, Maryland and as such is subject to risks associated with the local economy in those market areas. Sterling Financial Corporation does not own any trading assets. Sterling Financial Corporation does not have any hedging transactions in place such as interest rate swaps and caps.

     Management endeavors to control the exposure of earnings to changes in interest rates. Sterling Financial Corporation's asset/liability committee reviews interest rate risk by various means including "Gap" management and internally developed models and reports. The Bank of Lancaster County also utilizes Sheshunoff Interest Rate Risk management services and IBAA investment portfolio valuation services to enhance risk exposure review. Interest repricing of assets and liabilities is measured over future time periods, interest rate sensitivity gaps. While all time gaps are measured, management's primary focus is the cumulative gap through one year, as this time frame directly impacts net interest income in the near term time horizon and is most difficult to make reactive adjustment to actual rate movements.

     Sterling Financial Corporation has various investments structured to change investment yield with current market conditions. Assets subject to repricing include federal funds sold (repricing daily), loans floating to "treasury bill" indexes (repricing monthly) and loans tied to "prime" or other indexes subject to immediate change. Other factors effecting income are maturing and contracted repayments and prepayments of existing loans and investments. These cash flows will be re-invested at current market yields.

    Sterling Financial Corporation's funding liabilities, customer deposits and borrowed funds, have more complex repricing characteristics, since interest bearing deposits are subject to rate change but are not specifically indexed to "prime" or "treasury" indexes. Time certificates and borrowed money are subject to interest rate change at maturity. Sterling Financial Corporation deposit funding is essentially comprised of "core" deposits that have been historically loyal and stable, and these deposits, with the exception of certificates of deposit, have not been rate sensitive. All interest rates do not move in full and equal amounts for loans and deposits. Deposit rates historically lag loans in rate movement, and rate movement occurs to a smaller degree for deposits than loans. Modeling is used to forecast projected impact to the net interest margin as a result of rate movements, either increasing or decreasing. Historic pricing correlations are calculated for all interest-bearing deposit products for rate change repricing impact as - immediate, monthly, and annually over a five year time period. Management's view of interest rate sensitivity reflects a calculated interpretation of net interest margin exposure to rate changes. Pricing correlations are constantly refined by management. There is no guarantee that past history will accurately reflect future changes.

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


Item 1 - Legal Proceedings.


     As of June 30, 1999, there were no material pending legal proceedings, other than ordinary routine litigation incidental to business, to which Sterling Financial Corporation or its subsidiaries are a party or of which any of their property is the subject.


Item 4 - Submission of Matters to a Vote of Security Holders


    The Annual Meeting of Shareholders of Sterling Financial Corporation was held on April 27, 1999. The following individuals were elected to Sterling Financial Corporation's Board of Directors to hold office for the terms specified:

                      For a Term of One Year

             Nominee               In Favor              Withheld
    W. Garth Sprecher             5,137,790               39,445

             Nominee               In Favor              Withheld
    Joan R. Henderson           5,128,864               48,371
    Calvin G. High              5,139,629               37,606
    David E. Hosler             5,127,816               49,419
    E. Glenn Nauman             5,138,645               38,590

    There are seven continuing directors whose terms office will expire at the 2000 or 2001 Annual Meeting. They are as follows:

         Richard H. Albright, Jr.     J. Roger Moyer, Jr.
         Robert H. Caldwell           John E. Stefan
         Howard E. Groff, Jr.         Glenn R. Walz
         J. Robert Hess

    The results of the voting on the following additional item was as follows:

         Proposal to ratify the selection of Trout, Ebersole & Groff as Sterling Financial Corporation's independent certified public accountants for the year ending December 31, 1999.

                 Votes For        Votes Against        Abstentions
                 5,141,348            10,721              25,163



Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

         21. Subsidiaries of the Registrant

         27. Financial Data Schedule

     (b) REPORTS ON FORM 8-K

            A report on Form 8-K dated June 15, 1999 was filed July 1, 1999 pursuant to Item 5 and Item 7 on Form 8-K filing, as Exhibit
            99, a copy of a Sterling Financial Corporation press release announcing the consummation of the acquisition of Northeast Bancorp, Inc., a Delaware corporation and a Maryland bank holding company and its wholly-owned subsidiary, The First National Bank of North East based in North East, Maryland.



                            Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Sterling Financial Corporation


Date: August 13, 1999                    By:
                                           John E. Stefan
                                           Chairman of the Board, President
                                           and Chief Executive Officer

Date: August 13, 1999                    By:
                                           Jere L. Obetz
                                           Executive Vice President/Treasurer
                                           Chief Financial Officer



                           EXHIBIT 21
                  SUBSIDIARIES OF THE REGISTRANT

     The following are the subsidiaries of Sterling Financial Corporation:


          Subsidiary                State of Incorporation or Organization

  Bank of Lancaster County, N.A. Pennsylvania (National Banking Association) 1 East Main Street
  P.O. Box 0300
  Strasburg, PA  17579

  Town & Country, Inc.  (Wholly-owned              Pennsylvania
  Subsidiary of Bank of Lancaster
  County, N.A.)
  1097 Commercial Avenue
  East Petersburg, PA 17520

  T & C Leasing, Inc.                              Pennsylvania
  1097 Commercial Avenue
  East Petersburg, PA   17520

  Northeast Bancorp, Inc.                          Delaware
  14 S. Main Street
  North East, Maryland  21901

  The First National Bank of North East            Maryland
  (Wholly-owned Subsidiary of Northeast
  Bancorp, Inc.)
  14 S. Main Street
  North East, Maryland  21901

  Sterling Mortgage Services, Inc.                 Pennsylvania
  101 North Point Boulevard
  Lancaster, PA  17601-4133
  (Presently inactive)