Form 10-Q
period 1999-09-30
STERLING FINANCIAL CORP /PA/
filed 1999-11-15
CIK 811671

FORM 10-Q

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549
  (Mark One)
      X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


  For the quarterly period ended September 30, 1999

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

  Common Stock, $5.00 Par Value-7,146,105 shares outstanding as of November 1, 1999.

           Sterling Financial Corporation and Subsidiaries

                                  Index

  PART I - FINANCIAL INFORMATION                                      Page

  Item 1 - Financial Statements (Unaudited)


           Consolidated Balance Sheets
           as of September 30, 1999, December 31, 1998,
           and September 30, 1998.                                       3

           Consolidated Statements of Income
           for the Three and Nine Months ended September 30, 1999
           and 1998.                                                     4


           Consolidated Statements of Cash Flows
           for the Nine Months ended
           September 30, 1999 and 1998.                                  5

           Notes to Consolidated Financial
           Statements.                                                   6



  Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         9

  Item 3 - Quantitative and Qualitative Disclosures about Market
             Risk                                                       21

  PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings                                            23

  Item 6 - Exhibits and Reports on Form 8-K                             23

  Signature Page                                                        24





                    Part I - Financial Information
           Sterling Financial Corporation and Subsidiaries
               Consolidated Balance Sheets (Unaudited)

                                            September 30, December 31, September 30,
(Dollars in thousands)                          1999          1998         1998
ASSETS
Cash and due from banks......................$  45,020    $   38,716   $   36,340
Interest-bearing deposits in other banks.....    1,095           557           44
Federal funds sold...........................    3,830        31,830       20,255
Mortgage loans held for sale.................    1,839         6,005        1,581
Investment Securities::
 Securities held to maturity (fair value-
  $53,619; $66,290; $70,152).................   53,461        64,408       68,239
 Securities available for sale...............  207,328       189,300      174,923
Loans........................................  645,556       592,362      588,314
  Less: Unearned income......................      (29)         (110)        (157)
        Allowance for loan losses............   (8,196)       (8,070)      (8,296)
                                             ---------     ---------    ---------
Loans, Net...................................  637,331       584,182      579,861
                                             ---------     ---------    ---------
Premises and equipment.......................   24,077        24,722       24,520
Other real estate owned......................       85           180          189
Accrued interest receivable..................    7,317         6,524        6,518
Other assets.................................   59,020        54,630       49,116
                                             ---------     ---------    ---------
TOTAL ASSETS................................$1,040,403    $1,001,054   $  961,586
                                             =========     =========    =========
LIABILITIES
Deposits:
  Noninterest-bearing.......................$  120,020    $  108,709   $  105,637
  Interest-bearing..........................   769,059       746,347      722,949
                                             ---------     ---------    ---------
TOTAL DEPOSITS..............................   889,079       855,056      828,586
                                             ---------     ---------    ---------
Interest-bearing demand notes issued to
   U.S. Treasury............................     3,731         1,558        4,454
Other liabilities for borrowed money........    42,089        34,103       25,473
Accrued interest payable....................     4,340         4,357        4,484
Other liabilities...........................    11,232        16,995       11,607
                                             ---------     ---------    ---------
TOTAL LIABILITIES...........................   950,471       912,069      874,604
STOCKHOLDERS' EQUITY                         ---------     ---------    ---------
Common Stock - (Par Value: $5.00)
  No. Shares authorized: 35,000,000
  No. Shares issued:
     8,935,851; 7,148,681; 7,149,681
  No. Shares outstanding:
     8,908,591; 7,117,795; 7,118,407.........   44,679        35,743       35,748
Capital Surplus..............................   13,695        23,380       23,408
Retained Earnings............................   32,425        26,308       24,831
Accumulated other comprehensive income(loss).      (24)        4,738        4,193
Less: Treasury Stock
  (27,260; 30,886; 31,274) - at cost.........     (843)       (1,184)      (1,198)
                                             ---------     ---------    ---------
TOTAL STOCKHOLDERS' EQUITY...................   89,932        88,985       86,982
TOTAL LIABILITIES AND STOCKHOLDERS'          ---------     ---------    ---------
  EQUITY....................................$1,040,403   $ 1,001,054  $   961,586
                                             =========    ==========   ==========

See accompanying notes to financial statements

                      Part 1 - Financial Information
             Sterling Financial Corporation and Subsidiaries
              Consolidated Statements of Income (Unaudited)
                                                     Three Months Ended         Nine Months Ended
                                                        September 30,              September 30,
(Dollars in thousands, except per share data)         1999         1998          1999         1998
INTEREST INCOME
 Interest and fees on loans......................$   13,456   $   12,894    $   38,846   $   38,545
 Interest on deposits in other banks..............       88            1           104            2
 Interest on federal funds sold...................      173          366           620          956
 Interest and dividends on investment securities:
     Taxable......................................    2,507        2,499         7,694        7,195
     Tax-exempt...................................    1,026          900         2,983        2,595
     Dividends on stock...........................       87           64           219          187
                                                  ---------    ---------     ---------    ---------
TOTAL INTEREST INCOME.............................   17,337       16,724        50,466       49,480
                                                  ---------    ---------     ---------    ---------
INTEREST EXPENSE
  Interest on time certificates of deposit of
   $100,000 or more...............................      450          486         1,253        1,559
  Interest on all other deposits..................    6,417        6,814        18,850       19,652
  Interest on demand notes issued to the
    U.S. Treasury....... .........................       35           45            88          105
  Interest on other borrowed money................      631          447         1,639        1,427
                                                  ---------    ---------     ---------    ---------
TOTAL INTEREST EXPENSE............................    7,533        7,792        21,830       22,743
                                                  ---------    ---------     ---------    ---------
NET INTEREST INCOME...............................    9,804        8,932        28,636       26,737
  Provision for loan losses.......................      142          205           382          941
                                                  ---------    ---------     ---------    ---------
NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES....................................    9,662        8,727        28,254       25,796
                                                  ---------    ---------     ---------    ---------
OTHER OPERATING INCOME
   Income from fiduciary activities...............      579          455         1,700        1,395
   Service charges on deposit accounts............      866          815         2,520        2,372
   Other service charges, commissions and fees....      538          539         1,509        1,431
   Mortgage banking income........................      200          478         1,088        1,599
   Income from sales of assets....................     none          138          none        1,339
   Other operating income.........................    1,257        1,127         3,796        3,372
   Gains (Losses) on securities transactions......       50         none           576         none
                                                  ---------    ---------     ---------    ---------
TOTAL OTHER OPERATING INCOME.....................     3,490        3,552        11,189       11,508
                                                  ---------    ---------     ---------    ---------
 OTHER OPERATING EXPENSES
   Salaries and employee benefits................     5,094        4,682        14,935       14,341
   Net occupancy expense.........................       530          602         1,645        1,774
   Furniture and equipment expense...............       824          762         2,405        2,221
   Other operating expenses......................     2,173        2,206         6,932        6,178
                                                  ---------    ---------     ---------    ---------
TOTAL OTHER OPERATING EXPENSES...................     8,621        8,252        25,917       24,514
                                                  ---------    ---------     ---------    ---------
   Income before income taxes....................     4,531        4,027        13,526       12,790
   Applicable income taxes.......................     1,249        1,022         3,472        3,364
                                                  ---------    ---------     ---------    ---------
NET INCOME.......................................$    3,282   $    3,005    $   10,054   $    9,426
                                                  =========    =========     =========    =========
Earnings per common share:
 Net Income (basic)..............................$      .37   $      .34    $     1.13   $     1.06
 Net Income (diluted)............................       .37          .34          1.13         1.05
Cash dividends declared per common share.........$      .18   $      .17    $      .54   $      .50

       Consolidated Statements of Comprehensive Income (Unaudited)
Net Income.......................................$    3,282   $    3,005    $   10,054   $    9,426
Other comprehensive income, net of tax:
 Unrealized gains (losses) on securities
  available-for-sale arising during period......       (700)         698        (4,382)       1,301
 Reclassification adjustment for (gains) losses
  included in net income........................        (33)        none          (380)        none
                                                  ---------    ---------     ---------    ---------
Other comprehensive income (loss)...............       (733)         698        (4,762)       1,301
                                                  ---------    ---------     ---------    ---------
COMPREHENSIVE INCOME............................ $    2,549   $    3,703    $    5,292   $   10,727
                                                  =========    =========     =========    =========

 See accompanying notes to financial statements

                    Part I - Financial Information
           Sterling Financial Corporation and Subsidiaries
          Consolidated Statements of Cash Flows (Unaudited)
                                                                  Nine Months Ended
                                                                     September 30,
(Dollars in thousands)                                             1999         1998
Cash Flows from Operating Activities
  Net Income.................................................$    10,054    $   9,426
  Adjustments to reconcile net income to net cash
   provided by/(used in) operating activities:
     Depreciation............................................      1,851        1,695
     Accretion and amortization of investment securities.....        470          250
     Provision for possible loan and lease losses............        382          941
     (Gain) loss on disposition of property and equipment....         (7)          (3)
     (Gain) loss on sales of securities......................       (576)        none
     (Gain) loss on sale of mortgage loans...................       (360)        (434)
     Proceeds from sales of mortgage loans...................     50,866       59,996
     Origination of mortgage loans held for sale.............    (46,340)     (60,351)
     Change in operating assets and liabilities:
       (Increase) decrease in accrued interest receivable....       (793)        (552)
       (Increase) decrease in other assets...................     (4,067)      (4,635)
        Increase (decrease) in accrued interest payable......        (17)         449
        Increase (decrease) in other liabilities.............     (3,285)      (3,184)
                                                               ---------     --------
  Net cash provided by/(used in) operating activities........      8,178        3,598
Cash Flows from Investing Activities
 Proceeds from interest-bearing deposits in other banks......        310          332
 Purchase of interest-bearing deposits in other banks........       (848)        (361)
 Proceeds from sale of investment securities ................        589         none
 Proceeds from maturities of investment securities...........     36,488       42,262
 Purchase of investment securities...........................    (51,292)     (66,877)
 Federal funds sold, net.....................................     28,000        8,695
 Net loans and leases made to customers......................    (53,759)     (22,744)
 Purchases of premises and equipment.........................     (1,231)      (1,929)
 Proceeds from sale of premises and equipment................         32           14
                                                               ---------    ---------
  Net cash provided by/(used in) investing activities........    (41,711)     (40,608)
Cash Flows from Financing Activities
 Net increase (decrease) in demand deposits,
  NOW and savings accounts...................................     10,319       15,789
 Net increase (decrease) in time deposits....................     23,704       29,500
 Net increase (decrease) in interest-bearing demand
  notes issued to the U.S. Treasury..........................      2,173        1,454
 Proceeds from borrowings....................................     28,130        6,280
 Repayments of borrowings....................................    (20,144)     (13,119)
 Proceeds from issuance of common stock......................       none           83
 Cash dividends paid.........................................     (4,710)      (4,209)
 Cash paid in lieu of fractional shares......................       none          (40)
 Acquisition of treasury stock...............................       none       (2,508)
 Proceeds from issuance of treasury stock....................        365        1,743
                                                               ---------    ---------
   Net cash provided by/(used in) financing activities.......     39,837       34,973
  Increase (decrease) in cash and due from banks.............      6,304       (2,037)
Cash and due from banks::
 Beginning...................................................     38,716       38,377
                                                               ---------    ---------
 Ending......................................................$    45,020   $   36,340
                                                               =========    =========
Supplemental Disclosure of Cash Flow Information:
Cash payments for:
  Interest paid to depositors and on borrowed money..........$    21,847   $   22,294
  Income taxes...............................................      3,613        3,374

Supplemental Schedule of Noncash Investing
 and Financing Activities
Other Real Estate acquired in settlement of loans............        228          319

See accompanying notes to financial statement
                 Part I - Financial Information

Sterling Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements of Sterling Financial Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

     The consolidated financial statements of Sterling Financial Corporation include the accounts of its wholly owned subsidiaries, Bank of Lancaster County, N.A. and its wholly owned subsidiary, Town & Country, Inc., T & C Leasing, Inc., Northeast Bancorp, Inc. and its subsidiary, The First National Bank of North East and Sterling Mortgage Services, Inc. Sterling Mortgage Services, Inc. is presently inactive. All significant intercompany transactions are eliminated in the consolidation.

Note 2 - Earnings Per Share

     Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding which were 8,906,628 and 8,930,960 for 1999 and 1998. Diluted earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding plus all dilutive potential common shares outstanding during the period which were 8,928,892 and 8,956,762 for 1999 and 1998.

     All earnings per share information has been restated to reflect the effect of a 5% stock dividend paid in June 1998 and the 5-for-4 stock split effected in the form of a 25% stock dividend declared in August 1999 and payable November 15, 1999.

Note 3 - Dividends Declared

     The cash dividend declared for the third quarter of 1999 amounted to $.18 per share while the cash dividend for the third quarter of 1998 amounted to $.17 per share. Per share dividend amounts have been restated to reflect the effect of the 5% stock dividend paid in June 1998 and the 5 for 4 stock split effected in the form of a 25% stock dividend declared in August 1999 and payable November 15, 1999.

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

     The commercial and retail bank segment consists of all the general banking of Sterling Financial Corporation. Leasing includes the vehicle and equipment leasing of Town and Country, Inc. and T & C Leasing, Inc. Mortgage banking includes the origination, sales and servicing of mortgages. The trust and investment services segment is the trust department of Bank of Lancaster County, N.A.

            Segment Information - September 30, 1999
                         (In thousands)

                     Commercial    Town &                 Trust &     Total
                      & Retail     Country    Mortgage  Investment  Sterling
                       Banking     Leasing     Banking   Services   Financial
Interest Income......$ 42,927   $   4,655   $   2,883   $   none   $   50,466
Interest Expense.....  19,440       1,566        none        824      21,830
Intersegment Revenue.   4,446      (3,067)     (2,364)       985        none
Direct Revenue.......   5,252       3,214       1,106      1,617      11,189
Direct Expense.......  22,352       2,376         291      1,280      26,299
                      -------     -------     -------    -------    --------
Profit before tax....  10,834         860       1,334        498      13,525

Total Assets......... 869,829     117,286      53,287    576,278   1,616,681
Expeditures for long-
 lived assets........   1,145          55           2         29       1,231
Depreciation and
 amortization........   1,652         154          14         32       1,851
Income taxes.........   2,505         344         453        169       3,472

     Not included in the above information under the leasing segment are expenditures for long-lived assets consisting of operation leases of $13,024,880 and depreciation of $10,174,528.

     The following is a reconcilement of total assets as reported on the accompanying financial statements.

      ASSETS (In thousands)
      Reportable segments...............................$ 1,616,681
       Less: Trust assets not included on
          consolidated financial statements.............    576,278
      Total assets......................................$ 1,040,403
                                                        ===========

Note 5 - Merger and Acquisition Activity

     On June 15, 1999, Sterling Financial Corporation completed the acquisition of Northeast Bancorp, Inc., the parent company of The First National Bank of North East, based in Maryland. Northeast Bancorp is an $84 million bank holding company for The First National Bank of North East, with 4 branches located in Cecil County, Maryland. The First National Bank of North East will continue to operate as a separate bank.

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

                                      June 30, 1999
(In thousands, except per share data)                Sterling
                             Sterling   Northeast  Consolidated
Net interest income           $16,945     $1,887      $18,832
Net income                    $ 6,437     $  335      $ 6,772
Dividends declared            $ 2,986     $   85      $ 3,071
Earnings per share - basic    $   .80     $  .79      $   .76
Earnings per share - diluted  $   .80     $  .79      $   .76

     The effect of the Northeast merger on the corporation's previously reported revenue, net income, dividends declared and earnings per share for the nine months ended September 30, 1998 follows:

                                   September 30, 1998
(In thousands, except per share data)                Sterling
                             Sterling   Northeast  Consolidated
Net interest income           $23,995     $2,742      $26,737
Net income                    $ 8,888     $  538      $ 9,426
Dividends declared            $ 4,004     $  205      $ 4,209
Earnings per share - basic    $  1.10     $ 1.27      $  1.06
Earnings per share - diluted  $  1.10     $ 1.27      $  1.05

     Per share amounts have been restated to reflect the impact of the 5-for-4 stock split effected in the form of a 25% stock dividene in August 1999 and payable November 15, 1999.

                 Part I - Financial Information

Sterling Financial Corporation and Subsidiaries

Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion provides management's analysis of the consolidated financial conditions and results of operations of Sterling Financial Corporation and its subsidiaries, Bank of Lancaster County, N.A. and its subsidiary, Town & County, Inc., T & C Leasing, Inc., Northeast Bancorp, Inc. and its subsidiary, The First National Bank of North East and Sterling Mortgage Services, Inc., which is presently inactive.

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

     On June 15, 1999, Sterling Financial Corporation completed the acquisition of Northeast Bancorp, Inc., the parent company of The First National Bank of North East, based in Maryland. Northeast Bancorp is an $84 million bank holding company for The First National Bank of North East, with 4 branches located in Cecil County, Maryland. The First National Bank of North East will continue to operate as a separate bank.

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

Financial Condition

     Total assets at September 30, 1999 amounted to $1,040,403,000 which represents an increase of 8.2% over the $961,586,000 at September 30, 1998. Total assets at September 30, 1999 increased $39,349,000 or 3.9% over the $1,001,054,000 at December 31, 1998.

     The investment securities portfolio reflects a 7.2% increase of $17,627,000 during the twelve month period September 30, 1998 to September 30, 1999. Sterling Financial Corporation has segregated its investment securities into two categories: those held-to-maturity and those available-for-sale. During the first nine months of 1999, there was in increase in investment securities in the amount of $7,081,000 or 2.8% from the $253,708,000 reported at December 31, 1998. The amount of unrealized gains included in the available-for-sale category at December 31, 1998 was $7,183,000, while at September 30, 1998 it was $6,357,000. At September 30, 1999, there were unrealized losses of $56,000.

     Net loans have grown from $584,182,000 to $637,331,000 during the nine month period ended September 30, 1999. This represents an increase of 9.1% since December 31, 1998. Net loans increased from $579,861,000 at September 30, 1998 to $637,331,000 at September 30, 1999. This represents an increase of $57,470,000 or 9.9%.

     Federal funds sold amounted to $3,830,000 at September 30, 1999 compared to $20,255,000 at September 30, 1998 and $31,830,000 at December 31, 1998.

     Premises and equipment decreased $443,000, or 1.8%, from $24,520,000 at September 30, 1998 to $24,077,000 at September 30, 1999. During the first nine months of 1999, total premises and equipment decreased $645,000, or 2.6%, from $24,722,000 at December 31, 1998. Depreciation expense for the period September 30, 1998 to September 30, 1999 was greater than the net acquisition of premises and equipment which resulted in the decrease in premises and equipment for that period of time.

     Total deposits increased $60,493,000 or 7.3% from $828,586,000 at September 30, 1998 to $889,079,000 at September 30, 1999. During the first nine months of 1999, total deposits increased $34,023,000 or 4% from the $855,056,000 reported at December 31, 1998. Noninterest bearing deposits increased $14,383,000, or 13.6%, from $105,637,000 at September 30, 1998 to
$120,020,000 at September 30, 1999. During the same period, interest bearing deposits increased $46,110,000 or 6.4%. Noninterest bearing deposits increased $11,311,000, or 10.4%, during the first nine months of 1999 while interest bearing deposits increased $22,712,000, or 3%.

     Stockholders' equity increased $2,950,000 or 3.4% from the $86,982,000 reported at September 30, 1998 to $89,932,000 at September 30, 1999. There was an increase of $947,000 or 1.1% from the $88,985,000 reported at December 31, 1998. Although stockholders' equity increased in the period ended September 30, 1999 compared to the other periods recorded, the increase was modest due to net unrealized losses totalling $4,762,000 on available-for-sale securities during the first nine months of 1999. Net unrealized gains or losses on available-for-sale securities is included in accumulated other comprehensive income. Regulatory authorities exclude the net unrealized holding gains and losses on available-for-sale securities from the definition of common stockholders' equity for regulatory capital purposes. The capital ratios reflect that exclusion. Total stockholders' equity to total assets at September 30, 1999 was 8.65% compared to 8.67% at September 30, 1998 and 8.48% at December 31, 1998.

     Federal regulatory authorities issued risk-based capital guidelines applicable to banks and bank holding companies in an effort to make regulatory capital more responsive to the risk exposure related to various categories of assets and off-balance sheet items. These guidelines require that banking organizations meet a minimum risk-based capital, define the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of capital requirements. The components of total capital are called Tier 1 and Tier 2 capital. Tier 1 capital is the shareholders' equity and Tier 2 capital is the allowance for loan losses. The risk-based capital ratios are computed by dividing the components of capital by risk-weighted assets. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet items. Regulatory authorities exclude the net unrealized holding gains and losses on available-for-sale securities from the definition of common stockholders' equity for regulatory capital purposes. However, national banks will continue to deduct unrealized losses on equity securities in their computation of Tier 1 capital. Therefore, national banks will continue to report the net unrealized holding gains and losses on available-for-sale securities in the reports of condition and income submitted to federal regulators as required by Statement of Financial Accounting Standards No. 115 and the financial reports prepared in accordance with generally accepted accounting principles, but will exclude these amounts from calculations of Tier 1 capital. In addition, national banks should use the amortized cost of available-for-sale debt securities, as opposed to fair value, to determine the average total assets as well as the risk-weighted assets used in the calculations of the leverage and risk-based capital ratios. The ratios below reflect the above definition of common stockholders' equity which included common stock, capital surplus and retained earnings, less net realized holding losses on available-for-sale equity securities with readily determinable fair values. The guidelines require Tier 1 capital of at least 4% and total capital of 8% of risk-weighted assets. The Tier 1 capital ratio was 10.33% and the total risk-based capital ratio was 11.29% at September 30, 1999 while the Tier 1 capital ratio was 9.90% and the total risk-based capital ratio was 11.06% at September 30, 1998.

     The following table reflects the various capital ratios for the periods indicated:

                September 30, 1999   December 31, 1998   September 30, 1998

  "Statement"
Equity Capital         8.65%              8.48%                8.67%
Primary and
 Total Capital         9.36%              9.21%                9.45%

  "Risk-based"
Tier 1 Capital        10.33%              9.93%                9.90%
Total Capital         11.29%             11.12%               11.06%


     Changes in the Allowance for Loan Losses for the nine months ended September 30, 1999 and 1998 were as follows:

                                           1999                  1998
   (In thousands)
   Balance at January 1                  $ 8,070               $ 8,142
   Provision for loan losses
     charged to operating expenses           382                   941
                                         -------               -------
                                           8,452                 9,083
                                         -------               -------
   Losses charged to allowance               429                 1,004
   Recoveries credited to allowance          173                   217
                                         -------               -------
   Net charge-offs                           256                   787
                                         -------               -------
   Balance at September 30,              $ 8,196               $ 8,296
                                         =======               =======
Allowance as a percent of
        period-end loans                   1.27%                 1.41%

    The net charge-offs for the first nine months of 1999 were within Sterling Financial Corporation's expectations and management is of the opinion that the allowance for loan losses is adequate. Management makes a determination at least quarterly as to the appropriate provision necessary to maintain an adequate allowance for potential loan losses. The amount of provision made is based upon a variety of factors including a specific allocation by individual credits, loss experience for classified loans using migration analysis, loss experience for homogenous loan pools, levels and trends in delinquency, specific non-accruing and problem loans, evaluation of economic conditions and forecasts and other factors deemed appropriate by management. While there can be no assurance that material amounts of additional loan loss provisions will not be required in the future, management believes that, based upon information presently available, the amount of the allowance for possible loan losses is adequate.

     The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans:

                        September 30,     December 31,       September 30,
(In thousands)              1999              1998               1998
Nonaccrual loans           $  454            $  908             $1,170
Accruing loans, past
 due 90 days or more       $  491            $  655             $  689
Restructured loans         $1,969            $1,993             $2,001

Non-performing loans
 to total loans              .45%              .60%               .66%
Allowance for loan losses
 to non-performing loans   281.3%            226.9%             214.9%

     The general policy has been to cease accruing interest on loans when it is determined that a reasonable doubt exists as to the collectibility of additional interest. Interest income on these loans is only recognized to the extent payments are received. If interest income had been recorded on such loans for the periods indicated, such interest income would have been increased by approximately $80,000 and $100,000 for the nine months ended September 30, 1999 and 1998 respectively, and $87,000 for the year ended December 31, 1998. Interest income recorded on the nonaccrual loans in 1998 was $500. There was no interest income recorded on the nonaccrual loans in 1999. Potential problem loans are loans which are included as performing loans, but for which possible credit problems of the borrower causes management to have doubts as to the ability of such borrower to comply with present repayment terms and which may eventually result in disclosure as a non-performing loan. At September 30, 1999, there were no such loans that had to be disclosed as potential problem loans.

     A loan is categorized as restructured if the original interest rate on the loan, repayment terms or both are restructured due to a deterioration in the financial condition of the borrower. The restructured loans listed is the restructure of a series of loans to one borrower. There are no commitments to lend additional funds to this borrower in relation to the restructured loans. In the case of the above referenced loans, the loans are secured by real estate. The loans are current and have performed in accordance with contractual terms, both prior to and after the restructure. Accrual of interest on these loans continues.

     Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures", an amendment of Statement of Financial Accounting Standards No. 114, was implemented at the beginning of 1995. Impaired loans has been defined as all loans on nonaccrual status and troubled debt restructured loans, except those specifically excluded from the scope of Statement of Financial Accounting Standards No. 114, regardless of the credit grade assigned by loan review.
All impaired loans were measured by utilizing the fair value of the collateral for each loan. When the measure of an impaired loan is less than the recorded investment in the loan, the Bank will compare the impairment to the existing allowance assigned to the loan. If the impairment is greater than the existing allowance, the Bank will adjust the existing allowance to reflect the greater amount or take a corresponding charge to the provision for loan and lease losses. If the impairment is less than the existing allowance for a particular loan, no adjustments to the allowance or the provision for loan and lease losses will be made. There was no adjustment necessary for the impaired loans for the period indicated.

     The average amount of impaired loans was $2,470,000 for the third quarter of 1999 and $3,162,000 for the third quarter of 1998, while the average for
the year 1998 was $3,139,000.                .

     The following table presents information concerning impaired loans for the periods indicated:

                                    September 30,  December 31,  September 30,
                                        1999          1998           1999
Gross impaired loans which have
  allowances...........................$2,423        $2,901         $3,171
Less: Related allowances for
  loan losses..........................  (116)         (140)          (151)
                                       ------        ------         ------
Net impaired loans.....................$2,307        $2,761         $3,020
                                       ======        ======         ======

     At September 30, 1999, there were no concentrations exceeding 10% of total loans. A concentration is defined as amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly affected by changes in economic or other conditions. There were no foreign loans outstanding at September 30, 1999.

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

     Management has initiated an enterprise-wide program to prepare Sterling Financial Corporation's computer systems and applications for the Year 2000. Sterling Financial Corporation has developed a comprehensive inventory of all:

       mainframe and PC based applications,
       third-party relationships,
       environmental (bank vaults, VCRs, security systems, etc.) and proprietary programs.

     This assessment identified 231 systems or processes and 402 proprietary programs, which could be impacted by the century date change.

     The 402 proprietary programs consist of management reporting, interface programs, and bridge programs. Previous disclosure indicated 493 proprietary programs. It has been determined that 91 programs are obsolete and have been removed. Therefore, as of September 30, 1999, Sterling Financial Corporation has remediated 100% of these programs.

     In January of 1997, Sterling Financial Corporation began converting its computer systems to be Year 2000 ready. As of September 30, 1999, testing has been completed and 100% of the systems are century-date ready.

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

Costs of Year 2000

     As of September 30, 1999, $317,000 has been expended as Year 2000 costs. Management expects to spend a total of approximately $352,000 for the entire project. The estimated Year 2000 project costs include the costs and time associated with the impact of third-parties' Year 2000 issues, and are based on presently available information. The total cost of the project is being funded through operating cash flows. Sterling Financial Corporation continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. Accordingly, Sterling Financial Corporation does not expect the amounts required to be expensed over the next 3 months to have a material effect on the financial position or results of operations. However, if readiness is not achieved in a timely manner by Sterling Financial Corporation or any of its significant related third-parties, be it a supplier of services or customer, the Y2K issue could possibly have a material effect on Sterling Financial Corporation's operations and financial position.

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

     Sterling Financial Corporation's senior management and Board of Directors approved this Year 2000 Contingency Plan in July of 1999. We believe that the approach and recovery scenarios are realistic options that will meet the requirements of the institution and the market we serve.

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

Three months ended September 30, 1999 compared to three months ended September 30, 1998

     Net income for the third quarter of 1999 amounted to $3,282,000 compared to $3,005,000 for the third quarter of 1998. This represents an increase of $277,000 or 9.2%. On a per share basis, both basic and diluted, income was $.37 compared to $.34.

     Total interest income increased $613,000 or 3.7% while total interest expense decreased $259,000 or 3.3%. Increased volumes in loans was primarily responsible for an increase in interest and fees on loans of $562,000 or 4.4% over 1998. Interest on deposits with banks reflects an increase of $87,000, while interest on federal funds sold decreased $193,000 as a result of decreased volumes. Income on investment securities increased $157,000 or 4.5% in 1999 as a result of increased volumes in various investment securities.

     Total interest expense amounted to $7,533,000 for this period compared to $7,792,000 for the same period last year. This represents a decrease of $259,000 or 3.3%. Interest paid on time certificates of deposit of $100,000 or more decreased $36,000 in 1999 over the same period in 1998, while interest paid on all other deposits decreased $397,000 or 5.8%. Interest bearing deposits increased over $46 million from the same period in 1998. However, lower interest rates generated a decrease in interest expense on these deposits. Interest expense on other interest bearing liabilities increased $174,000 during the same period of time as a result of increased volumes.

     Net interest income increased $872,000 in 1999 over 1998.

     The provision for possible loan losses decreased $63,000 from a charge of $205,000 in 1998 to $142,000 in 1999. The provision reflects the amount deemed appropriate by management to provide an adequate reserve to meet the present and foreseeable risk characteristics of the loan portfolio.

     Total other operating income decreased $62,000 or 1.7%. Income from fiduciary activities increased $124,000 or 27.3% as a result of increased volumes of assets managed by the Trust and Investment Services Division. Service charges on deposit accounts increased $51,000 or 6.3% while other various service charges decreased $1,000. Mortgage banking income decreased $278,000 as a result of decreased volumes of originations and subsequent sales as interest rates increased during the period, resulting in less consumer refinancings. Other operating income reflected an increase of $130,000 or 11.5%. Gains on securities transactions for 1999 was $50,000, versus no gains in 1998. Included in total other operating income in 1998 was $138,000, an additional gain from the sale of the Bank of Lancaster County's credit card portfolio in the second quarter of 1998.

     Total other operating expenses rose $369,000 or 4.5% over the same period last year. There was an increase of $412,000 in salaries and employee benefits over the same period in 1998, due primarily to increases in staff, as well as increases in wages and increased costs of employee benefits.
Occupancy and furniture and equipment expense decreased $10,000 while other operating expenses decreased $33,000.

      Applicable income taxes increased $227,000. The effective tax rate was 27.6% for the third quarter of 1999 compared to 25.4% for 1998. The reason for the increase in the effective tax rate was due to non-deductible merger expenses associated with the Northeast merger, partially offset by higher levels of the tax-exempt interest income.

Nine months ended September 30, 1999 compared to nine months ended September 30, 1998

     Net income increased from $9,426,000 in September 30, 1998 to $10,054,000 in September 30, 1999. This represents an increase of $628,000 or 6.7%. Net income on a per share basis (basic) was $1.13 for nine months ended September 30, 1999 compared to $1.06 for the same period 1998. Diluted earnings per share was $1.13 for 1999 and $1.05 for 1998. Sterling's return on average assets was 1.32% for 1999 and return on average stockholders' equity was 15.35%.

     Total interest income increased $986,000 or 2%. Earning assets increased $59,753,000 or 7%. Loans increased over $57.2 million or 9.7%, while securities increased over $17.6 million or 7.2% over the same period last year. Increased volumes in loans and investment securities generated a major portion of the increase in interest income. Interest and fees on loans increased $301,000. Interest on deposits with banks increased $102,000 while interest on federal funds sold decreased $336,000. Federal funds sold decreased over $16 million during this time period. Interest on investment securities increased $919,000 as a result of increased volumes.

     Total interest expense amounted to $21,830,000 reflecting a decrease of $913,000 or 4% from the $22,743,000 reported in 1998. Interest-bearing deposits increased over $46 million or 6.4% from September 30, 1998 to September 30, 1999. Although there were increased volumes in deposits, lower interest rates generated a decrease of $1,108,000 in interest expense. Interest paid on other interest-bearing liabilities increased $195,000 primarily as a result of increased volumes.

     The provision for possible loan loss decreased $559,000 in 1999 over 1998. The provision for loan losses is based upon the monthly review of the loan portfolio and reflects the amount deemed appropriate by management to provide an adequate reserve to meet the present and foreseeable risk characteristics of the loan portfolio.

     Total other operating income decreased $319,000 or 2.8% during the first nine months of 1999 over the same period in 1998. Income from fiduciary activities increased $305,000 or 21.9% as a result on increased volumes of assets managed by the Trust and Investment Services Division. Service charges on deposit accounts increased $148,000 while other various service charges increased $78,000. Other operating income increased $424,000 or 12.6%. A major contributor to this increase was an increase in income on operating leases. Mortgage banking income decreased $511,000 as a result of decreased volumes of originations and subsequent sales. The major contributor to total other operating income in 1998 was a one-time earnings gain of $1,339,000 as a result of the sale of the Bank of Lancaster County's credit card portfolio. Gains on securities transactions amounted to $576,000 in 1999 while there were no gains in 1998.

          Total other operating expenses rose $1,403,000 or 5.7% over the same period last year. Increases of $594,000 in salaries and employee benefits, $55,000 in occupancy and furniture and equipment expense, and $754,000 in other operating expenses constitute the total increase. The increase in salaries and employee benefits was primarily due to increases in staff as well as increases in wages and increased costs of employee benefits. The expenses related to the acquisition of Northeast Bancorp, Inc. by Sterling Financial Corporation is reflected in the increase over 1998. Also contributing to the increase in other operating expenses were increases in education and training expense, MAC fees, professional services, PA Shares Tax, telephone expense and postage expense. The remaining increase during 1999 was due to normal increases in expenses related to the overall growth of Sterling Financial Corporation.

     Applicable income taxes amounted to $3,472,000 in 1999 compared to $3,364,000 in 1998. The increase in taxes is due in part to increases in taxable income. The effective tax rate was 25.7% and 26.3% respectively for 1999 and 1998.


                 Part I - Financial Information

Quantitative and Qualitative Disclosures About Market Risk

Discussion of Market Risk and Interest Rate Sensitivity

    As a financial institution, the primary component of the Sterling Financial Corporation's market risk is interest rate volatility. Changes in interest rates will ultimately impact interest income from earning assets and the interest expense from funding sources, deposits and debt.

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

     Management endeavors to control the exposure of earnings to changes in interest rates. The asset/liability committee reviews interest rate risk by various means including '"Gap" management and internally developed models and reports. The Bank of Lancaster County also utilizes Sheshunoff Interest Rate Risk management services and IBAA investment portfolio valuation services to enhance risk exposure review. Interest repricing of assets and liabilities is measured over future time periods, interest rate sensitivity gaps. While all time gaps are measured, management's primary focus is the cumulative gap through one year, as this time frame directly impacts net interest income in the near term time horizon and is most difficult to make reactive adjustment to actual rate movements.

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

Item 1 - Legal Proceedings.

     As of September 30, 1999, there were no material pending legal proceedings, other than ordinary routine litigation incidental to business, to which the Corporation or its subsidiaries are a party or of which any of their property is the subject.

Item 6 - Exhibits and Reports on Form 8-K

     (a) EXHIBITS

               10.1 Change in Control Agreement, dated July 27, 1999
                    between Sterling Financial Corporation and Bank of Lancaster County and John E. Stefan
               10.2 Change in Control Agreement, dated August 4, 1999
                    between Sterling Financial Corporation and Bank of Lancaster County and J. Roger Moyer, Jr.
               10.3 Change in Control Agreement, dated July 30, 1999
                    between Sterling Financial Corporation and Bank of Lancaster County and Jere L. Obetz
               10.4 Change in Control Agreement, dated July 7, 1999
                    between Sterling Financial Corporation and Bank of Lancaster County and Thomas P. Dautrich
               10.5 Employment Agreement, dated July 27, 1999
                    between Sterling Financial Corporation and Bank of Lancaster County and John E. Stefan
               21. Subsidiaries of the Registrant
               27. Financial Data Schedule

     (b) REPORTS ON FORM 8-K -

     A report on Form 8-K dated August 24, 1999 was filed August 24, 1999 pursuant to Item 5 and Item 7 on Form 8-K filing, as Exhibit 99, a copy of a Sterling Financial Corporation press release announcing the declaration of a 5 for 4 stock split effected in the form of a 25% stock dividend to shareholders of record November 1, 1999 and payable on November 15, 1999. Also included in the press release was the announcement of the declaration of a $.23 per share cash dividend payable October 1, 1999, to shareholders of record September 16, 1999.


                              Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Sterling Financial Corporation


Date: November 15, 1999               By:/s/ John E. Stefan
                                         John E. Stefan
                                         Chairman of the Board, President
                                         and Chief Executive Officer

Date: November 15, 1999               By:/s/ Jere L. Obetz
                                         Jere L. Obetz
                                         Executive Vice President/Treasurer
                                         Chief Financial Officer

                                EXHIBIT 10.1

        Change in Control Agreement, dated July 27, 1999 between Sterling Financial Corporation and Bank of Lancaster County
                        and John E. Stefan


                   CHANGE IN CONTROL AGREEMENT


     THIS AGREEMENT ("Agreement") made as of the 27th day of July, 1999, between Sterling Financial Corporation, a Pennsylvania business corporation (the "Corporation"), Bank of Lancaster County, N.A., a national banking association (the "Bank" and, with the Corporation, the "Employers") and John
E. Stefan, an individual (the "Executive").


                           WITNESSETH:

     WHEREAS, the Executive is serving as a President & CEO of the Employers;
and

     WHEREAS, the Employers consider the continued services of the Executive to be in the best interest of the Employers and the shareholders of the Corporation; and

     WHEREAS, the Employers desire to induce the Executive to remain in the employ of their Employers on an impartial and objective basis in the event of a transaction pursuant to which a Change in Control (as defined in Section 2(c)) of the Employers occurs.

     NOW, THEREFORE, the parties hereto, intending to be legally bound hereby, agree as follows:

Term of Agreement. The term of this Agreement shall commence on the date hereof and terminate on December 31, 2002 unless the Executive's employment is sooner terminated as provided herein (as may be extended pursuant to this Agreement, the "Term"). On each December 31st hereafter, the Term shall automatically be extended for an additional calendar year unless either party gives written notice to the other, by no later than the preceding November 30th, that he or she does not concur in such extension. For the purposes of the preceding sentence, the Employers shall be considered one party.

Termination for Cause. Notwithstanding the provisions of Section 1(a), this Agreement will terminate automatically upon termination of the Executive's employment by his/her Employer for Cause. As used in this Agreement, the term "Cause" means:
prior to a Change in Control, termination for any reason;
and concurrent with or following a Change in Control, termination following
(A) the Executive's conviction or plea of guilty or nolo contendere to a felony, a crime of falsehood, or a crime involving fraud or moral turpitude, or the actual incarceration of the Executive for a period of 45 consecutive days, (B) the Executive's failure to follow the lawful instructions of the Employers after receipt of written notice of such instructions from an appropriate corporate official, other than a failure resulting from the Executive's incapacity because of physical or mental illness, or (C) a government regulatory agency recommends or orders in writing that the employment of the Executive be so terminated.

If the Executive's employment is terminated for Cause, his/her rights under this Agreement will cease as of the effective date of such termination.

Voluntary Termination, Retirement, or Death. Notwithstanding the provisions of Section 1(a), this Agreement will terminate automatically upon the voluntary termination of the Executive's employment (other than in accordance with Section 2), his/her retirement or his/her death. In any such event, the Executive's rights under this Agreement will cease as of the effective date of such termination; provided, however, that if the Executive dies after a Notice of Termination (as defined in Section 2(b)) is delivered by him/her in accordance with such section, the payments described in Section 3 will nonetheless be made to the person or persons determined pursuant to Section 9(b).

Disability. Notwithstanding the provisions of Section 1(a), this Agreement will terminate automatically upon the termination of the Executive's employment by reason of his/her Disability. In such event, the Executive's rights under this Agreement will cease as of the effective date of such termination; provided, however, that if the Executive becomes disabled after a Notice of Termination is delivered by him/her in accordance with Section 2(b), he/she will nonetheless be entitled to receive the payments described in
Section 3. As used in this Agreement, the term "Disability" means incapacitation, by accident, sickness or other wise, such that the Executive is rendered unable to perform the services required of his/her by him/her then position with the Employers for a period of six consecutive months. Termination Following a Change in Control

 (a) Termination For Good Reason After a Change in Control. If a Change in Control occurs and, in anticipation thereof, concurrently therewith or thereafter during the Term an event constituting Good Reason also occurs with respect to the Executive, he/she may terminate his/her employment in accordance with the provisions of Section 2(b) and, thereupon, will become entitled to the payments described in Section 3.

 (b) Notice of Termination. Upon the occurrence of a Change in Control and an event of Good Reason, the Executive may, within 90 days of the occurrence of any such event, resign from employment by a notice in writing ("Notice of Termination") delivered to the Bank, whereupon he/she will become entitled to the payments described in Section 3.
     In the case of a termination described in Clause (i) of Section 2(d), the Executive will confirm his/her involuntary termination, in writing, within 90 days of the date of such termination, and such confirmation will be deemed a Notice of Termination.

 (c) Change in Control Defined. As used in this Agreement, the term "Change in Control" means any of the following:

         any "person" (as such term is used in Sections
         13(d) and 14(d) (2) of the Securities and Exchange Act of 1934 (the "Exchange Act")), other than the Employers, a subsidiary of the Employers, an employee benefit plan of the Employers or a subsidiary of the Employers (including a related trust), becomes the beneficial owner (as determined pursuant to Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Employers representing more than 20% of the combined voting power of the Employers' then outstanding securities;

         the occurrence of, or execution of an agreement providing for, a sale of all or substantially all of the assets of the Employers to an entity which is not a direct or indirect subsidiary of the Employers;

         the occurrence of, or execution of an agreement providing for, a reorganization, merger, consolidation or similar transaction involving the Employers, unless (A) the shareholders of the Corporation immediately prior to the consummation of any such transaction will initially own securities representing a majority of the voting power of the surviving or resulting corporation, and (B) the directors of the Employers immediately prior to the consummation of such transaction will initially represent a majority of the directors of the surviving or resulting corporation; or

         any other event which is at any time irrevocably designated as a "Change in Control" for purposes of this Agreement by resolution adopted by a majority of the then non-employee directors of the Employers.

 (d) Good Reason Defined. As used in this Agreement, the term "Good Reason" means any of the following events:

         the involuntary termination of the Executive, other than an involuntary termination permitted in Sections 1(b) and (d);

          a reduction in the Executive's title,
          responsibility (including reporting responsibility) or authority as in effect immediately prior to the Change in Control; provided, however, that the assignment of the Executive to a position with a reasonably similar title, responsibility and authority will not constitute an event of Good Reason if the Executive's actual or targeted compensation in such new position is not less than the Executive's actual and targeted compensation immediately prior to the Change in Control;

          the assignment to the Executive of duties inconsistent with his/her position immediately prior to the Change in Control, except for an assignment of duties consistent with a position permitted in Clause (ii);

          a reduction in the Executive's annual
          base salary in effect immediately prior
          to the Change in Control;

          reassignment of the Executive to a principal office which is more than 30 miles from the Executive's principal office in
          Lancaster, Pennsylvania;

          the failure to provide the Executive with welfare, pension, incentive compensation, fringe and other benefits to which he/she was entitled immediately prior to the Change in Control, unless such failure occurs by reason of a reduction or change in such benefits for employees generally or similarly situated executive employees of the corporation which is the acquiring, resulting or successor corporation in the Change in Control (or an affiliate thereof); or

          any material breach of this Agreement by the Employers which is not cured within 30 days after receipt of written notice of such breach from the Executive.

Rights in the Event of Certain Terminations Following Change in Control. In the event the Executive validly and timely delivers a Notice of Termination to the Bank, he/she will be entitled to receive the following payments and benefits:

Basic Payments. The Executive will be paid an amount equal to two and ninety-nine hundredths (2.99) times the Base Amount [depending upon the Employee's level]. "Base Amount" shall mean an amount equal to the average annual compensation payable by the Employers to the Executive and includable by the Executive in gross income for the most recent five (5) taxable years, or such shorter period as the Executive shall have been employed by the Employers, ending before the date on which the Change of Control occurred. The Executive at his election, will be paid the Basic Payments in either (i) 24 [or 30] equal monthly installments, or (ii) a lump sum equal to the present value of the amounts payable under this subsection; commencing within 30 days after his termination of employment. For purposes of the preceding sentence, present value will be determined by using the short-term applicable federal rate under
Section 1274 of the Internal Revenue Code of 1986, as amended (the "Code"), in effect on the date of termination of employment. For purposes of this subsection, to the extent necessary, base salary and bonuses with any predecessor of the Employers or an affiliate thereof shall be taken into account.

Supplemental Payment in Lieu of Certain Benefits. In lieu of continued pension, welfare and other benefits, a one-time lump sum cash payment equaling 25% of the Base Amount calculated above will be paid to the Executive within 30 days following the date of termination

Stock Options. Upon a Change in Control, all stock options theretofore granted to the Executive by the Corporation and not previously exercisable shall become fully exercisable to the same extent and in the same manner as if they had become exercisable by passage of time or by virtue of the Employers achieving certain performance objectives in accordance with the relevant provisions of any plan and any agreement.

Section 280G. Notwithstanding any other provisions of this Agreement or any other agreement entered into by the Executive and the Employers ("Other Agreement"), and notwithstanding any formal or informal plan or other arrangement heretofore or hereafter adopted by the Company for the direct or indirect provision of compensation to the Executive (including groups of participants or beneficiaries of which the Executive is a member), whether or not such compensation is deferred, is in cash, or is in the form of a benefit to or for the Executive (a "Benefit Plan"), the Executive shall not have any right to receive any payment or other benefit under this Agreement, any Other Agreement, or any Benefit Plan if such payment or benefit, taking into account all other payments or benefits to or for the Executive under this Agreement, all Other Agreements, and all Benefit Plans, would cause any payment to the Executive under this Agreement to be considered a "parachute payment" within the meaning of Section 280G of the Code as then in effect (a "Parachute Payment"). In the event that the receipt of any such payment or benefit under this Agreement, any Other Agreement, or any Benefit Plan would cause the Executive to be considered to have received a Parachute Payment under this Agreement, then the Executive shall have the right, in the Executive's sole discretion, to designate those payments or benefits under this Agreement, any Other Agreements and/or any Benefit Plans, which should be reduced or eliminated so as to avoid having the payment to the Executive under this Agreement to be deemed to be a Parachute Payment.

Attorney's Fees and Costs. If any action at law or in equity is necessary to enforce or interpret the terms of this Agreement, the prevailing party shall be entitled to reasonable attorney's fees, costs, and necessary disbursements in addition to any other relief that may be proper; provided, however, that the Executive shall not be responsible for the Employers' attorney's fees and costs if the Executive's action is brought in good faith.

Notices. Any notice required or permitted to be given under this Agreement will, to be effective hereunder, be given to the Employers, in the case of notices given by the Executive, and will, to be effective hereunder, be given by the Employers, in the case of notices given to the Executive. Any such notice will be deemed properly given if in writing and if mailed by registered or certified mail, postage prepaid with return receipt requested, to the residence of the Executive, in the case of notices to the Executive, and to the principal office of the Employers, in the case of notices to the Employers.

Waiver. No provision of this Agreement may be modified, waived, or discharged unless such waiver, modification, or discharge is agreed to in writing and signed by the Executive and an executive officer of the Employers specifically designated by the Boards of Directors of the Employers. No waiver by any party hereto at any time of any breach by another party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party will be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time.

Assignment. This Agreement is not assignable by any party hereto; the Employers provided, however, that the Employers may assign their rights hereunder, including, without limitation, the restrictive covenants in Sections 9 and 10, to any successor in interest to the respective businesses of the Employers.

Entire Agreement. This Agreement contains the entire agreement of the parties relating to the subject matter of this Agreement and, in accordance with the provisions of Section 18, supersedes any prior agreement of the parties.

Successors; Binding Agreement. The Employers will require any successor (whether direct or indirect, by purchase, merger, consolidation, or otherwise) to all or substantially all of the business and/or assets of the Employers to expressly assume and agree to perform this Agreement (or cause it to be performed) in the same manner and to the same extent that the Employers, or any affiliated company of either would be required to perform it if no such succession had taken place. Failure by the Employers to obtain such assumption and agreement prior to the effectiveness of any such succession will constitute a material breach of this Agreement. As used in this Agreement, the "Employers" means the Employers as herein before defined and any successor to the business and/or assets of the Employers as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

This Agreement will inure to the benefit of and be enforceable by the Executive's personal or legal representatives, executors, administrators, heirs, distributees, devisees, and legatees. If the Executive should die while any amount is payable to the Executive under this Agreement if the Executive had continued to live, all such amounts, unless otherwise provided herein, will be paid in accordance with the terms of this Agreement to the Executive's devisee, legatee, or other designee, or, if there is no such designee, to the Executive's estate.

Continuation of Certain Provisions. Any termination of the Executive's employment under this Agreement or of this Agreement shall be subject to the provisions of Section 3 or 4, which will, if relevant, survive any such termination and remain in full force and effect in accordance with their respective terms.

Other Rights. Except as provided in Section 18, nothing herein will be construed as limiting, restricting or eliminating any rights the Executive may have under any plan, contract or arrangement to which he/she is a party or in which he/she is a vested participant; provided, however, that any termination payments required hereunder will be in lieu of any severance benefits to which she may be entitled under a severance plan or arrangement of the Employers or any affiliated company of either; and provided further, that if the benefits under any such plan or arrangement may not legally be eliminated, then the payments hereunder will be correspondingly reduced in such equitable manner as the Board of Directors of the Employers may determine.

No Mitigation or Offset. The Executive will not be required to mitigate the amount of any payment provided for in this Agreement by seeking employment or otherwise; nor will any amounts or benefits payable or provided hereunder be reduced in the event he/she does secure employment.

Validity. The invalidity or unenforceability of any provisions of this Agreement will not affect the validity or enforceability of any other provision of this Agreement, which will remain in full force and effect.

Applicable Law. Except to the extent preempted by federal law, this Agreement will be governed by and construed in accordance with the domestic internal law of the Commonwealth of Pennsylvania.

Number. Words used herein in the singular will be construed as being used in the plural, as the context requires, and vice versa.

Headings. The headings of the sections and subsections of this Agreement are for convenience only and will not control or affect the meaning or construction or limit the scope or intent of any of the provisions of this Agreement.

References to Entities. All references to the Employers will be deemed to include a reference to the Employers and/or the Corporation, individually or collectively, as appropriate in the relevant context.

Effective Date; Termination of Prior Agreement. This Agreement will become effective immediately upon the execution and delivery of this Agreement by the parties hereto. Upon the execution and delivery of this Agreement, any prior agreement relating to the subject matter hereof will be deemed automatically terminated and be of no further force or effect.

Withholding For Taxes. All amounts and benefits paid or provided hereunder will be subject to withholding for taxes as required by law.

Individual Agreement. This Agreement is an agreement solely between and among the parties hereto. It is intended to constitute a nonqualified unfunded arrangement for the benefit of a key management employee and will be construed and interpreted in a manner consistent with such intention.


IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.



                        Sterling Financial Corporation

                        By /s/ J. Robert Hess

                        Attest: /s/ J. Roger Moyer, Jr.



                        Bank of Lancaster County, N.A.

                        By /s/ J. Robert Hess

                        Attest:/s/ J. Roger Moyer, Jr.



Witness:
 /s/ Beverly Wise Hill            /s/ John E. Stefan
                                 John E. Stefan  ("Executive")






                          EXHIBIT 10.2

        Change in Control Agreement, dated August 4, 1999 between Sterling Financial Corporation and Bank of Lancaster County
                     and J. Roger Moyer, Jr.
                   CHANGE IN CONTROL AGREEMENT


     THIS AGREEMENT ("Agreement") made as of the 4th day of August, 1999, between Sterling Financial Corporation, a Pennsylvania business corporation (the "Corporation"), Bank of Lancaster County, N.A., a national banking association (the "Bank" and, with the Corporation, the "Employers") and J. Roger Moyer, Jr., an individual (the "Executive").


                           WITNESSETH:

     WHEREAS, the Executive is serving as a EVP Corporate Planning and Finance of the Employers; and

     WHEREAS, the Employers consider the continued services of the Executive to be in the best interest of the Employers and the shareholders of the Corporation; and

     WHEREAS, the Employers desire to induce the Executive to remain in the employ of their Employers on an impartial and objective basis in the event of a transaction pursuant to which a Change in Control (as defined in Section 2(c)) of the Employers occurs.

     NOW, THEREFORE, the parties hereto, intending to be legally bound hereby, agree as follows:

Term of Agreement. The term of this Agreement shall commence on the date hereof and terminate on December 31, 2002 unless the Executive's employment is sooner terminated as provided herein (as may be extended pursuant to this Agreement, the "Term"). On each December 31st hereafter, the Term shall automatically be extended for an additional calendar year unless either party gives written notice to the other, by no later than the preceding November 30th, that he or she does not concur in such extension. For the purposes of the preceding sentence, the Employers shall be considered one party.

Termination for Cause. Notwithstanding the provisions of Section 1(a), this Agreement will terminate automatically upon termination of the Executive's employment by his/her Employer for Cause. As used in this Agreement, the term "Cause" means:
prior to a Change in Control, termination for any reason;
and concurrent with or following a Change in Control, termination following
(A) the Executive's conviction or plea of guilty or nolo contendere to a felony, a crime of falsehood, or a crime involving fraud or moral turpitude, or the actual incarceration of the Executive for a period of 45 consecutive days, (B) the Executive's failure to follow the lawful instructions of the Employers after receipt of written notice of such instructions from an appropriate corporate official, other than a failure resulting from the Executive's incapacity because of physical or mental illness, or (C) a government regulatory agency recommends or orders in writing that the employment of the Executive be so terminated.

If the Executive's employment is terminated for Cause, his/her rights under this Agreement will cease as of the effective date of such termination.

Voluntary Termination, Retirement, or Death. Notwithstanding the provisions of Section 1(a), this Agreement will terminate automatically upon the voluntary termination of the Executive's employment (other than in accordance with Section 2), his/her retirement or his/her death. In any such event, the Executive's rights under this Agreement will cease as of the effective date of such termination; provided, however, that if the Executive dies after a Notice of Termination (as defined in Section 2(b)) is delivered by him/her in accordance with such section, the payments described in Section 3 will nonetheless be made to the person or persons determined pursuant to Section 9(b).

Disability. Notwithstanding the provisions of Section 1(a), this Agreement will terminate automatically upon the termination of the Executive's employment by reason of his/her Disability. In such event, the Executive's rights under this Agreement will cease as of the effective date of such termination; provided, however, that if the Executive becomes disabled after a Notice of Termination is delivered by him/her in accordance with Section 2(b), he/she will nonetheless be entitled to receive the payments described in
Section 3. As used in this Agreement, the term "Disability" means incapacitation, by accident, sickness or other wise, such that the Executive is rendered unable to perform the services required of his/her by him/her then position with the Employers for a period of six consecutive months. Termination Following a Change in Control

 (a) Termination For Good Reason After a Change in Control. If a Change in Control occurs and, in anticipation thereof, concurrently therewith or thereafter during the Term an event constituting Good Reason also occurs with respect to the Executive, he/she may terminate his/her employment in accordance with the provisions of Section 2(b) and, thereupon, will become entitled to the payments described in Section 3.

 (b) Notice of Termination. Upon the occurrence of a Change in Control and an event of Good Reason, the Executive may, within 90 days of the occurrence of any such event, resign from employment by a notice in writing ("Notice of Termination") delivered to the Bank, whereupon he/she will become entitled to the payments described in Section 3.
     In the case of a termination described in Clause (i) of Section 2(d), the Executive will confirm his/her involuntary termination, in writing, within 90 days of the date of such termination, and such confirmation will be deemed a Notice of Termination.

 (c) Change in Control Defined. As used in this Agreement, the term "Change in Control" means any of the following:

         any "person" (as such term is used in Sections
         13(d) and 14(d) (2) of the Securities and Exchange Act of 1934 (the "Exchange Act")), other than the Employers, a subsidiary of the Employers, an employee benefit plan of the Employers or a subsidiary of the Employers (including a related trust), becomes the beneficial owner (as determined pursuant to Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Employers representing more than 20% of the combined voting power of the Employers' then outstanding securities;

         the occurrence of, or execution of an agreement providing for, a sale of all or substantially all of the assets of the Employers to an entity which is not a direct or indirect subsidiary of the Employers;

         the occurrence of, or execution of an agreement providing for, a reorganization, merger, consolidation or similar transaction involving the Employers, unless (A) the shareholders of the Corporation immediately prior to the consummation of any such transaction will initially own securities representing a majority of the voting power of the surviving or resulting corporation, and (B) the directors of the Employers immediately prior to the consummation of such transaction will initially represent a majority of the directors of the surviving or resulting corporation; or

         any other event which is at any time irrevocably designated as a "Change in Control" for purposes of this Agreement by resolution adopted by a majority of the then non-employee directors of the Employers.

 (d) Good Reason Defined. As used in this Agreement, the term "Good Reason" means any of the following events:

         the involuntary termination of the Executive, other than an involuntary termination permitted in Sections 1(b) and (d);

          a reduction in the Executive's title,
          responsibility (including reporting responsibility) or authority as in effect immediately prior to the Change in Control; provided, however, that the assignment of the Executive to a position with a reasonably similar title, responsibility and authority will not constitute an event of Good Reason if the Executive's actual or targeted compensation in such new position is not less than the Executive's actual and targeted compensation immediately prior to the Change in Control;

          the assignment to the Executive of duties inconsistent with his/her position immediately prior to the Change in Control, except for an assignment of duties consistent with a position permitted in Clause (ii);

          a reduction in the Executive's annual
          base salary in effect immediately prior
          to the Change in Control;

          reassignment of the Executive to a principal office which is more than 30 miles from the Executive's principal office in
          Lancaster, Pennsylvania;

          the failure to provide the Executive with welfare, pension, incentive compensation, fringe and other benefits to which he/she was entitled immediately prior to the Change in Control, unless such failure occurs by reason of a reduction or change in such benefits for employees generally or similarly situated executive employees of the corporation which is the acquiring, resulting or successor corporation in the Change in Control (or an affiliate thereof); or

          any material breach of this Agreement by the Employers which is not cured within 30 days after receipt of written notice of such breach from the Executive.

Rights in the Event of Certain Terminations Following Change in Control. In the event the Executive validly and timely delivers a Notice of Termination to the Bank, he/she will be entitled to receive the following payments and benefits:

Basic Payments. The Executive will be paid an amount equal to two and ninety-nine hundredths (2.99) times the Base Amount [depending upon the Employee's level]. "Base Amount" shall mean an amount equal to the average annual compensation payable by the Employers to the Executive and includable by the Executive in gross income for the most recent five (5) taxable years, or such shorter period as the Executive shall have been employed by the Employers, ending before the date on which the Change of Control occurred. The Executive at his election, will be paid the Basic Payments in either (i) 24 [or 30] equal monthly installments, or (ii) a lump sum equal to the present value of the amounts payable under this subsection; commencing within 30 days after his termination of employment. For purposes of the preceding sentence, present value will be determined by using the short-term applicable federal rate under
Section 1274 of the Internal Revenue Code of 1986, as amended (the "Code"), in effect on the date of termination of employment. For purposes of this subsection, to the extent necessary, base salary and bonuses with any predecessor of the Employers or an affiliate thereof shall be taken into account.

Supplemental Payment in Lieu of Certain Benefits. In lieu of continued pension, welfare and other benefits, a one-time lump sum cash payment equaling 25% of the Base Amount calculated above will be paid to the Executive within 30 days following the date of termination

Stock Options. Upon a Change in Control, all stock options theretofore granted to the Executive by the Corporation and not previously exercisable shall become fully exercisable to the same extent and in the same manner as if they had become exercisable by passage of time or by virtue of the Employers achieving certain performance objectives in accordance with the relevant provisions of any plan and any agreement.

Section 280G. Notwithstanding any other provisions of this Agreement or any other agreement entered into by the Executive and the Employers ("Other Agreement"), and notwithstanding any formal or informal plan or other arrangement heretofore or hereafter adopted by the Company for the direct or indirect provision of compensation to the Executive (including groups of participants or beneficiaries of which the Executive is a member), whether or not such compensation is deferred, is in cash, or is in the form of a benefit to or for the Executive (a "Benefit Plan"), the Executive shall not have any right to receive any payment or other benefit under this Agreement, any Other Agreement, or any Benefit Plan if such payment or benefit, taking into account all other payments or benefits to or for the Executive under this Agreement, all Other Agreements, and all Benefit Plans, would cause any payment to the Executive under this Agreement to be considered a "parachute payment" within the meaning of Section 280G of the Code as then in effect (a "Parachute Payment"). In the event that the receipt of any such payment or benefit under this Agreement, any Other Agreement, or any Benefit Plan would cause the Executive to be considered to have received a Parachute Payment under this Agreement, then the Executive shall have the right, in the Executive's sole discretion, to designate those payments or benefits under this Agreement, any Other Agreements and/or any Benefit Plans, which should be reduced or eliminated so as to avoid having the payment to the Executive under this Agreement to be deemed to be a Parachute Payment.

Attorney's Fees and Costs. If any action at law or in equity is necessary to enforce or interpret the terms of this Agreement, the prevailing party shall be entitled to reasonable attorney's fees, costs, and necessary disbursements in addition to any other relief that may be proper; provided, however, that the Executive shall not be responsible for the Employers' attorney's fees and costs if the Executive's action is brought in good faith.

Notices. Any notice required or permitted to be given under this Agreement will, to be effective hereunder, be given to the Employers, in the case of notices given by the Executive, and will, to be effective hereunder, be given by the Employers, in the case of notices given to the Executive. Any such notice will be deemed properly given if in writing and if mailed by registered or certified mail, postage prepaid with return receipt requested, to the residence of the Executive, in the case of notices to the Executive, and to the principal office of the Employers, in the case of notices to the Employers.

Waiver. No provision of this Agreement may be modified, waived, or discharged unless such waiver, modification, or discharge is agreed to in writing and signed by the Executive and an executive officer of the Employers specifically designated by the Boards of Directors of the Employers. No waiver by any party hereto at any time of any breach by another party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party will be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time.

Assignment. This Agreement is not assignable by any party hereto; the Employers provided, however, that the Employers may assign their rights hereunder, including, without limitation, the restrictive covenants in Sections 9 and 10, to any successor in interest to the respective businesses of the Employers.

Entire Agreement. This Agreement contains the entire agreement of the parties relating to the subject matter of this Agreement and, in accordance with the provisions of Section 18, supersedes any prior agreement of the parties.

Successors; Binding Agreement. The Employers will require any successor (whether direct or indirect, by purchase, merger, consolidation, or otherwise) to all or substantially all of the business and/or assets of the Employers to expressly assume and agree to perform this Agreement (or cause it to be performed) in the same manner and to the same extent that the Employers, or any affiliated company of either would be required to perform it if no such succession had taken place. Failure by the Employers to obtain such assumption and agreement prior to the effectiveness of any such succession will constitute a material breach of this Agreement. As used in this Agreement, the "Employers" means the Employers as herein before defined and any successor to the business and/or assets of the Employers as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

This Agreement will inure to the benefit of and be enforceable by the Executive's personal or legal representatives, executors, administrators, heirs, distributees, devisees, and legatees. If the Executive should die while any amount is payable to the Executive under this Agreement if the Executive had continued to live, all such amounts, unless otherwise provided herein, will be paid in accordance with the terms of this Agreement to the Executive's devisee, legatee, or other designee, or, if there is no such designee, to the Executive's estate.

Continuation of Certain Provisions. Any termination of the Executive's employment under this Agreement or of this Agreement shall be subject to the provisions of Section 3 or 4, which will, if relevant, survive any such termination and remain in full force and effect in accordance with their respective terms.

Other Rights. Except as provided in Section 18, nothing herein will be construed as limiting, restricting or eliminating any rights the Executive may have under any plan, contract or arrangement to which he/she is a party or in which he/she is a vested participant; provided, however, that any termination payments required hereunder will be in lieu of any severance benefits to which she may be entitled under a severance plan or arrangement of the Employers or any affiliated company of either; and provided further, that if the benefits under any such plan or arrangement may not legally be eliminated, then the payments hereunder will be correspondingly reduced in such equitable manner as the Board of Directors of the Employers may determine.

No Mitigation or Offset. The Executive will not be required to mitigate the amount of any payment provided for in this Agreement by seeking employment or otherwise; nor will any amounts or benefits payable or provided hereunder be reduced in the event he/she does secure employment.

Validity. The invalidity or unenforceability of any provisions of this Agreement will not affect the validity or enforceability of any other provision of this Agreement, which will remain in full force and effect.

Applicable Law. Except to the extent preempted by federal law, this Agreement will be governed by and construed in accordance with the domestic internal law of the Commonwealth of Pennsylvania.

Number. Words used herein in the singular will be construed as being used in the plural, as the context requires, and vice versa.

Headings. The headings of the sections and subsections of this Agreement are for convenience only and will not control or affect the meaning or construction or limit the scope or intent of any of the provisions of this Agreement.

References to Entities. All references to the Employers will be deemed to include a reference to the Employers and/or the Corporation, individually or collectively, as appropriate in the relevant context.

Effective Date; Termination of Prior Agreement. This Agreement will become effective immediately upon the execution and delivery of this Agreement by the parties hereto. Upon the execution and delivery of this Agreement, any prior agreement relating to the subject matter hereof will be deemed automatically terminated and be of no further force or effect.

Withholding For Taxes. All amounts and benefits paid or provided hereunder will be subject to withholding for taxes as required by law.

Individual Agreement. This Agreement is an agreement solely between and among the parties hereto. It is intended to constitute a nonqualified unfunded arrangement for the benefit of a key management employee and will be construed and interpreted in a manner consistent with such intention.


IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.



                        Sterling Financial Corporation

                        By: /s/ John E. Stefan

                        Attest: /s/ Anne C. Lohr


                        Bank of Lancaster County, N.A.

                        By: /s/ John E. Stefan

                        Attest: /s/ Anne C. Lohr



Witness:
 /s/ Grace E. Moyer               /s/ J. Roger Moyer, Jr.
                                 J. Roger Moyer, Jr.
                                 ("Executive")


                          EXHIBIT 10.3

        Change in Control Agreement, dated July 30, 1999 between Sterling Financial Corporation and Bank of Lancaster County
                        and Jere L. Obetz

                   CHANGE IN CONTROL AGREEMENT


THIS AGREEMENT ("Agreement") made as of the 30th day of July, 1999, between Sterling Financial Corporation, a Pennsylvania business corporation (the "Corporation"), Bank of Lancaster County, N.A., a national banking association (the "Bank" and, with the Corporation, the "Employers") and Jere L. Obetz, an individual (the "Executive").


                           WITNESSETH:

     WHEREAS, the Executive is serving as a EVP Chief Financial Officer of the Employers; and

     WHEREAS, the Employers consider the continued services of the Executive to be in the best interest of the Employers and the shareholders of the Corporation; and

    WHEREAS, the Employers desire to induce the Executive to remain in the employ of their Employers on an impartial and objective basis in the event of a transaction pursuant to which a Change in Control (as defined in Section 2(c)) of the Employers occurs.

     NOW, THEREFORE, the parties hereto, intending to be legally bound hereby, agree as follows:

Term of Agreement. The term of this Agreement shall commence on the date hereof and terminate on December 31, 2002 unless the Executive's employment is sooner terminated as provided herein (as may be extended pursuant to this Agreement, the "Term"). On each December 31st hereafter, the Term shall automatically be extended for an additional calendar year unless either party gives written notice to the other, by no later than the preceding November 30th, that he or she does not concur in such extension. For the purposes of the preceding sentence, the Employers shall be considered one party.

Termination for Cause. Notwithstanding the provisions of Section 1(a), this Agreement will terminate automatically upon termination of the Executive's employment by his/her Employer for Cause. As used in this Agreement, the term "Cause" means:
prior to a Change in Control, termination for any reason;
and concurrent with or following a Change in Control, termination following
(A) the Executive's conviction or plea of guilty or nolo contendere to a felony, a crime of falsehood, or a crime involving fraud or moral turpitude, or the actual incarceration of the Executive for a period of 45 consecutive days, (B) the Executive's failure to follow the lawful instructions of the Employers after receipt of written notice of such instructions from an appropriate corporate official, other than a failure resulting from the Executive's incapacity because of physical or mental illness, or (C) a government regulatory agency recommends or orders in writing that the employment of the Executive be so terminated.

If the Executive's employment is terminated for Cause, his/her rights under this Agreement will cease as of the effective date of such termination.

Voluntary Termination, Retirement, or Death. Notwithstanding the provisions of Section 1(a), this Agreement will terminate automatically upon the voluntary termination of the Executive's employment (other than in accordance with Section 2), his/her retirement or his/her death. In any such event, the Executive's rights under this Agreement will cease as of the effective date of such termination; provided, however, that if the Executive dies after a Notice of Termination (as defined in Section 2(b)) is delivered by him/her in accordance with such section, the payments described in Section 3 will nonetheless be made to the person or persons determined pursuant to Section 9(b).

Disability. Notwithstanding the provisions of Section 1(a), this Agreement will terminate automatically upon the termination of the Executive's employment by reason of his/her Disability. In such event, the Executive's rights under this Agreement will cease as of the effective date of such termination; provided, however, that if the Executive becomes disabled after a Notice of Termination is delivered by him/her in accordance with Section 2(b), he/she will nonetheless be entitled to receive the payments described in
Section 3. As used in this Agreement, the term "Disability" means incapacitation, by accident, sickness or other wise, such that the Executive is rendered unable to perform the services required of his/her by him/her then position with the Employers for a period of six consecutive months. Termination Following a Change in Control

 (a) Termination For Good Reason After a Change in Control. If a Change in Control occurs and, in anticipation thereof, concurrently therewith or thereafter during the Term an event constituting Good Reason also occurs with respect to the Executive, he/she may terminate his/her employment in accordance with the provisions of Section 2(b) and, thereupon, will become entitled to the payments described in Section 3.

 (b) Notice of Termination. Upon the occurrence of a Change in Control and an event of Good Reason, the Executive may, within 90 days of the occurrence of any such event, resign from employment by a notice in writing ("Notice of Termination") delivered to the Bank, whereupon he/she will become entitled to the payments described in Section 3.
     In the case of a termination described in Clause (i) of Section 2(d), the Executive will confirm his/her involuntary termination, in writing, within 90 days of the date of such termination, and such confirmation will be deemed a Notice of Termination.

 (c) Change in Control Defined. As used in this Agreement, the term "Change in Control" means any of the following:

         any "person" (as such term is used in Sections
         13(d) and 14(d) (2) of the Securities and Exchange Act of 1934 (the "Exchange Act")), other than the Employers, a subsidiary of the Employers, an employee benefit plan of the Employers or a subsidiary of the Employers (including a related trust), becomes the beneficial owner (as determined pursuant to Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Employers representing more than 20% of the combined voting power of the Employers' then outstanding securities;

         the occurrence of, or execution of an agreement providing for, a sale of all or substantially all of the assets of the Employers to an entity which is not a direct or indirect subsidiary of the Employers;

         the occurrence of, or execution of an agreement providing for, a reorganization, merger, consolidation or similar transaction involving the Employers, unless (A) the shareholders of the Corporation immediately prior to the consummation of any such transaction will initially own securities representing a majority of the voting power of the surviving or resulting corporation, and (B) the directors of the Employers immediately prior to the consummation of such transaction will initially represent a majority of the directors of the surviving or resulting corporation; or

         any other event which is at any time irrevocably designated as a "Change in Control" for purposes of this Agreement by resolution adopted by a majority of the then non-employee directors of the Employers.

 (d) Good Reason Defined. As used in this Agreement, the term "Good Reason" means any of the following events:

         the involuntary termination of the Executive, other than an involuntary termination permitted in Sections 1(b) and (d);

          a reduction in the Executive's title,
          responsibility (including reporting responsibility) or authority as in effect immediately prior to the Change in Control; provided, however, that the assignment of the Executive to a position with a reasonably similar title, responsibility and authority will not constitute an event of Good Reason if the Executive's actual or targeted compensation in such new position is not less than the Executive's actual and targeted compensation immediately prior to the Change in Control;

          the assignment to the Executive of duties inconsistent with his/her position immediately prior to the Change in Control, except for an assignment of duties consistent with a position permitted in Clause (ii);

          a reduction in the Executive's annual
          base salary in effect immediately prior
          to the Change in Control;

          reassignment of the Executive to a principal office which is more than 30 miles from the Executive's principal office in
          Lancaster, Pennsylvania;

          the failure to provide the Executive with welfare, pension, incentive compensation, fringe and other benefits to which he/she was entitled immediately prior to the Change in Control, unless such failure occurs by reason of a reduction or change in such benefits for employees generally or similarly situated executive employees of the corporation which is the acquiring, resulting or successor corporation in the Change in Control (or an affiliate thereof); or

          any material breach of this Agreement by the Employers which is not cured within 30 days after receipt of written notice of such breach from the Executive.

Rights in the Event of Certain Terminations Following Change in Control. In the event the Executive validly and timely delivers a Notice of Termination to the Bank, he/she will be entitled to receive the following payments and benefits:

Basic Payments. The Executive will be paid an amount equal to two and ninety-nine hundredths (2.99) times the Base Amount [depending upon the Employee's level]. "Base Amount" shall mean an amount equal to the average annual compensation payable by the Employers to the Executive and includable by the Executive in gross income for the most recent five (5) taxable years, or such shorter period as the Executive shall have been employed by the Employers, ending before the date on which the Change of Control occurred. The Executive at his election, will be paid the Basic Payments in either (i) 24 [or 30] equal monthly installments, or (ii) a lump sum equal to the present value of the amounts payable under this subsection; commencing within 30 days after his termination of employment. For purposes of the preceding sentence, present value will be determined by using the short-term applicable federal rate under
Section 1274 of the Internal Revenue Code of 1986, as amended (the "Code"), in effect on the date of termination of employment. For purposes of this subsection, to the extent necessary, base salary and bonuses with any predecessor of the Employers or an affiliate thereof shall be taken into account.

Supplemental Payment in Lieu of Certain Benefits. In lieu of continued pension, welfare and other benefits, a one-time lump sum cash payment equaling 25% of the Base Amount calculated above will be paid to the Executive within 30 days following the date of termination

Stock Options. Upon a Change in Control, all stock options theretofore granted to the Executive by the Corporation and not previously exercisable shall become fully exercisable to the same extent and in the same manner as if they had become exercisable by passage of time or by virtue of the Employers achieving certain performance objectives in accordance with the relevant provisions of any plan and any agreement.

Section 280G. Notwithstanding any other provisions of this Agreement or any other agreement entered into by the Executive and the Employers ("Other Agreement"), and notwithstanding any formal or informal plan or other arrangement heretofore or hereafter adopted by the Company for the direct or indirect provision of compensation to the Executive (including groups of participants or beneficiaries of which the Executive is a member), whether or not such compensation is deferred, is in cash, or is in the form of a benefit to or for the Executive (a "Benefit Plan"), the Executive shall not have any right to receive any payment or other benefit under this Agreement, any Other Agreement, or any Benefit Plan if such payment or benefit, taking into account all other payments or benefits to or for the Executive under this Agreement, all Other Agreements, and all Benefit Plans, would cause any payment to the Executive under this Agreement to be considered a "parachute payment" within the meaning of Section 280G of the Code as then in effect (a "Parachute Payment"). In the event that the receipt of any such payment or benefit under this Agreement, any Other Agreement, or any Benefit Plan would cause the Executive to be considered to have received a Parachute Payment under this Agreement, then the Executive shall have the right, in the Executive's sole discretion, to designate those payments or benefits under this Agreement, any Other Agreements and/or any Benefit Plans, which should be reduced or eliminated so as to avoid having the payment to the Executive under this Agreement to be deemed to be a Parachute Payment.

Attorney's Fees and Costs. If any action at law or in equity is necessary to enforce or interpret the terms of this Agreement, the prevailing party shall be entitled to reasonable attorney's fees, costs, and necessary disbursements in addition to any other relief that may be proper; provided, however, that the Executive shall not be responsible for the Employers' attorney's fees and costs if the Executive's action is brought in good faith.

Notices. Any notice required or permitted to be given under this Agreement will, to be effective hereunder, be given to the Employers, in the case of notices given by the Executive, and will, to be effective hereunder, be given by the Employers, in the case of notices given to the Executive. Any such notice will be deemed properly given if in writing and if mailed by registered or certified mail, postage prepaid with return receipt requested, to the residence of the Executive, in the case of notices to the Executive, and to the principal office of the Employers, in the case of notices to the Employers.

Waiver. No provision of this Agreement may be modified, waived, or discharged unless such waiver, modification, or discharge is agreed to in writing and signed by the Executive and an executive officer of the Employers specifically designated by the Boards of Directors of the Employers. No waiver by any party hereto at any time of any breach by another party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party will be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time.

Assignment. This Agreement is not assignable by any party hereto; the Employers provided, however, that the Employers may assign their rights hereunder, including, without limitation, the restrictive covenants in Sections 9 and 10, to any successor in interest to the respective businesses of the Employers.

Entire Agreement. This Agreement contains the entire agreement of the parties relating to the subject matter of this Agreement and, in accordance with the provisions of Section 18, supersedes any prior agreement of the parties.

Successors; Binding Agreement. The Employers will require any successor (whether direct or indirect, by purchase, merger, consolidation, or otherwise) to all or substantially all of the business and/or assets of the Employers to expressly assume and agree to perform this Agreement (or cause it to be performed) in the same manner and to the same extent that the Employers, or any affiliated company of either would be required to perform it if no such succession had taken place. Failure by the Employers to obtain such assumption and agreement prior to the effectiveness of any such succession will constitute a material breach of this Agreement. As used in this Agreement, the "Employers" means the Employers as herein before defined and any successor to the business and/or assets of the Employers as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

This Agreement will inure to the benefit of and be enforceable by the Executive's personal or legal representatives, executors, administrators, heirs, distributees, devisees, and legatees. If the Executive should die while any amount is payable to the Executive under this Agreement if the Executive had continued to live, all such amounts, unless otherwise provided herein, will be paid in accordance with the terms of this Agreement to the Executive's devisee, legatee, or other designee, or, if there is no such designee, to the Executive's estate.

Continuation of Certain Provisions. Any termination of the Executive's employment under this Agreement or of this Agreement shall be subject to the provisions of Section 3 or 4, which will, if relevant, survive any such termination and remain in full force and effect in accordance with their respective terms.

Other Rights. Except as provided in Section 18, nothing herein will be construed as limiting, restricting or eliminating any rights the Executive may have under any plan, contract or arrangement to which he/she is a party or in which he/she is a vested participant; provided, however, that any termination payments required hereunder will be in lieu of any severance benefits to which she may be entitled under a severance plan or arrangement of the Employers or any affiliated company of either; and provided further, that if the benefits under any such plan or arrangement may not legally be eliminated, then the payments hereunder will be correspondingly reduced in such equitable manner as the Board of Directors of the Employers may determine.

No Mitigation or Offset. The Executive will not be required to mitigate the amount of any payment provided for in this Agreement by seeking employment or otherwise; nor will any amounts or benefits payable or provided hereunder be reduced in the event he/she does secure employment.

Validity. The invalidity or unenforceability of any provisions of this Agreement will not affect the validity or enforceability of any other provision of this Agreement, which will remain in full force and effect.

Applicable Law. Except to the extent preempted by federal law, this Agreement will be governed by and construed in accordance with the domestic internal law of the Commonwealth of Pennsylvania.

Number. Words used herein in the singular will be construed as being used in the plural, as the context requires, and vice versa.

Headings. The headings of the sections and subsections of this Agreement are for convenience only and will not control or affect the meaning or construction or limit the scope or intent of any of the provisions of this Agreement.

References to Entities. All references to the Employers will be deemed to include a reference to the Employers and/or the Corporation, individually or collectively, as appropriate in the relevant context.

Effective Date; Termination of Prior Agreement. This Agreement will become effective immediately upon the execution and delivery of this Agreement by the parties hereto. Upon the execution and delivery of this Agreement, any prior agreement relating to the subject matter hereof will be deemed automatically terminated and be of no further force or effect.

Withholding For Taxes. All amounts and benefits paid or provided hereunder will be subject to withholding for taxes as required by law.

Individual Agreement. This Agreement is an agreement solely between and among the parties hereto. It is intended to constitute a nonqualified unfunded arrangement for the benefit of a key management employee and will be construed and interpreted in a manner consistent with such intention.


IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.



                        Sterling Financial Corporation

                        By: /s/ John E. Stefan

                        Attest: /s/ Anne C. Lohr



                        Bank of Lancaster County, N.A.

                        By: /s/ John E. Stefan

                        Attest: /s/ Anne C. Lohr




Witness:
 J. Roger Moyer, Jr.              /s/ Jere l. Obetz
                                 Jere L. Obetz  ("Executive")





                          EXHIBIT 10.4

         Change in Control Agreement, dated July 7, 1999 between Sterling Financial Corporation and Bank of Lancaster County
                      and Thomas P. Dautrich

                   CHANGE IN CONTROL AGREEMENT


     THIS AGREEMENT ("Agreement") made as of the 7th day of July, 1999, between Sterling Financial Corporation, a Pennsylvania business corporation (the "Corporation"), Bank of Lancaster County, N.A., a national banking association (the "Bank" and, with the Corporation, the "Employers") and Thomas
P. Dautrich, an individual (the "Executive").


                           WITNESSETH:

     WHEREAS, the Executive is serving as a EVP Banking Services Officer of the Employers; and

     WHEREAS, the Employers consider the continued services of the Executive to be in the best interest of the Employers and the shareholders of the Corporation; and

     WHEREAS, the Employers desire to induce the Executive to remain in the employ of their Employers on an impartial and objective basis in the event of a transaction pursuant to which a Change in Control (as defined in Section 2(c)) of the Employers occurs.

     NOW, THEREFORE, the parties hereto, intending to be legally bound hereby, agree as follows:

Term of Agreement. The term of this Agreement shall commence on the date hereof and terminate on December 31, 2002 unless the Executive's employment is sooner terminated as provided herein (as may be extended pursuant to this Agreement, the "Term"). On each December 31st hereafter, the Term shall automatically be extended for an additional calendar year unless either party gives written notice to the other, by no later than the preceding November 30th, that he or she does not concur in such extension. For the purposes of the preceding sentence, the Employers shall be considered one party.

Termination for Cause. Notwithstanding the provisions of Section 1(a), this Agreement will terminate automatically upon termination of the Executive's employment by his/her Employer for Cause. As used in this Agreement, the term "Cause" means:
prior to a Change in Control, termination for any reason;
and concurrent with or following a Change in Control, termination following
(A) the Executive's conviction or plea of guilty or nolo contendere to a felony, a crime of falsehood, or a crime involving fraud or moral turpitude, or the actual incarceration of the Executive for a period of 45 consecutive days, (B) the Executive's failure to follow the lawful instructions of the Employers after receipt of written notice of such instructions from an appropriate corporate official, other than a failure resulting from the Executive's incapacity because of physical or mental illness, or (C) a government regulatory agency recommends or orders in writing that the employment of the Executive be so terminated.

If the Executive's employment is terminated for Cause, his/her rights under this Agreement will cease as of the effective date of such termination.

Voluntary Termination, Retirement, or Death. Notwithstanding the provisions of Section 1(a), this Agreement will terminate automatically upon the voluntary termination of the Executive's employment (other than in accordance with Section 2), his/her retirement or his/her death. In any such event, the Executive's rights under this Agreement will cease as of the effective date of such termination; provided, however, that if the Executive dies after a Notice of Termination (as defined in Section 2(b)) is delivered by him/her in accordance with such section, the payments described in Section 3 will nonetheless be made to the person or persons determined pursuant to Section 9(b).

Disability. Notwithstanding the provisions of Section 1(a), this Agreement will terminate automatically upon the termination of the Executive's employment by reason of his/her Disability. In such event, the Executive's rights under this Agreement will cease as of the effective date of such termination; provided, however, that if the Executive becomes disabled after a Notice of Termination is delivered by him/her in accordance with Section 2(b), he/she will nonetheless be entitled to receive the payments described in
Section 3. As used in this Agreement, the term "Disability" means incapacitation, by accident, sickness or other wise, such that the Executive is rendered unable to perform the services required of his/her by him/her then position with the Employers for a period of six consecutive months. Termination Following a Change in Control

 (a) Termination For Good Reason After a Change in Control. If a Change in Control occurs and, in anticipation thereof, concurrently therewith or thereafter during the Term an event constituting Good Reason also occurs with respect to the Executive, he/she may terminate his/her employment in accordance with the provisions of Section 2(b) and, thereupon, will become entitled to the payments described in Section 3.

 (b) Notice of Termination. Upon the occurrence of a Change in Control and an event of Good Reason, the Executive may, within 90 days of the occurrence of any such event, resign from employment by a notice in writing ("Notice of Termination") delivered to the Bank, whereupon he/she will become entitled to the payments described in Section 3.
     In the case of a termination described in Clause (i) of Section 2(d), the Executive will confirm his/her involuntary termination, in writing, within 90 days of the date of such termination, and such confirmation will be deemed a Notice of Termination.

 (c) Change in Control Defined. As used in this Agreement, the term "Change in Control" means any of the following:

         any "person" (as such term is used in Sections
         13(d) and 14(d) (2) of the Securities and Exchange Act of 1934 (the "Exchange Act")), other than the Employers, a subsidiary of the Employers, an employee benefit plan of the Employers or a subsidiary of the Employers (including a related trust), becomes the beneficial owner (as determined pursuant to Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Employers representing more than 20% of the combined voting power of the Employers' then outstanding securities;

         the occurrence of, or execution of an agreement providing for, a sale of all or substantially all of the assets of the Employers to an entity which is not a direct or indirect subsidiary of the Employers;

         the occurrence of, or execution of an agreement providing for, a reorganization, merger, consolidation or similar transaction involving the Employers, unless (A) the shareholders of the Corporation immediately prior to the consummation of any such transaction will initially own securities representing a majority of the voting power of the surviving or resulting corporation, and (B) the directors of the Employers immediately prior to the consummation of such transaction will initially represent a majority of the directors of the surviving or resulting corporation; or

         any other event which is at any time irrevocably designated as a "Change in Control" for purposes of this Agreement by resolution adopted by a majority of the then non-employee directors of the Employers.

 (d) Good Reason Defined. As used in this Agreement, the term "Good Reason" means any of the following events:

         the involuntary termination of the Executive, other than an involuntary termination permitted in Sections 1(b) and (d);

          a reduction in the Executive's title,
          responsibility (including reporting responsibility) or authority as in effect immediately prior to the Change in Control; provided, however, that the assignment of the Executive to a position with a reasonably similar title, responsibility and authority will not constitute an event of Good Reason if the Executive's actual or targeted compensation in such new position is not less than the Executive's actual and targeted compensation immediately prior to the Change in Control;

          the assignment to the Executive of duties inconsistent with his/her position immediately prior to the Change in Control, except for an assignment of duties consistent with a position permitted in Clause (ii);

          a reduction in the Executive's annual
          base salary in effect immediately prior
          to the Change in Control;

          reassignment of the Executive to a principal office which is more than 30 miles from the Executive's principal office in
          Lancaster, Pennsylvania;

          the failure to provide the Executive with welfare, pension, incentive compensation, fringe and other benefits to which he/she was entitled immediately prior to the Change in Control, unless such failure occurs by reason of a reduction or change in such benefits for employees generally or similarly situated executive employees of the corporation which is the acquiring, resulting or successor corporation in the Change in Control (or an affiliate thereof); or

          any material breach of this Agreement by the Employers which is not cured within 30 days after receipt of written notice of such breach from the Executive.

Rights in the Event of Certain Terminations Following Change in Control. In the event the Executive validly and timely delivers a Notice of Termination to the Bank, he/she will be entitled to receive the following payments and benefits:

Basic Payments. The Executive will be paid an amount equal to two and ninety-nine hundredths (2.99) times the Base Amount [depending upon the Employee's level]. "Base Amount" shall mean an amount equal to the average annual compensation payable by the Employers to the Executive and includable by the Executive in gross income for the most recent five (5) taxable years, or such shorter period as the Executive shall have been employed by the Employers, ending before the date on which the Change of Control occurred. The Executive at his election, will be paid the Basic Payments in either (i) 24 [or 30] equal monthly installments, or (ii) a lump sum equal to the present value of the amounts payable under this subsection; commencing within 30 days after his termination of employment. For purposes of the preceding sentence, present value will be determined by using the short-term applicable federal rate under
Section 1274 of the Internal Revenue Code of 1986, as amended (the "Code"), in effect on the date of termination of employment. For purposes of this subsection, to the extent necessary, base salary and bonuses with any predecessor of the Employers or an affiliate thereof shall be taken into account.

Supplemental Payment in Lieu of Certain Benefits. In lieu of continued pension, welfare and other benefits, a one-time lump sum cash payment equaling 25% of the Base Amount calculated above will be paid to the Executive within 30 days following the date of termination

Stock Options. Upon a Change in Control, all stock options theretofore granted to the Executive by the Corporation and not previously exercisable shall become fully exercisable to the same extent and in the same manner as if they had become exercisable by passage of time or by virtue of the Employers achieving certain performance objectives in accordance with the relevant provisions of any plan and any agreement.

Section 280G. Notwithstanding any other provisions of this Agreement or any other agreement entered into by the Executive and the Employers ("Other Agreement"), and notwithstanding any formal or informal plan or other arrangement heretofore or hereafter adopted by the Company for the direct or indirect provision of compensation to the Executive (including groups of participants or beneficiaries of which the Executive is a member), whether or not such compensation is deferred, is in cash, or is in the form of a benefit to or for the Executive (a "Benefit Plan"), the Executive shall not have any right to receive any payment or other benefit under this Agreement, any Other Agreement, or any Benefit Plan if such payment or benefit, taking into account all other payments or benefits to or for the Executive under this Agreement, all Other Agreements, and all Benefit Plans, would cause any payment to the Executive under this Agreement to be considered a "parachute payment" within the meaning of Section 280G of the Code as then in effect (a "Parachute Payment"). In the event that the receipt of any such payment or benefit under this Agreement, any Other Agreement, or any Benefit Plan would cause the Executive to be considered to have received a Parachute Payment under this Agreement, then the Executive shall have the right, in the Executive's sole discretion, to designate those payments or benefits under this Agreement, any Other Agreements and/or any Benefit Plans, which should be reduced or eliminated so as to avoid having the payment to the Executive under this Agreement to be deemed to be a Parachute Payment.

Attorney's Fees and Costs. If any action at law or in equity is necessary to enforce or interpret the terms of this Agreement, the prevailing party shall be entitled to reasonable attorney's fees, costs, and necessary disbursements in addition to any other relief that may be proper; provided, however, that the Executive shall not be responsible for the Employers' attorney's fees and costs if the Executive's action is brought in good faith.

Notices. Any notice required or permitted to be given under this Agreement will, to be effective hereunder, be given to the Employers, in the case of notices given by the Executive, and will, to be effective hereunder, be given by the Employers, in the case of notices given to the Executive. Any such notice will be deemed properly given if in writing and if mailed by registered or certified mail, postage prepaid with return receipt requested, to the residence of the Executive, in the case of notices to the Executive, and to the principal office of the Employers, in the case of notices to the Employers.

Waiver. No provision of this Agreement may be modified, waived, or discharged unless such waiver, modification, or discharge is agreed to in writing and signed by the Executive and an executive officer of the Employers specifically designated by the Boards of Directors of the Employers. No waiver by any party hereto at any time of any breach by another party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party will be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time.

Assignment. This Agreement is not assignable by any party hereto; the Employers provided, however, that the Employers may assign their rights hereunder, including, without limitation, the restrictive covenants in Sections 9 and 10, to any successor in interest to the respective businesses of the Employers.

Entire Agreement. This Agreement contains the entire agreement of the parties relating to the subject matter of this Agreement and, in accordance with the provisions of Section 18, supersedes any prior agreement of the parties.

Successors; Binding Agreement. The Employers will require any successor (whether direct or indirect, by purchase, merger, consolidation, or otherwise) to all or substantially all of the business and/or assets of the Employers to expressly assume and agree to perform this Agreement (or cause it to be performed) in the same manner and to the same extent that the Employers, or any affiliated company of either would be required to perform it if no such succession had taken place. Failure by the Employers to obtain such assumption and agreement prior to the effectiveness of any such succession will constitute a material breach of this Agreement. As used in this Agreement, the "Employers" means the Employers as herein before defined and any successor to the business and/or assets of the Employers as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

This Agreement will inure to the benefit of and be enforceable by the Executive's personal or legal representatives, executors, administrators, heirs, distributees, devisees, and legatees. If the Executive should die while any amount is payable to the Executive under this Agreement if the Executive had continued to live, all such amounts, unless otherwise provided herein, will be paid in accordance with the terms of this Agreement to the Executive's devisee, legatee, or other designee, or, if there is no such designee, to the Executive's estate.

Continuation of Certain Provisions. Any termination of the Executive's employment under this Agreement or of this Agreement shall be subject to the provisions of Section 3 or 4, which will, if relevant, survive any such termination and remain in full force and effect in accordance with their respective terms.

Other Rights. Except as provided in Section 18, nothing herein will be construed as limiting, restricting or eliminating any rights the Executive may have under any plan, contract or arrangement to which he/she is a party or in which he/she is a vested participant; provided, however, that any termination payments required hereunder will be in lieu of any severance benefits to which she may be entitled under a severance plan or arrangement of the Employers or any affiliated company of either; and provided further, that if the benefits under any such plan or arrangement may not legally be eliminated, then the payments hereunder will be correspondingly reduced in such equitable manner as the Board of Directors of the Employers may determine.

No Mitigation or Offset. The Executive will not be required to mitigate the amount of any payment provided for in this Agreement by seeking employment or otherwise; nor will any amounts or benefits payable or provided hereunder be reduced in the event he/she does secure employment.

Validity. The invalidity or unenforceability of any provisions of this Agreement will not affect the validity or enforceability of any other provision of this Agreement, which will remain in full force and effect.

Applicable Law. Except to the extent preempted by federal law, this Agreement will be governed by and construed in accordance with the domestic internal law of the Commonwealth of Pennsylvania.

Number. Words used herein in the singular will be construed as being used in the plural, as the context requires, and vice versa.

Headings. The headings of the sections and subsections of this Agreement are for convenience only and will not control or affect the meaning or construction or limit the scope or intent of any of the provisions of this Agreement.

References to Entities. All references to the Employers will be deemed to include a reference to the Employers and/or the Corporation, individually or collectively, as appropriate in the relevant context.

Effective Date; Termination of Prior Agreement. This Agreement will become effective immediately upon the execution and delivery of this Agreement by the parties hereto. Upon the execution and delivery of this Agreement, any prior agreement relating to the subject matter hereof will be deemed automatically terminated and be of no further force or effect.

Withholding For Taxes. All amounts and benefits paid or provided hereunder will be subject to withholding for taxes as required by law.

Individual Agreement. This Agreement is an agreement solely between and among the parties hereto. It is intended to constitute a nonqualified unfunded arrangement for the benefit of a key management employee and will be construed and interpreted in a manner consistent with such intention.


IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.



                        Sterling Financial Corporation

                        By: /s/ John E. Stefan

                        Attest: /s/ Anne C. Lohr


                        Bank of Lancaster County, N.A.

                        By: /s/ John E. Stefan

                        Attest: /s/ Anne C. Lohr



Witness:
 /s/ Beverly Wise Hill            /s/ Thomas P. Dautrich
                                 Thomas P. Dautrich
                                 ("Executive")




                          EXHIBIT 10.5
           Employment Agreement, dated July 27, 1999 between Sterling Financial Corporation and Bank of Lancaster County
                       and John E. Stefan

                      EMPLOYMENT AGREEMENT


       THIS AGREEMENT ("Agreement") made as of the 27th day of July, 1999, between Sterling Financial Corporation, a Pennsylvania business corporation ( the "Corporation"), Bank of Lancaster County, N.A., a national banking association (the "Bank and, with the Corporation, the "Employers"), and John
E. Stefan, an individual (the "Executive").

                           WITNESSETH:

WHEREAS, the Employers and the Executive entered into an agreement dated as of April 30, 1983 (the "1983 Agreement"), regarding, among other things, the employment of the Executive by the Bank; and

WHEREAS, the Employers and the Executive desire to enter into a new Agreement regarding, among other things, the employment of the Executive by the Employers and, concurrently therewith, to terminate the 1983 Agreement, all as hereinafter set forth.

NOW, THEREFORE, the parties hereto, intending to be legally bound hereby, agree as follows:

Employment. The Employers hereby employ the Executive, and the Executive hereby accepts employment with the Employers, on the terms and conditions set forth in this Agreement.

Duties of Employee. The Executive will perform and discharge well and faithfully such duties as an executive officer of the Employers as may be
assigned to him from time to time by the     respective Boards of Directors of
the Employers. The Executive will be employed as Chairman, Chief Executive Officer and President of the Employers, and will hold such other titles as may be given to him from time to time by the respective Boards of Directors of the Employers. The Executive will devote his full time, attention and energies to the business of the Employers and will not, during the Employment Period (as defined in Section 4 herein), be employed or involved in any other business activity, whether or not such activity is pursued for gain, profit or other pecuniary advantage; provided, however, that this section will not be construed as preventing the Executive from (a) passively investing his personal assets, (b) acting as a member of the Boards of Directors of the Employers or any other corporation not in competition with either, or as a member of the Board of Trustees of any other organization, (c) being involved in any community, civic or similar activity, or (d) such other de minimus activity provided it does not interfere or conflict with the Executive's duties.

       Employment Period Compensation and Related Matters.

Salary. For services performed by the Executive under this Agreement, the Employers will pay the Executive a salary, during the Employment Period, at the annualized rate of ____________( the "Base Salary"), payable at the same times as salaries are payable to other executive employees of the Employers. The Employers may, from time to time, increase (but not decrease) the Executive's Base Salary, and any and all such increases will be deemed to constitute amendments to this subsection to establish a new Base Salary, effective as of the dates established for such increases by the Boards of Directors of the Employers in the resolutions authorizing such increases.

Bonus. For services performed by the Executive under this Agreement, the Bank may pay the Executive a bonus, annually during the Employment Period, in such amounts (if any) and at such times as is provided in such incentive plan for executive officers as may be approved by the Boards of Directors of the Employers and in effect from time to time. In addition, the Employers; from time to time, may pay such other bonus or bonuses to the Executive as, in their sole discretion, deem appropriate. The payment of any such bonuses will not reduce or otherwise affect any other obligation of the Bank to the Executive provided for in this Agreement.

Pension and Welfare Benefits. The Employers will provide the Executive, during the Employment Period, with pension and welfare benefits (within the meaning of Section 3 of the Employee Retirement Income Security Act of 1974, as amended ("ERISA")) in the aggregate not less favorable than those received by other employees of the Employers.

Fringe Benefits.

In General. Except as otherwise provided in this subsection, the Employers will provide the Executive, during the Employment Period, with such fringe benefits as may be provided generally from time to time for their executive officers.

Paid Time Off. The Executive will be entitled to not less than 33 days of paid time off per calendar year. The right to carry over unused paid time off will be subject to the executive personnel policies of the Employers from time to time in effect.

Automobile. The Employers will provide the Executive with the use of a purchased or leased automobile. The make and model of such automobile will be reasonably consistent with the Executive's position with the Employers. Expenses of the use of such automobile will be borne as provided from time to time in policies approved by the Employers' Boards of Directors.

Stock Options. The Executive may be granted stock options from time to time by the Board of Directors of the Corporation and/or the Compensation Committees of such Board and as are consistent with the Executive's responsibilities and performance subject to the terms of individual option grants and the terms of any stock option or incentive plan(s) of the Corporation.

Expense Reimbursement. The Executive will be entitled to reimbursement of all expenses incurred by him in the discharge of his duties hereunder, or otherwise in furtherance of the business of the Bank, provided he obtains prior approval thereof and/or renders an accounting of such expenses in such manner as may be required from time to time for employees generally.


Term of Employment.

The Executive's employment under this Agreement will be for a period (the "Employment Period") commencing upon the date of this Agreement and ending at the end of the term of this Agreement pursuant to this Section 4, unless the Executive's employment is sooner terminated in accordance with Sections 5 or 6.

Unless the Executive's employment is terminated pursuant to the provisions of
Section 5 or Section 6, the term of this Agreement will be for a period commencing on the date of this Agreement and ending on December 31, 2001; provided, however, that this Agreement will be automatically renewed on January 1, 2000 for the three-year period commencing on such date and ending on December 31, 2002, unless either party gives written notice of nonrenewal to the other party on or before November 1, 1999 (in which case this Agreement will continue in effect through December 31, 2001); and provided further, that if this Agreement is renewed on January 1, 2000, it will be automatically renewed on January 1 of each subsequent year (the "Annual Renewal Date") for a period ending three years from each Annual Renewal Date unless either party gives written notice of nonrenewal to the other party at least 60 days prior to an Annual Renewal (in which case this Agreement will continue in effect for a term ending two years from the Annual Renewal Date immediately following such notice). For purposes of the preceding sentence the Employers will be considered one party.

Any termination of the Executive's employment under this Agreement or of this Agreement shall be subject to the provisions of Section 7, 8, 9, 10 or 13, which will, if relevant, survive any such termination and remain in full force and effect in accordance with their respective terms.

Except as provided in Section 26, nothing herein will be construed as limiting, restricting or eliminating any rights the Executive may have under any plan, contract or arrangement to which he is a party or in which he is a vested participant; provided, however, that any termination payments required hereunder will be in lieu of any severance benefits to which he may be entitled under a severance plan or arrangement of the Employers; and provided further, that if the benefits under any such plan or arrangement may not legally be eliminated, then the payments hereunder will be correspondingly reduced in such equitable manner as the Boards of Directors of the Employers may determine.

Termination.

Termination for Cause. The Executive's employment under this Agreement may be terminated at any time during the Employment Period for "Cause" (as herein defined), by action of the Boards of Directors of the Employers, upon giving notice of such termination to the Executive at least 15 days prior to the date upon which such termination is to take effect. As used in this Agreement, "Cause" means any of the following events:

                  the Executive is convicted of or enters a plea of guilty or nolo contendere to a felony, a crime of falsehood, or a crime involving fraud or moral turpitude, or the actual incarceration of the Executive for a period of 45 consecutive days;

                  the Executive fails to follow the lawful instructions of the Boards of Directors of the Employers and fails to cure the same within thirty (30) days after receipt of a written notice of such failure from the Employers, other than a failure resulting from the Executive's incapacity because of physical or mental illness;

                  a government regulatory agency recommends or orders in writing that the Employers terminate the employment of the Executive with the Employers or relieve him of his duties as such relate to the Employers; or

            (iv) any material breach of this Agreement by the Employee which is not cured within 30 days after receipt of a written notice of such breach from the Employers.

If the Executive's employment is terminated under the provisions of this subsection (a), then all rights of the Executive under Section 3 will cease as of the effective date of such termination.

Termination Without Cause. The Executive's employment under this Agreement may be terminated at any time during the Employment Period without "Cause" (as defined in Section 5(a)), by action of the Boards of Directors of the Employers, upon giving notice of such termination to the Executive at least 30 days prior to the date upon which such termination is to take effect. If the Executive's employment is terminated under the provisions of this subsection, then the Executive will be entitled to receive the compensation set forth in
Section 7.

Voluntary Termination, Retirement or Death. If the Executive voluntarily terminates employment without Good Reason (as defined in Section 6), retires or dies, the Executive's employment under this Agreement will be deemed terminated as of the date of the Executive's voluntary termination, retirement or death, and all rights of the Executive under Section 3 will cease as of the date of such termination and any benefits payable to the Executive will be determined in accordance with the retirement and insurance programs of the Bank then in effect.

Disability. If the Executive is incapacitated by accident, sickness, or otherwise so as to render the Executive mentally or physically incapable of performing the services required of the Executive under Section 2 for a continuous period of six months, then, upon the expiration of such period or at any time thereafter, by action of the Boards of Directors of the Employers, the Executive's employment under this Agreement may be terminated immediately upon giving the Executive notice to that effect. If the Executive's employment is terminated under the provisions of this subsection, then all rights of the Executive under Section 3 will cease as of the last business day of the week in which such termination occurs, and the Executive will thereafter be entitled to the benefits to which he is entitled under any disability plan of the Employers in which he is then a participant (including the minimum benefit described in Section 3(d)(iv)).

Resignation of the Executive for Good Reason.

Termination for Good Reason. The Executive may resign for Good Reason (as herein defined) at any time during the Employment Period.

          (b) Notice of Termination. At the option of the Executive, exercisable by the Executive within 90 days after the occurrence of the event constituting Good Reason, the Executive may resign from employment under this Agreement by a notice in writing (the "Notice of Termination") delivered to the Bank and the provisions of Section 7 will thereupon apply
          (c) Special Right of Termination. Notwithstanding anything herein to the contrary, but subject to the provisions of
               Section 3(a), within the one-year period following the occurrence of a Change in Control
               (as defined below), the Executive may terminate his employment for any or noreason by delivering a written notice, similar to a Notice of Termination, to the Bank; and such termination will be deemed for all purposes to constitute a resignation for Good Reason. In such event, he will be entitled to the payments and benefits described in Section 6.

          (d) Good Reason Defined. As used in this Agreement, the term "Good Reason" means any of the following:

                  any reduction in title or a material adverse change in the Executive's responsibilities or authority which are inconsistent with, or the assignment to the Executive of duties inconsistent with, the Executive's status as Chairman, Chief Executive Officer and President of the Employers;

                  any reassignment of the Executive to a principal office which is more than 30 miles from the Executive's principal office in Lancaster, Pennsylvania;

                  any removal of the Executive from office except for any termination of the Executive's employment under the provisions of Section 5(a) or (d);

               any reduction in the Executive's annual Base Salary as in effect on the date hereof or as the same may be increased from time to time;

               any failure by the Employers to provide the Executive with benefits at least as favorable as those enjoyed by the Executive under any of the pension or welfare plans (as such terms are defined in ERISA Section 3) of the Employers in which the Executive is participating on the date of this Agreement, or the taking of any action that would materially reduce any of such benefits, unless the change is part of a change applicable in each case to employees generally; and

               any material breach of this Agreement by the Employers which is not cured within 30 days after receipt of a written notice of such breach from the Executive.

          (e) Change in Control Defined. For purposes of this Agreement, the term "Change in Control" means any of the following:

               any "person" (as such term is used in Sections 13(d) and 14(d)(2) of the Securities and Exchange Act of 1934 (the "Exchange Act")), other than the Employers, a subsidiary of the Employers, an employee benefit plan of the Employers, or a subsidiary of the Employer (including a related trust), becomes the beneficial owner (as determined pursuant to Rule 13d-3 under the Exchange Act), directly or indirectly of securities of the Employers representing more than 20% of the combined voting power of the Employers' then outstanding securities;

               the occurrence of, or execution of an agreement providing for, a sale of all or substantially all of the assets of the Employers to an entity which is not a direct or indirect subsidiary of the Employers;

               the occurrence of, or execution of an agreement providing for, a reorganization, merger, consolidation or similar transaction involving the Employers unless
                 (A) the shareholders of the Corporation immediately
                     prior to the consummation of any transaction will initially own securities representing a majority of the voting power of the surviving or resulting corporation, and
                 (B) the directors of the Employers immediately prior
                     to the consummation of such transaction
                     will initially represent a majority of the directors of the surviving or resulting corporation; or

                     any other event which is at any time irrevocably designated as a "Change in Control" for purposes of this Agreement by resolution adopted by a majority of the then non-employee directors of the Employers.

Rights in Event of Certain Termination of Employment. In the event that the Executive resigns from employment for Good Reason (including termination following a Change in Control under Section 6(c) herein), by delivery of a Notice of Termination or other permitted notice to the Employers, or the Executive's employment is terminated by the Employers without Cause, the Executive will be entitled to receive the amounts and benefits set forth in this section.

Basic Payments. The Executive will be paid an amount equal to 2.99 times the Base Amount. "Base Amount" shall mean an amount equal to the average annual compensation payable by the Employers to the Executive and includable by the Executive in gross income for the most recent five (5) taxable years, or such shorter period as the Executive shall have been employed by the Employers, ending before (i) the date on which the Change of Control occurred (if a Change of Control has occurred and the Executive's average annual compensation has declined since the Change of Control) or (ii) the date of termination of employment (if a Change of Control has not occurred or the Executive's average annual compensation has increased since a Change of Control). The Executive at his election, will be paid the Base Amount in either (A) 36 equal monthly installments (without interest), beginning 30 days following the date of termination of employment or (B) a lump sum equal to the present value of the amounts payable under this subsection 30 days following the date of termination of employment. For purposes of the preceding sentence, present value will be determined by using the short-term applicable federal rate under
Section 1274 of the Internal Revenue Code of 1986, as amended (the "Code"), in effect on the date of termination of employment. For purposes of this subsection, to the extent necessary, base salary and bonuses with any predecessor of the Employers or an affiliate thereof shall be taken into account.
Supplemental Payment in Lieu of Certain Benefits. In lieu of continued pension, welfare and other benefits, a lump sum cash payment of 25% of the above Basic Payments will be paid to the Executive within 30 days following the date of termination of employment.

Stock Options. Upon a Change in Control (as such term is defined in Section 6(d) herein), all options theretofore granted to the Executive by the Corporation and not previously exercisable shall become fully exercisable to the same extent and in the same manner as if they had become exercisable by passage of time or by virtue of the Company achieving certain performance objectives in accordance with the relevant provisions of any plan and any agreement.

Section 280G. Notwithstanding any other provisions of this Agreement or any other agreement entered into by the Executive and the Employers ("Other Agreement"), and notwithstanding any formal or informal plan or other arrangement heretofore or hereafter adopted by the Company for the direct or indirect provision of compensation to the Executive (including groups of participants or beneficiaries of which the Executive is a member), whether or not such compensation is deferred, is in cash, or is in the form of a benefit to or for the Executive (a "Benefit Plan"), the Executive shall not have any right to receive any payment or other benefit under this Agreement, any Other Agreement, or any Benefit Plan if such payment or benefit, taking into account all other payments or benefits to or for the Executive under this Agreement, all Other Agreements, and all Benefit Plans, would cause any payment to the Executive under this Agreement to be considered a "parachute payment" within the meaning of Section 280G of the Code as then in effect (a "Parachute Payment"). In the event that the receipt of any such payment or benefit under this Agreement, any Other Agreement, or any Benefit Plan would cause the Executive to be considered to have received a Parachute Payment under this Agreement, then the Executive shall have the right, in the Executive's sole discretion, to designate those payments or benefits under this Agreement, any Other Agreements and/or any Benefit Plans, which should be reduced or eliminated so as to avoid having the payment to the Executive under this Agreement to be deemed to be a Parachute Payment.

Expiration of Agreement. In the event this Agreement expires by its terms in accordance with the provisions of Section 4(b) and the Executive's employment thereafter terminates prior to the attainment of age 65 and other than for Cause, the Employers will pay or cause to be paid to him, in one lump sum within 30 days following termination, an amount equal to 1.5 times the Base Amount.

Covenant Not to Compete. The Executive hereby acknowledges and recognizes the highly competitive nature of the business of the Employers and accordingly agrees that, during and for the applicable period set forth in Subsection (c), the Executive will not:

      be engaged, directly or indirectly, either for his own account or as agent, consultant, employee, partner, officer, director, proprietor, investor (except as an investor owning less than 5% of the stock of a publicly owned company) or otherwise of, any person, firm, corporation, or enterprise engaged, in (A) the banking or financial services industry, or (B) any other activity in which the Employers or any of their subsidiaries are engaged during the Employment Period, in any county in which, at any time during the Employment Period or at the date of termination of the Executive's employment, a branch, office or other facility of the Employers or any of their subsidiaries are located, or in any county contiguous to such a county, including contiguous counties located outside of the Commonwealth of Pennsylvania (the "Non-Competition Area"); and

      provide financial or other assistance to any person, firm, corporation, or enterprise engaged in (A) the banking or financial services industry, or (B) any other activity in which the Employers or any of their subsidiaries are engaged during the Employment Period, in the Non-Competition Area.

      It is expressly understood and agreed that, although the Executive and the Employers consider the restrictions contained in Subsection (a) reasonable for the purpose of preserving the Employers and their subsidiaries their goodwill and other proprietary rights, if a final judicial determination is made by a court having jurisdiction that the time or territory or any other restriction contained in Subsection (a) is an unreasonable or otherwise unenforceable restriction against the Executive, the provisions of Subsection (a) will not be rendered void but will be deemed amended to apply as to such maximum time and territory and to such other extent as such court may judicially determine or indicate to be reasonable.

The provisions of this section will be applicable commencing on the date of this Agreement and ending as follows:

      three years in the case of termination by the Employers for Cause under Section 5(a) or voluntary termination by the Executive without Good Reason under Section 5(c) provided, however, that this clause will not apply in the event Executive's termination of employment occurs following a Change in Control;

      one year following the termination of Executive's employment, in the case of termination without Cause by the Employers under
      Section 5(b) or termination by the Executive under Section 6(c); or

      in all other cases, the date of Executive's termination of employment.

Confidentiality. As used in this section, the term "Confidential Information" means any and all information regarding the organization, business or finances of the Employers or any of their subsidiaries and affiliates, including, but not limited to, any and all business plans and strategies, financial information, proposals, reports, marketing plans and information, cost information, customer information, claims history and experience data, sales volume and other sales statistics, personnel data, pricing information, concepts and ideas, information respecting existing and proposed investments and acquisitions, and information regarding customers and suppliers, but the term "Confidential Information" will not include information which, (i) becomes generally publicly available other than as a result of disclosure thereof by the Executive, or (ii) comes into the Executive' possession free of any restrictions on its use or disclosure and from a source other than the Employers or any of their subsidiaries or affiliates.

The Executive acknowledges and agrees that his employment by the Bank will afford him an opportunity to acquire Confidential Information and that the misappropriation or disclosure of any Confidential Information would cause irreparable harm to the Bank and its subsidiaries and affiliates.

During the Employment Period and thereafter, the Executive will not use for the benefit of anyone other than the Employers and their subsidiaries and affiliates or disclose any of the Confidential Information for any reason or purpose whatsoever except to authorized representative of such business entities or as directed or authorized by the Employers.

With respect to those items of Confidential Information which constitute trade secrets under applicable law, the Executive's obligations of confidentiality and nondisclosure as set forth in this section will continue and survive after the Employment Period as provided in Subsection (c) to the greatest extent permitted by applicable law.

The Executive will not remove any records, documents or any other tangible items (excluding the Executive's personal property) from the premises of the Employers or their subsidiaries or affiliates, in either original or duplicate form, except as needed in the ordinary course of performing services hereunder.

Upon termination of this Agreement, the Executive will immediately surrender to the owner thereof all documents in his possession, custody or control embodying the Confidential Information or any part thereof and will not thereafter remove the same from the premises on which it is located.

Remedies. Executive acknowledges and agrees that the remedy at law of the Bank for a breach or threatened breach of any of the provisions of Section 9 or 10 would be inadequate and, in recognition of this fact, in the event of a breach or threatened breach by the Executive of any of the provisions of
Section 9 or 10, it is agreed that, in addition to the remedy at law, the Employers will be entitled to, without posting any bond, and the Executive agrees not to oppose any request of the Employers for, equitable relief in the form of specific performance, a temporary restraining order, a temporary or permanent injunction, or any other equitable remedy which may then be available. Nothing herein contained will be construed as prohibiting the Employers from pursuing any other remedies available to them for such breach or threatened breach.

Arbitration. The Employers and Executive recognize that, in the event a dispute should arise between them concerning the interpretation or implementation of this Agreement, lengthy and expensive litigation will not afford a practical resolution of the issues within a reasonable period of time. Consequently, each party agrees that all disputes, disagreements and questions of interpretation concerning this Agreement are to be submitted for resolution to the American Arbitration Association ("Association") in Lancaster, Pennsylvania. The Employers, or Executive, may initiate an arbitration proceeding at any time by giving notice to the others in accordance with the rules of the Association. The Association will designate a single arbitrator to conduct the proceeding, but the Employers, and the Executive, may, as a matter of right, require the substitution of a different arbitrator chosen by the Association. Each such right of substitution may be exercised only once. The arbitrator will not be bound by the rules of evidence and procedure of the courts of the Commonwealth of Pennsylvania but will be bound by the substantive law applicable to this Agreement. The decision of the arbitrator, absent fraud, duress, incompetence or gross and obvious error of fact, will be final and binding upon the parties and will be enforceable in courts of proper jurisdiction. Following written notice of a request for arbitration, the Employers and the Executive, will be entitled to an injunction restraining all further proceedings in any pending or subsequently filed litigation concerning this Agreement, except as otherwise provided herein.

Attorney's Fees and Costs. If any action at law or in equity is necessary to enforce or interpret the terms of this Agreement, the prevailing party shall be entitled to reasonable attorney's fees, costs, and necessary disbursements in addition to any other relief that may be proper; provided, however, that the Executive shall not be responsible for the Employers' attorney's fees and costs if the Executive's action is brought in good faith.

Indemnification. The Employers will indemnify the Executive, to the fullest extent permitted under Pennsylvania and federal law, with respect to any threatened, pending or completed legal or regulatory action, suit or proceeding brought against him by reason of the fact that he is or was a director, officer, employee or agent of the Employers, or is or was serving at the request of the Employers as a director, officer, employee or agent of another person or entity. To the fullest extent permitted by Pennsylvania and federal law, the Employers will, in advance of final disposition, pay any and all expenses incurred by the Executive in connection with any threatened, pending or completed legal or regulatory action, suit or proceeding with respect to which he may be entitled to indemnification hereunder. The Employers will use their best efforts to obtain insurance coverage for the Executive under a policy covering directors and officers thereof against litigation, arbitrations and other legal and regulatory proceedings; provided, however, that nothing herein is to be construed as requiring such action if the Boards of Directors of the Employers determine that such insurance coverage cannot be obtained at commercially reasonable rates.

Notices. Any notice required or permitted to be given under this Agreement will, to be effective hereunder, be given to the Employers, in the case of notices given by the Executive, and will, to be effective hereunder, be given by the Employers, in the case of notices given to the Executive. Any such notice will be deemed properly given if in writing and if mailed by registered or certified mail, postage prepaid with return receipt requested, to the residence of the Executive, in the case of notices to the Executive, and to the respective principal offices of the Employers, in the case of notices to the Employers.

Waiver. No provision of this Agreement may be modified, waived, or discharged unless such waiver, modification, or discharge is agreed to in writing and signed by the Executive and executive officers of the Employers, each such officer specifically designated by the Boards of Directors of the Employers, respectively. No waiver by any party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party will be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time.

Assignment. This Agreement is not assignable by any party hereto; the Employers provided, however, that the Employers may assign their rights hereunder, including, without limitation, the restrictive covenants in Sections 9 and 10, to any successor in interest to the respective businesses of the Employers.

Entire Agreement. This Agreement contains the entire agreement of the parties relating to the subject matter of this Agreement and, in accordance with the provisions of Section 26, supersedes any prior agreement of the parties.

Successors; Binding Agreement. The Employers will require any successor (whether direct or indirect, by purchase, merger, consolidation, or otherwise) to all or substantially all of the business and/or assets of the Employers to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Employers would be required to perform it if no such succession had taken place. Failure by the Employers to obtain such assumption and agreement prior to the effectiveness of any such succession will constitute a material breach of this Agreement. As used in this Agreement, "the Employers" means the Employers as herein before defined and any successor to the business and/or assets of the Employers as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

This Agreement will inure to the benefit of and be enforceable by the Executive's personal or legal representatives, executors, administrators, heirs, distributees, devisees, and legatees. If the Executive should die while any amount is payable to the Executive under this Agreement if the Executive had continued to live, all such amounts, unless otherwise provided herein, will be paid in accordance with the terms of this Agreement to the Executive's devisee, legatee, or other designee, or, if there is no such designee, to the Executive's estate.

20. No Mitigation or Offset. The Executive will not be required to mitigate the amount of any payment provided for in this Agreement by seeking employment or otherwise; nor will any amounts or benefits payable or provided hereunder be reduced in the event he does secure employment, except as otherwise provided herein.

Validity. The invalidity or unenforceability of any provisions of this Agreement will not affect the validity or enforceability of any other provision of this Agreement, which will remain in full force and effect.

Applicable Law. Except to the extent preempted by federal law, this Agreement will be governed by and construed in accordance with the domestic internal law of the Commonwealth of Pennsylvania.

Number. Words used herein in the singular will be construed as being used in the plural, as the context requires, and vice versa.

Headings. The headings of the sections and subsections of this Agreement are for convenience only and will not control or affect the meaning or construction or limit the scope or intent of any of the provisions of this Agreement.

References to Entities. All references to the Employers will be deemed to include a reference to the Employers and/or the Corporation, individually or collectively, as appropriate in the relevant context.

Effective Date; Termination of Prior Agreement. This Agreement will become effective immediately upon the execution and delivery of this Agreement by the parties hereto. Upon the execution and delivery of this Agreement, any prior agreement relating to the subject matter hereof, including without limitation the 1983 Agreement, will be deemed automatically terminated and be of no further force or effect.

Withholding For Taxes. All amounts and benefits paid or provided hereunder will be subject to withholding for taxes as required by law.

Individual Agreement. This Agreement is an agreement solely between and among the parties hereto. It is intended to constitute a nonqualified unfunded arrangement for the benefit of a key management employee and will be construed and interpreted in a manner consistent with such intention.
IN WITNESS WEREOF, the parties have executed this Agreement as of the date first above written.


                                  Sterling Financial Corporation

                                  By: /s/ J. Robert Hess

                                  Attest:/s/ J. Roger Moyer, Jr.
                                         (Assistant) Secretary



                                  Bank of Lancaster County, N.A.

                                  By: /s/ J. Robert Hess

                                  Attest:/s/ J. Roger Moyer, Jr.
                                         (Assistant) Secretary

Witness:

 /s/ Beverly Wise Hill             /s/ John E. Stefan
                                  John E. Stefan  ("Executive")




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

The First National Bank of North East                Maryland
(Wholly-owned Subsidiary of Northeast
Bancorp, Inc.,)
14 S. Main Street
North East, Maryland   21901

Sterling Mortgage Services, Inc.                     Pennsylvania
101 North Pointe Boulevard
Lancaster, PA  17601-4133
(Presently inactive)