Form 10-K
period 1999-12-31
STERLING FINANCIAL CORP /PA/
filed 2000-03-29
CIK 811671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-K

(Mark One)
   X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1999
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant at February 29, 2000 was approximately $122,528,000.

The number of shares of Registrant's Common Stock outstanding on February 29, 2000 was 8,931,568.

Documents Incorporated by Reference

    Portions of the Proxy Statement for the Registrant's 2000 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.
                  Sterling Financial Corporation
                        Table of Contents

                                                                   Page
    Part I

     Item 1.  Business.............................................  3

     Item 2.  Properties........................................... 16

     Item 3.  Legal Proceedings.................................... 17

     Item 4.  Submission of Matters to a Vote of Security Holders.. 17

    Part II

     Item 5.  Market for the Registrant's Common Equity and
              Related Stockholder Matters.......................... 18

     Item 6.  Selected Financial Data.............................. 19

     Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.................. 20

     Item 7A. Quantitative and Qualitative Disclosure
              About Market Risk.................................... 46

     Item 8.  Financial Statements................................. 49

     Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.................. 86

   Part III

     Item 10. Directors and Executive Officers of the Registrant... 86

     Item 11. Executive Compensation............................... 86

     Item 12. Security Ownership of Certain Beneficial Owners and
              Management........................................... 86

     Item 13. Certain Relationships and Related Transactions....... 86

   Part IV

     Item 14. Exhibits, Financial Statement Schedules and Reports
              on Form 8-K.......................................... 87

   Signatures...................................................... 90

                              PART I

     The management of Sterling Financial Corporation has made forward-looking statements in this annual report on Form 10-K. These forward-looking statements may be subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of Sterling Financial Corporation and its subsidiaries, Bank of Lancaster County, N.A., Northeast Bancorp, Inc., The First National Bank of North East, T&C Leasing, Inc. Sterling Mortgage Services, Inc. and Town & Country, Inc. When words such as "believes", "expects", "anticipates" or similar expressions occur in this annual report, management is making forward-looking statements.

     Shareholders should note that many factors, some of which are discussed elsewhere in this annual report, could affect the future financial results of Sterling Financial Corporation and its subsidiaries, both individually and collectively, and could cause those results to differ materially from those expressed in the forward-looking statements contained in this annual report on Form 10-K. These factors include the following:

        operating, legal and regulatory risks;

        economic, political and competitive forces affecting our banking, securities, asset management and credit service businesses; and

        the risk that our analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

     Sterling undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in other documents Sterling files periodically with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q to be filed by Sterling Financial Corporation, and any Current Reports on Form 8-K.

Item 1 - Business

                  Sterling Financial Corporation

     Sterling Financial Corporation is a Pennsylvania business corporation, based in Lancaster, Pennsylvania. Sterling was organized on February 23, 1987 and became a bank holding company on June 30, 1987 through the acquisition of all the outstanding stock of Bank of Lancaster
County, N.A., formerly The First National Bank of Lancaster County.

     Sterling provides a wide variety of commercial banking and trust services through its wholly owned subsidiaries, Bank of Lancaster County, N.A. and The First National Bank of North East.

     Sterling's major source of operating funds is dividends that it receives from its subsidiary banks. Sterling's expenses consist principally of operating expenses. Dividends that Sterling pays to stockholders consist, in part, of dividends declared and paid to Sterling by the subsidiary banks.

     As a bank holding company, Sterling is registered with the Federal Reserve Board under the Bank Holding Company Act. The Federal Reserve Board and the Pennsylvania Department of Banking, both regulate Sterling's operations.

     On July 21, 1998, Sterling organized T & C Leasing, Inc., a Pennsylvania corporation. T & C Leasing, Inc. is a nationwide vehicle and equipment leasing company operating primarily in Pennsylvania. Its principal office is located at 1097 Commercial Avenue, East Petersburg, Pennsylvania.

     On June 15, 1999, Sterling completed its acquisition of Northeast Bancorp, Inc., the parent company of The First National Bank of North East, based in North East, Maryland.

     In addition, Sterling also owns all of the outstanding stock of a non-bank subsidiary, Sterling Mortgage Services, Inc. which Sterling organized. Sterling Mortgage Services, Inc. is presently inactive.

     The common stock of Sterling is listed on The Nasdaq Stock Market under the symbol SLFI.

                  Bank of Lancaster County, N.A.

     The Bank of Lancaster County, N.A. is a full service commercial bank operating under charter from the Comptroller of the Currency. On July 29, 1863, the Comptroller of the Currency authorized The First National Bank of Strasburg to commence the business of banking. On September 1, 1980, we changed the name to The First National Bank of Lancaster County. On June 30, 1987, the date the bank reorganized as a bank holding company, the bank changed its name to Bank of Lancaster County, N.A. At December 31, 1999, the bank had total assets of $975,647,000 and total deposits of $815,706,000.

     The main office of the bank is located at 1 East Main Street, Strasburg, Pennsylvania. In addition to its main office, the bank had 28 branches in Lancaster County and one (1) branch in Chester County, Pennsylvania in operation at December 31, 1999.

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

     With the installation of three automated teller machines in April, 1983, the bank was the first financial institution in Lancaster County to join the MAC Network. The bank now has 27 ATM locations located in Lancaster County. Additionally, Bank of Lancaster
County customers can use their personal computers for services such as bill paying, loan applications and transfer of funds through BLC OnLine.

     The bank introduced Discount Brokerage Service in July, 1983. The bank offers this service in coordination with Fiserv Investor Services, Inc. and meets the needs of the commission-conscious investor. In 1992, the bank began offering mutual funds to customers. In mid-year 1998, the Bank of Lancaster County began offering fixed annuities in addition to mutual funds as an alternative investment vehicle for appropriate customers. The annuities are available from three insurance companies, AIG, Jackson National and CIGNA, with BankMark Corporation,
Morris Plains, New Jersey, providing marketing support services. As required, the bank obtained an insurance license from the Commonwealth of Pennsylvania. Management believes these services are important additions to our product line and make a statement about our progressive attitude in providing financial services for the future.

     The Comptroller of the Currency gave the bank permission to open a Trust Department on May 10, 1971. The Trust Department provides personal and corporate trust services. These include estate planning, administration of estates and the management of living and testamentary trusts and investment management services. Other services available are pension and profit sharing trusts and self-employed retirement trusts. Trust Department assets were over $611.5 million at December 31, 1999.

     On January 31, 1983, the bank purchased Town & Country, Inc., which is a vehicle and equipment leasing company operating in Pennsylvania and other states. Its principal office is located at 1097 Commercial
Avenue, East Petersburg, PA. Town & Country employs 55 people.

     On May 18, 1999, Bank of Lancaster County, N.A. and Murray Insurance Associates, Inc. formed the Lancaster Insurance Group, L.L.C., a limited liability company under the laws of the Commonwealth of Pennsylvania. Regulatory approval was received July 27, 1999 to commence business. Lancaster Insurance Group offers comprehensive personal insurance coverage as well as a complete range of business insurance programs.

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

     One of the best agricultural areas in the nation, Lancaster continues to be the top agricultural county in the state, leading Pennsylvania in production of most crops and all livestock, with the exception of sheep. Lancaster County is also one of the leading industrial areas in the state. The county is considered a prime location for manufacturing, away from congested areas, yet close to major east coast markets. Diversification of industry has helped to maintain the economic stability of the county. Lancaster County ended 1999 with the second lowest unemployment rate in Pennsylvania.
The unemployment rate of the county in December 1999 was 2.6% which was significantly lower than the statewide and national rate of 4.1%. Lancaster County's December unemployment rate of 2.6% continued to trail only State College among the 14 metropolitan areas in Pennsylvania. Lancaster County, with its many historic sites, well-kept farmlands and the large Amish community has become very attractive to tourists and is one of the top tourist attractions in the United States.

     The bank does not depend on foreign sources of funds, nor does it make foreign loans.

     The bank is subject to regulation and periodic examination by the Comptroller of the Currency. The bank's deposits are insured by the Federal Deposit Insurance Corporation, as provided by law.

                     Northeast Bancorp, Inc.

     Northeast Bancorp, Inc. is a Delaware bank holding company based in Newark, Delaware. The corporation was organized in 1983 and is parent company of The First National Bank of North East, North East, Maryland.

     A major source of operating funds for Northeast Bancorp, Inc., is dividends provided by The First National Bank of North East.

     Northeast Bancorp, Inc. is a one-bank holding company and is registered with the Federal Reserve Board in accordance with the requirements of the Bank Holding Company Act and is subject to regulation by the Federal Reserve Board.

     On June 15, 1999, Sterling Financial Corporation acquired Northeast Bancorp, Inc. Under the terms of the agreement, Northeast Bancorp shareholders received two shares of Sterling common stock for each share of Northeast Bancorp's common stock in a tax-free exchange. The transaction was accounted for under the pooling-of-interests method of accounting

              The First National Bank of North East

     On December 12, 1903, the Comptroller of the Currency authorized The First National Bank of North East to commence the business of banking. The main office of the bank is located at 14 South Main Street, North East, Maryland. In addition to the main office, there are three branches located in Cecil County, Maryland. At December 31, 1999, the bank had total assets of nearly $87.0 million and total deposits of $78.5 million.

     The bank does not depend on foreign sources of funds, nor does it make foreign loans.

     The bank is subject to regulation and periodic examination by the Comptroller of the Currency. The bank's deposits are insured by the Federal Deposit Insurance Corporation, as provided by law.

     Under the merger agreement between Sterling Financial Corporation and the Northeast Bancorp, Inc., The First National Bank of North East continues to operate as a separate commercial bank.


Competition

     The financial services industry in Sterling's service area is extremely competitive. Sterling's competitors within its service area include multi-bank holding companies, with resources substantially greater than those of the corporation. Many competitor financial institutions have legal lending limits substantially higher than the subsidiary banks' legal lending limits. The subsidiary banks are subject to intense competition in all respects and areas of their business from commercial banks, savings banks, credit unions, finance companies and other nonbank providers of financial services. Several of the financial institution competitors exceed $15 billion in assets while one is in excess of $230 billion in assets. The increased competition has resulted from a changing legal and regulatory climate, as well as, from the economic climate.
As of December 31, 1999, the Bank of Lancaster County ranked, as measured by total deposits, as the second largest in market share within Lancaster County of the banks doing business in Lancaster County, Pennsylvania. The bank is not, however, the second largest bank in Lancaster County. As of December 31, 1999,
The First National Bank of North East ranked, as measured by total deposits, as the fourth largest in market share within Cecil County, Maryland.

     Neither Sterling nor the subsidiary banks rely on a single customer or a few customers, including federal, state or local governments and agencies thereunder the loss of which would have a material adverse effect on the business of the bank.

Supervision and Regulation

Bank Holding Company Regulation

     Sterling Financial Corporation and Northeast Bancorp, Inc. are subject to the regulations of the Board of Governors of the Federal Reserve System under the Bank Holding Company Act. Bank holding companies are required to file periodic reports with and are subject to examination by the Federal Reserve. The Federal Reserve has issued regulations under the Bank Holding Company Act that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve may require the corporations to stand ready to use its resources to provide adequate capital funds to the banks during periods of financial stress or adversity.

     Under the Bank Holding Company Act, the Federal Reserve may require a bank holding company to end a non-banking business if the non-banking business constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

     The Bank Holding Company Act prohibits a bank holding company from acquiring a bank or merging or consolidating with another bank holding company without prior approval of the Federal Reserve. The Pennsylvania Department of Banking must also approve acquisitions and mergers. Pennsylvania law permits Pennsylvania bank holding companies to control an unlimited number of banks.

     Additionally, the Bank Holding Company Act prohibits a bank holding company from engaging in most non-banking businesses or from owning more than 5% of the voting shares of most non-bank businesses.

     The Federal Reserve has determined that the following activities are permissible:

            making, acquiring, or servicing loans or other extensions of credit for its own account or for the account of others;

            operating an industrial bank, Morris Plan bank, or industrial loan company, in the manner authorized by state law, so long as the institution is not a bank;

            operating as a trust company in the manner authorized by federal or state law so long as the institution is not a bank and does not make loans or investments or accept deposits, except as may be permitted by the Federal Reserve;

            subject to limitations, acting as an investment or financial advisor:

                   to a mortgage or real estate investment trust;

                   to certain registered investment companies;

                   by providing portfolio investment advice to other persons;

                   by furnishing general economic information and advice, general economic statistical forecasting services, and industry studies;

                   by providing financial advice to state
                   and local governments; or

                   by providing financial and transaction advice to corporations, institutions, and persons in the areas of mergers, acquisitions, and other financial transactions;


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

            subject to limitations, engaging in agency and underwriting activities concerning credit insurance, and certain other insurance activities as permitted by the Federal Reserve;

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

     The Federal Deposit Insurance Corporation Improvement Act requires a bank holding company to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized", as defined by regulations, with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency, up to specified limits.

Financial Services Modernization Legislation

     On November 12, 1999, President Clinton signed into law the
Gramm-Leach-Bliley Act of 1999, the Financial Services Modernization Act, which repealed provisions of the Depression-era Glass-Steagall Act.
The Glass-Steagall Act prohibited banks from engaging in securities and insurance business.

     The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers.

     Generally, the Financial Services Modernization Act:

          repeals historical restrictions on, and eliminates many federal and state law barriers to, affiliations among banks, securities firms, insurance companies and other financial service providers;

          provides a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies;

          broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries to include banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines;

          provides an enhanced framework for protecting the privacy of consumer information;

          adopts a number of provisions related to the capitalization, membership, corporate governance and the other measures designed to modernize the Federal Home Loan Bank system;

          modifies the laws governing the implementation of the Community Reinvestment Act;

          addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions; and

          expressly preempts state insurance laws.

     In order for Sterling to take advantage of the new law, it must become a financial holding company. To become a financial holding company, Sterling would file a declaration with the Federal Reserve, electing to engage in activities permissible for financial holding companies and certifying that it is eligible to do so because all of its insured depository institution subsidiaries are well-capitalized and well-managed. In addition, the Federal Reserve must determine that each insured depository institution subsidiary of Sterling has at least a "satisfactory" CRA rating. Sterling currently meets the requirements to make an election to become a financial holding company. Sterling's management has not determined at this time whether it will seek an election to become a financial holding company. Sterling is examining its strategic business plan to determine whether, based on market conditions, the relative financial conditions of the company and its subsidiaries, regulatory capital requirements, general economic conditions and other factors, Sterling desires to utilize any of its expanded powers provided in the Financial Service Modernization Act.

     The Financial Services Modernization Act also permits banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development or merchant banking, which may only be conducted through a subsidiary of a financial holding company. Financial activities include all activities permitted under new sections of the Bank Holding Company Act or permitted by regulation.

     A national bank seeking to have a financial subsidiary, and each of its depository institution affiliates, must be "well-capitalized" and "well-managed". The total assets of all financial subsidiaries may not exceed the lesser of 45% of a bank's total assets or $50 billion. A national bank must exclude from its assets and equity all equity investments, including retained earnings, in a financial subsidiary. The assets of the subsidiary may not be consolidated with the bank's assets. The bank must also have policies and procedures to assess financial subsidiary risk and protect the bank from such risks and potential liabilities.

     Sterling and its subsidiary banks do not believe that the Financial Services Modernization Act will have a material effect on our operations in the near-term. However, to the extent that it permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Service Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis.
Nevertheless, this act may have the result of increasing the amount of competition that the company and the banks face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than Sterling and its subsidiary banks.

Dividend Restrictions

     Sterling is a legal entity separate and distinct from the subsidiary banks and nonbank subsidiaries. Sterling's revenues, on a parent company only basis, result almost entirely from dividends paid to the corporation by its subsidiaries.

     Federal and state laws regulate the payment of dividends by Sterling's subsidiaries. See "Supervision and Regulation - Regulation of the Banks", below.

     Further, it is the policy of the Federal Reserve that bank holding companies should pay dividends only out of current earnings. Federal banking regulators also have the authority to prohibit banks and bank holding companies from paying a dividend if they should deem such payment to be an unsafe or unsound practice.

Capital Adequacy

     The Federal Reserve requires bank holding companies to comply with its risk-based capital guidelines. The required minimum ratio of total capital to risk-weighted assets, including certain off-balance sheet activities, such as standby letters of credit, is 8%. At least half of the total capital is required to be "Tier 1 capital," consisting principally of:

            common shareholders' equity,

            noncumulative perpetual preferred stock,

            a limited amount of cumulative perpetual preferred stock,

            minority interests in the equity accounts of consolidated subsidiaries, and a deduction for certain intangible assets.

     The remainder, "Tier 2 capital", may consist of:

            a limited amount of subordinated debt and intermediate-term preferred stock,

            certain hybrid capital instruments and other debt securities,

            perpetual preferred stock, and

            a limited amount of the general loan loss allowance.

     In addition to the risk-based capital guidelines, the Federal Reserve requires a bank holding company to maintain a minimum "leverage ratio." This requires a minimum level of Tier 1 capital, as determined under the risk-based capital rules, to average total consolidated assets of 3% for those bank holding companies that have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are expected to maintain a ratio of at least 1% to 2% above the stated minimum. Further, the Federal Reserve has indicated that it will consider a "tangible Tier 1 capital leverage ratio", deducting all intangibles, and other indicia of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised Sterling of any specific minimum leverage ratio applicable to the corporation.

     Under the Federal Deposit Insurance Corporation Insurance Act, the federal banking agencies have specified, by regulation, the levels at which an nsured institution is considered "wellcapitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under these regulations, an institution is considered "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any order or written directive to meet and maintain a specific capital level. Sterling and the subsidiary banks, at December 31, 1999, qualify as "well capitalized" under these regulatory standards.

FDIC Insurance

     The subsidiary banks are subject to Federal Deposit Insurance Corporation assessments. The FDIC has adopted a risk-related premium assessment system for both the Bank Insurance Fund for banks and the Savings Association Insurance Fund for savings associations. Under this system, FDIC insurance premiums are assessed based on capital and supervisory measures.

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

Regulation of Banks

     The operations of the subsidiary banks are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System, and to banks whose deposits are insured by the FDIC. The banks' operations are also subject to regulations of the Office of the Comptroller of the Currency, the Federal Reserve, and the FDIC.

     The Office of the Comptroller of the Currency, which has primary supervisory authority over the subsidiary banks, regularly examines banks in such areas as reserves, loans, investments, management practices, and other aspects of operations. These examinations are designed for the protection of the banks' depositors rather than Sterling's shareholders. The subsidiary banks must furnish annual and quarterly reports to the Office of the Comptroller of the Currency, which has the authority under the Financial Institutions Supervisory Act to prevent a national bank from engaging in an unsafe or unsound practice in conducting its business.

     Federal and state banking laws and regulations govern, among other things:

           the scope of a bank's business,

           the investments a bank may take,

           the reserves against deposits a bank must maintain,

           the types and terms of loans a bank may make and the collateral it may take,

           the activities of a bank with respect to mergers and consolidations, and the establishment of branches.

     Pennsylvania and Maryland laws permit statewide branching.

     The National Bank Act requires the subsidiary banks to obtain the prior approval of the Office of the Comptroller of the Currency for the payment of dividends if the total of all dividends declared by the banks in one year would exceed the banks' net profits, as defined and interpreted by regulation, for the two preceding years, less any required transfers to surplus. In addition, the banks may only pay dividends to the extent that their retained net profits, including the portion transferred to surplus, exceed statutory bad debts, as defined by regulation. Under the Federal Deposit Insurance Corporation Insurance Act, any depository institution, including the banks are prohibited from paying any dividends, making other distributions or paying any management fees if, after such payment, it would fail to satisfy their minimum capital requirements.

     A subsidiary bank of a bank holding company, such as the Bank of Lancaster County and The First National Bank of North East, is subject to certain restrictions imposed by the Federal Reserve Act, including:

           extensions of credit to the bank holding company or its subsidiaries,

           investments in the stock or other securities of the bank holding company or its subsidiaries,

           taking such stock or securities as collateral for loans.

     The Federal Reserve Act and Federal Reserve regulations also place certain limitations and reporting requirements on extensions of credit by a bank to the principal shareholders of its parent holding company, among others, and to related interests of principal shareholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a principal shareholder of a holding company may obtain credit from banks with which the subsidiary bank maintains a correspondent relationship.

     The subsidiary banks, and the banking industry in general, are affected by the monetary and fiscal policies of government agencies, including the Federal Reserve. Through open market securities transactions and changes in its discount rate and reserve requirements, the Board of Governors of the Federal Reserve exerts considerable influence over the cost and availability of funds for lending and investment.

Interstate Banking Legislation

     In September 1994, Congress enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act. The Interstate Banking Act facilitates the interstate expansion and consolidation of banking organizations:

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

     One effect of this legislation will be to permit Sterling to acquire banks and bank holding companies located in any state and to permit qualified banking organizations located in any state to acquire banks and bank holding companies located in Pennsylvania, irrespective of state law.

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

     Overall, this federal and state legislation had the effect of increasing consolidation and competition and promoting geographic diversification in the banking industry.

Proposed Legislation and Regulations

     From time to time, various federal and state legislation is proposed that could result in additional regulation of, and restrictions on, the business of Sterling and the subsidiary banks, or otherwise change the business environment.

     Bank stocks also may be depressed in the future by a new accounting rule which is expected to become effective on January 1, 2001, by constraining or eliminating the merger premium currently reflected in bank stock prices. The new rule will eliminate the pooling-of-interests accounting method and mandate the use of purchase accounting for all business combinations. Pooling-of-interests has always been the method of choice for financial services sector combinations because it is simple to apply and avoids recognition of expense associated with the intangible asset goodwill. An overview of the new accounting rule can be found in "New Financial Accounting Standards" located in item 7 of this Annual Report.

     Management cannot predict whether any of this legislation, if enacted, will have a material effect on the business of Sterling.

Employees

     As of December 31, 1999, there were 455 persons employed by the Bank of Lancaster County, of which 326 were full-time and 129 were part-time employees. The First National Bank of North East had 45 persons employed at December 31, 1999, of which 39 were full-time and 6 were part-time. These figures do not include employees of Town & Country, Inc. which employed 55 persons.

Item 2 - Properties

     The Bank of Lancaster County, in addition to its main office, had a branch network of 29 offices and 4 off-site electronic MAC/ATM installations at December 31, 1999. All branches are located in Lancaster County with the exception of one office located in Chester County. Branches at 19 locations are occupied under leases and at three branches, the bank owns the building, but leases the land. One off-site MAC/ATM installation is occupied under lease. All other properties were owned in fee. All real estate and buildings owned by the bank are free and clear of encumbrances.

     The leases expire intermittently over the years through 2022 and most are subject to one or more renewal options. During 1999, aggregate annual rentals for real estate paid did not exceed 3% of the bank's operating expenses.

     On December 4, 1996, the bank purchased a property located at 1097 Commercial Avenue, East Petersburg, PA, situated on 12.7 acres with a building containing approximately 123,000 square feet. The building is used to house the Bank of Lancaster County's Administrative Service Center as well as other departments of the bank. Town & Country, Inc. also occupies this building. At December 31, 1999, approximately 24,000 square feet of this building was leased to outside parties. The building is owned in fee by the bank, free and clear of encumbrances.

     In 1995, the bank completed construction of a new headquarters building including a branch banking office. The building also serves as headquarters for Sterling. Occupancy took place in July of 1995. The three-story building contains approximately 53,000 square feet. Bank of Lancaster County and Sterling Financial Corporation occupy approximately 39,281 square feet while nearly 13,719 square feet has been leased to other tenants.
The building is owned in fee by the bank, free and clear of encumbrances.

     Sterling Financial Corporation owns no real estate.

     In addition to it main office located at 14 South Main Street, North East, Maryland, The First National Bank of North East operated three additional branches at December 31, 1999. All branches are located in Cecil County. All properties are owned in fee by the bank, free and clear of encumbrances.

Item 3 - Legal Proceedings

     As of December 31, 1999, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Sterling or its subsidiaries are a party or by which any of their property is the subject.

Item 4 - Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

                             PART II

Item 5 - Market for the Registrant's Common Equity and Related Stockholder
Matters

     Sterling Financial Corporation's common stock trades on The NASDAQ Stock Market under the symbol SLFI. There are 35,000,000 shares of common stock authorized and at December 31, 1999, there were 8,931,568 shares outstanding. As of December 31, 1999, Sterling had approximately 3,300 stockholders of record. There is no other class of stock authorized or outstanding. Dividends are restated to give effect to a 5% stock dividend paid in June, 1998 and a 5-for-4 stock split effected on the form of a 25% stock dividend, paid in November 1999. Sterling Financial Corporation is restricted as to the amount of dividends that it can pay to stockholders by virtue of the restrictions on the subsidiary banks' ability to pay dividends to Sterling Financial Corporation.

     The following table reflects the quarterly high and low prices of the Sterling Financial Corporation's common stock for the periods indicated and the cash dividends declared on the common stock for the periods indicated. All information has been restated to give effect to the 5% stock dividend paid in June, 1998 and the 5-for-4 stock split, effected in the form of a 25% stock dividend, paid in November 1999.

                                Price Range Per Share         Per Share
     1999                       High            Low            Dividend
   First Quarter               $36.80          $26.80           $.176
   Second Quarter               29.80           26.00            .176
   Third Quarter                32.48           24.70            .184
   Fourth Quarter               32.00           25.00            .185

                                Price Range Per Share         Per Share
     1998                       High             Low           Dividend
   First Quarter               $27.81          $23.81           $.160
   Second Quarter               45.60           27.05            .168
   Third Quarter                39.90           28.00            .168
   Fourth Quarter               35.20           31.70            .168

     Sterling Financial Corporation maintains a Dividend Reinvestment and Stock Purchase Plan for eligible shareholders who elect to participate in the plan. You may obtain a copy of the prospectus for the plan by writing to: Bank of Lancaster County, N.A., Dividend Reinvestment and Stock Purchase Plan, 101 North Pointe Boulevard, Lancaster, Pennsylvania 17601-4133.

     As of December 31, 1999, the following firms made a market in Sterling Financial Corporation's common stock:

            Legg Mason Wood Walker, Inc.
            F.J. Morrissey & Co., Inc.
            Prudential Securities, Inc.
            Tucker Anthony Cleary Gull (division of Tucker Anthony Incorporated)

Item 6 - Selected Financial Data

     The following selected financial data should be read in conjunction with Sterling's consolidated financial statements and the accompanying notes presented elsewhere herein.

(Dollars in thousands, except per share data)

  Years Ended                   1999         1998        1997       1996        1995
Results of Operations:
 Interest income...........$   67,714   $   65,763   $  61,784  $  57,530   $  53,807
 Interest expense...........   29,797       30,215      27,338     24,781      23,140
                               ------       ------      ------     ------      ------
 Net interest income........   37,917       35,548      34,446     32,749      30,667
 Provision for loan losses..      420          956       1,129        540         276
                               ------       ------      ------     ------      ------
 Net interest income after
  provision for loan losses.   37,497       34,592      33,317     32,209      30,391
 Noninterest income.........   29,497       27,193      22,928     19,166      16,246
 Noninterest expenses.......   48,831       45,250      41,120     37,220      33,538
                               ------       ------      ------     ------      ------
 Income before income taxes.   18,163       16,535      15,125     14,155      13,099
 Applicable income taxes....    4,924        4,193       3,969      3,648       3,356
                               ------       ------      ------     ------      ------
   NET INCOME..............$   13,239   $   12,342   $  11,156   $ 10,507   $   9,743
                               ======       ======      ======     ======      ======
 Per Common Share:(1)
  Net income - basic.......$     1.48   $     1.38   $    1.24   $   1.16   $    1.08
  Net income - diluted......     1.48         1.38        1.24       1.16        1.08
  Cash dividends declared(2)      .721         .664        .625       .550        .650
  Book value................    10.08         9.91        9.02       8.34        7.66
  Realized book value (3)...    10.24         9.39        8.70       8.17        7.49
 Average shares outstanding:
   Basic................... 8,912,120    8,922,343   8,997,973  9,082,046   9,041,306
   Diluted..................8,934,945    8,949,086   9,002,026  9,082,143   9,041,306
Ratios:
 Return on average assets..      1.29%        1.29%       1.30%      1.31%       1.34%
 Return on average equity..     14.86%       14.59%      14.23%     14.17%      14.47%
 Return on average
   realized equity (3).....     15.17%       15.23%      14.62%     14.69%      14.87%
 Dividend payout ratio.....     48.05%       46.16%      47.55%     44.62%      56.57%
 Average equity to average
  assets...................      8.69%        8.87%       9.11%      9.17%       9.18%
Financial Condition at
 Year-End:
 Assets....................$1,059,374   $  997,882   $ 915,173  $ 829,283   $ 776,593
 Loans, net................   654,834      584,590     558,737    511,967     459,374
 Deposits..................   892,432      855,056     783,297    707,252     671,418
 Borrowed money............    59,291       35,661      35,312     33,175      23,757
 Stockholders' equity......    90,018       88,191      80,468     75,581      69,821

(1) Per common share data has been restated to reflect all stock dividends and splits.
(2) The 1997 dividend includes a $.031 per share "Special Dividend", declared in the third quarter.
    The 1995 dividend includes an $.18 per share "Special Dividend" declared in the second quarter.
(3) Excluding unrealized gain (loss) on securities available-for-sale.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion provides management's analysis of the consolidated financial condition and results of operations of Sterling Financial Corporation and its subsidiaries, Bank of Lancaster County, N.A. and its subsidiary, Town & County, Inc., T & C Leasing, Inc., Northeast Bancorp, Inc and its subsidiary, The First National Bank of North East and Sterling Mortgage Services, Inc., which is presently inactive. Management's discussion and analysis should be read in conjunction with the audited financial statements and footnotes appearing elsewhere in this report.

     In addition to historical information, the Management's Discussion and Analysis contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of Sterling, and its subsidiaries, or the combined company. When we use words such as "believes", "expects", "anticipates" or similar expressions, we are making forward-looking statements.

     Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that we incorporate by reference, could affect the future financial results of Sterling and its subsidiaries or the combined company and could cause those results to differ materially from those expressed in our forward-looking statements contained or incorporated by reference in this document. These factors include the following:

         operating, legal and regulatory risks;
         economic, political and competitive forces affecting our banking, securities, asset management and credit services businesses; and the risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

     Sterling undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in other documents Sterling files periodically with the Securities and Exchange Commission, including Quarterly
Reports on Form 10-Q to be filed by Sterling Financial Corporation, and any Current Reports on Form 8-K.

     On June 15, 1999, Sterling completed the acquisition of Northeast Bancorp, Inc., the parent company of The First National Bank of North East, based in North East, Maryland. Northeast Bancorp is an
$86 million bank holding company for The First National Bank of North East, with four branches located in Cecil County, Maryland. The First National Bank of North East will continue to operate as a separate bank.

     Under the terms of the agreement, Northeast Bancorp shareholders received two (2) shares of Sterling common stock for each share of Northeast Bancorp's common stock in a tax-free exchange. The transaction was accounted for under the pooling-of-interests method of accounting. Accordingly, the consolidated financial statements have been restated to include the consolidated accounts for Northeast Bancorp for all periods presented.

     On January 25, 2000, Sterling entered into an agreement with Hanover Bancorp, Inc., based in Hanover, Pennsylvania, in which Hanover Bancorp would merge with Sterling. Hanover Bancorp is the holding company of Bank of Hanover and Trust Company. It had assets of $504 million at December 31, 1999, and ten full-service offices located in York and Adams County, Pennsylvania. Under the terms of the agreement, Hanover Bancorp shareholders will receive .93 shares of Sterling common stock for each share of Hanover
Bancorp's common stock in a tax-free stock exchange. The merger, which is subject to shareholder and regulatory approvals, is expected to be accounted for as a pooling of interests. The transaction is expected to be completed in mid 2000. Bank of Hanover will continue to operate as a separate subsidiary after the merger.

      The majority of assets and liabilities of a financial institution are monetary in nature and, therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation does have an important impact on the growth of total assets and on non-interest expenses, which tend to rise during periods of general inflation. Inflationary pressures over the last few years have been modest, although the potential for future inflationary pressure is always present given changing trends in the economy. The rate of inflation in 1999 was 2.7%.

     At its meeting held on June 29-30, 1999, the Federal Open Market
Committee adopted a directive that called for a slight tightening of conditions in reserve markets consistent with an increase of 1/4 percentage point in the federal funds rate to an average of 5%. At its meeting in August 1999, the Committee adopted a directive that called for an increase of 1/4 percentage point in the federal funds rate, to an average of 5 1/4 % and at its November 1999 meeting, the Committee adopted a directive that called for increasing the federal funds rate by 25 basis points to 5 1/2%. These rate increases resulted in corresponding increases in the prime lending rate during the same time period. Long term, which is defined as five years, market rates began the year at approximately 5 1/2% and ended the year at nearly 7%. This trend in interest rates has yielded a market expectation that interest rates will continue to increase during the year 2000.

      Aside from those matters described above, management does not believe that there are any trends or uncertainties which would have a material impact on future operating results, liquidity or capital resources nor is it aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have such an effect.

Results of Operations

Overview

     Sterling's net income for 1999 totaled $13.2 million, a 7.3% increase from the $12.3 million earned in 1998. The results of 1998 were 10.6% greater than the $11.2 million reported in 1997. The 1999 net income performance produced a return on realized average stockholders' equity of 15.17% compared to 15.23 % in 1998 and 14.62% in 1997. The return on average assets was 1.29% in 1999 and 1998 compared to 1.30% in 1997. Basic and diluted earnings per share was $1.48 in 1999 compared to $1.38 in 1998 and $1.24 in 1997.

     During 1999, Sterling incurred $374,000 (net of tax) of merger costs related to the acquisition of Northeast Bancorp, Inc. Excluding the impact of these nonrecurring charges, net income for 1999 totaled $13.6 million, an increase of 10.30% from 1998.
Basic and diluted earnings per share, excluding nonrecurring charges, totaled $1.52, a 10.14% increase from 1998's basic and diluted earnings per share of $1.38. Excluding the merger related charges, return on average realized equity was 15.60% while return on average assets was 1.33%.

     While conducting its year-end closing process in the fourth quarter of 1999, management reviewed its accounting policies to ensure conformity with generally accepted accounting principles, including recent pronouncements by the American Institute of Certified Public Accountants and the SEC concerning audit differences and materiality. Upon completion of this review, management determined that appropriate consideration had not been given to origination costs for loans and leases, investments in affordable housing projects, director deferred compensation arrangements and income taxes. Management has restated Sterling's consolidated financial statements to reflect the impact of the adjustments made due to the interpretations of accounting principles related to these items. Management believes that the overall result of the adjustments has not had a material impact on Sterling's financial statements.

     The impact of the restatements was a $592,000 reduction at January 1, 1997 of retained earnings and $48,000 and $81,000 reduction in net income from the years ended December 31, 1998 and 1999.
This resulted in a decrease in earnings per share of $.01 for each of the years ended December 31, 1998 and 1997 from amounts previously reported.

     Growth in interest earning assets was the primary factor contributing to the increased earnings in 1999 and 1998. As of December 31, 1999, interest earning assets were approximately
$922 million compared to $877 million at December 1998. Average interest earning assets for 1999 increased nearly $60 million to over $905 million, up 7.1% from the prior year. In 1998, average interest earning assets increased nearly $82 million, up 10.7% from 1997. The current year increase, as well as the increase in 1998, was primarily due to increases in both loans and investment securities. Average interest bearing liabilities increased approximately
$52 million, or 6.9%, in 1999 compared to an increase of approximately $73 million, or 10.9% in 1998.

     The increase in interest earning assets and interest bearing liabilities during 1999 and 1998 was a direct result of Sterling's ability to attract new customers and relationships from some competitors. These competitors have been experiencing a decline in customer service due to merger integration issues, which has led to their customers seeking financial services from alternative institutions.

     The provision for loan losses decreased to $420,000 in 1999 from $956,000 in 1998. The provision for loan losses in 1997 was $1,129,000. The decline in the provision for loan losses is a result of improvement in credit quality, particularly within the consumer loan portfolio.

     Noninterest income increased $2,304,000 in 1999 compared to an increase of $4,265,000 in 1998. The increase in 1998 included $1,338,000 income from the sale of the credit card portfolio. Noninterest expense increased to nearly $48.8 million in 1999 from $45.2 million 1998. Contributing to the increase in 1999 was the merger related expenses involved with Northeast Bancorp, Inc. and increased depreciation on operating lease assets.


Net Interest Income

     The primary component of Sterling Financial Corporation's net earnings is net interest income, which is the difference between interest and fees earned on interest-earning assets and interest paid on deposits and borrowed funds. For presentation and analytical purposes, net interest income is adjusted to a taxable equivalent bases. For purposes of calculating yields on tax-exempt interest income, the taxable equivalent adjustment equates tax-exempt interest rates to taxable interest rates as noted in Table 1. Adjustments are made using a statutory federal tax rate of 35% for 1999, 1998 and 1997.

      Tax equivalent net interest income was $40.8 million in 1999 compared to $38.2 million in 1998, an increase of $2.6 million or 6.9%. This was an increase from the $1.8 million or 4.8% increase realized in 1998. As depicted in Table 2, the increase in 1999 was primarily the result of increased volumes which generated $2.4 million of additional net interest income, supplemented by $.2 million due to changes in interest rates. The net interest margin was 4.51% compared to 4.52% in 1998 and 4.77% in 1997. Table 1-
Distribution of Assets, Liabilities and Stockholders' Equity - Interest
Rates and Interest Differential - Tax Equivalent Yields and Table 2 - Analysis of Changes in Net Interest Income summarize the components of net interest income and illustrate variances as a result of changes in interest rates versus growth in assets and liabilities.

     During 1999, Sterling's net interest margin remained fairly stable, as management was able to reprice its interest bearing liabilities in a manner that offset the decline in the yield earned on interest earning assets. The decline in the yield earned on interest earning assets was primarily the result of the continual decline in the yields earned on the loan portfolio, which declined from 8.81% in 1998 to 8.42% in 1999. This decline can be attributed to competitive pressures within Sterling's market territory, in which financial institutions are pricing quality credits in a manner which attracts new customers.

     Although there can be no assurances, management believes there will be pressure to maintain its net interest margin at its historical levels as interest rates have increased over the last third of 1999, which will increase the cost of funding sources. We believe it will be difficult to gain similar increases on yields in interest bearing assets due to competitive pressures discussed above.

     Interest income increased over $2.2 million or 3.3% from $68.4 million in 1998. Of this increase, $4.9 million was a result of a $59.9 million or 7.1% increase in average interest earning assets. This increase was offset by a $2.7 million decrease due to a drop in the average yield from 8.09% in 1998 to 7.80% in 1999. The increase in interest income in 1998 over 1997 was $4.6 million. Of this increase, $6.3 million was a result of increased volumes in average interest earning assets, offset by a $1.7 million decrease due to a drop in the average yield from 8.35% in 1997 to 8.09% in 1998. Average loans increased $39.8 million in 1999 compared to an increase of $39.5 million in 1998. Securities increased $25.2 million in 1999 compared to the $32.8 increase in 1998. The average for federal funds sold was $17.9 million, $23.0 million and $13.6 million for 1999, 1998 and 1997.

     Interest expense decreased $418,000 or 1.4% in 1999 from $30.2 million in 1998. Increased volumes increased interest expense by $2.4 million but this was offset by a decrease of $2.9 million as a result of a decline in rates from 4.04% in 1998 to 3.73% in 1999. Interest expense increased $2.9 million in 1998 over 1997. Increased volumes generated an increase of $3.4 million which was offset by a decrease of $.5 million as a result of a decline in rates from 4.05% in 1997 to 4.04% in 1998. Average interest bearing deposits increased $40.3 million in 1999 over 1998 compared to an increase of $77.2 in 1998 over 1997. Other borrowed funds, on average, increased $11.5 million in 1999 compared to a decrease of $3.8 in 1998.
The average rate on other interest bearing liabilities was 6.03%, 6.29% and 6.80% in 1999, 1998 and 1997.

Table 1 - Distribution of Assets, Liabilities and Stockholders' Equity
          Interest Rates and Interest Differential-Tax Equivalent Yields
                                    (Unaudited)
                                                     Years ended December 31,
                                      1999                      1998                      1997
                           Average           Annual  Average           Annual  Average           Annual
                           Balance  Interest  Rate   Balance  Interest  Rate   Balance  Interest  Rate
Assets:
Federal funds sold........$   17,871 $   891  4.98% $  22,967 $  1,243   5.41% $ 13,600 $    770  5.66%
                            --------  ------  -----   -------   ------  ------  -------   ------ ------
Securities:
  U.S. Treasury securities.   29,807   1,720  5.77%    32,581    1,910   5.86%   28,330    1,679  5.93%
  U.S. Government agencies.   52,171   3,232  6.19%    43,630    2,682   6.15%   43,193    2,771  6.42%
  State and municipal
   securities..............   82,195   6,194  7.54%    70,469    5,395   7.66%   62,775    4,941  7.87%
  Other securities.........   95,496   5,758  6.03%    87,814    5,374   6.12%   67,360    4,166  6.18%
                            --------  ------  -----   -------   ------  ------  -------   ------ ------
Total securities...........  259,669  16,904  6.51%   234,494   15,361   6.55%  201,658   13,557  6.72%
                            --------  ------  -----   -------   ------  ------  -------   ------ ------
Loans:
  Commercial...............  319,407  27,101  8.48%   303,826   26,858   8.84%  274,738   24,913  9.07%
  Consumer.................  147,652  12,092  8.19%   137,966   12,097   8.77%  138,675   12,337  8.90%
  Mortgages................   95,568   7,597  7.95%    91,028    7,603   8.35%   84,129    7,164  8.52%
  Leases...................   65,008   6,043  9.30%    55,004    5,238   9.52%   50,811    5,022  9.88%
                           ---------  ------ ------   -------  ------- -------  -------  ------- ------
Total loans................  627,635  52,833  8.42%   587,824   51,796   8.81%  548,353   49,436  9.02%
                           ---------  ------  -----   -------  -------  ------  -------  ------- ------
Total interest earning
  assets...................  905,175  70,628  7.80%   845,285   68,400   8.09%  763,611   63,763  8.35%
                           ---------          -----   -------            -----  -------           -----
Allowance for loan losses..   (8,141)                  (8,335)                   (8,298)
Cash and due from banks....   34,970                   31,708                    29,841
Other assets...............   93,756                   85,294                    75,265
                           ---------                  -------                   -------
Total non interest
  earning assets...........  120,585                  108,667                    96,808
                           --------- -------          -------  -------          -------  -------
Total assets..............$1,025,760 $70,628         $953,952 $ 68,400         $860,419  $63,763
                          ========== =======         ========  =======          =======  =======
Liabilities and Stockholders' Equity
Interest bearing liabilities:
  Demand deposits.........$  321,769 $ 7,279  2.26%  $302,062 $   7,562  2.50% $280,197  $ 7,205  2.57%
  Savings deposits........    70,733   1,223  1.73%    73,082     1,580  2.16%   73,549    1,638  2.23%
  Time deposits...........   363,872  18,699  5.14%   340,969    19,089  5.60%  285,191   16,093  5.64%
Other borrowed funds......    43,022   2,596  6.03%    31,550     1,984  6.29%   35,317    2,402  6.80%
                           ---------  ------  -----   -------  -------- ------ --------  ------- ------
Total interest bearing
 liabilities..............   799,396  29,797  3.73%   747,663    30,215  4.04%  674,254   27,338  4.05%
                           ---------  ------  -----   -------  -------- ------ --------  ------- ------
Demand deposits ..........   113,208                   98,957                    87,248
Other liabilities.........    24,046                   22,729                    20,527
Stockholders' equity......    89,110                   84,603                    78,390
                           ---------  ------          -------   -------        --------  -------
Total liabilities and
 stockholders' equity.....$1,025,760 $29,797         $953,952  $ 30,215        $860,419  $27,338
                          ========== =======         ========  ========        ========  =======
Interest rate spread.......                   4.07%                      4.05%                    4.30%
                                              =====                      =====                    =====
Net interest income/
 Average earning assets....          $40,831  4.51%            $ 38,185  4.52%           $36,425  4.77%

Yields on tax-exempt assets have been computed on a fully taxable equivalent basis assuming a 35% tax rate.
For yield calculation purposes, nonaccruing loans are included in the average loan balance.

Table 2 - Analysis of Changes in Net Interest Income

     The rate-volume variance analysis set forth in the table below, which is computed on a taxable equivalent basis, compares changes in net interest income for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated to change in rate.

                              1999 Versus 1998                  1998 Versus 1997
                              Increase (Decrease)               Increase (Decrease)
                               Due to Changes in                 Due to Changes in
                         Volume       Rate        Total     Volume       Rate        Total
Interest income:
 Federal funds sold.....$   (276) $     (76)    $  (352)   $   530    $    (57)   $    473
 Securities.............   1,649       (106)      1,543      2,206        (402)      1,804
 Loans..................   3,507     (2,470)      1,037      3,577      (1,217)      2,360
                         -------    -------      ------     ------     -------     -------
Total interest income...   4,880     (2,652)      2,228      6,313      (1,676)      4,637
                         -------    -------      ------     ------     -------     -------
Interest expense:
 Interest-bearing demand$    494       (777)       (283)   $   562    $   (205)   $    357
 Savings deposits.......     (51)      (306)       (357)       (11)        (47)        (58)
 Time deposits..........   1,282     (1,672)       (390)     3,148        (152)      2,996
 Borrowed funds.........     721       (109)        612       (256)       (162)       (418)
                         -------    -------      ------    -------     -------     -------
Total interest expense..   2,446     (2,864)       (418)     3,443        (566)      2,877
                         -------    -------      ------    -------     -------     -------
Net interest income..... $ 2,434   $    212    $  2,646    $ 2,870    $ (1,110)   $  1,760
                         =======    =======     =======    =======     =======     =======

For yield calculation purposes, nonaccruing loans are included in the average loan balances.

Provision for Loan Losses

     The provision for loan losses charged against earnings was $420,000 in 1999 compared to $956,000 in 1998 and $1,129,000 in 1997. The provision reflects the amount deemed appropriate by management to produce an adequate reserve to meet the present risk characteristics of the loan portfolio. Management's judgement is based on the evaluation of individual loans and their overall risk characteristics, past loan loss experience, and other relevant factors. Net charge-offs amounted to $316,000 in 1999, $1,028,000 in 1998 and $1,246,000 in 1997.
Gross charge-offs for 1999 were $521,000, a 60% decline from the $1,311,000 reported in 1998. The decline in the provision for loan losses, gross and net charge-offs was a result of improvement in credit quality, particularly in the consumer portfolio. A strong economy, a tightening of certain underwriting criteria during 1997 and 1998 and strong collection efforts contributed to the improvement. Loan quality remains high in the commercial loan portfolio as evidenced by the continuing low levels of delinquency, charge-offs and non-accruals. The net losses to average loans and leases in 1999 were significantly lower than the bank's peer group.

     The allowance for loan losses as a percent of loans at December 31, 1998 was 1.36%, while at December 31, 1999 it was 1.23%.

Noninterest Income

Table 3 - Noninterest Income

                                            1999/1998               1998/1997
                                             Increase                Increase
                                            (Decrease)              (Decrease)
                                   1999   Amount     %     1998   Amount    %      1997
Income from fiduciary activities.$  2,349  $  470   25.0% $ 1,879 $   366   24.2% $ 1,513
Service charges on deposit
   accounts.......................  3,380     167    5.2%   3,213      18    0.6%   3,195
Other service charges, commissions
   and fees.......................  1,978      84    4.4%   1,894     438   30.1%   1,456
Mortgage banking income...........  1,291    (520) (28.7%)  1,811     506   38.8%   1,305
Income from sale of credit card
   portfolio......................   ---   (1,338)(100.0%)  1,338   1,338  100.0%    ---
Rental income on operating leases. 18,469   2,504   15.7%  15,965   2,348   17.2%  13,617
Other operating income............  1,200     107    9.8%   1,093    (534) (32.8%)  1,627
Securities gains..................    830     830  100.0%    none    (215)(100.0%)    215
                                   ------  ------  ------  ------  ------  ------  ------
Total............................$ 29,497  $2,304    8.5% $27,193 $ 4,265   18.6% $22,928
                                   ======  ======  ======  ======  ======  ======  ======

     Noninterest income consists of income from fiduciary activities, service charges on deposit accounts, other service charges, commissions and fees, mortgage banking income and other income such as safe deposit box rents and income from operating leases. Investment securities gains are also reflected in noninterest income.

     Income from fiduciary activities, which is investment management and trust services income, reached a record level of over $2.3 million, an increase of nearly $.5 million or 25.0%. This follows an increase of 24.2% in 1998 over 1997. Fees increased primarily due to increased transaction volumes and growth in assets under management, which increased from $379 million in 1997, to $531 million in 1998, to $611 million in 1999. This growth in assets resulted from new relationships developed, as well as market appreciation on existing assets under management.

     Management continues to feel that the wealth management division, or trust services, represents a significant growth opportunity for the corporation. Sterling will continue its concerted efforts to expand the business, which includes marketing activities and the hiring of experienced professionals. Although wealth management professionals can continue to generate new business, the value of assets under management is directly related to the stock market.
Declines in the stock market could have an adverse impact on income from fiduciary activities.

     Service charges on deposit accounts increased $167,000 or 5.2% during 1999. This follows an increase of $18,000 or .6% in 1998. General increases in service charges on various accounts, as well as transaction volume produced the increase in 1999 over 1998. Management continuously monitors the fee structure and makes changes where appropriate. Other service charges, commissions and fees increased $84,000 or 4.4% in 1999 compared to 1998. The increase in 1998 over 1997 was $438,000 or 30.1%. Contributing to the increase in 1999 as well as 1998 were the fees received on mutual funds transactions and fees on the debit card product offered by subsidiary banks.

     Income from mortgage banking activities was $1.3 million, $1.8 million and $1.3 million for the years ended December 31, 1999, 1998 and 1997. The fluctuation in mortgage banking income is directly related to the residential mortgage interest rate environment and the mortgage products offered. In 1998, the relatively low residential mortgage interest rate environment combined with an expansion of products and services offered resulted in an increase in the volume of loans sold on the secondary market, from $40.9 million in 1997 to $88.9 million in 1998. During 1999, residential mortgage interest rates increased resulting in a slow down in mortgage loan originations as evidenced by $58.8 million in loans sold in the secondary market. As a result of this volume, gains on sales of mortgage loans totaled $418,000, $642,000 and $319,000 for the years ended December 31, 1999, 1998 and 1997.

     Another component of the decrease in mortgage banking income is mortgage servicing rights capitalized and included as mortgage banking income. Amounts capitalized are directly related to the volume of loans sold in the secondary market. Mortgage servicing rights capitalized for the years ended December 31, 1999, 1998 and 1997 totaled $569,000, $840,000 and $563,000. Sterling originated all mortgages sold on the secondary market. No mortgages were acquired from third parties, nor have servicing rights been purchased from third parties. The mortgage servicing portfolio totaled $244 million as of December 31, 1999 compared to $221 million on December 31, 1998.

     During 1998, the Bank of Lancaster County sold its credit card portfolio for a gain of $1.3 million.

     Rental income on operating leases has increased 15.7% from $15,965,000 in 1998 to $18,469,000 in 1999. This follows an increase of 17.2% in 1998 over 1997. The increase in rental income is primarily due to an increase in the number of units under operating leases which totaled 4,648, 3,826 and 3,205 as of December 31, 1999, 1998 and 1997. Sterling recognizes that leasing operations represent a growth opportunity for the corporation and has committed resources to expand this business. These resources include increased marketing efforts, not only in developing new customer relationships, but also in maintaining existing customer relationships. With the hiring of additional employees to perform operational functions, salesmen are able to devote more of their time to business development and less time performing operational activities. Additionally, the strong national and local economy has led to our clients expanding their business operations, resulting in an increase in the number of new units leased within our customer base.

     Other operating income totaled $1.2 million in 1999, which was consistent with $1.1 million earned in 1998. Other operating income declined 32.8% in 1998 compared to the $1.6 million earned in 1997 due primarily to a $450,000 gain recognized on the sale of real estate in 1997. The corporation was able to sell this real estate, which formerly housed the leasing operations, with the purchase of the 123,000 square foot administrative service center in 1996.

     Investment securities gains totaled $830,000 in 1999, $0 in 1998 and $215,000 in 1997. The securities sold in 1999 and 1997 were equity securities from the available-for-sale securities portfolio.
Sterling does not engage in trading activities.

Noninterest Expenses

Table 4 - Noninterest Expenses

                                         1999/1998               1998/1997
                                          Increase                Increase
                                         (Decrease)              (Decrease)
                                   1999   Amount    %      1998   Amount    %     1997
Salaries and employee benefits...$19,302 $   674   3.6%  $18,628 $ 1,185   6.8% $17,443
Net occupancy .................... 2,143    (213) (9.0%)   2,356    (185) (7.3%)  2,541
Furniture & equipment............. 3,242     244   8.1%    2,998     293  10.8%   2,705
Professional services............. 1,089     106  10.8%      983     291  42.1%     692
Depreciation on operating lease
 assets...........................14,641   2,000  15.8%   12,641   1,943  18.2%  10,698
Merger related costs..............   423     423 100.0%      ---     ---   ---     ---
Other operating expense........... 7,991     347   4.5%    7,644     603   8.6%   7,041
                                   -----  ------  -----   ------  ------  ----- -------
Total............................$48,831 $ 3,581   7.9%  $45,250 $ 4,130  10.0% $41,120
                                 ======= =======  =====  =======  ======  ===== =======

     Operating expense levels are often measured by the efficiency ratio, which expresses noninterest expense as a percentage of tax-equivalent net interest income and total fees and other income. Operating leases significantly impact Sterling's consolidated efficiency ratio, which tends to drive the ratio higher than is typically acheived on financial institutions with no similar operating lease portfolio. In order to effectively monitor the efficiency ratio, Sterling monitors this ratio on its two significant operating segments: 1) community banking and related services and 2) leasing.

     Sterling's efficiency ration for each significant segment has shown improvement in 1999 compared to the prior two years. Excluding non-recurring items, the operating efficiency ratio for community banking and related services moved down to 61.3% in 1999, versus 63.0% in 1998 and 62.8% in 1997. The leasing segment's ratio was reduced to 92.5% in 1999, versus 94.2% in 1998 and 94.5% in 1997.

     The largest component of noninterest expense is salaries and employee benefits which increased $674,000 or 3.6% to $19.3 million from $18.6 million in 1998, after increasing $1.2 million or 6.8% during 1998.
The number of full-time equivalent employees at year-end 1999 and 1998 was 480.  The 1999 salary expense increase was due primarily to normal
merit increases and promotions.   Also included in the increase for 1999
and 1998 are the increased costs of benefits such as health insurance and additional benefit plans.

     Net occupancy expense decreased $213,000 or 9% to $2.1 million in 1999 from $2.4 million in 1998. This compares to a decrease of $185,000 in 1998 from 1997. Furniture and equipment expense experienced an increase of $244,000 or 8.1% to $3.2 million in 1999 from $3 million in 1998, compared to an increase of $293,000 or 10.8% in 1998. Included in the increase of furniture and equipment expense in 1999 is an increase in depreciation of approximately $180,000.

     Professional services increased $106,000 or 10.8% in 1999 to $1.1 million after increasing $291,000 or 42.1% in 1998.
The increase in professional services over the last two years can be attributed to Sterling's increased reliance on services outsourced to third parties. These third parties bring a greater degree of knowledge and experience to the organization than that which can be obtained internally.

     Merger related costs incurred in 1999 totaled $423,000 and was a direct result of Sterling's acquisition of Northeast Bancorp, Inc. completed during the second quarter of 1999. These merger expenses consisted entirely of attorney, accountant, investment advisory and application fees.

     Depreciation on operating leases increased $2,000,000 or 15.8%
in 1999 from 1998 compared to $1,943,000 increase or 18.1% from 1998 compared to 1997. The increase is directly related to the increase in number of units on operating lease to customers discussed above, and the percent increase each year is consistent with the increase in rental income on operating leases.

     Other expenses increased $346,000 or 4.5% to nearly $8 million during 1999 after increasing $604,000 or 8.6% during 1998.
The 1999 increase is consistent with rising costs associated
with acquiring services covered in this category of expense.   Expenses
in this category include advertising and marketing, postage, telephone, stationery and forms, ATM fees, insurance premiums, training and education, Pennsylvania Shares Tax and other expense categories not specifically identified on the income statement. Contributing to the increase in 1999 were increases in Pennsylvania Shares Tax, MAC fees, telephone expense, postage, marketing, and training and education.

Income Taxes

     Sterling recognized income tax of $4.9 million, or 27.1% of pretax income, for the year 1999 compared to $4.2 million, or 25.4% of pretax income, for the year 1998. The variances from the federal statutory rate of 35% are generally due to tax exempt income, investments in low and moderate income housing partnerships (which qualify for federal tax credits), offset somewhat by certain merger-related expenses in 1999 which are not deductible. The income tax recognized in 1997 was $4 million, or 26.2% of pretax income. Additional information related to income taxation is presented in the Notes to Consolidated
Financial Statements.

Financial Condition

Investment Portfolio

Table 5 - Investment Securities

     The following table shows the amortized cost of the held-to-maturity securities owned by Sterling as of the dates indicated. Securities are stated at cost adjusted for amortization of premiums and accretion of discounts.

                                                    December 31,
                                           1999        1998         1997
U.S. Treasury securities................$     501   $   2,508    $   6,537
U.S. Government agencies and corporations   1,460       2,208        9,696
States and political subdivisions.......   41,030      44,465       45,816
Mortgage-backed securities..............      851       1,219        1,575
Corporate securities....................    4,757      10,808       18,574
                                        ---------   ---------    ---------
Subtotal................................   48,599      61,208       82,198
Non-marketable equity securities........    3,793       3,547        3,277
                                        ---------   ---------    ---------
Total...................................$  52,392   $  64,755    $  85,475
                                        =========   =========    =========

     The following table shows the amortized cost and fair value of the available-for-sale securities owned as of the dates indicated.

                                          December 31,
                                             1999               1998                 1997
                              Amortized   Fair   Amortized    Fair    Amortized    Fair
                                Cost     Value     Cost      Value       Cost     Value
                                     --------- --------- --------  -------- ----------- --------
 U.S. Treasury securities............$  28,961 $  28,758 $ 29,265  $ 29,930  $  24,435  $ 24,625
 U.S. Government agencies and
   corporations.......................  50,290    49,017   37,713    38,285     26,821    27,008
 States and political subdivisions....  53,617    51,755   38,671    39,761     23,976    24,726
 Mortgage-backed securities...........   4,989     4,829    6,732     6,761      8,603     8,542
 Corporate securities.................  70,878    69,711   66,215    67,312     42,955    43,178
                                      -------- --------- --------  --------  ---------  --------
 Subtotal............................. 208,735   204,070  178,596   182,049    126,790   128,079
 Equity securities....................     704     3,113      174     3,904        174     3,263
                                      -------- --------- --------  --------  ---------  --------
 Total................................$209,439 $ 207,183 $178,770  $185,953  $ 126,964  $131,342
                                      ======== ========= ========  ======== ==========  ========

Table 6 - Investment Securities (Yields)

     The following table shows the maturities of held-to-maturity debt securities at amortized cost as of December 31, 1999 and approximate weighted average yields of such securities. Yields on states and political subdivision securities are shown on a tax equivalent basis, assuming a 35% Federal income tax rate.


                                Over 1 thru     Over 5 thru
             1 Year and less      5 Years         10 Years     Over 10 Years      Total
               Amount  Yield   Amount  Yield   Amount  Yield   Amount  Yield  Amount   Yield
U.S. Treasury
 securities....$   501 5.84% $   ---   ---%  $   ---    ---%  $  ---   ---%  $   501  5.84%
U.S. Government
 agencies and
 corporations..  1,000 6.41%     460   5.98%     ---    ---%     ---   ---%    1,460  6.28%
States and
 political sub-
 divisions.....  2,694 5.21%  11,994   5.27%  22,292   5.08%   4,050  4.83%   41,030  5.12%
Mortgage-backed
 securities....    230 8.30%     534   8.39%      51   8.08%      36  7.28%      851  8.30%
Corporate
 securities....  2,156 6.30%   2,601   6.28%     ---    ---%     ---   ---%    4,757  6.29%
               ------- ----- -------  ------ --------  -----  ------- -----  -------  -----
               $ 6,581 5.91% $15,589   5.57% $ 22,343  5.07%  $ 4,086 4.85%  $48,599  5.32%
               ======= ===== =======  ====== ========  =====  ======= =====  =======  =====

     The following table shows the maturities of available-for-sale debt securities at fair value as of December 31, 1999 and approximate weighted average yields of such securities. Yields on states and political subdivision securities are shown on a tax equivalent basis, assuming a 35% Federal income tax rate.


                                  Over 1 thru     Over 5 thru
               1 Year and less      5 Years         10 Years     Over 10 Years      Total
                 Amount  Yield   Amount  Yield   Amount  Yield   Amount  Yield   Amount  Yield
U.S. Treasury
 securities....$  6,797  5.59% $ 21,961   5.87% $  ---    ---% $  ---     ---%  $ 28,758  5.80%
U.S. Government
 agencies and
 corporations..   8,036  6.17%   27,018   5.98%  13,031  6.29%      932  7.00%    49,017  6.12%
States and
 political sub-
 divisions.....   1,750  5.73%   12,365   5.31%  18,861  4.80%   18,779  4.61%    51,755  4.88%
Mortgage-backed
 securities....     200  5.44%      170   7.29%   1,130  7.21%    3,329  6.71%     4,829  6.79%
Corporate
 securities....  13,508  6.18%   56,203   6.13%     ---   ---%     ---    ---%    69,711  6.14%
                ------- ------  -------  ------ -------  -----  -------  -----  -------- ------
                $30,291  5.91% $117,717   5.96% $33,022  5.48%  $23,040  5.00%  $204,070  5.78%
                ======= ======  =======  ====== =======  =====  =======  =====  ======== ======

      There is no issuer of securities in which the aggregate book value of that issuer, other than securities of the U.S. Treasury, U.S. Government agencies or corporations, exceeds 10% of stockholders' equity.


Loans

     Loans outstanding increased $70.3 million or 11.9% in 1999, compared to an increase of $25.8 million or 4.5% in 1998. All categories of loans reflect an increase in 1999 over 1998. Commercial loans increased over $29 million or 9.6% in 1999 while consumer loans increased $16 million or 11.8%. Lease financing reflects an increase of $15.4 million or 26.7% in 1999. The loan growth in 1998 was realized mainly in commercial loans which reflects an increase of $20.2 million or 7.2%.

Table 7 - Loan Portfolio

     The following table sets forth the composition of Sterling's loan portfolio as of the dates indicated:

                                                      December 31,
                                1999          1998        1997         1996        1995
Commercial, financial and
  agricultural..............$  331,510   $  302,497   $  282,287   $  244,538  $  232,282
Real estate-construction...      7,872        6,633        7,053        6,421       6,628
Real estate-mortgage.......     97,631       89,021       88,212       83,168      66,981
Consumer...................    152,872      136,773      136,760      138,439     117,626
Lease financing (net of
  unearned income).........     73,123       57,736       52,566       47,659      44,181
                            ----------   ----------   ----------   ----------   ---------
Total loans.................$  663,008   $  592,660   $  566,878   $  520,225   $ 467,698
                            ==========   ==========   ==========   ==========   =========

Table 8 - Loan Maturity and Interest Sensitivity

     The following table sets forth the maturity and interest sensitivity of the loan portfolio as of December 31, 1999:

                                                   After one
                                         Within    but within     After
                                        one year   five years   five years   Total

Commercial, financial and agricultural..$ 150,521   $ 165,864    $ 15,125  $ 331,510
Real estate-construction................    5,545       1,062       1,265      7,872
                                        ---------   ---------    --------  ---------
                                        $ 156,066   $ 166,926    $ 16,390  $ 339,382
                                        =========   =========    ========  =========

     Loans due after one year totaling $103,246,000 have variable interest rates. The remaining $80,070,000 in loans have fixed rates.

Asset Quality

     Sterling has policies and procedures designed to manage credit risk and to maintain the quality of its loan portfolio. These include prudent underwriting standards for new loan originations and ongoing monitoring and reporting of asset quality measures and the adequacy of the allowance for loan losses.

     Sterling's commercial, consumer and residential mortgage loans are principally to borrowers within Lancaster County, Pennsylvania, Cecil County, Maryland, and surrounding counties. Since the majority of Sterling's real estate loans are located within this area, a substantial portion of the debtor's ability to honor their obligations may be affected by the level of economic activity in the market area.

     The economic conditions within Sterling's market area remained healthy in 1999. The unemployment rate for Lancaster County, Pennsylvania and Cecil County, Maryland, Sterling's primary market area, both remained below than 4%. In fact, Lancaster County has now had an unemployment rate of less than 3% for 24 consecutive months. Additionally, reasonably low interest rates, a continuing strong economy and minimal inflation resulted in a record number of sales of existing homes.

     A portion of Sterling's loan portfolio consists of loans to
agricultural-related borrowers.   This industry experienced a difficult year
in 1999, with low crop yields as a result of a drought and low milk prices in late 1999 due to oversupply. While Sterling continues to pursue quality loans to the dairy industry and the agricultural community in general, it should be noted that these loans are susceptible to a variety of external factors such as adverse climate, economic conditions, etc. in addition to factors common in other industries.

     The loan portfolio is well diversified with no industry concentrations comprising greater than 10% of total loans outstanding. A concentration is defined as amounts loaned to multiple number of borrowers engaged in similar activities which would cause them to be similarly affected by changes in economic or other conditions. There were no foreign loans outstanding at December 31, 1999.

     Nonperforming assets include nonaccrual and restructured loans, accruing loans past due 90 days or more and other real estate owned. Sterling's general policy has been to cease accruing interest on loans when management determines that a reasonable doubt exists as to the collectibility of additional interest. When management places a loan on nonaccrual status, it reverses unpaid interest credited to income in the current year, and charges unpaid interest accrued in prior years to the allowance for loan losses. Sterling recognizes income on these loans only to the extent that it receives cash payments. Sterling typically returns nonaccrual loans to performing status when the borrower brings the loan current and performs in accordance with contractual terms for a reasonable period of time. Sterling categorizes a loan as restructured if it changes the terms of the loan such as interest rate, repayment schedule or both, to terms which it otherwise would not have granted originally.

Table 9 - Nonaccrual, Past Due and Restructured Loans

     The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans:

                                                    December 31,
                              1999         1998        1997         1996        1995
Nonaccrual loans........... $   325     $    908    $  1,314     $  1,193     $  1,386
Accruing loans, past due
  90 days or more.........      751          654       1,269          752          369
Restructured loans........    1,961        1,993       2,105         none         none
                            -------     --------    --------     --------     --------
Total non-performing loans.   3,037        3,555       4,688        1,945        1,755
Other real estate owned....     163          180         341           81          252
                            -------     --------    --------     --------     --------
Total non-performing assets $ 3,200     $  3,735    $  5,029     $  2,026     $  2,007
                            =======     ========    ========     ========     ========

Nonaccrual loans:
  Interest income that
    would have been
    recorded under
    original terms......... $    59     $     88    $    173     $    144     $    238
  Interest income recorded.    ---             1          20           28           94

Ratios:
  Non-performing loans to
     total loans..........     .46%         .60%         .83%         .37%        .38%
  Non-performing assets to
     total loans and other
     real estate owned....     .48%         .63%         .89%         .39%        .43%
  Non-performing assets to
     total assets..........    .30%         .37%         .55%         .24%        .26%
  Allowance for loan losses to
     non-performing loans..  269.1%       227.0%       173.7%       424.6%      474.3%

     As of December 31, 1999, total non-performing assets totaled $3,200,000, a decline of $535,000, or 14%, from the December 31, 1998 balance of $3,735,000.  The decline in nonaccrual loans and
accruing loans past due 90 days or more during the year is consistent
with the downward trend Sterling has experienced since 1997.   The
restructured loans included in nonperforming loans represents a series of loans to one borrower in the real estate business. Sterling has no commitment to lend this customer additional funds related to the restructured notes. These restructured loans are fully secured with real estate collateral, are current, and have performed in accordance with the contractual terms, both prior to and after the restructuring. Accrual of interest on the restructured loans continues.

     Sterling's loan delinquency (past due greater than 30 days)
as a percent of loans outstanding declined during 1999.  At
December 31, 1999, this rate stood at .31% compared
to .49% and .90% for December 31, 1998 and 1997.  The average
delinquency rate for 1999 of .41% declined from .56% in 1998.   The
decline in the delinquency rate was primarily attributed to improvement in the consumer loan portfolio, and is partially attributed to the sale of the credit card portfolio in 1998. The credit card portfolio tended to have higher delinquencies associated with it than the remainder of the consumer loan balances.

     Potential problem loans are defined as performing loans which have characteristics that cause management to have serious doubts as to the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as nonperforming loans in the future. Total potential problem loans approximated $3 million at December 31, 1999. The majority of these loans are secured by real estate with acceptable loan-to-value ratios.

     Sterling has implemented SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, an amendment of SFAS No. 114, at the beginning of 1995. A loan is considered impaired when, based on current information and events, it is probable that Sterling will be unable to collect the scheduled payments of principal or interest when due according to the original contractual terms of the loan agreement. Generally, this definition includes all loans on nonaccrual status and restructured loans, except those specifically excluded from the scope of SFAS No. 114. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price or the fair value of the collateral if the loan is collateral dependent.

     Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, Sterling does not separately identify individual consumer and residential loans for impairment disclosures.

     The following table presents information concerning impaired loans at December 31, 1999 and 1998:

                                                       1999     1998
     Impaired loans with a valuation allowance.......$ 2,286  $ 2,901
     Impaired loans without a valuation allowance....   ---      ---
                                                      ------   ------
       Total impaired loans..........................$ 2,286  $ 2,901
                                                      ======   ======
     Valuation allowance related to impaired loans...$   111  $   140
                                                      ======   ======

     The decline in impaired loans is primarily attributed to a $583,000 reduction in non-accrual loans at December 31, 1999 versus December 31, 1998. A large portion of the impaired loans is attributed to the restructure of a series of loans to one borrower as previously discussed.

Allowance for Loan Losses

     Sterling maintains the allowance for loan losses at a level believed adequate by management to absorb potential losses in the loan portfolio. It is established through a provision for loan losses charged to earnings. Quarterly, the company utilizes a defined methodology in determining the adequacy of the allowance for loan losses which considers specific credit reviews, past loan loss historical experience, and qualitative factors. This methodology, which has remained consistent for the past several years, results in an allowance consisting of two components, "allocated" and "unallocated".

     Management assigns internal risk ratings to all commercial relationships with aggregate borrowings or commitments to extend credit in excess of $100,000. Utilizing migration analysis for the previous eight quarters, management develops a loss factor test which it then uses to estimate losses on impaired loans, potential problem loans and non-classified loans. When management finds loans with uncertain collectibility of principal and interest, it places those loans on the "problem list", and evaluates them on a quarterly basis in order to estimate potential losses. Management's analysis considers:

           adverse situations that may affect the borrower's ability to repay; estimated value of underlying collateral; and prevailing market conditions.

If management determines that a specific reserve allocation is not required, it assigns the general loss factor to determine the reserve.
For homogeneous loan types, such as consumer and residential mortgage loans, management bases specific allocations on the average loss ratio for the previous two years for each specific loan pool. Additionally, management adjusts projected loss ratios for other factors, including the following:

           trends in delinquency levels,
           trends in non-performing and potential problem loans, trends in composition, volume and terms of loans, effects in changes in lending policies or underwriting procedures, experience ability and depth of management, national and local economic conditions, concentrations in lending activities, other factors that management may deem appropriate.

     Management determines the unallocated portion of the allowance for loan losses based on the following criteria:

           risk of error in the specific and general reserve allocations; other potential exposure in the loan portfolio;
           variances in management's assessment of national and local economic conditions; and other internal or external factors that management believes appropriate at that time.

     Management feels the above methodology accurately reflects losses inherent in the portfolio. Management charges actual losses to the allowance for loan losses. Management periodically updates the methodology discussed above, which reduces the difference between actual losses and estimated losses.

     Management bases the provision for loan losses, or lack of provision, on the overall analysis taking into account the methodology discussed above.

     A summary of the activity in the allowance for loan losses is as follows:

Table 10 - Summary of Loan Loss Experience

                                        Years ended December 31,
                                1999     1998     1997     1996     1995
Allowance for Loan Losses:
Beginning balance.............$ 8,070  $ 8,142  $ 8,259  $ 8,324  $ 8,429
                               ------   ------   ------   ------   ------
Loans charged off during year:
  Commercial, financial and
    agricultural..............    137      479      198      139      187
  Real estate mortgage........    107       96      122       40      ---
  Consumer....................    246      682    1,125      567      487
  Lease financing.............     31       54      121       24       14
                              -------  -------  -------  -------  -------
  Total charge-offs...........    521    1,311    1,566      770      688
                              -------  -------  -------  -------  -------
Recoveries:
  Commercial, financial and
    agricultural..............     44       63       94       13      157
  Real estate mortgage........    ---       32      ---      ---      ---
  Consumer....................    117      160      161      144      148
  Lease financing.............     44       28       65        8        2
                              -------  -------  -------  -------  -------
  Total recoveries............    205      283      320      165      307
                              -------  -------  -------  -------  -------
Net loans charged off.........    316    1,028    1,246      605      381
Provision for loan losses.....    420      956    1,129      540      276
                              -------  -------  -------  -------  -------
Balance at end of year........$ 8,174  $ 8,070  $ 8,142  $ 8,259  $ 8,324
                              =======  =======  =======  =======  =======

Ratio of net loans charged
  off to average loans
  outstanding.................   .05%     .17%     .23%     .12%     .09%
Ratio of net loans charged
  off to loans at end of year.   .05%     .17%     .22%     .12%     .08%
Net loans charged off to
  allowance for loan losses..   3.87%   12.74%   15.30%    7.33%    4.58%
Net loans charged off to
  provision for loan losses..  75.24%  107.53%  110.36%  112.04%  138.04%
Allowance for loan losses as a
  percent of average loans...   1.30%    1.37%    1.48%    1.63%    1.88%
Allowance for loan losses
  as a percent of loans at
  end of year................   1.23%    1.36%    1.44%    1.59%    1.78%
Allowance for loan losses
  as a percent of
  non-performing loans.......  269.1%   227.0%   173.7%   424.6%   474.3%

     The allowance for loan losses increased slightly from $8,070,000 at December 31, 1998 to $8,174,000 at December 31, 1999. Despite this increase, the allowance for loan losses as a percent of outstanding loans continued to decline, and was 1.23% at December 31, 1999 versus 1.36% at December 31, 1998. This decrease is reflective of Sterling's improving asset quality ratios.

      Net charge-offs over the last three years were $316,000,
$1,028,000 and $1,246,000 for the years ended December 31, 1999,
1998 and 1997.  The decrease in net charge-offs was a direct result of a strong economy, the tightening of certain underwriting criteria in 1997 and 1998 along with strong collection efforts in all loan portfolios. Additionally, the significant improvements in the consumer loan portfolio were partially the result of Sterling selling
its credit card portfolio in 1998, which consistently had higher delinquencies and charge-offs than the remainder of the consumer loan portfolio. As a result, similar improvements were noted in the allowance for loan losses as a percent of non-performing loans, which increased from 173.7% in 1997, to 227.0% in 1998, to 269.1% in
1999.   Finally, loan delinquencies as percent of loans outstanding declined to .31% at December 31, 1999, well below the levels of Sterling's peer group.

Table 11 - Allocation of Allowance for Loan Losses (dollars in thousands)

                              1999         1998         1997         1996         1995
                                 Loans        Loans        Loans        Loans       Loans
                                 % to         % to         % to         % to        % to
                                 total        total        total        total       total
                          Amount loans Amount loans Amount loans Amount loans Amount loans
Commercial, financial
   and agricultural.......$5,578  50% $4,992   51% $3,802   50%  $3,836  47% $4,000  50%
Real estate - mortgage
   and construction.......   109  16%    144   16%     60   17%      24  17%    143  16%
Consumer..................   779  23%    693   23%    923   24%     596  27%    532  25%
Leases....................   638  11%    527   10%    599    9%     620   9%    600   9%
Unallocated............... 1,070  --   1,714   --   2,758   --    3,183  --   3,049  --
                          ------ ---  ------  ---   -----  ---    -----  ---  ----- ---
 Total....................$8,174 100% $8,070  100% $8,142  100%  $8,259 100% $8,324 100%
                          ====== ===  ======  ===   =====  ===    ===== ===   ===== ===

     The allocation of the allowance for loan losses between the various loan portfolios has changed over the past few years, consistent with the historical net loss experience in each of the portfolios.

     The largest reserve allocation is to the commercial, financial and agricultural loan portfolio and represents 68.21% of the reserve. Although the reserve allocation to this portfolio has increased over the last two years, the reserve allocation as a percent of related loans remained at approximately 1.60% to 1.70%. This nonhomogeneous loan portfolio continues to represent the greatest risk exposure to Sterling, as the credits generally are significantly larger than the remainder of the portfolio and the related collateral is not as marketable. Additionally, other external factors such as competition for high rated credits has also been considered in allocating this reserve balance.

     As mentioned previously, Sterling sold its credit card portfolio in 1998, which resulted in a significant improvement in net charge-offs within the consumer loan portfolio. The sale of the credit card portfolio combined with increased collections efforts also resulted in a decline in the consumer loan delinquencies. As a result, the allocation of the allowance for loan losses for the consumer loan portfolio has declined since the 1997 allocation, and has remained at approximately .51% of the related loan balance as of December 31, 1999 and 1998.

     The increase in the reserve allocation related to the lease portfolio from 1998 to 1999 is a direct result of the growth in this portfolio as well as an increase in problem credits within this portfolio. However, the 1999 reserve allocation as a percent of average loans outstanding remains below the 1995-1997 levels, consistent with the decrease in net charge-offs and lower delinquency ratios.

      Over the past several years, the allowance for loan losses to outstanding loans has declined. Similarly, the unallocated portion of the allowance for loan losses has also shown a steady decline, both in the dollar amount and as a percent of the total reserve.
The unallocated portion totaled $1,071,000 at December 31, 1999,
or 13.1% of the allowance for loan losses balance.   These trends are closely
related to improvements in asset quality ratios, including the following:

         An increase in the allowance for loan losses to non-performing loans from 174% at December 31, 1997 to 269% at December 31, 1999.

         A decline in the non-performing loans to total loans from .83% at December 31, 1997 to .46% at December 31, 1999.

         A decline in loan delinquencies as a percent of total loans outstanding from .90% at December 31, 1997 to .31% at December 31, 1999.

         A reduction in the ratio of net loans charged off to average loans outstanding from .23% for the year ended December 31, 1997 to .05% for the year ended December 31, 1999.

Based upon the improvements noted above, management feels the decrease in the allowance for loan losses as a percent of total loans outstanding
as well as the unallocated portion of the reserve is justified.   Management
has not targeted any specific coverage ratio of nonperforming loans by the allowance for loan losses, and this ratio may fluctuate based on loans placed into or removed from nonperforming status. Based upon information presently available, management believes that the allowance for loan losses is adequate.

Deposits

     The subsidiary banks of Sterling continue to rely heavily on deposit growth as the primary source of funds for lending activities.
In 1999, total deposits grew nearly $37.4 million or 4.4% to $892.4 million. Noninterest bearing deposits grew $9.7 million or 8.9% while interest bearing deposits grew $27.7 million or 3.7%. The total deposit growth in 1998 was $71.7 million or 9.2% over the deposits of 1997.

Table 12 - Average Deposit Balances and Rates Paid

     The following table summarizes the average amounts of deposits and rates paid for the years indicated:

                                           1999             1998             1997
                                      Amount   Rate    Amount   Rate    Amount   Rate
Noninterest-bearing demand deposits. $113,208   ---   $ 98,957   ---   $ 87,248   ---
Interest bearing demand deposits....  321,769  2.26%   302,062  2.50%   280,197  2.57%
Savings deposits....................   70,733  1.73%    73,082  2.16%    73,549  2.23%
Time deposits.......................  363,872  5.14%   340,969  5.60%   285,191  5.64%
                                     --------  -----  --------  -----  --------  -----
                                     $869,582  3.13%  $815,070  3.46%  $726,185  3.43%
                                     ========  =====  ========  =====  ========  =====

Table 13 - Deposit Maturity

     The following table summarizes the maturities of time deposits of $100,000 or more as of the dates indicated:
                                                      December 31,
                                                     1999       1998
    Three months or less..........................$ 13,154   $  9,647
    Over three thru six months....................   8,989      8,052
    Over six thru twelve months...................  15,754     10,465
    Over twelve months............................   9,670      9,430
                                                   -------    -------
    Total.........................................$ 47,567   $ 37,594
                                                   =======    =======

Borrowings

     As of December 31, 1999, short-term borrowings totaled $25.0 million, an increase of $23.4 million from the December 31, 1998 balance of $1.6 million. Long-term debt remained at approximately $34 million. The primary reason for the significant increases in short-term borrowings is due to management's decision to fund its growth in its finance and operating lease portfolios through short-term borrowings. The short-term borrowings have floating interest rates primarily indexed to federal funds or the 30 day LIBOR rate. Management turned to short-term borrowings as a source of funds in order to effectively manage interest rate risk. Typically, long-term borrowings have maturities of 3 years. During 1999, the 3 year U.S.
Treasury yield rose at a faster rate than federal funds borrowing rate and LIBOR. As a result, management elected to fund a portion of its lease operating activities through short-term borrowings in order to capitalize on the disparity in rates offered.

     At no time during the year, did short-term borrowings exceed 30% of stockholders' equity.

Capital

     The management of capital provides the foundation for future asset and profitability growth and represents a major funding source to Sterling. As of December 31, 1999, stockholders' equity increased $1,827,000 or 2.1% from December 31, 1998. The increase was the result of net income, less dividends declared of $6,846,000 (dividend pay-out ratio of 48.05%), plus proceeds from issuance of treasury shares of $1,096,000, offset by a decrease in unrealized gain (loss) on securities available-for-sale, net of tax, totaling $6,115,000.

     Sterling and its banking subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Sterling and the subsidiary banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Sterling and its banking subsidiaries must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and reclassifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require Sterling and its banking subsidiaries to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of December 31, 1999 and 1998, that Sterling and the subsidiary banks met all minimum capital adequacy requirements to which they are subject and are categorized as "well capitalized". There are no conditions or events since the notification that management believes have changed the subsidiary banks' category.

Table 14 - Risked-Based Capital

      Sterling's actual capital amount and ratios of December 31, 1999 and 1998 are as follows:

                                                         Minimum Capital
                                               Actual Capital        Requirement
                                               Amount   Ratio      Amount   Ratio
December 31, 1999
   Total capital to risked weighted assets....$ 97,667   11.1%    $ 70,091   8.0%
   Tier 1 capital to risked weighted assets...  89,491   10.2%      35,045   4.0%
   Tier 1 capital to average assets...........  89,491    8.5%      42,293   4.0%

December 31, 1998
   Total capital to risked weighted assets....$ 90,311   11.5%    $ 63,079   8.0%
   Tier 1 capital to risked weighted assets...  80,619   10.2%      31,539   4.0%
   Tier 1 capital to average assets...........  80,619    8.3%      39,032   4.0%


Liquidity

     Liquidity is the ability to meet the requirements of customers for loans and deposit withdrawals in the most economical manner.
Some liquidity is ensured by assets that are readily convertible to cash such as federal funds sold, noninterest bearing and interest bearing balances with banks. In addition the investment portfolio and the loan/leasing portfolio generate a constant stream of cash flows from maturities and scheduled repayments. Securities maturing within one year amounted to $36.9 million.

     Sterling's security portfolio is composed of $207 million in securities available-for-sale. Scheduled loan repayments within the next year total about $110 million. Additional liquidity is generated by mortgage sales. In 1999, $59.2 million in mortgage originations were sold on the secondary market, which provides for an ongoing ability to meet the needs of customers for new mortgage financing.

     Deposit growth is another source of liquidity. Sterling has a relatively stable core deposit base for funding investment assets. Deposit balance levels are usually predictable and grew by $37.4 million in 1999.

     Sterling maintains short-term borrowing capacity with several correspondent banks and has the availability to immediately borrow approximately $30 million from the Federal Home Loan Bank.

     Sterling manages liquidity daily by monitoring the projected cash inflows and outflows.

Impact of Year 2000

     During 1999, Sterling maintained its commitment to ensure that its daily operations suffered little or no impact from the century date change. The Year 2000 project team continued to assess Sterling's Year 2000 readiness, addressing not only computer and technology areas, but all aspects of the corporation's business. The Year 2000 action plan had five key project phases:

          awareness,
          assessment,
          renovation or remediation,
          testing or validation and
          implementation addressing systems for both Sterling and its third party processors.

     Sterling completed all five phases well in advance of December 31, 1999.

     During the process, Sterling inventoried and assessed all software, hardware and systems for Year 2000 readiness. Any noncompliant hardware or software were upgraded or replaced. Testing ensured that all mission-critical systems would function correctly in the Year 2000 and beyond and would properly handle all date-sensitive data.

     Utilizing information from written vendor surveys, Internet sites and internal testing, Sterling assessed the Year 2000 readiness of vendors and service providers to determine the extent to which its systems would need to be modified or replaced or were vulnerable to those third parties' failure to remediate their own
Year 2000 issues. Additionally, through written surveys and loan officer contact, Sterling assessed the Year 2000 readiness of customers holding significant commercial loans. Sterling's subsidiary banks established Year 2000 compliance as a factor in its credit decisions and loan documentation.

     During 1999, Sterling finalized its comprehensive Year 2000 contingency plan which encompassed all mission critical mainframe and PC applications, third party relationships and environmental systems. This plan also addresses aspects outside the corporation's control, such as telecommunications, electric companies and other utility companies. Despite passing the century date change, Sterling's contingency plans continue to be maintained and reassessed for thoroughness on an on-going basis in the event of unexpected
Year 2000 problems.

     To date, Sterling has successfully managed its Year 2000 transition and has experienced no significant problems. Limited exposure remains with certain specific future dates. However, those dates have already been tested and verified as part of the overall Year 2000 assessment. Management will continue monitoring all areas to ensure that business will not be disrupted.

     Failure of Sterling or third parties whom the corporation relies upon to correct Year 2000 issues which remain could cause disruption of operations resulting in increased operating costs and other adverse effects. In addition, if customers' financial positions were weakened as a result of Year 2000 issues, credit quality could be affected. It is not possible to predict with certainty all of the adverse effects that may result from a failure of Sterling or third parties to become fully compliant or whether such effects could have a material impact on the corporation.

     Through December 31, 1999, the cost of the Year 2000 project totaled $334,000 and included approximately $235,000 in capitalized costs incurred to replace non-compliant hardware and software. In 1999, project costs totaled $88,000 and included approximately $60,000 in capitalized costs. Final project costs expected to be incurred in 2000 for ongoing monitoring and support activities are not expected to be material.
The total cost of the project was funded through operating cash flows.

     One additional cost that resulted from the century date change, was the accumulation of approximately $7 million in excess cash on hand in order to prepare for possible customer demands. Once we passed January
1, 2000, our cash on hand was reduced to normal levels within the first few weeks of the new year.

New Financial Accounting Standards

     In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement No. 137, which will become effective for Sterling on January 1, 2001. This statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as follows:

         a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment,

         a hedge of the exposure to variable cash flows of a forecasted transaction, or a hedge of the foreign currency exposure of an exposure of an unrecognized firm commitment, available-for-sale security, a foreign currency denominated forecasted transaction or a net investment in a foreign operation.

The impact of this standard will not have a material impact on Sterling's financial condition or results of operations.

     In October 1998, the FASB issues Statement No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, which became effective for Sterling on January 1, 1999. This statement requires that after the securitization of mortgage loans, the classification of the resulting mortgage-basked securities be based on the ability and intent to sell or hold the securities. Sterling does not presently securitize its mortgage loans sold into mortgage-backed securities, and as such, the impact of this standard had no effect on Sterling's financial condition or results of operations.

          In September 1999, the FASB issued its Exposure Draft, Business Combinations and Intangible Assets, that would change the accounting for business combinations, goodwill and intangible assets. In summary, the exposure draft eliminates the pooling-of-interests method of accounting for business combinations, as the FASB believes this method:

         gives investors less relevant information;

         ignores the values exchanged in a business combination; and

         artificially boosts future earnings because pooling-of-interests reflects assets at historical cost.

As a result, the Exposure Draft would require companies to account for all business combinations using the purchase method.

     As a general rule, in accounting for acquisitions under the purchase method, a new accounting basis is established for the assets and liabilities acquired based upon their fair value and recognizes goodwill. Goodwill is the intangible asset that results from the difference between the purchase price and total fair value of assets and liabilities obtained and is required to be amortized over future periods. In another major change from current practice, the Exposure Draft requires that the maximum period for goodwill amortization be reduced from 40 years to 20 years.

     Under the proposed statement, the use of the purchase method of accounting would be required for all business combinations initiated after the date the final statement is issued. The other accounting provisions (e.g. amortization requirements) generally also would be effective on a prospective basis immediately after issuance of the final statement.

     Adoption of this statement may depress bank stocks by constraining or eliminating the merger premium in bank stock prices.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

     Financial institutions can be exposed to several market risks which may impact the value or future earnings capacity of an organization. These risks involve interest rate risk, foreign currency exchange risk, commodity price risk and equity market price risk.
Equity investments on a cost basis comprise less than 1% of corporate assets. Sterling's primary market risk is interest rate risk.

Interest Rate Risk

     Interest rate risk is an economic exposure to future net earnings and future value of equity capital that can occur based on changes in interest rates. Interest rate risk is inherent, because as a financial institution, Sterling derives a significant amount of its operating revenue from "purchasing" funds(customer deposits and borrowings) at various terms and rates, and then reinvesting those funds into earning assets (loans, leases, investments, etc.) at various terms and rates. Current pricing can be established to generate a specific "spread", or net interest margin, of income to cover operating costs and produce expected profit to its shareholders.

     Interest rate risk occurs when financial market rates increase or decrease in the future. If interest rates increase or decrease, there could be a positive or negative effect on future income. The net interest margin "spread" could increase or decrease based on the level of risk taken by the corporation. If earning assets can reprice faster than its funding sources, the "risk" position will generate more revenue in the future on the same asset base if rates increase and less revenue if rates decrease. If funding sources reprice faster than earning assets, the opposite effect to income will occur on the same asset base with increasing and decreasing interest rates.
Interest rate risk can also occur when fixed rate commitments are made for future dates.

     Management endeavors to control the exposure of earnings to changes in interest rates by understanding, reviewing and making decisions based on its risk position. The asset/liability committee is responsible for these decisions, which operates under management policies defining guidelines and limits on levels of risk. These policies are approved by the Board of Directors. The committee measures risk exposure by internal models, which involves assumptions and estimates which inherently cannot measure with complete precision. Core deposit repricing is modeled based on historic pricing correlations to rate movement. The internal models are supplemented by Risk Analytics, Inc., an external service specializing in risk assessment.

     The corporation has a negative cumulative GAP at one year in the future in the amount of $147 million (15.8% of earning assets). This risk position would result in a decreasing net interest margin in the next year if market rates increase, since this volume of funding liabilities in excess of the volume of earning assets repricing in the next year would have a negative effect on income. This position will generate more income or widen the net interest margin if rates decrease in the next year. Beyond one year the risk position is recaptured.

Table 15 - Interest Rate Sensitivity Gaps

                             0-90      91-365   Over 1 Year    Over
                             Days       Days    to 3 Years    3 Years      Total
Interest Earning Assets
Federal funds sold........$   5,250  $        0  $       0   $       0   $   5,250
Interest bearing
 deposits in banks........      210         799          0           0       1,009
Securities................   16,447      27,404     81,406     134,318     259,575
Loans.....................  124,831      80,742    213,937     244,334     663,844
                           --------    --------   --------    --------    --------
Total interest earning
  assets..................$ 146,738  $  108,945  $ 295,343   $ 378,652   $ 929,678
Cumulative................  146,738     255,683    551,026     929,678

Interest-Bearing Liabilities
Interest bearing deposits.$  95,359  $      878  $  30,728   $ 254,859   $ 381,824
Time deposits.............   62,531     201,808    105,004      22,871     392,214
Short-term borrowings.....   25,000         ---        ---         ---      25,000
Long-term debt............    4,335      13,022     16,615         319      34,291
                           --------    --------   --------     -------    --------
Total interest-bearing
  liabilities.............  187,225     215,708    152,347     278,049     833,329
Cumulative................  187,225     402,933    555,280     833,329

Period GAP (Dollars)......  (40,487)   (106,763)   142,996     100,603
Cumulative GAP (Dollars)..  (40,487)   (147,250)    (4,254)     96,349
Cumulative GAP as % of
  total interest earning
  assets..................     (4.4)%     (15.8)%     (0.5)%      10.4%

     During 1999, rates increased by 75 basis points between June and November. The resulting reduction of the net interest margin between May 1999 and December 1999 was 1.75%.

     The company presents future change in net interest income as a
result of interest rate movement in the graph in Table 15a.   This
analysis estimates the projected change to net interest income resulting from interest rate movements. Sterling's risk to interest rate movement illustrates that the future income will decrease with increasing market rates, and future income will increase with decreasing market rates during the next fiscal year. Negative income exposure, resulting from increasing market rates, as an impact to the interest margin is (0.9)%, (1.5)% and (4.0)% with market rate increases of 50, 100 and 200 basis points.
The risk position of Sterling is within the guidelines set by the asset/liability policies.

     Present value of equity as a result of interest rate change is
presented in the graph in Table 15b.   This analysis estimates the
projected change in the value of equity as a result of interest rate movements. Future value of equity would decrease with increasing market rates, and increase with decreasing market rates. The risk position of Sterling is within the guidelines set by asset/liability policies.

            Table 15a                                   Table 15b

         Net Interest Income                      Present Value Equity
           Projections
      Changes in                                 Changes in
     Basis Points     % Change                  Basis Points     % Change
        -200             9.9%                      -200             8.0%
        -100             5.0%                      -100             4.9%
         -50             3.0%                       -50             2.5%
           0             0.0%                         0             0.0%
          50            -0.9%                        50            -0.5%
         100            -1.5%                       100            -2.2%
         200            -4.0%                       200            -4.0%



Item 8 - Financial Statements

     (a) The following audited consolidated financial statements and related documents are set forth in this Annual Report on
Form 10-K on the following pages:
                                                                  Page
      Report of Independent Auditors                                50
      Consolidated Balance Sheets                                   51
      Consolidated Statements of Income                             52
      Consolidated Statements of Changes in Stockholders' Equity    53
      Consolidated Statements of Cash Flows                         54
      Notes to Consolidated Financial Statements                    55

                        Trout, Ebersole & Groff, LLP
                        Certified Public Accountants
                              1705 Oregon Pike
                        Lancaster, Pennsylvania 17601
                                (717)569-2900
                             FAX (717) 569-0141

                        INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Sterling Financial Corporation and Subsidiaries
Lancaster, Pennsylvania

     We have audited the accompanying consolidated balance sheets of STERLING FINANCIAL CORPORATION and SUBSIDIARIES as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

     The consolidated financial statements as of December 31, 1998 and 1997 have been restated to reflect the pooling of interests with Northeast Bancorp, Inc. as described in Note 3 to the consolidated financial statements. We did not audit the 1998 and 1997 financial statements of Northeast Bancorp, Inc., which statements reflect assets representing 8.2% and 8.0% of total assets for the years ended December 31, 1998 and 1997. Revenues represent 8.1% and 8.0% of total revenues for the years ended December 31, 1998 and 1997. Those statements were audited by other auditors whose reports have been furnished to us, and in our opinion, insofar as it relates to the amounts included for Northeast Bancorp, Inc. as of December 31, 1998 and 1997 and for the years then ended, is based solely on the reports of the other auditors.

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

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sterling Financial Corporation and Subsidiaries at December 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended
December 31, 1999, in conformity with generally accepted accounting principles.

                               Trout, Ebersole & Groff, LLP

                               Trout, Ebersole & Groff, LLP
                               Certified Public Accountants

January 20, 2000 except for Note 26
 as to which the date is January 25, 2000
Lancaster, Pennsylvania

              STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
                        Consolidated Balance Sheets

                                                                       December 31,
(Dollars in thousands)                                               1999       1998
Assets
Cash and due from banks..........................................$   47,674   $ 38,716
Federal funds sold................................................    5,250     31,830
                                                                  ---------   --------
  Cash and cash equivalents.......................................   52,924     70,546
Interest-bearing deposits in banks................................    1,009      3,557
Mortgage loans held for sale......................................      836      6,005
Securities held-to-maturity(fair value 1999-$52,099;1998-$66,636).   52,392     64,755
Securities available-for-sale.....................................  207,183    185,953
Loans, net of allowance for loan losses 1999-$8,174; 1998-$8,070..  654,834    584,590
Assets held for operating leases, net.............................   47,639     37,171
Premises and equipment, net.......................................   23,675     24,722
Other real estate owned...........................................      163        180
Accrued interest receivable.......................................    6,847      6,524
Other assets......................................................   11,872     13,879
                                                                  ---------    -------
  Total assets...................................................$1,059,374   $997,882
                                                                  =========   ========

Liabilities
Deposits:
  Noninterest-bearing............................................$  118,394   $108,709
  Interest-bearing................................................  774,038    746,347
                                                                  ---------   --------
    Total deposits................................................  892,432    855,056
                                                                  ---------   --------
Short-term borrowings................................ ............   25,000      1,558
Long-term debt....................................................   34,291     34,103
Accrued interest payable..........................................    4,700      4,358
Other liabilities.................................................   12,933     14,616
                                                                  ---------   --------
   Total liabilities..............................................  969,356    909,691
                                                                  ---------   --------
Stockholders' equity
Common Stock -($5.00 par value)...................................   44,674     35,743
   No. shares authorized: 1999 and 1998 - 35,000,000
   No. shares issued: 1999 - 8,934,788; 1998 - 7,148,681
   No. shares outstanding: 1999 - 8,931,568; 1998 - 7,117,795
Capital surplus...................................................   14,461     23,380
Retained earnings.................................................   32,432     25,586
Accumulated other comprehensive income (loss).....................   (1,448)     4,667
Common stock in treasury, at cost (1999 - 3,220; 1998 - 30,886)...     (101)    (1,185)
                                                                  ---------   --------
   Total stockholders' equity.....................................   90,018     88,191
                                                                  ---------   --------
Total liabilities and stockholders' equity.......................$1,059,374   $997,882
                                                                  =========   ========

The accompanying notes are an integral part of these consolidated financial statements.

              STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Income
                                                 Years ended December 31,
(Dollars in thousands, except per share data)            1999        1998         1997
Interest and dividend income
Loans, including fees................................$  52,087   $  51,047    $  49,186
Debt securities
    Taxable..........................................   10,279       9,643        8,345
    Tax-exempt.......................................    4,026       3,507        3,211
Dividends............................................      295         275          247
Federal funds sold...................................      891       1,243          770
Deposits in other banks..............................      136          48           25
                                                     ---------   ---------    ---------
     Total interest and dividend income..............   67,714      65,763       61,784
                                                     ---------   ---------    ---------
Interest expense
Deposits.............................................   27,201      28,231       24,936
Short-term borrowings................................      604         143          114
Long-term debt.......................................    1,992       1,841        2,288
                                                     ---------   ---------    ---------
     Total interest expense..........................   29,797      30,215       27,338
                                                     ---------   ---------    ---------
Net interest income..................................   37,917      35,548       34,446
                                                     ---------   ---------    ---------
Provision for loan losses............................      420         956        1,129
                                                     ---------   ---------    ---------
     Net interest income after
       provision for loan losses.....................   37,497      34,592       33,317
                                                     ---------   ---------    ---------
Noninterest income
Income from fiduciary activities.....................    2,349       1,879        1,513
Service charges on deposit accounts..................    3,380       3,213        3,195
Other service charges, commissions and fees..........    1,978       1,894        1,456
Mortgage banking income..............................    1,291       1,811        1,305
Income from sale of credit card portfolio............     ---        1,338         ---
Rental income on operating leases....................   18,469      15,965       13,617
Other operating income...............................    1,200       1,093        1,627
Securities gains.....................................      830        ---           215
                                                     ---------   ---------    ---------
     Total noninterest income........................   29,497      27,193       22,928
                                                     ---------   ---------    ---------
Noninterest expenses
Salaries and employee benefits.......................   19,302      18,628       17,443
Net occupancy........................................    2,143       2,356        2,541
Furniture and equipment..............................    3,242       2,998        2,705
Professional services................................    1,089         983          692
Depreciation on operating lease assets...............   14,641      12,641       10,698
Merger related costs.................................      423        ---          ---
Other................................................    7,991       7,644        7,041
                                                     ---------   ---------    ---------
      Total noninterest expenses.....................   48,831      45,250       41,120
                                                     ---------   ---------    ---------
Income before income taxes...........................   18,163      16,535       15,125
Income tax expense...................................    4,924       4,193        3,969
                                                     ---------   ---------    ---------
Net income...........................................$  13,239   $  12,342    $  11,156
                                                     =========   =========    =========
Per share information:
 Basic and diluted earnings per share................$    1.48   $    1.38    $    1.24
 Dividends declared..................................$    .721   $    .664    $    .625

The accompanying notes are an integral part of these consolidated financial statements.

               STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
                Years Ended December 31, 1999, 1998 and 1997
                                                                                       Accumulated
                                                Shares                                    Other
                                                Common    Common    Capital   Retained Comprehensive Treasury
                                                 Stock     Stock    Surplus   Earnings    Income     Stock    Total
(Dollars in thousands)
Balance,January 1,1997,as previously reported..6,922,449  $ 34,612  $ 14,028  $ 26,421   $ 1,571   $ (436)  $76,196
Effect of restatement-See Note 2 ..............                                   (592)      (24)              (616)
                                               ---------  --------  --------  --------   -------   -------  -------
Balance, January 1, 1997.......................6,922,449  $ 34,612  $ 14,028  $ 25,829   $ 1,547   $ (436)  $75,580
  Comprehensive income:
     Net income................................                                 11,156                       11,156
     Change in net unrealized gain (loss)
      on securities AFS, net of reclassification
      adjustment and tax effects...............                                            1,300              1,300
        Total comprehensive income.............                                                              12,456
  Cash dividends declared......................                                 (5,305)                      (5,305)
  Purchase of treasury stock (121,751 shares)..                                                     (3,302)  (3,302)
  Issuance of treasury stock
     Dividend reinvestment plan (55,868 shares)                           (4)                        1,434    1,430
     Directors' compensation plan (1,600 shares)                                                        41       41
  Stock transactions of pooled entity..........   (37,499)    (187)     (106)     (139)                        (432)
                                                ---------  -------   -------   -------   -------   -------   ------
Balance, December 31, 1997......................6,884,950   34,425    13,918    31,541     2,847    (2,263)  80,468
  Comprehensive income:
     Net income.......................                                          12,342                       12,342
     Change in net unrealized gain (loss)
      on securities AFS, net of reclassification
      adjustment and tax effects................                                           1,820              1,820
        Total comprehensive income..............                                                             14,162
  Common stock issued...........................    4,528       23        60                                     83
  Stock dividend issued- 5% common stock,
       including cash paid in lieu of fractional
       shares (231,424 shares including 79,332
       shares of treasury stock.................  263,917    1,319     9,073   (12,600)              2,168      (40)
  Cash dividends declared.......................                                (5,697)                      (5,697)
  Purchase of treasury stock (70,260 shares)....                                                    (2,492)  (2,492)
  Issuance of treasury stock
     Dividend reinvestment plan (36,448 shares).                         301                         1,080    1,381
     Employee stock plan (7,414 shares).........                          73                           190      263
     Directors' compensation plan (2,000 shares)                          18                            79       97
     Stock options (1,400 shares)...............                         (20)                           53       33
   Stock transactions of pooled entity.........    (4,714)    (24)       (43)                                   (67)
                                               ---------- -------    -------   --------   -------  -------  -------
Balance, December 31, 1998..................... 7,148,681  35,743     23,380     25,586     4,667   (1,185)  88,191
  Comprehensive income:
     Net income................................                                  13,239                      13,239
     Change in net unrealized gain (loss)
      on securities AFS, net of reclassification
      adjustment and tax effects...............                                            (6,115)           (6,115)
        Total comprehensive income.............                                                               7,124
  Cash dividends declared......................                                  (6,361)                     (6,361)
  5-for-4 stock split effected in the form of
    a 25% stock dividend....................... 1,786,107   8,931     (8,931)       (32)                        (32)
  Issuance of treasury stock
      Dividend reinvestment plan (26,248 shares)                          19                          1,007   1,026
      Directors' compensation plan (2,000 shares)                         (6)                            74      68
      Stock options (80 shares)................                           (1)                             3       2
                                               ---------- -------   --------    --------  -------   ------- -------
 Balance, December 31, 1999.................... 8,934,788 $44,674    $14,461     $32,432  $(1,448)  $  (101)$90,018
                                               ========== =======   ========    ========  =======   ======= =======


The accompanying notes are an integral part of these consolidated financial statements.

               STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
                                                       For the years ended December 31,
(Dollars in thousands)                                   1999        1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income...........................................$  13,239    $ 12,342    $   11,156
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
   Depreciation......................................   17,132      14,934        12,816
   Accretion & amortization of investment securities.      620         407           269
   Provision for loan losses.........................      420         956         1,129
   Provision for deferred income taxes...............      887         763           593
   (Gain) on sale of property and equipment..........       (7)         (5)         (456)
   (Gain) on sales of securities available-for-sale..     (830)       ---           (215)
   (Gain) on sale of mortgage loans..................     (418)       (642)         (319)
   (Gain) on sale of credit card portfolio...........     ---       (1,338)         ---
   Proceeds from sales of mortgage loans.............   59,177      89,517        41,188
   Originations of mortgage loans held for sale......  (53,590)    (94,088)      (40,645)
   Change in operating assets and liabilities:
     Increase (decrease) in accrued interest
      receivable and other assets....................    2,007      (4,344)         (661)
     Increase in accrued interest payable............      342         489           822
     Increase in other liabilities...................      689       1,031         1,012
                                                     ---------   ---------     ---------
    Net cash provided by operating activities........   39,668      20,022        26,689
CASH FLOWS FROM INVESTING ACTIVITIES                 ---------   ---------     ---------
Proceeds from interest-bearing deposits
  in other banks.....................................    4,945         361           968
Purchase of interest-bearing deposits in other banks.   (2,397)       (903)         (339)
Proceeds from sales of securities available-for-sale.      844        ---            221
Proceeds from maturities or calls of
 securities held-to-maturity.........................   13,022      29,354        30,541
Proceeds from maturities or calls of
 securities available-for-sale.......................   28,720      24,784        14,647
Purchases of securities held-to-maturity.............   (1,165)     (8,614)      (22,185)
Purchases of securities available-for-sale...........  (59,452)    (80,128)      (49,681)
Net loans and direct finance leases made to customers  (70,970)    (34,809)      (47,928)
Proceeds from sale of credit card portfolio..........     ---        9,337          ---
Purchases of equipment acquired for
  operating leases, net..............................  (25,109)    (19,162)      (14,815)
Purchases of premises and equipment..................   (1,469)     (2,730)       (2,786)
Proceeds from sale of premises and equipment.........       32          36         1,790
                                                     ---------   ---------     ---------
    Net cash used by investing activities............ (112,999)    (82,474)      (89,567)
CASH FLOWS FROM FINANCING ACTIVITIES                 ---------   ---------     ---------
Net increase (decrease)in demand deposits, NOW and
  savings accounts...................................   (6,522)     44,447        20,401
Net increase in time deposits........................   43,898      27,314        55,644
Net increase (decrease) in short-term borrowings.....   23,442      (1,442)          259
Proceeds from issuance of long-term debt.............   19,529      19,080        25,652
Repayment of long-term debt..........................  (19,341)    (17,289)      (23,774)
Proceeds from issuance of common stock...............     ---           83          ---
Cash dividends.......................................   (6,361)     (5,697)       (5,305)
Cash paid in lieu of fractional shares...............      (32)        (40)         ---
Purchase of treasury stock...........................     ---       (2,492)       (3,302)
Proceeds from issuance of treasury stock.............    1,096       1,774         1,471
Stock transactions of pooled entity..................     ---          (67)         (432)
                                                     ---------   ---------     ---------
    Net cash provided by financing activities........   55,709      65,671        70,614
                                                     ---------   ---------     ---------
Net change in cash and cash equivalents..............  (17,622)      3,219         7,736
Cash and cash equivalents:
Beginning of year....................................   70,546      67,327        59,591
                                                     ---------   ---------     ---------
End of year..........................................$  52,924   $  70,546     $  67,327
                                                     =========   =========     =========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
Other real estate acquired in settlement of loans....$     306   $     353    $     630
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for:
  Interest to depositors and on borrowed money.......$  29,455   $  29,892    $  26,715
  Income taxes.......................................    3,788       3,686        2,961


The accompanying notes are an integral part of these consolidated financial statements.

        STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

            Notes to Consolidated Financial Statements

(All dollar amounts presented in the tables are in thousands, except per share data)

Note 1 - Summary of Significant Accounting Policies

     Basis of Financial Statement Presentation - The consolidated financial statements include the accounts of Sterling Financial Corporation (Sterling) and its wholly-owned subsidiaries, Bank of Lancaster County, N.A., Northeast Bancorp, Inc., T&C Leasing, Inc. and Sterling Mortgage Services,
Inc. (inactive). The consolidated financial statements also include
Town & Country, Inc., a wholly-owned subsidiary of Bank of Lancaster County, N.A., and The First National Bank of North East, a wholly-owned subsidiary of Northeast Bancorp, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

     Use of Estimates - In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

     Business - Sterling, through its subsidiaries, provides a full range of banking services to individual and corporate customers located in Lancaster County, Pennsylvania, Cecil County, Maryland and surrounding counties.

     Concentration of Credit Risk - Sterling operates primarily in its defined market area and, accordingly, the banks have extended credit primarily to commercial entities and individuals in this area whose ability to honor their contracts is influenced by the region's economy. The loan portfolio is well diversified and Sterling does not have any significant concentrations of credit risk. The Banks are limited in extending credit by legal lending limits to any single group of borrowers.

     Cash and Cash Equivalents - For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks and federal funds sold, generally which mature in one day.

     Interest-bearing Deposits in Banks - Interest-bearing deposits in banks mature within one year and are carried at cost.

     Securities - Debt securities that management has the positive intent and ability to hold to maturity are classified as "held-to-maturity" and recorded at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as "available-for-sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

     Purchase premiums and discounts are recognized in interest income using the interest method over terms of the securities using the constant yield method. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

     Mortgage Loans Held for Sale - Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

     Loans - Sterling grants mortgage, commercial and consumer loans to customers and leasing alternatives to companies. The ability of Sterling's debtors to honor their contracts is dependent upon the real estate and general economic conditions in the market area.

     Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off, generally are reported at their outstanding principal balance adjusted for charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance.

     Income on direct financing leases is recognized on a basis to achieve a constant periodic rate of return on the outstanding investment. Income on operating leases is recognized as the difference between rental payment and depreciation. Depreciation on investments in operating leases is calculated generally on a straight line or present value method over the minimum lease term to a residual value.

     Loan and lease origination fees and loan origination costs are deferred and recognized as an adjustment of the related loan yield using the interest method.

     The accrual of interest on loans is generally discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in the process of collection. Loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual status or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

     Allowance for Loan Losses - Sterling maintains the allowance for loan losses at a level believed adequate by management to absorb potential losses in the loan portfolio.  It is established through a provision for loan losses charged to earnings. Quarterly, the company utilizes a defined methodology in determining the adequacy of the allowance for loan losses which considers specific credit reviews, past loan loss historical experience,
and qualitative factors.   This methodology, which has remained
consistent for the past several years, results in an allowance consisting of two components, "allocated" and "unallocated".

     Management assigns internal risk ratings to all commercial relationships with aggregate borrowings or commitments to extend credit in excess of $100,000. Utilizing migration analysis for the previous eight quarters, management develops a loss factor test which it then uses to estimate losses on impaired loans, potential problem loans and non-classified loans. When management finds loans with uncertain collectibility of principal and interest, it places those loans on the "problem list", and evaluates them on a quarterly basis in order to estimate potential losses. Management's analysis considers adverse situations that may affect the borrower's ability to repay, estimated value of underlying collateral, and prevailing market conditions. If management determines that a specific reserve allocation is not required, it assigns the general loss factor to determine the reserve. For homogeneous loan types, such as consumer and residential mortgage loans, management bases specific allocations on the average loss ratio for the previous two years for each specific loan pool. Additionally, management projected loss ratios for other factors, including trends in delinquency levels, trends in non-performing and potential problem loans, trends in composition, volume and terms of loans, effects in changes in lending policies or underwriting procedures, experience ability and depth of management, national and local economic conditions, concentrations in lending activities, and other factors that management may deem appropriate.

     Management determines the unallocated portion of the allowance for loan losses based on the following criteria: risk of error in the specific and general reserve allocations; other potential exposure in the loan portfolio; variances in management's assessment of national and local economic conditions; and other internal or external factors that management believes appropriate at that time.

     Management feels the above methodology accurately reflects losses inherent in the portfolio. Management charges actual losses to the allowance for loan losses. Management periodically updates the methodology discussed above, which reduces the difference between actual losses and estimated losses.

     Management bases the provision for loan losses, or lack of provision, on the overall analysis taking into account the methodology discussed above.

     A loan is considered impaired when, based on current information and events, it is probable that Sterling will be unable to collect the scheduled payments of principal or interest when due according to the original contractual terms of the loan agreement. Generally, this definition includes all loans on nonaccrual status and restructured loans, except those specifically excluded from the scope of Statement of Financial Accounting Standards (SFAS) No. 114. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price or the fair value of the collateral if the loan is collateral dependent.

     Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.

     Servicing - Servicing assets are recognized as separate assets when rights are acquired through purchase or through the sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount.

     Credit related financial instruments - In the ordinary course of business, Sterling has entered into commitments to extend credit, commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded.

     Foreclosed Assets - Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of fair value or carrying value at the date of foreclosure.
Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenues and expenses from operations and changes in the valuation allowance are included in other non-interest expenses.

     Premises and Equipment - Land is carried at cost. Buildings, furniture, equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation is computed primarily on the straight-line method over the estimated useful lives of the asset.

     Income taxes - Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

     Advertising - Sterling expenses advertising costs as incurred.
The expenses for 1999, 1998 and 1997 were $607,000, $576,000 and $614,000.

     Stock Compensation Plans - Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. Stock options issued under Sterling's stock incentive plan have no intrinsic value at the grant date, and under Opinion No. 25, no compensation cost is recognized for them. Sterling has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

     Earnings Per Share - Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued.
Potential common shares that may be issued by Sterling consist solely of outstanding stock options and are determined using the treasury stock method.

     Earnings per common share for the years ending December 31, 1999, 1998 and 1997 have been computed based on the following:

                                                  1999       1998       1997

  Net income available to common stockholders..$  13,239  $  12,342  $  11,156
                                                --------   --------   --------
  Average number of shares outstanding.........8,912,120  8,922,343  8,997,973

  Effect of dilutive stock options.............   22,825     26,743      4,053
                                               ---------  ---------  ---------
  Average number of shares outstanding used to
   calculate dilute earnings per common share..8,934,945  8,949,086  9,002,026
                                               =========  =========  =========

     All prior year per share amounts have been properly restated to reflect the 5-for-4 stock split effected in the form of a 25% dividend declared in 1999 and the 5% stock dividend declared in 1998.

     Comprehensive Income - Sterling adopted SFAS No. 130, Reporting Comprehensive Income, as of January 1, 1998. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The adoption of SFAS No. 130 had no effect on Sterling's net income or stockholders' equity.

     The components of other comprehensive income and related tax effects for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                              1999          1998        1997
   Unrealized holding gains (losses) on
    available-for-sale securities.........$    (8,577)   $   2,800   $   2,215
   Reclassification adjustment for
    gains realized in income..............       (830)        ---         (215)
                                          -----------    ---------   ---------
   Net unrealized gains...................     (9,407)       2,800       2,000
   Income tax (expense) benefit...........      3,292         (980)       (700)
                                          -----------    ---------   ---------
   Net-of-tax amount......................$    (6,115)   $   1,820   $   1,300
                                          ===========    =========   =========

     Reclassifications - Certain items in the 1998 and 1997 consolidated financial statements have been reclassified to conform with the 1999 presentation format. Such reclassifications had no impact on net income.

     Recent Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement No. 137, which will become effective for Sterling on January 1, 2001. This statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value.
If certain conditions are met, an entity may elect to designate a derivative as follows: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of an unrecognized firm commitment, available-for-sale security, a foreign currency denominated forecasted transaction or a net investment in a foreign operation. The impact of this standard is not expected to have a material impact on Sterling's financial condition or results of operations.

     In October 1998, the FASB issues Statement No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, which became effective for Sterling on January 1, 1999. This statement requires that after the securitization of mortgage loans, the classification of the resulting mortgage-backed securities be based on the ability and intent to sell or hold the securities. Sterling does not presently securitize its mortgage loans sold into mortgage-backed securities, and as such, the impact of this standard had no effect on Sterling's financial condition or results of operations.

Note 2 - Restatement

     Management regularly reviews its accounting policies to ensure conformity with generally accepted accounting principles, including recent pronouncements by the AICPA and SEC with respect to audit differences and materiality. Upon completion of this review in the fourth quarter in connection with the year-end closing process, management determined that appropriate consideration had not previously been given with respect to origination costs for loans and leases, investments in affordable housing projects, director deferred compensation arrangements and income taxes. Sterling's management has elected to adjust these items previously considered as not having a material effect on the financial statements.

     Accordingly, the accompanying consolidated financial statements have been restated to reflect the impact of the adjustments Sterling has made due to the interpretations of accounting principles related to loan and lease origination costs, investments in affordable housing projects, deferred compensation arrangements and income taxes.

     The impact of the restatements was a $592,000 reduction at January 1, 1997 of retained earnings and a $48,000 and $81,000 reduction in net income for the years ended December 31, 1998 and 1997. This resulted in a decrease in earnings per share of $.01 for each of the years ended December 31, 1998 and 1997 from amounts previously reported.

Note 3 - Merger

     On June 15, 1999, Sterling completed the acquisition of Northeast Bancorp, Inc., the parent company of The First National Bank of North East, based in Maryland. The First National Bank of North East, with four branches in Cecil County, Maryland, continues to operate as a separate commercial bank.

     Under the terms of the agreement, Northeast Bancorp shareholders received two shares of Sterling common stock for each share of Northeast Bancorp's common stock in a tax-free exchange. Sterling issued 677,624 shares of its common stock in connection with this merger. The transaction was accounted for under the pooling-of-interest method of accounting. Accordingly, the consolidated financial statements have been restated to include the consolidated accounts of Northeast Bancorp for all periods presented.

     Financial data for Sterling and Northeast Bancorp, Inc. from January 1, 1999 to June 30, 1999 is presented below. Although the date of the consummation was June 15, 1999, the financial information presented is for the nearest interim period.

     For the six months ended June 30, 1999:
                                                            Sterling
                                 Sterling     Northeast    Consolidated

       Net interest income.......$ 16,756      $  1,888      $ 18,644
       Net income................   6,513           335         6,848
       Dividends declared........   2,986            85         3,071

   The effect of the Northeast merger on Sterling's financial condition and results of operations were as follows:
                                                             Sterling
                                 Sterling     Northeast    Consolidated

     For the year ended 1998:
        Net interest income......$ 31,915      $  3,633      $ 35,548
        Net income...............  11,552           790        12,342
        Dividends declared.......   5,356           341         5,697

     For the year ended 1997:
        Net interest income......  30,975         3,471        34,446
        Net income...............  10,321           835        11,156
        Dividends declared.......   5,075           230         5,305

     As of December 31, 1998:
        Assets................... 916,093        81,789       997,882
        Liabilities.............. 835,573        74,118       909,691
        Stockholders' equity.....  80,520         7,671        88,191

Note 4 - Restrictions on Cash and Due From Banks

     Sterling Financial Corporation's subsidiary banks are required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank, against their deposit liabilities. The average amount of these reserve balances for the years ended December 31, 1999 and 1998 was approximately $5,950,000 and $4,302,000. Balances maintained at the Federal
Reserve Bank are included in cash and due from banks.

Note 5 - Securities

     Securities pledged to secure government and other public deposits, trust deposits, short-term borrowings, and other balances as required or permitted by law were carried at $59,613,000 in 1999 and $66,354,000 in 1998.

     The amortized cost and fair values of securities were as follows:

                                                     Gross       Gross
                                       Amortized   Unrealized  Unrealized      Fair
                                           Cost       Gains       Losses      Value
December 31, 1999:
 Available-for-sale:
  U.S. Treasury securities............$    28,961  $       15  $     218  $   28,758
  U.S. Government agencies............     50,290           7      1,280      49,017
  States and political subdivisions...     53,617         223      2,085      51,755
  Mortgage-backed securities..........      4,989           3        163       4,829
  Corporate securities................     70,878           5      1,172      69,711
                                       ----------   ---------   --------    --------
  Subtotal............................    208,735         253      4,918     204,070
  Equity securities...................        704       2,427         18       3,113
                                       ----------   ---------   --------    --------
  Total...............................$   209,439  $    2,680  $   4,936   $ 207,183
                                       ==========   =========   ========    ========
 Held-to-maturity:
  U.S. Treasury securities............$       501  $     ---   $       1   $     500
  U.S. Government agencies............      1,460        ---          14       1,446
  States and political subdivisions...     41,030         228        482      40,776
  Mortgage-backed securities..........        851          23       ---          874
  Corporate securities................      4,757        ---          47       4,710
                                       ----------   ---------   --------   ---------
  Subtotal............................     48,599         251        544      48,306
  Equity securities...................      3,793        ---        ---        3,793
                                       ----------   ---------   --------   ---------
  Total...............................$    52,392  $      251  $     544   $  52,099
                                       ==========   =========   ========    ========
December 31, 1998:
 Available-for-sale:
  U.S. Treasury securities............$    29,265  $      666  $       1  $   29,930
  U.S. Government agencies............     37,713         613         41      38,285
  States and political subdivisions...     38,671       1,116         26      39,761
  Mortgage-backed securities..........      6,732          29       ---        6,761
  Corporate securities................     66,215       1,119         22      67,312
                                       ----------   ---------   --------    --------
  Subtotal............................    178,596       3,543         90     182,049
  Equity securities...................        174       3,730       ---        3,904
                                       ----------   ---------   --------    --------
  Total...............................$   178,770  $    7,273  $      90   $ 185,953
                                       ==========   =========   ========    ========

Held-to-maturity:
  U.S. Treasury securities............$     2,508  $       20  $    ---    $   2,528
  U.S. Government agencies............      2,208          30       ---        2,238
  States and political subdivisions...     44,465       1,642          4      46,103
  Mortgage-backed securities..........      1,219          64       ---        1,283
  Corporate securities................     10,808         129       ---       10,937
                                       ----------   ---------   --------   ---------
  Subtotal............................     61,208       1,885          4      63,089
  Equity securities...................      3,547        ---        ---        3,547
                                       ----------   ---------   --------   ---------
  Total...............................$    64,755  $    1,885  $       4   $  66,636
                                       ==========   =========   ========    ========

     Included in held-to-maturity equity securities are Federal Reserve stock, Federal Home Loan Bank of Pittsburgh stock and Atlantic
Central Bankers Bank stock.

     The amortized cost and fair value of securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities or call dates because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                         Securities-Available-    Securities Held-
                                               for-Sale              to-Maturity
                                         ---------------------  ------------------
                                         Amortized     Fair     Amortized      Fair
                                            Cost      Value        Cost       Value
                                          -------    --------  ----------  ---------
  Due in one year or less................$  30,132  $  30,091   $   6,351   $   6,352
  Due after one year through five years..  119,507    117,547      15,055      15,068
  Due after five years through ten years.   32,863     31,892      22,292      22,129
  Due after ten years....................   21,244     19,711       4,050       3,883
                                          --------   --------    --------    --------
                                           203,746    199,241      47,748      47,432
  Mortgage-backed securities.............    4,989      4,829         851         874
                                          --------   --------    --------    --------
                                          $208,735   $204,070   $  48,599    $ 48,306
                                          ========   ========   =========    ========

   Proceeds from sales of securities available-for-sale were $844,000, $0 and $221,000 for the years ended December 31, 1999, 1998 and 1997. Gross gains of $830,000, $0 and $215,000 were realized on these sales for the years ended December 31, 1999, 1998 and 1997.

Note 6 - Loans

  Loans outstanding at December 31, are as follows:

                                                                   1999      1998
  Commercial, financial and agricultural.......................$ 331,510 $ 302,497
  Real estate - construction...................................    7,872     6,633
  Real estate - mortgage.......................................   97,631    89,021
  Consumer.....................................................  152,872   136,773
  Lease financing receivables (net of unearned income).........   73,123    57,736
                                                                --------  --------
  Total loans, gross...........................................$ 663,008 $ 592,660
                                                                ========  ========

     The following table presents information concerning impaired loans at December 31, 1999 and 1998:

                                                       1999     1998
     Impaired loans with a valuation allowance.......$ 2,286  $ 2,901
     Impaired loans without a valuation allowance....   ---      ---
                                                      ------   ------
       Total impaired loans..........................$ 2,286  $ 2,901
                                                      ======   ======
     Valuation allowance related to impaired loans...$   111  $   140
                                                      ======   ======

     The following is a summary of information pertaining to impaired loans for the years ended December 31, 1999, 1998 and 1997:

                                                       1999     1998     1997
       Average investment in impaired loans..........$ 2,573  $ 3,139  $ 2,203

       Interest income recognized on impaired loans..    129      136       58
       Interest income recognized on a cash basis
         on impaired loans...........................    129      136       58


Note 7 - Allowance for Loan Losses

  Changes in the allowance for loan losses for the years ended December 31, 1999, 1998 and 1997 were as follows:

                                                          1999      1998      1997
Balance at January 1..................................$   8,070  $  8,142  $  8,259
Provisions for loan losses charged to income..........      420       956     1,129
Loans charged off.....................................     (521)   (1,311)   (1,566)
Recoveries of loans previously charged off............      205       283       320
                                                      ---------  --------  --------
Balance at December 31................................$   8,174  $  8,070  $  8,142
                                                      =========  ========  ========

Note 8 - Servicing

     Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $243,950,000 and $221,172,000 at December 31, 1999 and 1998.

     The balance of capitalized servicing rights, net of valuation allowances, included in other assets at December 31, 1999 and 1998 was $1,465,000 and $1,341,000. The fair values of these rights were $2,099,000 and $1,525,000. The fair value of servicing rights as of December 31, 1999 was determined using a 9.5% discount rate and prepayment speeds ranging from 7.9% to 21.5%, depending upon the stratification of the specific right. The weighted average prepayment speed in the fair value determination was 9.4%.

     The following summarizes mortgage servicing rights capitalized and amortized, along with the related valuation allowances:


                                                       1999      1998      1997
 Balance, beginning of the year before
   valuation allowance...............................$ 1,382   $   892   $   442
   Amounts capitalized...............................    569       840       563
   Amounts amortized.................................   (471)     (350)     (113)
                                                      ------    ------    ------
 Balance, end of the year before valuation allowance.  1,480     1,382       892
   Valuation allowance...............................    (15)      (41)     ---
                                                      ------    ------    ------
Net mortgage servicing right asset...................$ 1,465   $ 1,341   $   892
                                                      ======    ======    ======

Note 9 - Premises and Equipment

  Premises and equipment at December 31, 1999 and 1998 is summarized as follows:

                                                          1999         1998
       Land...........................................$    4,617   $    4,617
       Buildings......................................    18,651       18,302
       Leasehold improvements.........................       849          830
       Equipment, furniture and fixtures..............    15,968       15,117
                                                      ----------   ----------
                                                          40,085       38,866
       Less: Accumulated depreciation................    (16,410)     (14,144)
                                                      ----------   ----------
                                                      $   23,675   $   24,722
                                                      ==========   ==========

    Note 10 - Leases

    Sterling's net investment in direct financing leases, included in loans receivable, at December 31, 1999 and 1998 consisted of the following:

                                                     1999       1998
              Minimum lease payments receivable...$ 84,935   $ 66,400
              Lease origination costs.............     490        408
              Unearned income..................... (12,302)    (9,072)
                                                   -------    -------
                                                  $ 73,123   $ 57,736
                                                   =======    =======

    The allowance for uncollectible lease payments, included in allowance for loan losses, was $737,000 and $634,000 at December 31, 1999 and 1998.

     A breakdown of investments in operating lease assets by major classes as of December 31, 1999 and 1998 is as follows:

                                                        1999          1998
             Automobiles............................$   24,497   $    21,051
             Heavy trucks, trailers and buses.......    15,984        14,409
             Trucks, light and medium duty..........    31,335        26,630
             Other..................................    16,536        11,214
                                                    ----------   -----------
                                                        88,352        73,304
                   Less: Accumulated depreciation...   (40,713)      (36,133)
                                                    ----------   -----------
                                                    $   47,639   $    37,171
                                                    ==========   ===========

     Minimum future rentals on noncancelable finance and operating leases as of December 31, 1999 are as follows:

                                                Finance  Operating
              Due in 2000......................$ 29,320   $ 19,312
              Due in 2001......................  21,713      7,523
              Due in 2002......................  15,990      2,793
              Due in 2003......................   9,606      1,499
              Due in 2004......................   7,614        596
              Due thereafter...................     692        572
                                                -------    -------
                Total minimum future rentals...$ 84,935   $ 32,295
                                                =======    =======

Note 11 - Time Certificates of Deposit

     At December 31, 1999, scheduled maturities of certificates of deposit are as follows:
                                Years ended December 31,
            2000     2001     2002     2003     2004    Thereafter     Total

  Amount $263,339 $ 84,664 $ 20,340  $ 13,807  $ 9,064   $   ---      $ 391,214
          =======  =======  =======   =======   ======    =========    ========

     At December 31, 1999 and 1998, time certificates of deposit of $100,000 or more aggregated $46,591,000 and $36,594,000. Interest expense on certificates of deposits of $100,000 or more amounted to $2,028,000 in 1999, $2,273,000 in 1998 and $2,106,000 in 1997.

Note 12 - Short-Term Borrowings

     Short-term borrowings and weighted average interest rates consisted of the following at December 31, 1999 and 1998:

                                                      1999                1998
                                                 Amount    Rate       Amount     Rate
   Interest-bearing demand notes
     issued to U.S. Treasury.....................$  5,000   4.78%   $  1,558   4.26%
   Lines of credit...............................  20,000   6.48%       ---     ---
                                                  -------            -------
   Total.........................................$ 25,000           $  1,558
                                                  =======            =======

     The Bank of Lancaster County, N.A. has an arrangement with the Federal Home Loan Bank (FHLB) in which it could borrow an additional
$75,300,000 under a blanket collateral agreement. Advances under this agreement are limited by available and qualifying collateral, including the amount of FHLB stock held by the bank.

Note 13 - Long-Term Debt

     Long-term debt consisted of the following at December 31, 1999 and 1998:

                                                                  1999     1998
   FHLB loan, due in 2000, with an interest rate of 5.39%.......$   950   $   950
   FHLB loan, due in 2001, with an interest rate of 6.41%.......    669       669
   FHLB amortizing loan, including interest at 3.0%, with a
     final maturity in 2011.....................................    357       369
   Notes payable to six financial institutions, generally with an original maturity of 36 months.  Interest rates on
     the notes range from 5.39% to 8.00%, with a weighted
     average interest rate of 6.32% and 6.31% at December 31,
     1999 and 1998.  The notes mature through 2003.............. 32,315    32,115
                                                                -------   -------
                                                                $34,291   $34,103
                                                                =======   =======

    The contractual maturities of long-term debt as of December 31, 1999 are as follows:

                      Due in 2000..............$   17,357
                      Due in 2001..............    12,377
                      Due in 2002..............     4,238
                      Due in 2003..............        13
                      Due in 2004..............        14
                      Thereafter...............       292
                                               ----------
                                               $   34,291
                                               ==========

     Under terms of the notes payable to financial institutions, Sterling is required to meet certain conditions, including specific financial ratios, as measured on a periodic basis. Sterling was in compliance with these covenants during the periods presented. As of December 31, 1999, Sterling has additional funding commitments from these financial institutions totaling $37,700,000.

Note 14- Income Taxes

     The allocation of income taxes between current and deferred is as follows for the years ended December 31, 1999, 1998 and 1997:

                                           1999      1998      1997
                Current..................$ 4,037   $ 3,430   $ 3,376
                Deferred.................    887       763       593
                                          ------    ------    ------
                                         $ 4,924   $ 4,193   $ 3,969
                                          ======    ======    ======

     The effective income tax rates for financial purposes are less than the federal statutory rate of 35% for the years ended December 31, 1999, 1998 and 1997 for reasons shown as follows:

                                           1999       1998       1997
 Federal statutory income tax rate......    35.0%      35.0%      35.0%
 Tax exempt interest income.............   -10.5%     -10.4%      -8.5%
 Disallowed interest expense............     1.2%       1.3%       1.0%
 Low-income housing credits.............    -1.2%      -1.3%      -1.3%
 State tax, net of federal tax benefit..     0.9%       0.7%       0.8%
 Other, net.............................     1.7%       0.1%      -0.8%
                                          ------     ------     ------
 Effective tax rates....................    27.1%      25.4%      26.2%
                                          ======     ======     ======

     The income tax provision includes $290,000, $0 and $73,000 of income taxes relating to realized securities gains for the years ended December 31, 1999, 1998 and 1997.

     The significant components of Sterling's deferred tax assets and liabilities as of December 31, 1999 and 1998 are as follows:
                                                   1999       1998
        Deferred tax assets
          Allowance for loan losses.............$  2,850   $  2,808
          Employee benefit plans................     483        322
          Accrued directors fees................     323        307
          State net operating loss carryforwards     698        508
          Unrealized loss on securities available-
           for-sale.............................     808        ---
          Other.................................     115         47
                                                 -------    -------
                                                   5,277      3,992
                                                 -------    -------
        Deferred tax liabilities
          Leasing............................... (10,523)    (9,054)
          Accumulated depreciation..............    (130)      (235)
          Unrealized gain on securities available-
           for-sale.............................     ---     (2,517)
                                                 -------    -------
                                                 (10,653)   (11,806)
                                                 -------    -------
          Net deferred tax liability............$ (5,376)  $ (7,814)
                                                 =======    =======

     A subsidiary of Sterling has generated net operating losses carryforwards in numerous states, the most significant of which totals $5,634,000 and expires through the year 2009.

Note 15 - Stockholders' Equity and Regulatory Matters

     Sterling maintains a dividend reinvestment and stock purchase plan.
Under the Plan, shareholders may purchase additional shares of Sterling's common stock at the prevailing market prices with reinvested dividends and voluntary cash payments. Sterling has reserved 1,378,125 shares of the corporation's common stock to be issued under the dividend reinvestment and stock purchase plan. As of December 31, 1999, 812,676 shares were available to be issued under the plan.

     Sterling also maintains a directors' stock compensation plan. Under the Director's Plan, each non-employee director is entitled to receive 200 shares of Sterling's common stock each July 1. Sterling has reserved 31,500 shares of the corporation's common stock to be issued under the director's stock compensation plan. As of December 31, 1999, 24,400 shares were available to be issued under the plan.

     Sterling and its banking subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies.
Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Sterling and the banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Sterling and its banking subsidiaries must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and reclassifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

     Quantitative measures established by regulation to ensure capital adequacy require Sterling and its banking subsidiaries to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999 and 1998, that Sterling and the banks met all minimum capital adequacy requirements to which they are subject.

     As of December 31, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized the banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, institutions must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as forth in the following tables. There are no conditions or events since the notification that management believes have changed the bank's category.

     Sterling's and the banks' actual capital amounts and ratios as of
December 31, 1999 and 1998 are as follows:
                                                                      Minimum
                                                                     To Be Well
                                                                    Capitalized
                                                                    Under Prompt
                                                                     Corrective
                                                   Minimum Capital     Action
                                       Actual        Requirement     Provisions
                                    Amount   Ratio  Amount  Ratio  Amount  Ratio
 December 31, 1999
  Total capital to risk weighted
   assets:
   Sterling (consolidated).........$ 97,667  11.1% $ 70,091  8.0% $   n/a   n/a
   Bank of Lancaster County, N.A.... 86,276  10.5%   65,882  8.0%   82,353 10.0%
   First National Bank of Northeast.  8,481  14.5%    4,677  8.0%    5,846 10.0%
  Tier 1 capital to risk weighted
   assets:
   Sterling (consolidated).........$ 89,491  10.2% $ 35,045  4.0% $   n/a   n/a
   Bank of Lancaster County, N.A.... 78,537   9.5%   32,941  4.0%   49,412  6.0%
   First National Bank of Northeast.  8,046  13.8%    2,338  4.0%    3,507  6.0%
  Tier 1 capital to average assets:
   Sterling (consolidated).........$ 89,491   8.5% $ 42,293  4.0% $   n/a   n/a
   Bank of Lancaster County, N.A.... 78,537   8.1%   38,773  4.0%   48,466  5.0%
   First National Bank of Northeast.  8,046   9.2%    3,491  4.0%    4,364  5.0%

December 31, 1998
  Total capital to risk weighted
   assets:
   Sterling (consolidated).........$ 90,311  11.5% $ 63,079  8.0% $   n/a   n/a
   Bank of Lancaster County, N.A.... 80,148  11.2%   57,004  8.0%   71,255 10.0%
   First National Bank of Northeast.  7,368  13.7%    4,292  8.0%    5,365 10.0%
  Tier 1 capital to risk weighted
   assets:
   Sterling (consolidated).........$ 80,619  10.2% $ 31,539  4.0% $   n/a   n/a
   Bank of Lancaster County, N.A.... 70,908  10.0%   28,502  4.0%   42,753  6.0%
   First National Bank of Northeast.  6,916  12.9%    2,146  4.0%    3,219  6.0%
  Tier 1 capital to average assets:
   Sterling (consolidated).........$ 80,619   8.3% $ 39,032  4.0% $   n/a   n/a
   Bank of Lancaster County, N.A.... 70,907   7.9%   35,792  4.0%   44,740  5.0%
   First National Bank of Northeast.  6,916   8.6%    3,230  4.0%    4,038  5.0%

Note 16 - Pension and Employee Stock Bonus Plan

     The Bank of Lancaster County, N.A. and its subsidiary, Town & Country, Inc. maintains a qualified non-contributory pension plan for their employees. The plan specifies fixed benefits to provide a monthly pension benefit at age 65 for life equal to one and one-half percent of each participant's final average salary (highest five consecutive years' base compensation preceding retirement) for each year of credited service. Salary in excess of $160,000 is disregarded in determining a participant's retirement benefit pursuant to IRS regulations. All employees with one year of service who work at least 1,000 hours per year and who are at least age 21 are eligible to participate. A participant becomes 100% vested upon completion of five years with a vesting credit.

    The following represents the components of net periodic benefit cost for the years ended December 31,1999, 1998 and 1997:

                                                      1999       1998       1997
   Service cost......................................$  683     $  639     $  583
   Interest cost.....................................   698        672        608
   Actual return on assets...........................(1,287)      (918)    (2,208)
   Amortization of unrecognized net transition asset.   (69)       (69)       (69)
   Amortization of unrecognized prior service cost...    (8)        (9)        (9)
   Asset gain or (loss) deferred ....................   294        (44)     1,429
                                                     ------     ------     ------
   Net periodic benefit cost.........................$  311     $  271     $  334
                                                     ======     ======     ======

     The following table sets forth the plan's change in benefit obligation, change in plan assets and funded status at December 31, 1999 and 1998:

Change in Benefit Obligation:                               1999     1998
Benefit obligation at beginning of year..................$ 10,864  $ 9,670
Service cost.............................................     683      639
Interest cost ...........................................     698      672
Actuarial (gain) or loss.................................    (855)     205
Benefits paid............................................    (495)    (322)
                                                          -------  -------
Benefit obligation at end of year........................  10,895   10,864
                                                          -------  -------
Change in Plan Assets:
Fair value of plan assets at beginning of year...........  11,150   10,554
Actual return on plan assets.............................   1,287      918
Employer contribution ...................................     726     none
Benefits paid ...........................................    (495)    (322)
                                                          -------  -------
Fair value of plan assets at end of year ................  12,668   11,150
                                                          -------  -------

Funded status ...........................................   1,773      286
Unrecognized net (gain) or loss .........................  (1,594)    (445)
Unrecognized net transition (asset) or obligation .......    ---       (69)
Unrecognized prior service cost .........................     (94)    (102)
                                                          -------  -------
Prepaid (accrued) benefit cost .......................... $    85  $  (330)
                                                          =======  =======
     The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation for 1999 and 1998 are as follows:

  Weighted-Average Assumptions as of December 31:         1999     1998
  Discount rate........................................   7.00%     6.50%
  Expected return on plan assets.......................   9.00%     9.00%
  Rate of compensation increase........................   4.50%     4.00%

     Additionally, Bank of Lancaster County maintains an Employee Stock Plan with 401(k) provisions. All employees of the bank who have attained the age of 18, have completed one year of service and worked at least 1,000 hours per year are eligible to participate in the plan. Employees of Town & Country, Inc., a wholly-owned subsidiary of the bank, participate only in the salary deferral feature of the plan.

     The plan has two components, a salary deferral feature and a performance feature. Under the salary deferral feature of the plan, a participant may make voluntary contributions to the plan each year of between 2% and 10% of compensation. The bank will make a matching contribution equal to 25% of each participant's voluntary contributions, up to the first 6%. Under the performance incentive feature of the plan, the bank contributes to the plan each year an amount determined by the Board of Directors on the basis of the achievement by the bank of certain performance objectives. Contributions made by the bank to the plan pursuant to the performance incentive feature are allocated to participants in the same proportion that each participant's compensation bears to the aggregate compensation of all participants.

     The matching contributions and the performance incentive feature are invested in Sterling's common stock. The number of shares owned by the E mployees Stock Plan at December 31, 1999 was 677,162 with an approximate market value of $20,992,000. All dividends received on Sterling common stock are reinvested in additional shares. The amount of dividends received during 1999 amounted to $483,000.

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

     The contribution to the performance incentive portion of the plan was $298,000, $273,000 and $245,000 for the years ended December 31, 1999, 1998 and
1997. The contribution to the salary deferral portion of the plan was $129,000 in 1999, $120,000 in 1998 and $101,000 in 1997.

     Sterling also provides certain health care insurance benefits for retired employees who have attained the age of 60 and have completed 10 years of full time or limited benefits employment. The cost for these postretirement benefits consisted of the following components for the years ended December 31, 1999, 1998 and 1997:
                                                    1999   1998   1997
   Service cost...................................... $ 61   $ 70   $ 77
   Interest cost.....................................   75     84     86
   Amortization of unrecognized net
      transition obligation..........................   51     51     51
   Amortization of unrecognized prior service cost...  (19)   (19)   (19)
   Amortization of unrecognized net gain.............  (24)   (16)    (4)
                                                      ----   ----   ----
   Net periodic benefit cost......................... $144   $170   $191
                                                      ====   ====   ====

     Sterling's postretirement benefits are currently not funded. The status of the plans at December 31, 1999 and 1998 is as follows:

      Change in Benefit Obligation:               1999     1998
      Benefit obligation at beginning of year...$ 1,180  $ 1,219
      Service cost .............................     61       70
      Interest cost ............................     75       84
      Actuarial (gain) or loss .................   (114)    (158)
      Benefits paid ............................    (38)     (35)
                                                  -----    -----
      Benefit obligation at end of year ........  1,164    1,180
                                                  -----    -----
      Change in Plan Assets:
      Fair value of plan assets at beginning of
        year ...................................   ---      ---
      Actual return on plan assets .............   ---      ---
      Employer contribution ....................     38       35
      Benefits paid ............................    (38)     (35)
                                                  -----    -----
      Fair value of plan assets at end of year..   ---      ---
                                                  -----    -----

      Funded Status ............................ (1,164)  (1,180)
      Unrecognized net gain.....................   (547)    (457)
      Unrecognized net transition obligation....    667      719
      Unrecognized prior service cost...........   (193)    (213)
                                                  -----    -----
      Accrued benefit cost......................$(1,237) $(1,131)
                                                  =====    =====

      Weighted-Average Assumptions as of
      December 31:
       Discount rate............................  7.00%     6.50%


     The health care cost trend rate assumption has a significant effect on the amounts reported. The following table reflects the effect of a 1-percentage-point increase and a 1-percentage-point decrease in the health care cost trend rates:
                                             1-Percentage-     1-Percentage-
                                             Point Increase    Point Decrease

 Effect on total of service and
    interest cost components...................... $   30            $   23
 Effect on postretirement benefit obligation .....    199               159


     The Bank of Lancaster County also maintains a Retirement Restoration Plan for any officer whose compensation exceeded $160,000. The plan was designed to "restore" the level of benefits which is lost to these employees under the organization's qualified retirement plans because of Internal Revenue Code restrictions.

     The plan is designed to mirror the provisions set forth in the qualified retirement plans available to all Bank of Lancaster County employees, which are the defined benefit pension plan and the employee stock or 401(k) plan. The plan allows for the calculation of benefits on the officer's salary in excess of $160,000. The Retirement Restoration
Plan is not currently funded.

     The net periodic pension cost for the Retirement Restoration Plan for the years ended December 31, 1999, 1998 and 1997 included the following:

                                                      1999      1998    1997
      Service cost.................................  $  14     $  13   $  13
      Interest cost................................     16        15      15
      Amortization of unrecognized prior service
        cost ......................................     20        20      20
                                                     -----     -----   -----
      Net periodic benefit cost....................  $  50     $  48   $  48
                                                     =====     =====   =====

     The following table sets forth the change in benefit obligation, change in plan assets and funded status for the Retirement Restoration Plan at December 31, 1999 and 1998.

       Change in Benefit Obligation:                          1999      1998
       Benefit obligation at beginning of year............   $ 244     $ 216
       Service cost ......................................      14        13
       Interest cost .....................................      16        15
       Actuarial (gain) or loss ..........................       2       ---
       Benefits paid .....................................     ---       ---
                                                              ----      ----
       Benefit obligation at end of year .................     276       244
                                                              ----      ----
       Fair value of plan assets at end of year...........     ---       ---
                                                              ----      ----
       Fund Status .......................................    (276)     (244)
       Unrecognized net gain .............................      (6)       (8)
       Unrecognized prior service cost ...................     107       126
                                                              ----      ----
       Accrued benefit cost ..............................   $(175)    $(126)
                                                              ====      ====
       Weighted-Average Assumptions as of
       December 31:
         Discount rate ....................................    7.00%    6.50%
         Expected return on plan assets ...................    9.00%    9.00%
         Rate of compensation increase ....................    4.50%    4.00%

     The First National Bank of Northeast maintains its own Employee Stock Ownership Plan with 401(k) Provisions (KSOP). The plan covers employees who meet the eligibility requirements of having worked 1000 hours in a plan year and have attained the age of 18. Under the Plan, participants are permitted to contribute up to 15% of their compensation. The Bank will match 50% of the participant's contribution up to a maximum 6% of compensation. Additionally, the Bank will make basic contributions for all participants and make additional discretionary contributions determined by the Board of Directors. Employer contributions vest ratably over six years.

     Total expense related to First National's KSOP totaled $78,000, $82,000 and $82,000 for the years ended December 31, 1999, 1998 and 1997. The number of shares of Sterling's common stock owned by First National's KSOP was 69,210, with an approximate market value of $2,146,000. All dividends received in Sterling's common stock are reinvested in additional shares. The amount of dividends received during 1999 totaled $36,000.

Note 17 - Stock Compensation

    Sterling adopted a stock incentive plan whose stated purpose is to advance the development, growth and financial condition of the corporation. The Stock Incentive Plan provides an opportunity for employees to purchase shares of the corporation's common stock at a grant price established by market conditions on the date of the grant. The shares of common stock that may be issued under the Stock Incentive Plan shall not exceed in the aggregate 656,250 shares of common stock.

     The Stock Incentive Plan is administered by a disinterested committee of the corporation's Board of Directors. Incentive awards can be made in the form of incentive stock options, nonqualified stock options, stock appreciation rights or restricted stock as the disinterested committee deems appropriate. The exercise price of each option equals the market price of Sterling's stock on the date of grant and an option's maximum term is ten years.

     Sterling applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options. Accordingly, no compensation has been recognized. Had compensation cost for Sterling's Stock Incentive Plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by FASB Statement No. 123, net income and earnings per share would have been adjusted to the proforma amounts indicated below for the years ended December 31, 1999, 1998 and 1997:

  Net Income:                                      1999      1998      1997
    As reported ................................ $13,239    $12,342   $11,156
    Proforma ...................................  12,845     12,216    11,083

  Basic and diluted earnings per share:
    As reported ................................ $  1.48    $  1.38   $  1.24
    Proforma ...................................    1.44       1.37      1.23

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:
                                                   1999      1998        1997
      Dividend Yield ..........................    2.39%     2.01%       2.53%
      Risk-Free Interest Rate .................    6.45%     4.58%       5.78%
      Expected Life ........................... 10 years  10 years    10 years
      Expected Volatility .....................   26.11%    26.61%      12.11%


     A summary of the status of Sterling's stock incentive plan for the years ended December 31, 1999, 1998 and 1997 is presented below:

                                       1999                1998              1997
                                          Weighted           Weighted           Weighted
                                          Average             Average            Average
                                          Exercise            Exercise           Exercise
                                Shares      Price      Shares  Price     Shares    Price
Outstanding at January 1....    133,843    $27.17      89,394 $20.47     43,122   $18.51
 Granted ......                  82,350     29.00      67,095  33.80     48,241    22.14
 Exercised ....                    (100)    18.51      (5,033) 18.57        ---     ----
 Forfeited ....                    (375)    33.80     (17,613) 20.88     (1,969)   18.51
                             ----------             ---------          --------
Outstanding at December 31 .    215,718     27.86     133,843  27.17     89,394    20.47
                             ==========             =========          ========
Options Exercisable
 at December 31.............     76,665     24.10      32,036  19.91     13,716    18.51

Weighted average fair value
 of options granted during
 period.....................               $11.81             $11.08               $6.44

Information pertaining to options outstanding at December 31, 1999 is as follows:

                                 Options Outstanding               Options Exercisable
                                       Weighted
                                        Average       Weighted               Weighted
                                       Remaining       Average                Average
     Range of          Number         Contractual      Exercise    Number     Exercise
  Exercise Prices    Outstanding    Life (in years)     Price    Exercisable   Price
  $18.51 - $22.14       66,648           7.51          $20.51       54,425     $20.14
      $29.00            82,350           9.96           29.00        ----        ---
      $33.80            66,720           8.96           33.80       22,240      33.80

Outstanding at       ---------                                    --------
 end of year           215,718           8.89          $27.86       76,665     $24.10
                     =========                                    ========

Note 18 - Operating Leases

     The subsidiary banks of Sterling leases certain banking facilities under operating leases which expire on various dates to 2022. Renewal options are available on these leases. Minimum future rental payments as of December 31, 1999 are as follows:
                                                      Operating
                                                        Leases
                  Due in 2000......................... $    538
                  Due in 2001.........................      538
                  Due in 2002.........................      483
                  Due in 2003.........................      394
                  Due in 2004.........................      318
                  Later years.........................    1,481
                                                        -------
                  Total minimum future rental payments $  3,752
                                                        =======

     Total rent expense charged to operations amounted to $573,000 in 1999, $600,000 in 1998 and $587,000 in 1997.

Note 19 - Dividend and Loan Restrictions

     The dividends that may be paid by subsidiary banks to Sterling Financial Corporation are subject to certain legal and regulatory limitations. Under such limitations, the total amount available for payments of dividends by subsidiary banks is approximately $12,150,000 plus an additional amount equal to the subsidiary banks' net profits for 2000, up to the date of any such dividend declaration.

Note 20 - Commitments and Contingent Liabilities

    Sterling is a party to credit related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.

     A summary of the more significant commitments as of December 31, 1999 and 1998 are as follows:

       Financial instruments whose contract amounts
         represent credit risk:
                                                           1999         1998
           Standby letters of credit ....................$ 21,784    $   8,042
           Commitments to extend credit.................. 177,068      137,330

     Standby letters of credit are obligations to make payments under certain conditions to meet contingencies related to customers' contractual agreements and are subject to the same risk, credit review and approval process as loans.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management's credit evaluation of the customer and generally consists of real estate. Excluded from these amounts are commitments to extend credit in the form of check credit or related plans.

     Sterling's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. Sterling uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Bank holds collateral, when deemed necessary, supporting those commitments.

    Various legal claims also arise from time to time in the normal course of business, which in the opinion of management, will have no material effect on Sterling's consolidated financial statements.

Note 21 - Related Party Transactions

     Certain directors and officers of Sterling Financial Corporation and its subsidiaries, their immediate families and companies in which they are principal owners (more than 10%), were indebted to the subsidiary banks during 1999 and 1998. All loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, in the opinion of the management of the bank, do not involve more than a normal risk of collectibility or present other unfavorable features. Total loans to these persons at December 31, 1999 and 1998 amounted to $7,479,000 and $9,798,000.
During 1999, $912,000 of new loans were made and repayments totaled $3,231,000.

Note 22 - Fair Value of Financial Instruments

     The fair vale of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for Sterling's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.
FASB Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.
Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of Sterling.

     The following methods and assumptions were used by Sterling in estimating fair value disclosures for financial instruments.

     Cash and Cash Equivalents: The carrying amounts of cash, due from banks and federal funds sold approximate fair value.

     Interest-bearing deposits in banks: The carrying amounts of interest-bearing deposits maturing with ninety days approximate their fair values. Fair values of other interest-bearing deposits are estimated using discounted cash flows analyses based on current rates for similar type instruments.

     Securities: Fair values for securities are based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

     Mortgage loans held for sale: Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices.

     Loans receivable: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain homogeneous loans, such as residential mortgages and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for other loans (e.g. commercial real estate, commercial and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Lease contracts are specifically exempt from fair value reporting and are not included in this table.

     Deposit Liabilities: The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e. their carrying amount). Fair values for fixed-rate certificates of deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

     Short-term Borrowings: The carrying amounts of short-term borrowings maturing within ninety days and floating rate short-term borrowings approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on Sterling's current incremental borrowing rates for similar types of borrowing arrangements.

     Long-term debt: The fair values of Sterling's long-term debt are estimated using discounted cash flows analyses based on its current incremental borrowings rates for similar types of borrowing arrangements.

     Accrued interest: The carrying amounts of accrued interest approximate fair value.

     Off-balance sheet instruments: Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

     The estimated fair values and related carrying or notional amounts of Sterling's financial instruments at December 31, 1999 and 1998 are as follows:

                                                  1999                   1998
                                          ---------------------  -------------------
                                           Carrying     Fair      Carrying    Fair
                                            Amount      Value      Amount    Value
                                          ---------   ---------  ---------  --------
    Financial Assets:
     Cash and cash equivalents............$  52,924   $  52,924   $ 70,546  $ 70,546
     Interest-bearing deposits in banks....   1,009       1,005      3,557     3,557
     Securities held to maturity...........  52,392      52,099     64,755    66,636
     Securities available for sale......... 207,183     207,183    185,953   185,953
     Loans and mortgage loans held for sale 582,057     572,622    533,604   538,768
     Accrued interest receivable...........   6,847       6,847      6,524     6,524

    Financial Liabilities:
     Deposits..............................$892,432   $ 891,810   $855,056  $855,056
     Short-term borrowings.................  25,000      25,000      1,558     1,558
     Long-term borrowings..................  34,291      33,969     34,103    34,243
     Accrued interest payable..............   4,700       4,700      4,358     4,358

    Off-balance sheet credit related
     financial instruments:
     Commitments to extend credit..........$   (181)   $   (181)  $   (69)  $    (69)
     Standby letters of credit.............    (137)       (137)      (72)       (72)

Note 23 - Condensed Financial Statements of Parent Company

     Financial information pertaining only to Sterling Financial Corporation at December 31, 1999 and 1998 is as follows:

                                                                 As of December 31,
                                                                  1999        1998
Balance Sheets
  Assets
    Cash.......................................................$  1,511    $  1,901
    Securities available-for-sale..............................     681         237
    Investment in:
      Bank subsidiaries........................................  87,121      85,350
      Nonbank subsidiaries.....................................   1,563       1,561
    Other assets...............................................     121          70
                                                               --------     -------
  Total assets.................................................$ 90,997    $ 89,119
                                                               ========    ========

  Liabilities..................................................$    979    $    928

  Stockholders' equity.........................................  90,018      88,191
                                                               --------    --------
  Total liabilities and stockholders' equity...................$ 90,997    $ 89,119
                                                               ========    ========

Statements of Income

                                                   Years Ended December 31,
                                                1999       1998         1997
Income:
   Dividends from banking subsidiaries.......$   5,769    $ 8,289     $ 8,106
   Dividends on securities available for sale.      10          6           4
   Gain on securities available for sale......      25        ---           4
   Other......................................       3          4           1
                                              --------    -------     -------
     Total income.............................   5,807      8,299       8,115
                                              --------    -------     -------

Operating expenses............................     508        215         210

Income before income taxes and equity
   in undistributed net income                --------    -------     -------
    of subsidiaries...........................   5,299      8,084       7,905
Income tax benefit............................    (111)       (70)        (68)
                                              --------    -------     -------
                                                 5,410      8,154       7,973
Equity in undistributed income of:
   Banking subsidiaries.......................   7,827      4,187       3,183
   Other subsidiaries.........................       2          1         ---
                                              --------    -------     -------
Net income....................................$ 13,239    $12,342     $11,156
                                              ========    =======     =======


  Statements of Cash Flows
                                                        Years Ended December 31,
                                                       1999       1998       1997
  Cash flows from operating activities
  Net income........................................$ 13,239   $ 12,342   $ 11,156
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Equity in undistributed net income
      of subsidiaries...............................  (7,829)    (4,188)    (3,183)
     Gain on sale of securities available for sale..     (25)       ---         (4)
     (Increase) decrease in other assets............     (46)        (2)       (17)
     Increase (decrease) in other liabilities.......      75       (117)      (165)
                                                    --------   --------   --------

       Net cash provided by operating activities....   5,414      8,035      7,787
                                                    --------   --------   --------
  Cash flows from investing activities
    Purchase of securities available for sale.......    (544)       ---         (9)
    Proceeds from sale of securities
     available-for sale.............................      37        ---          9
    Investment in non-banking subsidiary ...........     ---     (1,500)       ---
                                                    --------   --------   --------
       Net cash used by investing activities........    (507)    (1,500)       ---
                                                    --------   --------   --------
  Cash flows from financing activities
    Proceeds from issuance of common stock..........     ---         61        ---
    Cash dividends on common stock..................  (6,361)    (5,697)    (5,305)
    Cash dividends paid in lieu of fractional shares     (32)       (40)       ---
    Acquisition of treasury stock...................     ---     (2,492)    (3,302)
    Proceeds from issuance of treasury stock........   1,096      1,774      1,471
                                                    --------   --------   --------
       Net cash used in financing activities........  (5,297)    (6,394)    (7,136)
                                                    --------   --------   --------
  Increase (decrease) in cash.......................    (390)       141        651

  Cash
    Beginning of year...............................   1,901      1,760      1,109
                                                    --------   --------   --------
    End of year....................................$   1,511   $  1,901   $  1,760
                                                    ========   ========   ========

Note 24 - Segment Reporting

    Effective January 1, 1998, Sterling adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Statement 131 established standards for the way that public business enterprise report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim
financial reports.   This standard introduces the "management approach" model,
which focuses on the manner in which the chief decision makers organize segments within a corporation for making operating decisions and assessing performance. Statement 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of Statement 131 did not affect results of operations or financial position, but did affect the disclosure of segment information.

     During 1999, Sterling re-evaluated its basis for segmentation to properly include the acquisition of Northeast Bancorp, Inc. and to more accurately reflect financial results that are used by the decision makers in assessing operating performance. Sterling's chief decision makers continue to primarily assess performance and make operating decisions based on two operating segments. These segments include 1) providing community banking and related financial services to consumers, business and governmental units in the Lancaster County, PA, Cecil County, MD and surrounding counties; and 2) providing vehicle and equipment financing alternatives to business primarily located in Pennsylvania, although assets are located throughout the entire United States.

     Condensed financial information of Sterling's two segments and a reconciliation of such information to the consolidated financial statements as of and for the years ended December 31 is as follows:

                     Community
                    Banking and
                      Related                  Intersegment     Consolidated
                      Services     Leasing      Eliminations       Totals
Year ended
 December 31, 1999
Interest income......$  65,663    $  6,066      $  (4,015)      $   67,714
Interest expense.....   27,440       6,372         (4,015)          29,797
Provision for loan
 losses..............      330          90            ---              420
Noninterest income...   10,564      18,933            ---           29,497
Noninterest expenses.   31,610      17,221            ---           48,831
Income before taxes..   16,847       1,316            ---           18,163
Income tax expense...    4,333         591            ---            4,924
Net income...........   12,514         725            ---           13,239

Assets...............  990,979     123,190        (54,795)       1,059,374

Year ended
 December 31, 1998
Interest income......$  64,321    $  5,237      $  (3,795)      $   65,763
Interest expense.....   28,479       5,531         (3,795)          30,215
Provision for loan
 losses..............      896          60            ---              956
Noninterest income...   11,060      16,385           (252)          27,193
Noninterest expenses.   30,353      15,149           (252)          45,250
Income before taxes..   15,653         882            ---           16,535
Income tax expense...    3,797         396            ---            4,193
Net income...........   11,856         486            ---           12,342

Assets...............  951,482     102,382        (55,982)         997,882

Year ended
 December 31, 1997
Interest income......$  59,768    $  5,023      $  (3,007)      $   61,784
Interest expense.....   25,226       5,119         (3,007)          27,338
Provision for loan
 losses..............    1,093          36            ---            1,129
Noninterest income...    8,922      14,258           (252)          22,928
Noninterest expenses.   28,415      12,957           (252)          41,120
Income before taxes..   13,956       1,169            ---           15,125
Income tax expense...    3,442         527            ---            3,969
Net income...........   10,514         642            ---           11,156

Assets...............  872,964      85,027        (42,818)         915,173


Note 25 - Quarterly Results (Unaudited)

     The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 1999 and 1998. Per share information properly reflects all stock dividends that have been paid in 1999 and 1998.


                                               Three Months Ended
                                 December    September      June        March
                                    31          30           30           31
1999
Interest and dividend income....$  17,540   $  17,233    $ 16,646    $  16,295
Interest expense................    7,967       7,533       7,139        7,158
Provision for loan losses.......       38         142          88          152
Securities gains................      255          50         325          200
Noninterest income..............    7,534       7,102       7,044        6,987
Noninterest expense.............   12,931      12,112      12,018       11,770
Income before income taxes......    4,393       4,598       4,770        4,402
Income tax expense..............    1,226       1,374       1,206        1,118
Net income......................    3,167       3,224       3,564        3,284

Per share information:
 Basic and diluted earnings
   per share....................$     .35    $    .36    $    .40     $    .37
 Dividends declared.............      .185        .184        .176         .176

1998
Interest and dividend income....$  16,451   $  16,667    $ 16,534    $  16,111
Interest expense................    7,471       7,793       7,587        7,364
Provision for loan losses.......       15         205         361          375
Securities gains................      ---         ---         ---          ---
Noninterest income..............    6,497       6,751       7,582        6,363
Noninterest expense.............   11,709      11,413      11,458       10,670
Income before income taxes......    3,753       4,007       4,710        4,065
Income tax expense..............      884       1,000       1,263        1,046
Net income......................    2,869       3,007       3,447        3,019

Per share information:
 Basic and diluted earnings
   per share....................$     .32    $    .33    $    .39     $    .34
 Dividends declared.............      .168        .168        .168         .160


     The quarterly information presented above differs from amounts previously reported due to the restatement of prior financial information as more fully discussed in Note 2.

Note 26 - Subsequent Event

     On January 25, 2000, Sterling signed a definitive agreement to merge with Hanover Bancorp, Inc., a commercial bank holding company with total assets of $504 million, headquartered in Hanover, Pennsylvania. Under the terms of the agreement, each Hanover shareholder will receive .93 shares of Sterling's common stock for each Hanover share outstanding (subject to possible adjustment under certain circumstances). This transaction will be accounted for under the pooling-of-interests method of accounting and is subject to regulatory and stockholder approvals. The merger is expected to be consummated in the second quarter of 2000.

   The following table provides a summary of consolidated operating results and financial condition on a proforma basis as of and for the year ended December 31, 1999:
                                     Sterling                      Sterling
                                   (As reported)    Hanover        (Proforma)
     Net interest income...........$   37,917     $   16,092      $   54,009
     Net income....................    13,239          4,746          17,985
     Total assets.................. 1,059,374        503,924       1,563,298
     Total stockholders' equity....    90,018         32,748         122,766


Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    Incorporated by reference is the information appearing in the Corporation's Current Report on Form 8-K dated November 8, 1999.

                             PART III

Item 10 - Directors and Executive Officers of the Registrant

     Incorporated by reference is the information appearing under the headings "Information about Nominees and Continuing Directors" and "Executive
Officers" in the 2000 Annual Meeting Proxy Statement.

Item 11 - Executive Compensation

     Incorporated by reference is the information under the headings "Sterling Financial Corporation Directors' Compensation" and "Executive Compensation" in the 2000 Annual Meeting Proxy Statement.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

    Incorporated by reference is the information appearing under the headings "Principal Holders" and "Beneficial Ownership of Executive Officers, Directors and Nominees" in the 2000 Annual Meeting Proxy Statement.

Item 13 - Certain Relationships and Related Transactions

     Incorporated by reference is the information appearing under the heading "Transactions with Directors and Executive Officers" in the 2000 Annual Meeting Proxy Statement and under "Notes to Consolidated Financial Statements - Note
21 - Related Party Transactions" located elsewhere in this Form 10-K.


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

          2.1 Agreement and Plan of Merger dated January 25, 2000 between Sterling Financial Corporation and Hanover Bancorp, Inc. (Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2000).

          2.2 Investment Agreement dated January 25, 2000 between Sterling Financial Corporation and Hanover Bancorp, Inc. (Incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2000).

          2.3 Option Agreement dated January 25, 2000 between Sterling Financial Corporation and Hanover Bancorp, Inc.(Incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2000).

          2.4 Agreement and Plan or Reorganization, dated February 10, 1999 by and among Sterling Financial Corporation, Sterling Financial Interim Acquisition Corporation, Northeast Bancorp, Inc. and
                The First National Bank of North East. (Incorporated by reference to Annex A to the Registrant's Registration Statement No. 333-76821 on Form S-4 filed with the Securities and Exchange Commission on April 22, 1999 and as amended on May 12, 1999.)

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

           10a Employment Agreement, dated as of July 27, 1999, between Sterling Financial Corporation, Bank of Lancaster County, N.A. and John E. Stefan. (Incorporated by reference to Exhibit
                10.5 of the Form 10-Q, filed with the Securities and Exchange Commission, on November 15, 1999.)

           10b Change of Control Agreements, dated July 7, 1999, July 27, 1999, July 30, 1999 and August 4, 1999 between Sterling Financial Corporation, Bank of Lancaster County, N.A. and the following executive officers: John E. Stefan, Thomas P. Dautrich, J. Roger Moyer, Jr. and Jere L. Obetz. (Incorporated by reference to Exhibits 10.1, 10.2, 10.3 and 10.4 of the Form 10-Q, filed with the Securities and Exchange Commission on November 15, 1999.)

           10c Sterling Financial Corporation 1996 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.3 to the Corporation's Registration Statement No. 333-28065 on Form S-8, filed with the Securities and Exchange Commission, on May 30, 1997.)

           10d  Sterling Financial Corporation Dividend Reinvestment and
                Stock Purchase Plan. (Incorporated by reference to the corporation's Registration Statement No. 33-55131 on Form S-3, filed with the Securities and Exchange Commission on August 18, 1994, and amended by the registrant's Rule 424 (b) prospectus filed with the Commission on December 23, 1998.)

           10e Letter Agreement between Sterling Financial Corporation and Howard E. Groff, Sr., dated June 30, 1994. (Incorporated by reference to Exhibit 99 on Form 8-K, filed with the Securities and Exchange Commission, on March 28, 2000.)

           10f Sterling Financial Corporation 1997 Directors Stock Compensation Plan and Policy. (Incorporated by reference to Exhibit 4.3 to the Corporation's Registration Statement
                No. 333-28101 on Form S-8, filed with the Securities and Exchange Commission on May 30, 1997.)

           11 Statement re: Computations of Earnings Per Share (included herein at Item 8 at Notes to Consolidated Financial Statements, Note 1.)

           21   Subsidiaries of the Registrant

           23   Consent of Auditors

           27   Financial Data Schedule

   (b) Reports on Form 8-K

           A report on Form 8-K dated November 4, 1999, was filed November 8, 1999 pursuant to Item 4, Changes in Registrant's Certifying Accountant and
Item 7 on Form 8-K filing, as Exhibit 16, a copy of Trout, Ebersole &
Groff, LLP's letter directed to the Securities and Exchange
Commission regarding their dismissal as the registrant's principal accountants.


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



             Signature                         Title              Date
                           Chairman of the Board,
                           President and Chief                March 28, 2000
  (John E. Stefan)         Executive Officer; Director

                           Senior Executive Vice President,   March 28, 2000
  (J. Roger Moyer, Jr.)    Assistant Secretary, Director

                           Executive Vice President/Treasurer, March 28, 2000
  (Jere L. Obetz)          Chief Financial Officer

                           Vice President/Secretary,           March 28, 2000
  (Ronald L. Bowman)       Principal Accounting Officer

                                  Director                     March 28, 2000
  (Richard H. Albright, Jr.)

                                  Director                     March 28, 2000
  (S. Amy Argudo)

                                  Director                     March 28, 2000
  (Robert H. Caldwell)

                                  Director                     March 28, 2000
  (Howard E. Groff, Jr.)

                                  Director                     March 28, 2000
  (Joan R. Henderson)

                          Director, Vice Chairman of the       March 28, 2000
  (J. Robert Hess)                Board

                                  Director                     March 28, 2000
  (Calvin G. High)

                                  Director                     March 28, 2000
  (David E. Hosler)

                                  Director                     March 28, 2000
  (E. Glenn Nauman)

                                  Director                     March 28, 2000
  (W. Garth Sprecher)

                                  Director                     March 28, 2000
  (Glenn R. Walz)




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

     2.1   Agreement and Plan of Merger dated
           January 25, 2000 between Sterling Financial
           Corporation and Hanover Bancorp, Inc.
           (Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2000).

     2.2 Investment Agreement dated January 25, 2000 between Sterling Financial
           Corporation and Hanover Bancorp, Inc.
           (Incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2000).

     2.3   Option Agreement dated January 25, 2000 between
           Sterling Financial Corporation and Hanover
           Bancorp, Inc.(Incorporated by reference to
           Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange
           Commission on February 8, 2000).

     2.4 Agreement and Plan or Reorganization, dated February 10, 1999 by and among Sterling Financial Corporation, Sterling Financial Interim Acquisition Corporation, Northeast
           Bancorp, Inc. and The First National Bank of North East. (Incorporated by reference to Annex A to the Registrant's Registration Statement No. 333-76821 on Form S-4 filed with the Securities and Exchange
           Commission on April 22, 1999 and as amended on May 12, 1999.)

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

      10a Employment Agreement, dated as of July 27, 1999, between Sterling Financial Corporation, Bank of Lancaster County, N.A. and John E. Stefan.
           (Incorporated by reference to Exhibit 10.5 of the Form 10-Q, filed with the Securities and Exchange Commission, on November 15, 1999.)

      10b Change of Control Agreements, dated July 7, 1999, July 27, 1999, July 30, 1999 and August 4, 1999
           between Sterling Financial Corporation, Bank of Lancaster County, N.A. and the following executive officers: John E. Stefan, Thomas P. Dautrich, J. Roger Moyer, Jr. and Jere L. Obetz. (Incorporated by reference to Exhibits 10.1, 10.2, 10.3 and 10.4 of the Form 10-Q,
           filed with the Securities and Exchange
           Commission on November 15, 1999.)

      10c  Sterling Financial Corporation 1996 Stock
           Incentive Plan. (Incorporated by reference to Exhibit 4.3 of the Corporation's
           Registration Statement No. 333-28065 on form S-8, filed with the Securities and Exchange
           Commission, on May 30, 1997.)

      10d  Sterling Financial Corporation Dividend
           Reinvestment and Stock Purchase Plan.
           (Incorporated by reference to the corporation's
           Registration Statement No. 33-55131 on Form S-3, filed with the Securities and Exchange
           Commission on August 18, 1994, and amended by the registrant's Rule 424 (b) prospectus filed with the Commission on December 23, 1998.)

      10e  Letter Agreement between Sterling Financial
           Corporation and Howard E. Groff, Sr., dated
           June 30, 1994. (Incorporated by reference to Exhibit 99 on Form 8-K, filed with the Securities and Exchange
           Commission, on March 28, 2000.)

      10f  Sterling Financial Corporation 1997 Directors
           Stock Compensation Plan and Policy.
           (Incorporated by reference to Exhibit 4.3 to the Corporation's Registration
           Statement No. 333-28101 on Form S-8, filed with the Securities and Exchange Commission on May 30, 1997.)

      11   Statement re: Computations of Earnings Per Share
           (included herein at Item 8 at Notes to
           Consolidated Financial Statements, Note 1.)

      21   Subsidiaries of the Registrant                               94

      23   Consent of Auditors                                          95

      27   Financial Data Schedule                                      97

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



 T & C Leasing, Inc.                                Pennsylvania
 1097 Commercial Avenue
 East Petersburg, PA 17520



 Northeast Bancorp, Inc.                            Delaware
 14 South Main Street
 North East, MD 21901



 The First National Bank of North East              Maryland
 (Wholly owned subsidiary of
  Northeast Bancorp, Inc.)
 14 South Main Street
 North East, MD 21901




                            Exhibit 23
       Consent of Independent Certified Public Accountants

     We hereby consent to the incorporation by reference in Sterling Financial Corporation's Registration Statements on Form S-3 (No. 33-55131) and Form S-8 (No. 333-28101 and 333-28065) of our report dated January 20, 2000, except for
Note 26 as to which the date is January 25, 2000, on the consolidated financial statements of Sterling Financial Corporation for the year ended December 31, 1999 as set forth in this form 10-K.

                                              /s/ Trout, Ebersole & Groff, LLP


Lancaster, Pennsylvania
March 23, 2000

                           Exhibit 23.1
       Consent of Independent Certified Public Accountants

     We hereby consent to the incorporation by reference in Sterling Financial Corporation's Registration Statements on Form S-3 (No. 33-55131) and Form S-8 (No. 333-28101 and No. 333-28065) of our report dated January 15, 1999, with respect to the consolidated statement of condition of Northeast Bancorp, Inc. and subsidiary as of December 31, 1998, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1998.

                                        /s/ Whisman, Grygiel & Giordano, P.A.

Wilmington, Delaware
March 23, 2000