Form 10-Q/A
period 1999-09-30
STERLING FINANCIAL CORP /PA/
filed 2000-04-04
CIK 811671

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


                                         Sterling Financial Corporation


Date: November 15, 1999               By:
                                         John E. Stefan
                                         Chairman of the Board, President
                                         and Chief Executive Officer

Date: November 15, 1999               By:
                                         Jere L. Obetz
                                         Executive Vice President/Treasurer
                                         Chief Financial Officer

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

     NOW, THEREFORE, the parties hereto, intending to be legally bound hereby, agree as follows:

1. Term of Agreement.

   a. The term of this Agreement shall commence on the date hereof and terminate on December 31, 2002 unless the Executive's employment is sooner terminated as provided herein (as may be extended pursuant to this Agreement, the "Term"). On each December 31st hereafter, the Term shall automatically be extended for an additional calendar year unless either party gives written notice to the other, by no later than the preceding November 30th, that he or she does not concur in such extension. For the purposes of the preceding sentence, the Employers shall be considered one party.

   b. Termination for Cause. Notwithstanding the provisions of Section 1(a), this Agreement will terminate automatically upon termination of the Executive's employment by his/her Employer for Cause. As used in this Agreement, the term "Cause" means:

     (i)  prior to a Change in Control, termination for any reason;
and concurrent with or following a Change in Control, termination following (A) the Executive's conviction or plea of guilty or nolo contendere to a felony, a crime of falsehood, or a crime involving fraud or moral turpitude, or the actual incarceration of the Executive for a period of 45 consecutive days, (B) the Executive's failure to follow the lawful instructions of the Employers after receipt of written notice of such instructions from an appropriate corporate official, other than a failure resulting from the Executive's incapacity because of physical or mental illness, or (C) a government regulatory agency recommends or orders in writing that the employment of the Executive be so terminated.

If the Executive's employment is terminated for Cause, his/her rights under this Agreement will cease as of the effective date of such termination.

  (c) Voluntary Termination, Retirement, or Death. Notwithstanding the provisions of Section 1(a), this Agreement will terminate automatically upon the voluntary termination of the Executive's employment (other than in accordance with Section 2), his/her retirement or his/her death.
In any such event, the Executive's rights under this Agreement will cease as of the effective date of such termination; provided, however, that if the Executive dies after a Notice of Termination (as defined in Section 2(b)) is delivered by him/her in accordance with such section, the payments described in Section 3 will nonetheless be made to the person or persons determined pursuant to Section 9(b).

  (d) Disability. Notwithstanding the provisions of Section 1(a), this Agreement will terminate automatically upon the termination of the Executive's employment by reason of his/her Disability. In such event, the Executive's rights under this Agreement will cease as of the effective date of such termination; provided, however, that if the Executive becomes disabled after a Notice of Termination is delivered by him/her in accordance with Section 2(b), he/she will nonetheless be entitled to receive the payments described in Section 3. As used in this Agreement, the term "Disability" means incapacitation, by accident, sickness or other wise, such that the Executive is rendered unable to perform the services required of his/her by him/her then position with the Employers for a period of six consecutive months.

2. Termination Following a Change in Control

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

 (c) Change in Control Defined. As used in this Agreement, the term "Change in Control" means any of the following:

     (i) any "person" (as such term is used in Sections
         13(d) and 14(d) (2) of the Securities and Exchange Act of 1934 (the "Exchange Act")), other than the Employers, a subsidiary of the Employers, an employee benefit plan of the Employers or a subsidiary of the Employers (including a related trust), becomes the beneficial owner (as determined pursuant to Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Employers representing more than 20% of the combined voting power of the Employers' then outstanding securities;

    (ii) the occurrence of, or execution of an agreement providing for, a sale of all or substantially all of the assets of the Employers to an entity which is not a direct or indirect subsidiary of the Employers;

   (iii) the occurrence of, or execution of an agreement providing for, a reorganization, merger, consolidation or similar transaction involving the Employers, unless (A) the shareholders of the Corporation immediately prior to the consummation of any such transaction will initially own securities representing a majority of the voting power of the surviving or resulting corporation, and (B) the directors of the Employers immediately prior to the consummation of such transaction will initially represent a majority of the directors of the surviving or resulting corporation; or

    (iv) any other event which is at any time irrevocably designated as a "Change in Control" for purposes of this Agreement by resolution adopted by a majority of the then non-employee directors of the Employers.

 (d) Good Reason Defined. As used in this Agreement, the term "Good Reason" means any of the following events:

     (i) the involuntary termination of the Executive, other than an involuntary termination permitted in Sections 1(b) and (d);

    (ii)  a reduction in the Executive's title,
          responsibility (including reporting responsibility) or authority as in effect immediately prior to the Change in Control; provided, however, that the assignment of the Executive to a position with a reasonably similar title, responsibility and authority will not constitute an event of Good Reason if the Executive's actual or targeted compensation in such new position is not less than the Executive's actual and targeted compensation immediately prior to the Change in Control;

    (iii) the assignment to the Executive of duties inconsistent with his/her position immediately prior to the Change in Control, except for an assignment of duties consistent with a position permitted in Clause (ii);

     (iv) a reduction in the Executive's annual base salary in effect immediately prior to the Change in Control;

      (v) reassignment of the Executive to a principal office which is more than 30 miles from the Executive's principal office in
          Lancaster, Pennsylvania;

     (vi) the failure to provide the Executive with welfare, pension, incentive compensation, fringe and other benefits to which he/she was entitled immediately prior to the Change in Control, unless such failure occurs by reason of a reduction or change in such benefits for employees generally or similarly situated executive employees of the corporation which is the acquiring, resulting or successor corporation in the Change in Control (or an affiliate thereof); or

    (vii) any material breach of this Agreement by the Employers which is not cured within 30 days after receipt of written notice of such breach from the Executive.

3. Rights in the Event of Certain Terminations Following Change in Control. In the event the Executive validly and timely delivers a Notice of Termination to the Bank, he/she will be entitled to receive the following payments and benefits:

    a. Basic Payments. The Executive will be paid an amount equal to two and ninety-nine hundredths (2.99) times the Base Amount. "Base Amount" shall mean an amount equal to the average annual compensation payable by the Employers to the Executive and includable by the Executive in gross income for the most recent five (5) taxable years, or such shorter period as the Executive shall have been employed by the Employers, ending before the date on which the Change of Control occurred. The Executive at his election, will be paid the Basic Payments in either (i) 24 equal monthly installments, or (ii) a lump sum equal to the present value of the amounts payable under this subsection;
commencing within 30 days after his termination of employment.
For purposes of the preceding sentence, present value will be determined by using the short-term applicable federal rate under Section 1274 of the Internal Revenue Code of 1986, as amended (the "Code"), in effect on the date of termination of employment. For purposes of this subsection, to the extent necessary, base salary and bonuses with any predecessor of the Employers or an affiliate thereof shall be taken into account.

     b. Supplemental Payment in Lieu of Certain Benefits. In lieu of continued pension, welfare and other benefits, a one-time lump sum cash payment equaling 25% of the Base Amount calculated above will be paid to the Executive within 30 days following the date of termination.

     c. Stock Options. Upon a Change in Control, all stock options theretofore granted to the Executive by the Corporation and not previously exercisable shall become fully exercisable to the same extent and in the same manner as if they had become exercisable by passage of time or by virtue of the Employers achieving certain performance objectives in accordance with the relevant provisions of any plan and any agreement.

     d. Section 280G. Notwithstanding any other provisions of this Agreement or any other agreement entered into by the Executive and the Employers ("Other Agreement"), and notwithstanding any formal or informal plan or other arrangement heretofore or hereafter adopted by the Company for the direct or indirect provision of compensation to the Executive (including groups of participants or beneficiaries of which the Executive is a member), whether or not such compensation is deferred, is in cash, or is in the form of a benefit to or for the Executive (a "Benefit Plan"), the Executive shall not have any right to receive any payment or other benefit under this Agreement, any Other Agreement, or any Benefit Plan if such payment or benefit, taking into account all other payments or benefits to or for the Executive under this Agreement, all Other Agreements, and all Benefit
Plans, would cause any payment to the Executive under this Agreement to be considered a "parachute payment" within the meaning of Section 280G of the Code as then in effect (a "Parachute Payment"). In the event that the receipt of any such payment or benefit under this Agreement, any Other Agreement, or any Benefit Plan would cause the Executive to be considered to have received a Parachute Payment under this Agreement, then the Executive shall have the right, in the Executive's sole discretion, to designate those payments or benefits under this Agreement, any Other Agreements and/or any Benefit Plans, which should be reduced or eliminated so as to avoid having the payment to the Executive under this Agreement to be deemed to be a Parachute Payment.

4. Attorney's Fees and Costs. If any action at law or in equity is necessary to enforce or interpret the terms of this Agreement, the prevailing party shall be entitled to reasonable attorney's fees, costs, and necessary disbursements in addition to any other relief that may be proper; provided, however, that the Executive shall not be responsible for the Employers' attorney's fees and costs if the Executive's action is brought in good faith.

5. Notices. Any notice required or permitted to be given under this Agreement will, to be effective hereunder, be given to the Employers, in the case of notices given by the Executive, and will, to be effective hereunder, be given by the Employers, in the case of notices given to the Executive.
Any such notice will be deemed properly given if in writing and if mailed by registered or certified mail, postage prepaid with return receipt requested, to the residence of the Executive, in the case of notices to the Executive, and to the principal office of the Employers, in the case of notices to the Employers.

6. Waiver. No provision of this Agreement may be modified, waived, or discharged unless such waiver, modification, or discharge is agreed to in writing and signed by the Executive and an executive officer of the Employers specifically designated by the Boards of Directors of the Employers. No waiver by any party hereto at any time of any breach by another party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party will be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time.

7. Assignment. This Agreement is not assignable by any party hereto; the Employers provided, however, that the Employers may assign their rights hereunder, including, without limitation, the restrictive covenants in Sections 9 and 10, to any successor in interest to the respective businesses of the Employers.

8. Entire Agreement. This Agreement contains the entire agreement of the parties relating to the subject matter of this Agreement and, in accordance with the provisions of Section 18, supersedes any prior agreement of the parties.

9. Successors; Binding Agreement.
    a. The Employers will require any successor
(whether direct or indirect, by purchase, merger, consolidation, or otherwise) to all or substantially all of the business and/or assets of the Employers to expressly assume and agree to perform this Agreement (or cause it to be performed) in the same manner and to the same extent that the Employers, or any affiliated company of either would be required to perform it if no such succession had taken place. Failure by the Employers to obtain such assumption and agreement prior to the effectiveness of any such succession will constitute a material breach of this Agreement. As used in this Agreement, the "Employers" means the Employers as herein before defined and any successor to the business and/or assets of the Employers as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

     b. This Agreement will inure to the benefit of and be enforceable by the Executive's personal or legal representatives, executors, administrators, heirs, distributees, devisees, and legatees. If the Executive should die while any amount is payable to the Executive under this Agreement if the Executive had continued to live, all such amounts, unless otherwise provided herein, will be paid in accordance with the terms of this Agreement to the Executive's devisee, legatee, or other designee, or, if there is no such designee, to the Executive's estate.

10. Continuation of Certain Provisions. Any termination of the Executive's employment under this Agreement or of this Agreement shall be subject to the provisions of Section 3 or 4, which will, if relevant, survive any such termination and remain in full force and effect in accordance with their respective terms.

ll. Other Rights. Except as provided in Section 18, nothing herein will be construed as limiting, restricting or eliminating any rights the Executive may have under any plan, contract or arrangement to which he/she is a party or in which he/she is a vested participant;
provided, however, that any termination payments required hereunder will be in lieu of any severance benefits to which she may be entitled under a severance plan or arrangement of the Employers or any affiliated company of either; and provided further, that if the benefits under any such plan or arrangement may not legally be eliminated, then the payments hereunder will be correspondingly reduced in such equitable manner as the Board of Directors of the Employers may determine.

12. No Mitigation or Offset. The Executive will not be required to mitigate the amount of any payment provided for in this Agreement by seeking employment or otherwise; nor will any amounts or benefits payable or provided hereunder be reduced in the event he/she does secure employment.

13. Validity. The invalidity or unenforceability of any provisions of this Agreement will not affect the validity or enforceability of any other provision of this Agreement, which will remain in full force and effect.

14. Applicable Law. Except to the extent preempted by federal law, this Agreement will be governed by and construed in accordance with the domestic internal law of the Commonwealth of Pennsylvania.

15. Number. Words used herein in the singular will be construed as being used in the plural, as the context requires, and vice versa.

16. Headings. The headings of the sections and subsections of this Agreement are for convenience only and will not control or affect the meaning or construction or limit the scope or intent of any of the provisions of this Agreement.

17. References to Entities. All references to the Employers will be deemed to include a reference to the Employers and/or the Corporation, individually or collectively, as appropriate in the relevant context.

18. Effective Date; Termination of Prior Agreement. This Agreement will become effective immediately upon the execution and delivery of this Agreement by the parties hereto. Upon the execution and delivery of this Agreement, any prior agreement relating to the subject matter hereof will be deemed automatically terminated and be of no further force or effect.

19. Withholding For Taxes. All amounts and benefits paid or provided hereunder will be subject to withholding for taxes as required by law.

20. Individual Agreement. This Agreement is an agreement solely between and among the parties hereto. It is intended to constitute a nonqualified unfunded arrangement for the benefit of a key management employee and will be construed and interpreted in a manner consistent with such intention.

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

     NOW, THEREFORE, the parties hereto, intending to be legally bound hereby, agree as follows:

1. Term of Agreement.
   a. The term of this Agreement shall commence on the date hereof and terminate on December 31, 2002 unless the Executive's employment is sooner terminated as provided herein (as may be extended pursuant to this Agreement, the "Term"). On each December 31st hereafter, the Term shall automatically be extended for an additional calendar year unless either party gives written notice to the other, by no later than the preceding November 30th, that he or she does not concur in such extension.
For the purposes of the preceding sentence, the Employers shall be considered one party.

    b. Termination for Cause. Notwithstanding the provisions of Section 1(a), this Agreement will terminate automatically upon termination of the Executive's employment by his/her Employer for Cause. As used in this Agreement, the term "Cause" means:
       (i) prior to a Change in Control, termination for any reason;
           and
      (ii) concurrent with or following a Change in Control, termination following (A) the Executive's conviction or plea of guilty or nolo contendere to a felony, a crime of falsehood, or a crime involving fraud or moral turpitude, or the actual incarceration of the Executive for a period of 45 consecutive days, (B) the Executive's failure to follow the lawful instructions of the Employers after receipt of written notice of such instructions from an appropriate corporate official, other than a failure resulting from the Executive's incapacity because of physical or mental illness, or (C) a government regulatory agency recommends or orders in writing that the employment of the Executive be so terminated.

If the Executive's employment is terminated for Cause, his/her rights under this Agreement will cease as of the effective date of such termination.

    c. Voluntary Termination, Retirement, or Death. Notwithstanding the provisions of Section 1(a), this Agreement will terminate automatically upon the voluntary termination of the Executive's employment (other than in accordance with Section 2), his/her retirement or his/her death. In any such event, the Executive's rights under this Agreement will cease as of the effective date of such termination; provided, however, that if the Executive dies after a Notice of Termination (as defined in Section 2(b)) is delivered by him/her in accordance with such section, the payments described in Section 3 will nonetheless be made to the person or persons determined pursuant to Section 9(b).

     d. Disability. Notwithstanding the provisions of Section 1(a), this Agreement will terminate automatically upon the termination of the Executive's employment by reason of his/her Disability. In such event, the Executive's rights under this Agreement will cease as of the effective date of such termination; provided, however, that if the Executive becomes disabled after a Notice of Termination is delivered by him/her in accordance with Section 2(b), he/she will nonetheless be entitled to receive the payments described in Section 3. As used in this Agreement, the term "Disability" means incapacitation, by accident, sickness or other wise, such that the Executive is rendered unable to perform the services required of his/her by him/her then position with the Employers for a period of six consecutive months.

2. Termination Following a Change in Control

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

 (c) Change in Control Defined. As used in this Agreement, the term "Change in Control" means any of the following:

      (i)any "person" (as such term is used in Sections
         13(d) and 14(d) (2) of the Securities and Exchange Act of 1934 (the "Exchange Act")), other than the Employers, a subsidiary of the Employers, an employee benefit plan of the Employers or a subsidiary of the Employers (including a related trust), becomes the beneficial owner (as determined pursuant to Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Employers representing more than 20% of the combined voting power of the Employers' then outstanding securities;

     (ii)the occurrence of, or execution of an agreement providing for, a sale of all or substantially all of the assets of the Employers to an entity which is not a direct or indirect subsidiary of the Employers;

    (iii)the occurrence of, or execution of an agreement providing for, a reorganization, merger, consolidation or similar transaction involving the Employers, unless (A) the shareholders of the Corporation immediately prior to the consummation of any such transaction will initially own securities representing a majority of the voting power of the surviving or resulting corporation, and (B) the directors of the Employers immediately prior to the consummation of such transaction will initially represent a majority of the directors of the surviving or resulting corporation; or

     (iv)any other event which is at any time irrevocably designated as a "Change in Control" for purposes of this Agreement by resolution adopted by a majority of the then non-employee directors of the Employers.

 (d) Good Reason Defined. As used in this Agreement, the term "Good Reason" means any of the following events:

      (i)the involuntary termination of the Executive, other than an involuntary termination permitted in Sections 1(b) and (d);

     (ii) a reduction in the Executive's title, responsibility (including reporting responsibility) or authority as in effect immediately prior to the Change in Control; provided, however, that the assignment of the Executive to a position with a reasonably similar title, responsibility and authority will not constitute an event of Good Reason if the Executive's actual or targeted compensation in such new position is not less than the Executive's actual and targeted compensation immediately prior to the Change in Control;

     (iii)the assignment to the Executive of duties inconsistent with his/her position immediately prior to the Change in Control, except for an assignment of duties consistent with a position permitted in Clause (ii);

      (iv)a reduction in the Executive's annual base salary in effect immediately prior to the Change in Control;

       (v)reassignment of the Executive to a principal office which is more than 30 miles from the Executive's principal office in
          Lancaster, Pennsylvania;

      (vi)the failure to provide the Executive with welfare, pension, incentive compensation, fringe and other benefits to which he/she was entitled immediately prior to the Change in Control, unless such failure occurs by reason of a reduction or change in such benefits for employees generally or similarly situated executive employees of the corporation which is the acquiring, resulting or successor corporation in the Change in Control (or an affiliate thereof); or

     (vii)any material breach of this Agreement by the Employers which is not cured within 30 days after receipt of written notice of such breach from the Executive.

3. Rights in the Event of Certain Terminations Following Change in Control.
In the event the Executive validly and timely delivers a Notice of Termination to the Bank, he/she will be entitled to receive the following payments and benefits:

   a. Basic Payments. The Executive will be paid an amount equal to two and one-half (2.50) times the Base Amount. "Base Amount" shall mean an amount equal to the average annual compensation payable by the Employers to the Executive and includable by the Executive in gross income for the most recent five (5) taxable years, or such shorter period as the Executive shall have been employed by the Employers, ending before the date on which the Change of Control occurred. The Executive at his election, will be paid the Basic Payments in either (i) 30 equal monthly installments, or (ii) a lump sum equal to the present value of the amounts payable under this subsection; commencing within 30 days after his termination of employment. For purposes of the preceding sentence, present value will be determined by using the short-term applicable federal rate under Section 1274 of the Internal Revenue Code of 1986, as amended (the "Code"), in effect on the date of termination of employment. For purposes of this subsection, to the extent necessary, base salary and bonuses with any predecessor of the Employers or an affiliate thereof shall be taken into account.

   b. Supplemental Payment in Lieu of Certain Benefits. In lieu of continued pension, welfare and other benefits, a one-time lump sum cash payment equaling 25% of the Base Amount calculated above will be paid to the Executive within 30 days following the date of termination.

   c. Stock Options. Upon a Change in Control, all stock options theretofore granted to the Executive by the Corporation and not previously exercisable shall become fully exercisable to the same extent and in the same manner as if they had become exercisable by passage of time or by virtue of the Employers achieving certain performance objectives in accordance with the relevant provisions of any plan and any agreement.

   d. Section 280G. Notwithstanding any other provisions of this Agreement or any other agreement entered into by the Executive and the Employers
("Other Agreement"), and notwithstanding any formal or informal plan or other arrangement heretofore or hereafter adopted by the Company for the direct or indirect provision of compensation to the Executive (including groups of participants or beneficiaries of which the Executive is a member), whether or not such compensation is deferred, is in cash, or is in the form of a benefit to or for the Executive (a "Benefit Plan"), the Executive shall not have any right to receive any payment or other benefit under this Agreement, any Other Agreement, or any Benefit
Plan if such payment or benefit, taking into account all other payments or benefits to or for the Executive under this Agreement, all Other Agreements, and all Benefit Plans, would cause any payment to the Executive under this Agreement to be considered a "parachute payment" within the meaning of Section 280G of the Code as then in effect (a "Parachute Payment"). In the event that the receipt of any such payment or benefit under this Agreement, any Other Agreement, or any Benefit Plan would cause the Executive to be considered to have received a Parachute Payment under this Agreement, then the Executive shall have the right, in the Executive's sole discretion, to designate those payments or benefits under this Agreement, any Other Agreements and/or any Benefit Plans, which should be reduced or eliminated so as to avoid having the payment to the Executive under this Agreement to be deemed to be a Parachute Payment.

4. Attorney's Fees and Costs. If any action at law or in equity is necessary to enforce or interpret the terms of this Agreement, the prevailing party shall be entitled to reasonable attorney's fees, costs, and necessary disbursements in addition to any other relief that may be proper; provided, however, that the Executive shall not be responsible for the Employers' attorney's fees and costs if the Executive's action is brought in good faith.

5. Notices. Any notice required or permitted to be given under this Agreement will, to be effective hereunder, be given to the Employers, in the case of notices given by the Executive, and will, to be effective hereunder, be given by the Employers, in the case of notices given to the Executive. Any such notice will be deemed properly given if in writing and if mailed by registered or certified mail, postage prepaid with return receipt requested, to the residence of the Executive, in the case of notices to the Executive, and to the principal office of the Employers, in the case of notices to the Employers.

6. Waiver. No provision of this Agreement may be modified, waived, or discharged unless such waiver, modification, or discharge is agreed to in writing and signed by the Executive and an executive officer of the Employers specifically designated by the Boards of Directors of the Employers. No waiver by any party hereto at any time of any breach by another party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party will be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time.

7. Assignment. This Agreement is not assignable by any party hereto; the Employers provided, however, that the Employers may assign their rights hereunder, including, without limitation, the restrictive covenants in Sections 9 and 10, to any successor in interest to the respective businesses of the Employers.

8. Entire Agreement. This Agreement contains the entire agreement of the parties relating to the subject matter of this Agreement and, in accordance with the provisions of Section 18, supersedes any prior agreement of the parties.

9. Successors; Binding Agreement.

 a. The Employers will require any successor
(whether direct or indirect, by purchase, merger, consolidation, or otherwise) to all or substantially all of the business and/or assets of the Employers to expressly assume and agree to perform this Agreement (or cause it to be performed) in the same manner and to the same extent that the Employers, or any affiliated company of either would be required to perform it if no such succession had taken place. Failure by the Employers to obtain such assumption and agreement prior to the effectiveness of any such succession will constitute a material breach of this Agreement. As used in this Agreement, the "Employers" means the Employers as herein before defined and any successor to the business and/or assets of the Employers as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

 b. This Agreement will inure to the benefit of and be enforceable by the Executive's personal or legal representatives, executors, administrators, heirs, distributees, devisees, and legatees. If the Executive should die while any amount is payable to the Executive under this Agreement if the Executive had continued to live, all such amounts, unless otherwise provided herein, will be paid in accordance with the terms of this Agreement to the Executive's devisee, legatee, or other designee, or, if there is no such designee, to the Executive's estate.

10. Continuation of Certain Provisions. Any termination of the Executive's employment under this Agreement or of this Agreement shall be subject to the provisions of Section 3 or 4, which will, if relevant, survive any such termination and remain in full force and effect in accordance with their respective terms.

11. Other Rights. Except as provided in Section 18, nothing herein will be construed as limiting, restricting or eliminating any rights the Executive may have under any plan, contract or arrangement to which he/she is a party or in which he/she is a vested participant; provided, however, that any termination payments required hereunder will be in lieu of any severance benefits to which she may be entitled under a severance plan or arrangement of the Employers or any affiliated company of either; and provided further, that if the benefits under any such plan or arrangement may not legally be eliminated, then the payments hereunder will be correspondingly reduced in such equitable manner as the Board of Directors of the Employers may determine.

12. No Mitigation or Offset. The Executive will not be required to mitigate the amount of any payment provided for in this Agreement by seeking employment or otherwise; nor will any amounts or benefits payable or provided hereunder be reduced in the event he/she does secure employment.

13. Validity. The invalidity or unenforceability of any provisions of this Agreement will not affect the validity or enforceability of any other provision of this Agreement, which will remain in full force and effect.

14. Applicable Law. Except to the extent preempted by federal law, this Agreement will be governed by and construed in accordance with the domestic internal law of the Commonwealth of Pennsylvania.

15. Number. Words used herein in the singular will be construed as being used in the plural, as the context requires, and vice versa.

16. Headings. The headings of the sections and subsections of this Agreement are for convenience only and will not control or affect the meaning or construction or limit the scope or intent of any of the provisions of this Agreement.

17. References to Entities. All references to the Employers will be deemed to include a reference to the Employers and/or the Corporation, individually or collectively, as appropriate in the relevant context.

18. Effective Date; Termination of Prior Agreement. This Agreement will become effective immediately upon the execution and delivery of this Agreement by the parties hereto. Upon the execution and delivery of this Agreement, any prior agreement relating to the subject matter hereof will be deemed automatically terminated and be of no further force or effect.

19. Withholding For Taxes. All amounts and benefits paid or provided hereunder will be subject to withholding for taxes as required by law.

20. Individual Agreement. This Agreement is an agreement solely between and among the parties hereto. It is intended to constitute a nonqualified unfunded arrangement for the benefit of a key management employee and will be construed and interpreted in a manner consistent with such intention.


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

     NOW, THEREFORE, the parties hereto, intending to be legally bound hereby, agree as follows:

1. Term of Agreement.
   a. The term of this Agreement shall commence on the date hereof and terminate on December 31, 2002 unless the Executive's employment is sooner terminated as provided herein (as may be extended pursuant to this Agreement, the "Term"). On each December 31st hereafter, the Term shall automatically be extended for an additional calendar year unless either party gives written notice to the other, by no later than the preceding November 30th, that he or she does not concur in such extension. For the purposes of the preceding sentence, the Employers shall be considered one party.

   b. Termination for Cause. Notwithstanding the provisions of Section 1(a), this Agreement will terminate automatically upon termination of the Executive's employment by his/her Employer for Cause. As used in this Agreement, the term "Cause" means:

     (i) prior to a Change in Control, termination for any reason;
and
    (ii) concurrent with or following a Change in Control, termination following (A) the Executive's conviction or plea of guilty or nolo contendere to a felony, a crime of falsehood, or a crime involving fraud or moral turpitude, or the actual incarceration of the Executive for a period of 45 consecutive days, (B) the Executive's failure to follow the lawful instructions of the Employers after receipt of written notice of such instructions from an appropriate corporate official, other than a failure resulting from the Executive's incapacity because of physical or mental illness, or (C) a government regulatory agency recommends or orders in writing that the employment of the Executive be so terminated.

If the Executive's employment is terminated for Cause, his/her rights under this Agreement will cease as of the effective date of such termination.

    c. Voluntary Termination, Retirement, or Death. Notwithstanding the provisions of Section 1(a), this Agreement will terminate automatically upon the voluntary termination of the Executive's employment (other than in accordance with Section 2), his/her retirement or his/her death.
In any such event, the Executive's rights under this Agreement will cease as of the effective date of such termination; provided, however, that if the Executive dies after a Notice of Termination (as defined in Section 2(b)) is delivered by him/her in accordance with such section, the payments described in Section 3 will nonetheless be made to the person or persons determined pursuant to Section 9(b).

     d. Disability. Notwithstanding the provisions of Section 1(a), this Agreement will terminate automatically upon the termination of the Executive's employment by reason of his/her Disability. In such event, the Executive's rights under this Agreement will cease as of the effective date of such termination; provided, however, that if the Executive becomes disabled after a Notice of Termination is delivered by him/her in accordance with Section 2(b), he/she will nonetheless be entitled to receive the payments described in Section 3. As used in this Agreement, the term "Disability" means incapacitation, by accident, sickness or other wise, such that the Executive is rendered unable to perform the services required of his/her by him/her then position with the Employers for a period of six consecutive months.

2. Termination Following a Change in Control

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

 (c) Change in Control Defined. As used in this Agreement, the term "Change in Control" means any of the following:

      (i)any "person" (as such term is used in Sections
         13(d) and 14(d) (2) of the Securities and Exchange Act of 1934 (the "Exchange Act")), other than the Employers, a subsidiary of the Employers, an employee benefit plan of the Employers or a subsidiary of the Employers (including a related trust), becomes the beneficial owner (as determined pursuant to Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Employers representing more than 20% of the combined voting power of the Employers' then outstanding securities;

     (ii)the occurrence of, or execution of an agreement providing for, a sale of all or substantially all of the assets of the Employers to an entity which is not a direct or indirect subsidiary of the Employers;

    (iii)the occurrence of, or execution of an agreement providing for, a reorganization, merger, consolidation or similar transaction involving the Employers, unless (A) the shareholders of the Corporation immediately prior to the consummation of any such transaction will initially own securities representing a majority of the voting power of the surviving or resulting corporation, and (B) the directors of the Employers immediately prior to the consummation of such transaction will initially represent a majority of the directors of the surviving or resulting corporation; or

     (iv)any other event which is at any time irrevocably designated as a "Change in Control" for purposes of this Agreement by resolution adopted by a majority of the then non-employee directors of the Employers.

 (d) Good Reason Defined. As used in this Agreement, the term "Good Reason" means any of the following events:

      (i)the involuntary termination of the Executive, other than an involuntary termination permitted in Sections 1(b) and (d);

      (ii)a reduction in the Executive's title, responsibility (including reporting responsibility) or authority as in effect immediately prior to the Change in Control; provided, however, that the assignment of the Executive to a position with a reasonably similar title, responsibility and authority will not constitute an event of Good Reason if the Executive's actual or targeted compensation in such new position is not less than the Executive's actual and targeted compensation immediately prior to the Change in Control;

     (iii)the assignment to the Executive of duties inconsistent with his/her position immediately prior to the Change in Control, except for an assignment of duties consistent with a position permitted in Clause (ii);

      (iv)a reduction in the Executive's annual base salary in effect immediately prior to the Change in Control;

       (v)reassignment of the Executive to a principal office which is more than 30 miles from the Executive's principal office in
          Lancaster, Pennsylvania;

      (vi)the failure to provide the Executive with welfare, pension, incentive compensation, fringe and other benefits to which he/she was entitled immediately prior to the Change in Control, unless such failure occurs by reason of a reduction or change in such benefits for employees generally or similarly situated executive employees of the corporation which is the acquiring, resulting or successor corporation in the Change in Control (or an affiliate thereof); or

     (vii)any material breach of this Agreement by the Employers which is not cured within 30 days after receipt of written notice of such breach from the Executive.

3. Rights in the Event of Certain Terminations Following Change in Control. In the event the Executive validly and timely delivers a Notice of Termination to the Bank, he/she will be entitled to receive the following payments and benefits:

   a. Basic Payments. The Executive will be paid an amount equal to two (2) times the Base Amount. "Base Amount" shall mean an amount equal to the average annual compensation payable by the Employers to the Executive and includable by the Executive in gross income for the most recent five (5) taxable years, or such shorter period as the Executive shall have been employed by the Employers, ending before the date on which the Change of Control occurred. The Executive at his election, will be paid the Basic Payments in either (i) 24 equal monthly installments, or (ii) a lump sum equal to the present value of the amounts payable under this subsection; commencing within 30 days after his termination of employment. For purposes of the preceding sentence, present value will be determined by using the short-term applicable federal rate under Section 1274 of the Internal Revenue Code of 1986, as amended (the "Code"), in effect on the date of termination of employment. For purposes of this subsection, to the extent necessary, base salary and bonuses with any predecessor of the Employers or an affiliate thereof shall be taken into account.

    b. Supplemental Payment in Lieu of Certain Benefits. In lieu of continued pension, welfare and other benefits, a one-time lump sum cash payment equaling 25% of the Base Amount calculated above will be paid to the Executive within 30 days following the date of termination

    c. Stock Options. Upon a Change in Control, all stock options theretofore granted to the Executive by the Corporation and not previously exercisable shall become fully exercisable to the same extent and in the same manner as if they had become exercisable by passage of time or by virtue of the Employers achieving certain performance objectives in accordance with the relevant provisions of any plan and any agreement.

    d. Section 280G. Notwithstanding any other provisions of this Agreement or any other agreement entered into by the Executive and the Employers
("Other Agreement"), and notwithstanding any formal or informal plan or other arrangement heretofore or hereafter adopted by the Company for the direct or indirect provision of compensation to the Executive
(including groups of participants or beneficiaries of which the Executive is a member), whether or not such compensation is deferred, is in cash, or is in the form of a benefit to or for the Executive (a "Benefit Plan"), the Executive shall not have any right to receive any payment or other benefit under this Agreement, any Other Agreement, or any Benefit
Plan if such payment or benefit, taking into account all other payments or benefits to or for the Executive under this Agreement, all Other Agreements, and all Benefit Plans, would cause any payment to the Executive under this Agreement to be considered a "parachute payment" within the meaning of Section 280G of the Code as then in effect (a "Parachute Payment"). In the event that the receipt of any such payment or benefit under this Agreement, any Other Agreement, or any Benefit Plan would cause the Executive to be considered to have received a Parachute Payment under this Agreement, then the Executive shall have the right, in the Executive's sole discretion, to designate those payments or benefits under this Agreement, any Other Agreements and/or any Benefit Plans, which should be reduced or eliminated so as to avoid having the payment to the Executive under this Agreement to be deemed to be a Parachute Payment.

4. Attorney's Fees and Costs. If any action at law or in equity is necessary to enforce or interpret the terms of this Agreement, the prevailing party shall be entitled to reasonable attorney's fees, costs, and necessary disbursements in addition to any other relief that may be proper; provided, however, that the Executive shall not be responsible for the Employers' attorney's fees and costs if the Executive's action is brought in good faith.

5. Notices. Any notice required or permitted to be given under this Agreement will, to be effective hereunder, be given to the Employers, in the case of notices given by the Executive, and will, to be effective hereunder, be given by the Employers, in the case of notices given to the Executive. Any such notice will be deemed properly given if in writing and if mailed by registered or certified mail, postage prepaid with return receipt requested, to the residence of the Executive, in the case of notices to the Executive, and to the principal office of the Employers, in the case of notices to the Employers.

6. Waiver. No provision of this Agreement may be modified, waived, or discharged unless such waiver, modification, or discharge is agreed to in writing and signed by the Executive and an executive officer of the Employers specifically designated by the Boards of Directors of the Employers. No waiver by any party hereto at any time of any breach by another party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party will be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time.

7. Assignment. This Agreement is not assignable by any party hereto; the Employers provided, however, that the Employers may assign their rights hereunder, including, without limitation, the restrictive covenants in Sections 9 and 10, to any successor in interest to the respective businesses of the Employers.

8. Entire Agreement. This Agreement contains the entire agreement of the parties relating to the subject matter of this Agreement and, in accordance with the provisions of Section 18, supersedes any prior agreement of the parties.

9. Successors; Binding Agreement.
   a. The Employers will require any successor
(whether direct or indirect, by purchase, merger, consolidation, or otherwise) to all or substantially all of the business and/or assets of the Employers to expressly assume and agree to perform this Agreement (or cause it to be performed) in the same manner and to the same extent that the Employers, or any affiliated company of either would be required to perform it if no such succession had taken place. Failure by the Employers to obtain such assumption and agreement prior to the effectiveness of any such succession will constitute a material breach of this Agreement. As used in this Agreement, the "Employers" means the Employers as herein before defined and any successor to the business and/or assets of the Employers as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

    b. This Agreement will inure to the benefit of and be enforceable by the Executive's personal or legal representatives, executors, administrators, heirs, distributees, devisees, and legatees. If the Executive should die while any amount is payable to the Executive under this Agreement if the Executive had continued to live, all such amounts, unless otherwise provided herein, will be paid in accordance with the terms of this Agreement to the Executive's devisee, legatee, or other designee, or, if there is no such designee, to the Executive's estate.

10. Continuation of Certain Provisions. Any termination of the Executive's employment under this Agreement or of this Agreement shall be subject to the provisions of Section 3 or 4, which will, if relevant, survive any such termination and remain in full force and effect in accordance with their respective terms.

11. Other Rights. Except as provided in Section 18, nothing herein will be construed as limiting, restricting or eliminating any rights the Executive may have under any plan, contract or arrangement to which he/she is a party or in which he/she is a vested participant;
provided, however, that any termination payments required hereunder will be in lieu of any severance benefits to which she may be entitled under a severance plan or arrangement of the Employers or any affiliated company of either; and provided further, that if the benefits under any such plan or arrangement may not legally be eliminated, then the payments hereunder will be correspondingly reduced in such equitable manner as the Board of Directors of the Employers may determine.

12. No Mitigation or Offset. The Executive will not be required to mitigate the amount of any payment provided for in this Agreement by seeking employment or otherwise; nor will any amounts or benefits payable or provided hereunder be reduced in the event he/she does secure employment.

13. Validity. The invalidity or unenforceability of any provisions of this Agreement will not affect the validity or enforceability of any other provision of this Agreement, which will remain in full force and effect.

14. Applicable Law. Except to the extent preempted by federal law, this Agreement will be governed by and construed in accordance with the domestic internal law of the Commonwealth of Pennsylvania.

15. Number. Words used herein in the singular will be construed as being used in the plural, as the context requires, and vice versa.

16. Headings. The headings of the sections and subsections of this Agreement are for convenience only and will not control or affect the meaning or construction or limit the scope or intent of any of the provisions of this Agreement.

17. References to Entities. All references to the Employers will be deemed to include a reference to the Employers and/or the Corporation, individually or collectively, as appropriate in the relevant context.

18. Effective Date; Termination of Prior Agreement. This Agreement will become effective immediately upon the execution and delivery of this Agreement by the parties hereto. Upon the execution and delivery of this Agreement, any prior agreement relating to the subject matter hereof will be deemed automatically terminated and be of no further force or effect.

19. Withholding For Taxes. All amounts and benefits paid or provided hereunder will be subject to withholding for taxes as required by law.

20. Individual Agreement. This Agreement is an agreement solely between and among the parties hereto. It is intended to constitute a nonqualified unfunded arrangement for the benefit of a key management employee and will be construed and interpreted in a manner consistent with such intention.


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

     NOW, THEREFORE, the parties hereto, intending to be legally bound hereby, agree as follows:

1. Term of Agreement.
   a. The term of this Agreement shall commence on the date hereof and terminate on December 31, 2002 unless the Executive's employment is sooner terminated as provided herein (as may be extended pursuant to this Agreement, the "Term"). On each December 31st hereafter, the Term shall automatically be extended for an additional calendar year unless either party gives written notice to the other, by no later than the preceding November 30th, that he or she does not concur in such extension. For the purposes of the preceding sentence, the Employers shall be considered one party.

   b. Termination for Cause. Notwithstanding the provisions of Section 1(a), this Agreement will terminate automatically upon termination of the Executive's employment by his/her Employer for Cause. As used in this Agreement, the term "Cause" means:

      (i) prior to a Change in Control, termination for any reason;
and
      (ii)concurrent with or following a Change in Control, termination following (A) the Executive's conviction or plea of guilty or nolo contendere to a felony, a crime of falsehood, or a crime involving fraud or moral turpitude, or the actual incarceration of the Executive for a period of 45 consecutive days, (B) the Executive's failure to follow the lawful instructions of the Employers after receipt of written notice of such instructions from an appropriate corporate official, other than a failure resulting from the Executive's incapacity because of physical or mental illness, or (C) a government regulatory agency recommends or orders in writing that the employment of the Executive be so terminated.

If the Executive's employment is terminated for Cause, his/her rights under this Agreement will cease as of the effective date of such termination.

     c. Voluntary Termination, Retirement, or Death. Notwithstanding the provisions of Section 1(a), this Agreement will terminate automatically upon the voluntary termination of the Executive's employment (other than in accordance with Section 2), his/her retirement or his/her death.
In any such event, the Executive's rights under this Agreement will cease as of the effective date of such termination; provided, however, that if the Executive dies after a Notice of Termination (as defined in Section 2(b)) is delivered by him/her in accordance with such section, the payments described in Section 3 will nonetheless be made to the person or persons determined pursuant to Section 9(b).

      d. Disability. Notwithstanding the provisions of Section 1(a), this Agreement will terminate automatically upon the termination of the Executive's employment by reason of his/her Disability. In such event, the Executive's rights under this Agreement will cease as of the effective date of such termination; provided, however, that if the Executive becomes disabled after a Notice of Termination is delivered by him/her in accordance with Section 2(b), he/she will nonetheless be entitled to receive the payments described in Section 3. As used in this Agreement, the term "Disability" means incapacitation, by accident, sickness or other wise, such that the Executive is rendered unable to perform the services required of his/her by him/her then position with the Employers for a period of six consecutive months.

2. Termination Following a Change in Control

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

 (c) Change in Control Defined. As used in this Agreement, the term "Change in Control" means any of the following:

      (i)any "person" (as such term is used in Sections
         13(d) and 14(d) (2) of the Securities and Exchange Act of 1934 (the "Exchange Act")), other than the Employers, a subsidiary of the Employers, an employee benefit plan of the Employers or a subsidiary of the Employers (including a related trust), becomes the beneficial owner (as determined pursuant to Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Employers representing more than 20% of the combined voting power of the Employers' then outstanding securities;

     (ii)the occurrence of, or execution of an agreement providing for, a sale of all or substantially all of the assets of the Employers to an entity which is not a direct or indirect subsidiary of the Employers;

    (iii)the occurrence of, or execution of an agreement providing for, a reorganization, merger, consolidation or similar transaction involving the Employers, unless (A) the shareholders of the Corporation immediately prior to the consummation of any such transaction will initially own securities representing a majority of the voting power of the surviving or resulting corporation, and (B) the directors of the Employers immediately prior to the consummation of such transaction will initially represent a majority of the directors of the surviving or resulting corporation; or

     (iv)any other event which is at any time irrevocably designated as a "Change in Control" for purposes of this Agreement by resolution adopted by a majority of the then non-employee directors of the Employers.

 (d) Good Reason Defined. As used in this Agreement, the term "Good Reason" means any of the following events:

      (i)the involuntary termination of the Executive, other than an involuntary termination permitted in Sections 1(b) and (d);

      (ii)a reduction in the Executive's title, responsibility (including reporting responsibility) or authority as in effect immediately prior to the Change in Control; provided, however, that the assignment of the Executive to a position with a reasonably similar title, responsibility and authority will not constitute an event of Good Reason if the Executive's actual or targeted compensation in such new position is not less than the Executive's actual and targeted compensation immediately prior to the Change in Control;

     (iii)the assignment to the Executive of duties inconsistent with his/her position immediately prior to the Change in Control, except for an assignment of duties consistent with a position permitted in Clause (ii);

      (iv)a reduction in the Executive's annual base salary in effect immediately prior to the Change in Control;

       (v)reassignment of the Executive to a principal office which is more than 30 miles from the Executive's principal office in
          Lancaster, Pennsylvania;

      (vi)the failure to provide the Executive with welfare, pension, incentive compensation, fringe and other benefits to which he/she was entitled immediately prior to the Change in Control, unless such failure occurs by reason of a reduction or change in such benefits for employees generally or similarly situated executive employees of the corporation which is the acquiring, resulting or successor corporation in the Change in Control (or an affiliate thereof); or

     (vii)any material breach of this Agreement by the Employers which is not cured within 30 days after receipt of written notice of such breach from the Executive.

3. Rights in the Event of Certain Terminations Following Change in Control.
In the event the Executive validly and timely delivers a Notice of Termination to the Bank, he/she will be entitled to receive the following payments and benefits:

   a. Basic Payments. The Executive will be paid an amount equal to two and one-half (2.5) times the Base Amount. "Base Amount" shall mean an amount equal to the average annual compensation payable by the Employers to the Executive and includable by the Executive in gross income for the most recent five (5) taxable years, or such shorter period as the Executive shall have been employed by the Employers, ending before the date on which the Change of Control occurred. The Executive at his election, will be paid the Basic Payments in either (i) 30 equal monthly installments, or (ii) a lump sum equal to the present value of the amounts payable under this subsection; commencing within 30 days after his termination of employment. For purposes of the preceding sentence, present value will be determined by using the short-term applicable federal rate under Section 1274 of the Internal Revenue Code of 1986, as amended
(the "Code"), in effect on the date of termination of employment.
For purposes of this subsection, to the
extent necessary, base salary and bonuses with any predecessor of the Employers or an affiliate thereof shall be taken into account.

   b. Supplemental Payment in Lieu of Certain Benefits. In lieu of continued pension, welfare and other benefits, a one-time lump sum cash payment equaling 25% of the Base Amount calculated above will be paid to the Executive within 30 days following the date of termination

   c. Stock Options. Upon a Change in Control, all stock options theretofore granted to the Executive by the Corporation and not previously exercisable shall become fully exercisable to the same extent and in the same manner as if they had become exercisable by passage of time or by virtue of the Employers achieving certain performance objectives in accordance with the relevant provisions of any plan and any agreement.

   d. Section 280G. Notwithstanding any other provisions of this Agreement or any other agreement entered into by the Executive and the Employers
("Other Agreement"), and notwithstanding any formal or informal plan or other arrangement heretofore or hereafter adopted by the Company for the direct or indirect provision of compensation to the Executive (including groups of participants or beneficiaries of which the Executive is a member), whether or not such compensation is deferred, is in cash, or is in the form of a benefit to or for the Executive (a "Benefit Plan"), the Executive shall not have any right to receive any payment or other benefit under this Agreement, any Other Agreement, or any Benefit Plan if such payment or benefit, taking into account all other payments or benefits to or for the Executive under this Agreement, all Other Agreements, and all Benefit
Plans, would cause any payment to the Executive under this Agreement to be considered a "parachute payment" within the meaning of Section 280G of the Code as then in effect (a "Parachute Payment"). In the event that the receipt of any such payment or benefit under this Agreement, any Other Agreement, or any Benefit Plan would cause the Executive to be considered to have received a Parachute Payment under this Agreement, then the Executive shall have the right, in the Executive's sole discretion, to designate those payments or benefits under this Agreement, any Other Agreements and/or any Benefit Plans, which should be reduced or eliminated so as to avoid having the payment to the Executive under this Agreement to be deemed to be a Parachute Payment.

4. Attorney's Fees and Costs. If any action at law or in equity is necessary to enforce or interpret the terms of this Agreement, the prevailing party shall be entitled to reasonable attorney's fees, costs, and necessary disbursements in addition to any other relief that may be proper; provided, however, that the Executive shall not be responsible for the Employers' attorney's fees and costs if the Executive's action is brought in good faith.

5. Notices. Any notice required or permitted to be given under this Agreement will, to be effective hereunder, be given to the Employers, in the case of notices given by the Executive, and will, to be effective hereunder, be given by the Employers, in the case of notices given to the Executive. Any such notice will be deemed properly given if in writing and if mailed by registered or certified mail, postage prepaid with return receipt requested, to the residence of the Executive, in the case of notices to the Executive, and to the principal office of the Employers, in the case of notices to the Employers.

6. Waiver. No provision of this Agreement may be modified, waived, or discharged unless such waiver, modification, or discharge is agreed to in writing and signed by the Executive and an executive officer of the Employers specifically designated by the Boards of Directors of the Employers. No waiver by any party hereto at any time of any breach by another party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party will be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time.

7. Assignment. This Agreement is not assignable by any party hereto; the Employers provided, however, that the Employers may assign their rights hereunder, including, without limitation, the restrictive covenants in Sections 9 and 10, to any successor in interest to the respective businesses of the Employers.

8. Entire Agreement. This Agreement contains the entire agreement of the parties relating to the subject matter of this Agreement and, in accordance with the provisions of Section 18, supersedes any prior agreement of the parties.

9. Successors; Binding Agreement.

   a. The Employers will require any successor
(whether direct or indirect, by purchase, merger, consolidation, or otherwise) to all or substantially all of the business and/or assets of the Employers to expressly assume and agree to perform this Agreement (or cause it to be performed) in the same manner and to the same extent that the Employers, or any affiliated company of either would be required to perform it if no such succession had taken place. Failure by the Employers to obtain such assumption and agreement prior to the effectiveness of any such succession will constitute a material breach of this Agreement. As used in this Agreement, the "Employers" means the Employers as herein before defined and any successor to the business and/or assets of the Employers as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

   b. This Agreement will inure to the benefit of and be enforceable by the Executive's personal or legal representatives, executors, administrators, heirs, distributees, devisees, and legatees. If the Executive should die while any amount is payable to the Executive under this Agreement if the Executive had continued to live, all such amounts, unless otherwise provided herein, will be paid in accordance with the terms of this Agreement to the Executive's devisee, legatee, or other designee, or, if there is no such designee, to the Executive's estate.

10. Continuation of Certain Provisions. Any termination of the Executive's employment under this Agreement or of this Agreement shall be subject to the provisions of Section 3 or 4, which will, if relevant, survive any such termination and remain in full force and effect in accordance with their respective terms.

11. Other Rights. Except as provided in Section 18, nothing herein will be construed as limiting, restricting or eliminating any rights the Executive may have under any plan, contract or arrangement to which he/she is a party or in which he/she is a vested participant; provided, however, that any termination payments required hereunder will be in lieu of any severance benefits to which she may be entitled under a severance plan or arrangement of the Employers or any affiliated company of either; and provided further, that if the benefits under any such plan or arrangement may not legally be eliminated, then the payments hereunder will be correspondingly reduced in such equitable manner as the Board of Directors of the Employers may determine.

12. No Mitigation or Offset. The Executive will not be required to mitigate the amount of any payment provided for in this Agreement by seeking employment or otherwise; nor will any amounts or benefits payable or provided hereunder be reduced in the event he/she does secure employment.

13. Validity. The invalidity or unenforceability of any provisions of this Agreement will not affect the validity or enforceability of any other provision of this Agreement, which will remain in full force and effect.

14. Applicable Law. Except to the extent preempted by federal law, this Agreement will be governed by and construed in accordance with the domestic internal law of the Commonwealth of Pennsylvania.

15. Number. Words used herein in the singular will be construed as being used in the plural, as the context requires, and vice versa.

16. Headings. The headings of the sections and subsections of this Agreement are for convenience only and will not control or affect the meaning or construction or limit the scope or intent of any of the provisions of this Agreement.

17. References to Entities. All references to the Employers will be deemed to include a reference to the Employers and/or the Corporation, individually or collectively, as appropriate in the relevant context.

18. Effective Date; Termination of Prior Agreement. This Agreement will become effective immediately upon the execution and delivery of this Agreement by the parties hereto. Upon the execution and delivery of this Agreement, any prior agreement relating to the subject matter hereof will be deemed automatically terminated and be of no further force or effect.

19. Withholding For Taxes. All amounts and benefits paid or provided hereunder will be subject to withholding for taxes as required by law.

20. Individual Agreement. This Agreement is an agreement solely between and among the parties hereto. It is intended to constitute a nonqualified unfunded arrangement for the benefit of a key management employee and will be construed and interpreted in a manner consistent with such intention.


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

NOW, THEREFORE, the parties hereto, intending to be legally bound hereby, agree as follows:

1. Employment. The Employers hereby employ the Executive, and the Executive hereby accepts employment with the Employers, on the terms and conditions set forth in this Agreement.

2. Duties of Employee. The Executive will perform and discharge well and faithfully such duties as an executive officer of the Employers as may be assigned to him from time to time by the respective Boards of Directors of the Employers.
The Executive will be employed as Chairman, Chief Executive Officer and President of the Employers, and will hold such other titles as may be given to him from time to time by the respective Boards of Directors of the Employers. The Executive will devote his full time, attention and energies to the business of the Employers and will not, during the Employment Period (as defined in Section 4 herein), be employed or involved in any other business activity, whether or not such activity is pursued for gain, profit or other pecuniary advantage; provided, however, that this section will not be construed as preventing the Executive from (a) passively investing his personal assets,
(b) acting as a member of the Boards of Directors of the Employers or any other corporation not in competition with either, or as a member of the Board of Trustees of any other organization, (c) being involved in any community, civic or similar activity, or (d) such other de minimus activity provided it does not interfere or conflict with the Executive's duties.

3. Employment Period Compensation and Related Matters.

  a. Salary. For services performed by the Executive under this Agreement, the Employers will pay the Executive a salary, during the Employment Period, at the annualized rate of ____________( the "Base Salary"), payable at the same times as salaries are payable to other executive employees of the Employers. The Employers may, from time to time, increase (but not decrease) the Executive's Base Salary, and any and all such increases will be deemed to constitute amendments to this subsection to establish a new Base Salary, effective as of the dates established for such increases by the Boards of Directors of the Employers in the resolutions authorizing such increases.

  b. Bonus. For services performed by the Executive under this Agreement, the Bank may pay the Executive a bonus, annually during the Employment Period, in such amounts (if any) and at such times as is provided in such incentive plan for executive officers as may be approved by the Boards of Directors of the Employers and in effect from time to time. In addition, the Employers; from time to time, may pay such other bonus or bonuses to the Executive as, in their sole discretion, deem appropriate.
The payment of any such bonuses will not reduce or otherwise affect any other obligation of the Bank to the Executive provided for in this Agreement.

   c. Pension and Welfare Benefits. The Employers will provide the Executive, during the Employment Period, with pension and welfare benefits (within the meaning of Section 3 of the Employee Retirement Income Security Act of 1974, as amended ("ERISA")) in the aggregate not less favorable than those received by other employees of the Employers.

   d. Fringe Benefits.

      (i) In General. Except as otherwise provided in this subsection, the Employers will provide the Executive, during the Employment Period, with such fringe benefits as may be provided generally from time to time for their executive officers.

     (ii) Paid Time Off. The Executive will be entitled to not less than 33 days of paid time off per calendar year. The right to carry over unused paid time off will be subject to the executive personnel policies of the Employers from time to time in effect.

    (iii) Automobile. The Employers will provide the Executive with the use of a purchased or leased automobile. The make and model of such automobile will be reasonably consistent with the Executive's position with the Employers. Expenses of the use of such automobile will be borne as provided from time to time in policies approved by the Employers' Boards of Directors.

     (iv) Stock Options. The Executive may be granted stock options from time to time by the Board of Directors of the Corporation and/or the Compensation Committees of such Board and as are consistent with the Executive's responsibilities and performance subject to the terms of individual option grants and the terms of any stock option or incentive plan(s) of the Corporation.

    e. Expense Reimbursement. The Executive will be entitled to reimbursement of all expenses incurred by him in the discharge of his duties hereunder, or otherwise in furtherance of the business of the Bank, provided he obtains prior approval thereof and/or renders an accounting of such expenses in such manner as may be required from time to time for employees generally.


4. Term of Employment.

     a. The Executive's employment under this Agreement will be for a period (the "Employment Period") commencing upon the date of this Agreement and ending at the end of the term of this Agreement pursuant to this Section 4, unless the Executive's employment is sooner terminated in accordance with Sections 5 or 6.

     b. Unless the Executive's employment is terminated pursuant to the provisions of Section 5 or Section 6, the term of this Agreement will be for a period commencing on the date of this Agreement and ending on December 31, 2001; provided, however, that this Agreement will be automatically renewed on January 1, 2000 for the three-year period commencing on such date and ending on December 31, 2002, unless either party gives written notice of nonrenewal to the other party on or before November 1, 1999 (in which case this Agreement will continue in effect through December 31, 2001); and provided further, that if this Agreement is renewed on January 1, 2000, it will be automatically renewed on January 1 of each subsequent year (the "Annual Renewal Date") for a period ending three years from each Annual Renewal Date unless either party gives written notice of nonrenewal to the other party at least
60 days prior to an Annual Renewal (in which case this Agreement will continue in effect for a term ending two years from the Annual
Renewal Date immediately following such notice). For purposes of the preceding sentence the Employers will be considered one party.

    c. Any termination of the Executive's employment under this Agreement or of this Agreement shall be subject to the provisions of
Section 7, 8, 9, 10 or 13, which will, if relevant, survive any such termination and remain in full force and effect in accordance with their respective terms.

    d. Except as provided in Section 26, nothing herein will be construed as limiting, restricting or eliminating any rights the Executive may have under any plan, contract or arrangement to which he is a party or in which he is a vested participant; provided, however, that any termination payments required hereunder will be in lieu of any severance benefits to which he may be entitled under a severance plan or arrangement of the Employers; and provided further, that if the benefits under any such plan or arrangement may not legally be eliminated, then the payments hereunder will be correspondingly reduced in such equitable manner as the Boards of Directors of the Employers may determine.

5. Termination.

    a. Termination for Cause. The Executive's employment under this Agreement may be terminated at any time during the Employment Period for "Cause" (as herein defined), by action of the Boards of Directors of the Employers, upon giving notice of such termination to the Executive at least 15 days prior to the date upon which such termination is to take effect.
As used in this Agreement, "Cause" means any of the following events:

             (i) the Executive is convicted of or enters a plea of guilty or nolo contendere to a felony, a crime of falsehood, or a crime involving fraud or moral turpitude, or the actual incarceration of the Executive for a period of 45 consecutive days;

            (ii) the Executive fails to follow the lawful instructions of the Boards of Directors of the Employers and fails to cure the same within thirty (30) days after receipt of a written notice of such failure from the Employers, other than a failure resulting from the Executive's incapacity because of physical or mental illness;

           (iii) a government regulatory agency recommends or orders in writing that the Employers terminate the employment of the Executive with the Employers or relieve him of his duties as such relate to the Employers; or

            (iv) any material breach of this Agreement by the Employee which is not cured within 30 days after receipt of a written notice of such breach from the Employers.

If the Executive's employment is terminated under the provisions of this subsection (a), then all rights of the Executive under Section 3 will cease as of the effective date of such termination.

      b. Termination Without Cause. The Executive's employment under this Agreement may be terminated at any time during the Employment Period without "Cause" (as defined in Section 5(a)), by action of the Boards of Directors of the Employers, upon giving notice of such termination to the Executive at least 30 days prior to the date upon which such termination is to take effect. If the Executive's employment is terminated under the provisions of this subsection, then the Executive will be entitled to receive the compensation set forth in Section 7.

       c. Voluntary Termination, Retirement or Death. If the Executive voluntarily terminates employment without Good Reason (as defined in Section 6), retires or dies, the Executive's employment under this Agreement will be deemed terminated as of the date of the Executive's voluntary termination, retirement or death, and all rights of the Executive under
Section 3 will cease as of the date of such termination and any benefits payable to the Executive will be determined in accordance with the retirement and insurance programs of the Bank then in effect.

       d. Disability. If the Executive is incapacitated by accident, sickness, or otherwise so as to render the Executive mentally or physically incapable of performing the services required of the Executive under Section 2 for a continuous period of six months, then, upon the expiration of such period or at any time thereafter, by action of the Boards of Directors of the Employers, the Executive's employment under this Agreement may be terminated immediately upon giving the Executive notice to that effect. If the Executive's employment is terminated under the provisions of this subsection, then all rights of the Executive under Section 3 will cease as of the last business day of the week in which such termination occurs, and the Executive will thereafter be entitled to the benefits to which he is entitled under any disability plan of the Employers in which he is then a participant (including the minimum benefit described in Section 3(d)(iv)).

6. Resignation of the Executive for Good Reason.

          (a) Termination for Good Reason. The Executive may resign for Good Reason (as herein defined) at any time during the Employment Period.

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

          (d) Good Reason Defined. As used in this Agreement, the term "Good Reason" means any of the following:

              (i) any reduction in title or a material adverse
                  change in the Executive's responsibilities or authority which are inconsistent with, or the assignment to the Executive of duties inconsistent with, the Executive's status as Chairman, Chief Executive Officer and President of the Employers;

             (ii) any reassignment of the Executive to a principal office which is more than 30 miles from the Executive's principal office in Lancaster, Pennsylvania;

            (iii) any removal of the Executive from office except for any termination of the Executive's employment under the provisions of Section 5(a) or (d);

            (iv) any reduction in the Executive's annual Base Salary as in effect on the date hereof or as the same may be increased from time to time;

             (v) any failure by the Employers to provide the Executive with benefits at least as favorable as those enjoyed by the Executive under any of the pension or welfare plans (as such terms are defined in ERISA Section 3) of the Employers in which the Executive is participating on the date of this Agreement, or the taking of any action that would materially reduce any of such benefits, unless the change is part of a change applicable in each case to employees generally; and

             (vi) any material breach of this Agreement by the Employers which is not cured within 30 days after receipt of a written notice of such breach from the Executive.

         (e) Change in Control Defined. For purposes of this Agreement, the term "Change in Control" means any of the following:

           (i) any "person" (as such term is used in Sections 13(d) and 14(d)(2) of the Securities and Exchange Act of 1934 (the "Exchange Act")), other than the Employers, a subsidiary of the Employers, an employee benefit plan of the Employers, or a subsidiary of the Employer (including a related trust), becomes the beneficial owner (as determined pursuant to Rule 13d-3 under the Exchange Act), directly or indirectly of securities of the Employers representing more than 20% of the combined voting power of the Employers' then outstanding securities;

          (ii) the occurrence of, or execution of an agreement providing for, a sale of all or substantially all of the assets of the Employers to an entity which is not a direct or indirect subsidiary of the Employers;

         (iii) the occurrence of, or execution of an agreement providing for, a reorganization, merger, consolidation or similar transaction involving the Employers unless

                 (A) the shareholders of the Corporation immediately
                     prior to the consummation of any transaction will initially own securities representing a majority of the voting power of the surviving or resulting corporation, and
                 (B) the directors of the Employers immediately prior
                     to the consummation of such transaction
                     will initially represent a majority of the directors of the surviving or resulting corporation; or

           (iv) any other event which is at any time irrevocably designated as a "Change in Control" for purposes of this Agreement by resolution adopted by a majority of the then non-employee directors of the Employers.

7.Rights in Event of Certain Termination of Employment. In the event that the Executive resigns from employment for Good Reason (including termination following a Change in Control under Section 6(c) herein), by delivery of a Notice of Termination or other permitted notice to the Employers, or the Executive's employment is terminated by the Employers without Cause, the Executive will be entitled to receive the amounts and benefits set forth in this section.

    a. Basic Payments. The Executive will be paid an amount equal to 2.99 times the Base Amount. "Base Amount" shall mean an amount equal to the average annual compensation payable by the Employers to the Executive and includable by the Executive in gross income for the most recent five (5) taxable years, or such shorter period as the Executive shall have been employed by the Employers, ending before (i) the date on which the Change of Control occurred (if a Change of Control has occurred and the Executive's average annual compensation has declined since the Change of Control) or (ii) the date of termination of employment
(if a Change of Control has not occurred or the Executive's average annual compensation has increased since a Change of Control). The Executive at his election, will be paid the Base Amount in either (A) 36 equal monthly installments (without interest), beginning 30 days following the date of termination of employment or
(B) a lump sum equal to the present value of the amounts payable under this subsection 30 days following the date of termination of employment. For purposes of the preceding sentence, present value will be determined by using the short-term applicable federal rate under Section 1274 of the Internal Revenue Code of 1986, as amended (the "Code"), in effect on the date of termination of employment. For purposes of this subsection, to the extent necessary, base salary and bonuses with any predecessor of the Employers or an affiliate thereof shall be taken into account.

    b. Supplemental Payment in Lieu of Certain Benefits. In lieu of continued pension, welfare and other benefits, a lump sum cash payment of 25% of the above Basic Payments will be paid to the Executive within 30 days following the date of termination of employment.

    c. Stock Options. Upon a Change in Control (as such term is defined in Section 6(d) herein), all options theretofore granted to the Executive by the Corporation and not previously exercisable shall become fully exercisable to the same extent and in the same manner as if they had become exercisable by passage of time or by virtue of the Company achieving certain performance objectives in accordance with the relevant provisions of any plan and any agreement.

    d. Section 280G. Notwithstanding any other provisions of this Agreement or any other agreement entered into by the Executive and the Employers ("Other Agreement"), and notwithstanding any formal or informal plan or other arrangement heretofore or hereafter adopted by the Company for the direct or indirect provision of compensation to the Executive (including groups of participants or beneficiaries of which the Executive is a member), whether or not such compensation is deferred, is in cash, or is in the form of a benefit to or for the Executive (a "Benefit Plan"), the Executive shall not have any right to receive any payment or other benefit under this Agreement, any Other Agreement, or any Benefit Plan if such payment or benefit, taking into account all other payments or benefits to or for the Executive under this Agreement, all Other Agreements, and all Benefit Plans, would cause any payment to the Executive under this Agreement to be considered a "parachute payment" within the meaning of Section 280G of the Code as then in effect (a "Parachute Payment"). In the event that the receipt of any such payment or benefit under this Agreement, any Other Agreement, or any Benefit Plan would cause the Executive to be considered to have received a Parachute Payment under this Agreement, then the Executive shall have the right, in the Executive's sole discretion, to designate those payments or benefits under this Agreement, any Other Agreements and/or any Benefit Plans, which should be reduced or eliminated so as to avoid having the payment to the Executive under this Agreement to be deemed to be a Parachute Payment.

8. Expiration of Agreement. In the event this Agreement expires by its terms in accordance with the provisions of Section 4(b) and the Executive's employment thereafter terminates prior to the attainment of age 65 and other than for Cause, the Employers will pay or cause to be paid to him, in one lump sum within 30 days following termination, an amount equal to
1.5 times the Base Amount.

9. Covenant Not to Compete.

    a. The Executive hereby acknowledges and recognizes the highly competitive nature of the business of the Employers and accordingly agrees that, during and for the applicable period set forth in Subsection (c), the Executive will not:

     (i) be engaged, directly or indirectly, either for his own account or as agent, consultant, employee, partner, officer, director, proprietor, investor (except as an investor owning less than 5% of the stock of a publicly owned company) or otherwise of, any person, firm, corporation, or enterprise engaged, in (A) the banking or financial services industry, or (B) any other activity in which the Employers or any of their subsidiaries are engaged during the Employment Period, in any county in which, at any time during the Employment Period or at the date of termination of the Executive's employment, a branch, office or other facility of the Employers or any of their subsidiaries are located, or in any county contiguous to such a county, including contiguous counties located outside of the Commonwealth of Pennsylvania (the "Non-Competition Area"); and

    (ii) provide financial or other assistance to any person, firm, corporation, or enterprise engaged in (A) the banking or financial services industry, or (B) any other activity in which the Employers or any of their subsidiaries are engaged during the Employment Period, in the Non-Competition Area.

    b. It is expressly understood and agreed that, although the Executive and the Employers consider the restrictions contained in Subsection (a) reasonable for the purpose of preserving the Employers and their subsidiaries their goodwill and other proprietary rights, if a final judicial determination is made by a court having jurisdiction that the time or territory or any other restriction contained in Subsection (a) is an unreasonable or otherwise unenforceable restriction against the Executive, the provisions of Subsection (a) will not be rendered void but will be deemed amended to apply as to such maximum time and territory and to such other extent as such court may judicially determine or indicate to be reasonable.

    c. The provisions of this section will be applicable commencing on the date of this Agreement and ending as follows:

     (i) three years in the case of termination by the Employers for Cause under Section 5(a) or voluntary termination by the Executive without Good Reason under Section 5(c) provided, however, that this clause will not apply in the event Executive's termination of employment occurs following a Change in Control;

    (ii) one year following the termination of Executive's employment, in the case of termination without Cause by the Employers under
          Section 5(b) or termination by the Executive under Section 6(c); or

   (iii)  in all other cases, the date of Executive's termination of employment.

10. Confidentiality. As used in this section, the term "Confidential Information" means any and all information regarding the organization, business or finances of the Employers or any of their subsidiaries and affiliates, including, but not limited to, any and all business plans and strategies, financial information, proposals, reports, marketing plans and information, cost information, customer information, claims history and experience data, sales volume and other sales statistics, personnel data, pricing information, concepts and ideas, information respecting existing and proposed investments and acquisitions, and information regarding customers and suppliers, but the term "Confidential Information" will not include information which, (i) becomes generally publicly available other than as a result of disclosure thereof by the Executive, or (ii) comes into the Executive' possession free of any restrictions on its use or disclosure and from a source other than the Employers or any of their subsidiaries or affiliates.

  b. The Executive acknowledges and agrees that his employment by the Bank will afford him an opportunity to acquire Confidential Information and that the misappropriation or disclosure of any Confidential Information would cause irreparable harm to the Bank and its subsidiaries and affiliates.

  c. During the Employment Period and thereafter, the Executive will not use for the benefit of anyone other than the Employers and their subsidiaries and affiliates or disclose any of the Confidential Information for any reason or purpose whatsoever except to authorized representative of such business entities or as directed or authorized by the Employers.

   d. With respect to those items of Confidential Information which constitute trade secrets under applicable law, the Executive's obligations of confidentiality and nondisclosure as set forth in this section will continue and survive after the Employment Period as provided in Subsection (c) to the greatest extent permitted by applicable law.

   e. The Executive will not remove any records, documents or any other tangible items (excluding the Executive's personal property) from the premises of the Employers or their subsidiaries or affiliates, in either original or duplicate form, except as needed in the ordinary course of performing services hereunder.

   f. Upon termination of this Agreement, the Executive will immediately surrender to the owner thereof all documents in his possession, custody or control embodying the Confidential Information or any part thereof and will not thereafter remove the same from the premises on which it is located.

11. Remedies. Executive acknowledges and agrees that the remedy at law of the Bank for a breach or threatened breach of any of the provisions of
Section 9 or 10 would be inadequate and, in recognition of this fact, in the event of a breach or threatened breach by the Executive of any of the provisions of Section 9 or 10, it is agreed that, in addition to the remedy at law, the Employers will be entitled to, without posting any bond, and the Executive agrees not to oppose any request of the Employers for, equitable relief in the form of specific performance, a temporary restraining order, a temporary or permanent injunction, or any other equitable remedy which may then be available. Nothing herein contained will be construed as prohibiting the Employers from pursuing any other remedies available to them for such breach or threatened breach.

12. Arbitration. The Employers and Executive recognize that, in the event a dispute should arise between them concerning the interpretation or implementation of this Agreement, lengthy and expensive litigation will not afford a practical resolution of the issues within a reasonable period of time. Consequently, each party agrees that all disputes, disagreements and questions of interpretation concerning this Agreement are to be submitted for resolution to the American Arbitration Association ("Association") in Lancaster, Pennsylvania. The Employers, or Executive, may initiate an arbitration proceeding at any time by giving notice to the others in accordance with the rules of the Association.
The Association will designate a single arbitrator to conduct the proceeding, but the Employers, and the Executive, may, as a matter of right, require the substitution of a different arbitrator chosen by the Association. Each such right of substitution may be exercised only once. The arbitrator will not be bound by the rules of evidence and procedure of the courts of the Commonwealth of Pennsylvania but will be bound by the substantive law applicable to this Agreement. The decision of the arbitrator, absent fraud, duress, incompetence or gross and obvious error of fact, will be final and binding upon the parties and will be enforceable in courts of proper jurisdiction. Following written notice of a request for arbitration, the Employers and the Executive, will be entitled to an injunction restraining all further proceedings in any pending or subsequently filed litigation concerning this Agreement, except as otherwise provided herein.

13. Attorney's Fees and Costs. If any action at law or in equity is necessary to enforce or interpret the terms of this Agreement, the prevailing party shall be entitled to reasonable attorney's fees, costs, and necessary disbursements in addition to any other relief that may be proper; provided, however, that the Executive shall not be responsible for the Employers' attorney's fees and costs if the Executive's action is brought in good faith.

14. Indemnification. The Employers will indemnify the Executive, to the fullest extent permitted under Pennsylvania and federal law, with respect to any threatened, pending or completed legal or regulatory action, suit or proceeding brought against him by reason of the fact that he is or was a director, officer, employee or agent of the Employers, or is or was serving at the request of the Employers as a director, officer, employee or agent of another person or entity. To the fullest extent permitted by Pennsylvania and federal law, the Employers will, in advance of final disposition, pay any and all expenses incurred by the Executive in connection with any threatened, pending or completed legal or regulatory action, suit or proceeding with respect to which he may be entitled to indemnification hereunder. The Employers will use their best efforts to obtain insurance coverage for the Executive under a policy covering directors and officers thereof against litigation, arbitrations and other legal and regulatory proceedings; provided, however, that nothing herein is to be construed as requiring such action if the Boards of Directors of the Employers determine that such insurance coverage cannot be obtained at commercially reasonable rates.

15. Notices. Any notice required or permitted to be given under this Agreement will, to be effective hereunder, be given to the Employers, in the case of notices given by the Executive, and will, to be effective hereunder, be given by the Employers, in the case of notices given to the Executive. Any such notice will be deemed properly given if in writing and if mailed by registered or certified mail, postage prepaid with return receipt requested, to the residence of the Executive, in the case of notices to the Executive, and to the respective principal offices of the Employers, in the case of notices to the Employers.

16. Waiver. No provision of this Agreement may be modified, waived, or discharged unless such waiver, modification, or discharge is agreed to in writing and signed by the Executive and executive officers of the Employers, each such officer specifically designated by the Boards of Directors of the Employers, respectively. No waiver by any party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party will be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time.

17. Assignment. This Agreement is not assignable by any party hereto; the Employers provided, however, that the Employers may assign their rights hereunder, including, without limitation, the restrictive covenants in Sections 9 and 10, to any successor in interest to the respective businesses of the Employers.

18. Entire Agreement. This Agreement contains the entire agreement of the parties relating to the subject matter of this Agreement and, in accordance with the provisions of Section 26, supersedes any prior agreement of the parties.

19. Successors; Binding Agreement.
   a. The Employers will require any successor
(whether direct or indirect, by purchase, merger, consolidation, or otherwise) to all or substantially all of the business and/or assets of the Employers to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Employers would be required to perform it if no such succession had taken place. Failure by the Employers to obtain such assumption and agreement prior to the effectiveness of any such succession will constitute a material breach of this Agreement. As used in this Agreement, "the Employers" means the Employers as herein before defined and any successor to the business and/or assets of the Employers as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

   b. This Agreement will inure to the benefit of and be enforceable by the Executive's personal or legal representatives, executors, administrators, heirs, distributees, devisees, and legatees.
If the Executive should die while any amount is payable to the Executive under this Agreement if the Executive had continued to live, all such amounts, unless otherwise provided herein, will be paid in accordance with the terms of this Agreement to the Executive's devisee, legatee, or other designee, or, if there is no such designee, to the Executive's estate.

20. No Mitigation or Offset. The Executive will not be required to mitigate the amount of any payment provided for in this Agreement by seeking employment or otherwise; nor will any amounts or benefits payable or provided hereunder be reduced in the event he does secure employment, except as otherwise provided herein.

21. Validity. The invalidity or unenforceability of any provisions of this Agreement will not affect the validity or enforceability of any other provision of this Agreement, which will remain in full force and effect.

22. Applicable Law. Except to the extent preempted by federal law, this Agreement will be governed by and construed in accordance with the domestic internal law of the Commonwealth of Pennsylvania.

23. Number. Words used herein in the singular will be construed as being used in the plural, as the context requires, and vice versa.

24. Headings. The headings of the sections and subsections of this Agreement are for convenience only and will not control or affect the meaning or construction or limit the scope or intent of any of the provisions of this Agreement.

25. References to Entities. All references to the Employers will be deemed to include a reference to the Employers and/or the Corporation, individually or collectively, as appropriate in the relevant context.

26. Effective Date; Termination of Prior Agreement. This Agreement will become effective immediately upon the execution and delivery of this Agreement by the parties hereto. Upon the execution and delivery of this Agreement, any prior agreement relating to the subject matter hereof, including without limitation the 1983 Agreement, will be deemed automatically terminated and be of no further force or effect.

27. Withholding For Taxes. All amounts and benefits paid or provided hereunder will be subject to withholding for taxes as required by law.

28. Individual Agreement. This Agreement is an agreement solely between and among the parties hereto. It is intended to constitute a nonqualified unfunded arrangement for the benefit of a key management employee and will be construed and interpreted in a manner consistent with such intention.

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