Form 10-K/A
period 1999-12-31
STERLING FINANCIAL CORP /PA/
filed 2000-04-26
CIK 811671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-K/A

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

Documents Incorporated by Reference

Not Applicable
                  Sterling Financial Corporation
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

     Item 13. Certain Relationships and Related Transactions....... 86

   Part IV

     Item 14. Exhibits, Financial Statement Schedules and Reports
              on Form 8-K.......................................... 87

   Signatures...................................................... 90

                              PART I

     The management of Sterling Financial Corporation has made forward-looking statements in this annual report on Form 10-K/A. These forward-looking statements may be subject to risks and uncertainties.
Forward-looking statements include
the information concerning possible or assumed future results of operations of Sterling Financial Corporation and its subsidiaries, Bank of Lancaster County, N.A., Northeast Bancorp, Inc., The First National Bank of North East, T&C Leasing, Inc. Sterling Mortgage Services, Inc. and Town & Country, Inc. When words such as "believes", "expects", "anticipates" or similar expressions occur in this annual report, management is making forward-looking statements.

     Shareholders should note that many factors, some of which are discussed elsewhere in this annual report, could affect the future financial results of Sterling Financial Corporation and its subsidiaries, both individually and collectively, and could cause those results to differ materially from those expressed in the forward-looking statements contained in this annual report on Form 10-K/A. These factors include the following:

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

     Readers should consider all references to "Form 10-K" in this document to refer to this annual report on Form 10K/A.
Item 1 - Business

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

     Under the Federal Deposit Insurance Corporation Insurance Act, the federal banking agencies have specified, by regulation, the levels at which an insured institution is considered "wellcapitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under these regulations, an institution is considered "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any order or written directive to meet and maintain a specific capital level. Sterling and the subsidiary banks, at December 31, 1999, qualify as "well capitalized" under these regulatory standards.

FDIC Insurance

     The subsidiary banks are subject to Federal Deposit Insurance Corporation assessments. The FDIC has adopted a risk-related premium assessment system for both the Bank Insurance Fund for banks and the Savings Association Insurance Fund for savings associations. Under this system, FDIC insurance premiums are assessed based on capital and supervisory measures.

     Under the risk-related premium assessment system, the FDIC, on a semiannual basis, assigns each institution to one of three capital groups, well capitalized, adequately capitalized, or undercapitalized, and further assigns such institution to one of three subgroups within a capital group corresponding to the FDIC's judgment of its strength based on supervisory evaluations, including examination reports, statistical analysis, and other information relevant to gauging the risk posed by the institution. Only institutions with a total risk-based capital to risk-adjusted assets ratio of 10% or greater, a Tier 1 capital to risk-adjusted assets ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater, are assigned to the well capitalized group.

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

     In addition to its main office located at 14 South Main Street, North East, Maryland, The First National Bank of North East operated three additional branches at December 31, 1999. All branches are located in Cecil County. All properties are owned in fee by the bank, free and clear of encumbrances.

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

(Dollars in thousands, except per share data)

  Years Ended                   1999         1998        1997       1996        1995
Results of Operations:
 Interest income...........$   67,714   $   65,763   $  61,784  $  57,530   $  53,807
 Interest expense...........   29,797       30,215      27,338     24,781      23,140
                               ------       ------      ------     ------      ------
 Net interest income........   37,917       35,548      34,446     32,749      30,667
 Provision for loan losses..      420          956       1,129        540         276
                               ------       ------      ------     ------      ------
 Net interest income after
  provision for loan losses.   37,497       34,592      33,317     32,209      30,391
 Noninterest income.........   29,497       27,193      22,928     19,166      16,246
 Noninterest expenses.......   48,831       45,250      41,120     37,220      33,538
                               ------       ------      ------     ------      ------
 Income before income taxes.   18,163       16,535      15,125     14,155      13,099
 Applicable income taxes....    4,924        4,193       3,969      3,648       3,356
                               ------       ------      ------     ------      ------
   NET INCOME..............$   13,239   $   12,342   $  11,156   $ 10,507   $   9,743
                               ======       ======      ======     ======      ======
 Per Common Share:(1)
  Net income - basic.......$     1.48   $     1.38   $    1.24   $   1.16   $    1.08
  Net income - diluted......     1.48         1.38        1.24       1.16        1.08
  Cash dividends declared(2)      .721         .664        .625       .550        .650
  Book value................    10.08         9.91        9.02       8.34        7.66
  Realized book value (3)...    10.24         9.39        8.70       8.17        7.49
 Average shares outstanding:
   Basic................... 8,912,120    8,922,343   8,997,973  9,082,046   9,041,306
   Diluted..................8,934,945    8,949,086   9,002,026  9,082,143   9,041,306
Ratios:
 Return on average assets..      1.29%        1.29%       1.30%      1.31%       1.34%
 Return on average equity..     14.86%       14.59%      14.23%     14.30%      14.61%
 Return on average
   realized equity (3).....     15.17%       15.23%      14.62%     14.69%      14.87%
 Dividend payout ratio.....     48.05%       46.16%      47.55%     44.62%      56.57%
 Average equity to average
  assets...................      8.69%        8.87%       9.11%      9.17%       9.18%
Financial Condition at
 Year-End:
 Assets....................$1,059,374   $  997,882   $ 915,173  $ 829,283   $ 776,593
 Loans, net................   654,834      584,590     558,737    511,967     459,374
 Deposits..................   892,432      855,056     783,297    707,252     671,418
 Borrowed money............    59,291       35,661      35,312     33,175      23,757
 Stockholders' equity......    90,018       88,191      80,468     75,581      69,821

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

     On January 25, 2000, Sterling entered into an agreement with Hanover Bancorp, Inc., based in Hanover, Pennsylvania, in which Hanover Bancorp would merge with Sterling. Hanover Bancorp is the holding company of Bank of Hanover and Trust Company. It had assets of $504 million at December 31, 1999, and ten full-service offices located in York and Adams County, Pennsylvania. Under the terms of the agreement, Hanover Bancorp shareholders will receive .93 shares of Sterling common stock for each share of Hanover
Bancorp's common stock in a tax-free stock exchange. The merger, which is subject to shareholder and regulatory approvals, is expected to be accounted for as a pooling-of-interests. The transaction is expected to be completed in mid 2000. Bank of Hanover will continue to operate as a separate subsidiary after the merger.

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


Net Interest Income

     The primary component of Sterling Financial Corporation's net earnings is net interest income, which is the difference between interest and fees earned on interest earning assets and interest paid on deposits and borrowed funds. For presentation and analytical purposes, net interest income is adjusted to a taxable equivalent bases. For purposes of calculating yields on tax-exempt interest income, the taxable equivalent adjustment equates tax-exempt interest rates to taxable interest rates as noted in Table 1. Adjustments are made using a statutory federal tax rate of 35% for 1999, 1998 and 1997.

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

Table 1 - Distribution of Assets, Liabilities and Stockholders' Equity
          Interest Rates and Interest Differential-Tax Equivalent Yields
                                    (Unaudited)
                                                     Years ended December 31,
                                      1999                      1998                      1997
                           Average           Annual  Average           Annual  Average           Annual
                           Balance  Interest  Rate   Balance  Interest  Rate   Balance  Interest  Rate
Assets:
Federal funds sold........$   17,871 $   891  4.98% $  22,967 $  1,243   5.41% $ 13,600 $    770  5.66%
                            --------  ------  -----   -------   ------  ------  -------   ------ ------
Securities:
  U.S. Treasury securities.   29,807   1,720  5.77%    32,581    1,910   5.86%   28,330    1,679  5.93%
  U.S. Government agencies.   52,171   3,232  6.19%    43,630    2,682   6.15%   43,193    2,771  6.42%
  State and municipal
   securities..............   82,195   6,194  7.54%    70,469    5,395   7.66%   62,775    4,941  7.87%
  Other securities.........   95,496   5,758  6.03%    87,814    5,374   6.12%   67,360    4,166  6.18%
                            --------  ------  -----   -------   ------  ------  -------   ------ ------
Total securities...........  259,669  16,904  6.51%   234,494   15,361   6.55%  201,658   13,557  6.72%
                            --------  ------  -----   -------   ------  ------  -------   ------ ------
Loans:
  Commercial...............  319,407  27,101  8.48%   303,826   26,858   8.84%  274,738   24,913  9.07%
  Consumer.................  147,652  12,092  8.19%   137,966   12,097   8.77%  138,675   12,337  8.90%
  Mortgages................   95,568   7,597  7.95%    91,028    7,603   8.35%   84,129    7,164  8.52%
  Leases...................   65,008   6,043  9.30%    55,004    5,238   9.52%   50,811    5,022  9.88%
                           ---------  ------ ------   -------  ------- -------  -------  ------- ------
Total loans................  627,635  52,833  8.42%   587,824   51,796   8.81%  548,353   49,436  9.02%
                           ---------  ------  -----   -------  -------  ------  -------  ------- ------
Total interest earning
  assets...................  905,175  70,628  7.80%   845,285   68,400   8.09%  763,611   63,763  8.35%
                           ---------  ------  -----   -------   ------   -----  -------   ------  -----
Allowance for loan losses..   (8,141)                  (8,335)                   (8,298)
Cash and due from banks....   34,970                   31,708                    29,841
Other assets...............   93,756                   85,294                    75,265
                           ---------                  -------                   -------
Total non interest
  earning assets...........  120,585                  108,667                    96,808
                           ---------                  -------                   -------
Total assets..............$1,025,760 $70,628         $953,952 $ 68,400         $860,419  $63,763
                          ========== =======         ========  =======          =======  =======
Liabilities and Stockholders' Equity
Interest bearing liabilities:
  Demand deposits.........$  321,769 $ 7,279  2.26%  $302,062 $   7,562  2.50% $280,197  $ 7,205  2.57%
  Savings deposits........    70,733   1,223  1.73%    73,082     1,580  2.16%   73,549    1,638  2.23%
  Time deposits...........   363,872  18,699  5.14%   340,969    19,089  5.60%  285,191   16,093  5.64%
  Other borrowed funds....    43,022   2,596  6.03%    31,550     1,984  6.29%   35,317    2,402  6.80%
                           ---------  ------  -----   -------  -------- ------ --------  ------- ------
Total interest bearing
 liabilities..............   799,396  29,797  3.73%   747,663    30,215  4.04%  674,254   27,338  4.05%
                           ---------  ------  -----   -------  -------- ------ --------  ------- ------
Demand deposits ..........   113,208                   98,957                    87,248
Other liabilities.........    24,046                   22,729                    20,527
Stockholders' equity......    89,110                   84,603                    78,390
                           ---------                  -------                  --------
Total liabilities and
 stockholders' equity.....$1,025,760 $29,797         $953,952  $ 30,215        $860,419  $27,338
                          ========== =======         ========  ========        ========  =======
Interest rate spread.......                   4.07%                      4.05%                    4.30%
                                              =====                      =====                    =====
Net interest income/
 Average earning assets....          $40,831  4.51%            $ 38,185  4.52%           $36,425  4.77%

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

                              1999 Versus 1998                  1998 Versus 1997
                              Increase (Decrease)               Increase (Decrease)
                               Due to Changes in                 Due to Changes in
                         Volume       Rate        Total     Volume       Rate        Total
Interest income:
 Federal funds sold.....$   (276) $     (76)    $  (352)   $   530    $    (57)   $    473
 Securities.............   1,649       (106)      1,543      2,206        (402)      1,804
 Loans..................   3,507     (2,470)      1,037      3,577      (1,217)      2,360
                         -------    -------      ------     ------     -------     -------
Total interest income...   4,880     (2,652)      2,228      6,313      (1,676)      4,637
                         -------    -------      ------     ------     -------     -------
Interest expense:
 Interest-bearing demand$    494       (777)       (283)       562        (205)        357
 Savings deposits.......     (51)      (306)       (357)       (11)        (47)        (58)
 Time deposits..........   1,282     (1,672)       (390)     3,148        (152)      2,996
 Borrowed funds.........     721       (109)        612       (256)       (162)       (418)
                         -------    -------      ------    -------     -------     -------
Total interest expense..   2,446     (2,864)       (418)     3,443        (566)      2,877
                         -------    -------      ------    -------     -------     -------
Net interest income..... $ 2,434   $    212    $  2,646    $ 2,870    $ (1,110)   $  1,760
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

Noninterest Income

Table 3 - Noninterest Income

                                            1999/1998               1998/1997
                                             Increase                Increase
                                            (Decrease)              (Decrease)
                                   1999   Amount     %     1998   Amount    %      1997
Income from fiduciary activities.$  2,349  $  470   25.0% $ 1,879 $   366   24.2% $ 1,513
Service charges on deposit
   accounts.......................  3,380     167    5.2%   3,213      18    0.6%   3,195
Other service charges, commissions
   and fees.......................  1,978      84    4.4%   1,894     438   30.1%   1,456
Mortgage banking income...........  1,291    (520) (28.7%)  1,811     506   38.8%   1,305
Income from sale of credit card
   portfolio......................   ---   (1,338)(100.0%)  1,338   1,338  100.0%    ---
Rental income on operating leases. 18,469   2,504   15.7%  15,965   2,348   17.2%  13,617
Other operating income............  1,200     107    9.8%   1,093    (534) (32.8%)  1,627
Securities gains..................    830     830  100.0%    ---     (215)(100.0%)    215
                                   ------  ------  ------  ------  ------  ------  ------
Total............................$ 29,497  $2,304    8.5% $27,193 $ 4,265   18.6% $22,928
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

     The economic conditions within Sterling's market area remained healthy in 1999. The unemployment rate for Lancaster County, Pennsylvania and Cecil County, Maryland, Sterling's primary market area, both remained below 4%. In fact, Lancaster County has now had an unemployment rate of less than 3% for 24 consecutive months. Additionally, reasonably low interest rates, a continuing strong economy and minimal inflation resulted in a record number of sales of existing homes.

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

Table 9 - Nonaccrual, Past Due and Restructured Loans

     The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans:

                                                    December 31,
                              1999         1998        1997         1996        1995
Nonaccrual loans........... $   325     $    908    $  1,314     $  1,193     $  1,386
Accruing loans, past due
  90 days or more.........      751          654       1,269          752          369
Restructured loans........    1,961        1,993       2,105         ---          ---
                            -------     --------    --------     --------     --------
Total non-performing loans.   3,037        3,555       4,688        1,945        1,755
Other real estate owned....     163          180         341           81          252
                            -------     --------    --------     --------     --------
Total non-performing assets $ 3,200     $  3,735    $  5,029     $  2,026     $  2,007
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

      Net charge-offs over the last three years were $316,000,
$1,028,000 and $1,246,000 for the years ended December 31, 1999,
1998 and 1997.  The decrease in net charge-offs was a direct result of a strong economy, the tightening of certain underwriting criteria in 1997 and 1998 along with strong collection efforts in all loan portfolios. Additionally, the significant improvements in the consumer loan portfolio were partially the result of Sterling selling
its credit card portfolio in 1998, which consistently had higher delinquencies and charge-offs than the remainder of the consumer loan portfolio. As a result, similar improvements were noted in the allowance for loan losses as a percent of non-performing loans, which increased from 173.7% in 1997, to 227.0% in 1998, to 269.1% in
1999.   Finally, loan delinquencies as a percent of loans outstanding declined to .31% at December 31, 1999, well below the levels of Sterling's peer group.

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

     As mentioned previously, Sterling sold its credit card portfolio in 1998, which resulted in a significant improvement in net charge-offs within the consumer loan portfolio. The sale of the credit card portfolio combined with increased collection efforts also resulted in a decline in the consumer loan delinquencies. As a result, the allocation of the allowance for loan losses for the consumer loan portfolio has declined since the 1997 allocation, and has remained at approximately .51% of the related loan balance as of December 31, 1999 and 1998.

     The increase in the reserve allocation related to the lease portfolio from 1998 to 1999 is a direct result of the growth in this portfolio, as well as an increase in problem credits within this portfolio. However, the 1999 reserve allocation as a percent of average loans outstanding remains below the 1995-1997 levels, consistent with the decrease in net charge-offs and lower delinquency ratios.

      Over the past several years, the allowance for loan losses to outstanding loans has declined. Similarly, the unallocated portion of the allowance for loan losses has also shown a steady decline, both in the dollar amount and as a percent of the total reserve.
The unallocated portion totaled $1,070,000 at December 31, 1999,
or 13.1% of the allowance for loan losses balance.   These trends are closely
related to improvements in asset quality ratios, including the following:

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
                                                   =======    =======

Borrowings

     As of December 31, 1999, short-term borrowings totaled $25.0 million, an increase of $23.4 million from the December 31, 1998 balance of $1.6 million. Long-term debt remained at approximately $34 million. The primary reason for the significant increases in short-term borrowings is due to management's decision to fund its growth in its finance and operating lease portfolios through short-term borrowings. The short-term borrowings have floating interest rates primarily indexed to federal funds or the 30 day LIBOR rate. Management turned to short-term borrowings as a source of funds in order to effectively manage interest rate risk. Typically, long-term borrowings have maturities of 3 years. During 1999, the 3 year U.S.
Treasury yield rose at a faster rate than the federal funds borrowing rate and LIBOR. As a result, management elected to fund a portion of its lease operating activities through short-term borrowings in order to capitalize on the disparity in rates offered.

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

     In October 1998, the FASB issued Statement No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, which became effective for Sterling on January 1, 1999. This statement requires that after the securitization of mortgage loans, the classification of the resulting mortgage-backed securities be based on the ability and intent to sell or hold the securities. Sterling does not presently securitize its mortgage loans sold into mortgage-backed securities, and as such, the impact of this standard had no effect on Sterling's financial condition or results of operations.

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

               STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
                Years Ended December 31, 1999, 1998 and 1997
                                                                                       Accumulated
                                                Shares                                    Other
                                                Common    Common    Capital   Retained Comprehensive Treasury
                                                 Stock     Stock    Surplus   Earnings    Income     Stock    Total
(Dollars in thousands)
Balance,January 1,1997,as previously reported..6,922,449  $ 34,612  $ 14,028  $ 26,421   $ 1,571   $ (436)  $76,196
Effect of restatement-See Note 2 ..............                                   (592)      (24)              (616)
                                               ---------  --------  --------  --------   -------   -------  -------
Balance, January 1, 1997.......................6,922,449  $ 34,612  $ 14,028  $ 25,829   $ 1,547   $ (436)  $75,580
  Comprehensive income:
     Net income................................                                 11,156                       11,156
     Change in net unrealized gain (loss)
      on securities AFS, net of reclassification
      adjustment and tax effects...............                                            1,300              1,300
        Total comprehensive income.............                                                              12,456
  Cash dividends declared......................                                 (5,305)                      (5,305)
  Purchase of treasury stock (121,751 shares)..                                                     (3,302)  (3,302)
  Issuance of treasury stock
     Dividend reinvestment plan (55,868 shares)                           (4)                        1,434    1,430
     Directors' compensation plan (1,600 shares)                                                        41       41
  Stock transactions of pooled entity..........   (37,499)    (187)     (106)     (139)                        (432)
                                                ---------  -------   -------   -------   -------   -------   ------
Balance, December 31, 1997......................6,884,950   34,425    13,918    31,541     2,847    (2,263)  80,468
  Comprehensive income:
     Net income.......................                                          12,342                       12,342
     Change in net unrealized gain (loss)
      on securities AFS, net of reclassification
      adjustment and tax effects................                                           1,820              1,820
        Total comprehensive income..............                                                             14,162
  Common stock issued...........................    4,528       23        60                                     83
  Stock dividend issued- 5% common stock,
       including cash paid in lieu of fractional
       shares (231,424 shares including 79,332
       shares of treasury stock)................  263,917    1,319     9,073   (12,600)              2,168      (40)
  Cash dividends declared.......................                                (5,697)                      (5,697)
  Purchase of treasury stock (70,260 shares)....                                                    (2,492)  (2,492)
  Issuance of treasury stock
     Dividend reinvestment plan (36,448 shares).                         301                         1,080    1,381
     Employee stock plan (7,414 shares).........                          73                           190      263
     Directors' compensation plan (2,000 shares)                          18                            79       97
     Stock options (1,400 shares)...............                         (20)                           53       33
   Stock transactions of pooled entity.........    (4,714)    (24)       (43)                                   (67)
                                               ---------- -------    -------   --------   -------  -------  -------
Balance, December 31, 1998..................... 7,148,681  35,743     23,380     25,586     4,667   (1,185)  88,191
  Comprehensive income:
     Net income................................                                  13,239                      13,239
     Change in net unrealized gain (loss)
      on securities AFS, net of reclassification
      adjustment and tax effects...............                                            (6,115)           (6,115)
        Total comprehensive income.............                                                               7,124
  Cash dividends declared......................                                  (6,361)                     (6,361)
  5-for-4 stock split effected in the form of
    a 25% stock dividend....................... 1,786,107   8,931     (8,931)       (32)                        (32)
  Issuance of treasury stock
      Dividend reinvestment plan (26,248 shares)                          19                          1,007   1,026
      Directors' compensation plan (2,000 shares)                         (6)                            74      68
      Stock options (80 shares)................                           (1)                             3       2
                                               ---------- -------   --------    --------  -------   ------- -------
 Balance, December 31, 1999.................... 8,934,788 $44,674    $14,461     $32,432  $(1,448)  $  (101)$90,018
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

     Earnings per common share for the years ending December 31, 1999, 1998 and 1997 have been computed based on the following:

                                                  1999       1998       1997

  Net income available to common stockholders..$  13,239  $  12,342  $  11,156
                                                --------   --------   --------
  Average number of shares outstanding.........8,912,120  8,922,343  8,997,973

  Effect of dilutive stock options.............   22,825     26,743      4,053
                                               ---------  ---------  ---------
  Average number of shares outstanding used to
   calculate diluted earnings per common share.8,934,945  8,949,086  9,002,026
                                               =========  =========  =========

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

     Accordingly, the accompanying consolidated financial statements have been restated to reflect the impact of the adjustments Sterling has made due to the interpretations of accounting principles related to loan and lease origination costs, investments in affordable housing projects, director deferred compensation arrangements and income taxes.

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
                                          ======    ======    ======

     The effective income tax rates for financial purposes are less than the federal statutory rate of 35% for the years ended December 31, 1999, 1998 and 1997 for reasons shown as follows:

                                           1999       1998       1997
 Federal statutory income tax rate......    35.0%      35.0%      35.0%
 Tax exempt interest income.............   (10.5%)    (10.4%)     (8.5%)
 Disallowed interest expense............     1.2%       1.3%       1.0%
 Low-income housing credits.............    (1.2%)     (1.3%)     (1.3%)
 State tax, net of federal tax benefit..     0.9%       0.7%       0.8%
 Other, net.............................     1.7%       0.1%      (0.8%)
                                          ------     ------     ------
 Effective tax rates....................    27.1%      25.4%      26.2%
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
                                                 =======    =======

     A subsidiary of Sterling has generated net operating loss carryforwards in numerous states, the most significant of which totals $5,634,000 and expires through the year 2009.

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

     Sterling and its banking subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies.
Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Sterling and the banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Sterling and its banking subsidiaries must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and reclassifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

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

     As of December 31, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized the banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, institutions must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as forth in the following tables. There are no conditions or events since the notification that management believes have changed the banks' category.

     Sterling's and the banks' actual capital amounts and ratios as of
December 31, 1999 and 1998 are as follows:
                                                                      Minimum
                                                                     To Be Well
                                                                    Capitalized
                                                                    Under Prompt
                                                                     Corrective
                                                   Minimum Capital     Action
                                       Actual        Requirement     Provisions
                                    Amount   Ratio  Amount  Ratio  Amount  Ratio
 December 31, 1999
  Total capital to risk weighted
   assets:
   Sterling (consolidated).........$ 97,667  11.1% $ 70,091  8.0% $   n/a   n/a
   Bank of Lancaster County, N.A.... 86,276  10.5%   65,882  8.0%   82,353 10.0%
   First National Bank of North East  8,481  14.5%    4,677  8.0%    5,846 10.0%
  Tier 1 capital to risk weighted
   assets:
   Sterling (consolidated).........$ 89,491  10.2% $ 35,045  4.0% $   n/a   n/a
   Bank of Lancaster County, N.A.... 78,537   9.5%   32,941  4.0%   49,412  6.0%
   First National Bank of North East  8,046  13.8%    2,338  4.0%    3,507  6.0%
  Tier 1 capital to average assets:
   Sterling (consolidated).........$ 89,491   8.5% $ 42,293  4.0% $   n/a   n/a
   Bank of Lancaster County, N.A.... 78,537   8.1%   38,773  4.0%   48,466  5.0%
   First National Bank of North East  8,046   9.2%    3,491  4.0%    4,364  5.0%

December 31, 1998
  Total capital to risk weighted
   assets:
   Sterling (consolidated).........$ 90,311  11.5% $ 63,079  8.0% $   n/a   n/a
   Bank of Lancaster County, N.A.... 80,148  11.2%   57,004  8.0%   71,255 10.0%
   First National Bank of North East  7,368  13.7%    4,292  8.0%    5,365 10.0%
  Tier 1 capital to risk weighted
   assets:
   Sterling (consolidated).........$ 80,619  10.2% $ 31,539  4.0% $   n/a   n/a
   Bank of Lancaster County, N.A.... 70,908  10.0%   28,502  4.0%   42,753  6.0%
   First National Bank of North East 6,916 12.9% 2,146 4.0% 3,219 6.0% Tier 1 capital to average assets:
   Sterling (consolidated).........$ 80,619   8.3% $ 39,032  4.0% $   n/a   n/a
   Bank of Lancaster County, N.A.... 70,907   7.9%   35,792  4.0%   44,740  5.0%
   First National Bank of North East  6,916   8.6%    3,230  4.0%    4,038  5.0%

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

    The following represents the components of net periodic benefit cost for the years ended December 31,1999, 1998 and 1997:

                                                      1999       1998       1997
   Service cost......................................$  683     $  639     $  583
   Interest cost.....................................   698        672        608
   Actual return on assets...........................(1,287)      (918)    (2,208)
   Amortization of unrecognized net transition asset.   (69)       (69)       (69)
   Amortization of unrecognized prior service cost...    (8)        (9)        (9)
   Asset gain or (loss) deferred ....................   294        (44)     1,429
                                                     ------     ------     ------
   Net periodic benefit cost.........................$  311     $  271     $  334
                                                     ======     ======     ======

     The following table sets forth the plan's change in benefit obligation, change in plan assets and funded status at December 31, 1999 and 1998:

Change in Benefit Obligation:                               1999     1998
Benefit obligation at beginning of year..................$ 10,864  $ 9,670
Service cost.............................................     683      639
Interest cost ...........................................     698      672
Actuarial (gain) or loss.................................    (855)     205
Benefits paid............................................    (495)    (322)
                                                          -------  -------
Benefit obligation at end of year........................  10,895   10,864
                                                          -------  -------
Change in Plan Assets:
Fair value of plan assets at beginning of year...........  11,150   10,554
Actual return on plan assets.............................   1,287      918
Employer contribution ...................................     726     ---
Benefits paid ...........................................    (495)    (322)
                                                          -------  -------
Fair value of plan assets at end of year ................  12,668   11,150
                                                          -------  -------

Funded status ...........................................   1,773      286
Unrecognized net (gain) or loss .........................  (1,594)    (445)
Unrecognized net transition (asset) or obligation .......    ---       (69)
Unrecognized prior service cost .........................     (94)    (102)
                                                          -------  -------
Prepaid (accrued) benefit cost .......................... $    85  $  (330)
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

     The First National Bank of North East maintains its own Employee Stock Ownership Plan with 401(k) provisions (KSOP). The plan covers employees who meet the eligibility requirements of having worked 1000 hours in a plan year and have attained the age of 18. Under the Plan, participants are permitted to contribute up to 15% of their compensation. The Bank will match 50% of the participant's contribution up to a maximum 6% of compensation. Additionally, the Bank will make basic contributions for all participants and make additional discretionary contributions determined by the Board of Directors. Employer contributions vest ratably over six years.

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

     The estimated fair values and related carrying or notional amounts of Sterling's financial instruments at December 31, 1999 and 1998 are as follows:

                                                  1999                   1998
                                          ---------------------  -------------------
                                           Carrying     Fair      Carrying    Fair
                                            Amount      Value      Amount    Value
                                          ---------   ---------  ---------  --------
    Financial Assets:
     Cash and cash equivalents............$  52,924   $  52,924   $ 70,546  $ 70,546
     Interest-bearing deposits in banks....   1,009       1,005      3,557     3,557
     Securities held to maturity...........  52,392      52,099     64,755    66,636
     Securities available for sale......... 207,183     207,183    185,953   185,953
     Loans and mortgage loans held for sale 582,057     572,622    533,604   538,768
     Accrued interest receivable...........   6,847       6,847      6,524     6,524

    Financial Liabilities:
     Deposits..............................$892,432   $ 891,810   $855,056  $855,056
     Short-term borrowings.................  25,000      25,000      1,558     1,558
     Long-term debt........................  34,291      33,969     34,103    34,243
     Accrued interest payable..............   4,700       4,700      4,358     4,358

    Off-balance sheet credit related
     financial instruments:
     Commitments to extend credit..........$   (181)   $   (181)  $   (69)  $    (69)
     Standby letters of credit.............    (137)       (137)      (72)       (72)

Note 23 - Condensed Financial Statements of Parent Company

     Financial information pertaining only to Sterling Financial Corporation at December 31, 1999 and 1998 is as follows:

                                                                 As of December 31,
                                                                  1999        1998
Balance Sheets
  Assets
    Cash.......................................................$  1,511    $  1,901
    Securities available-for-sale..............................     681         237
    Investment in:
      Bank subsidiaries........................................  87,121      85,350
      Nonbank subsidiaries.....................................   1,563       1,561
    Other assets...............................................     121          70
                                                               --------     -------
  Total assets.................................................$ 90,997    $ 89,119
                                                               ========    ========

  Liabilities..................................................$    979    $    928

  Stockholders' equity.........................................  90,018      88,191
                                                               --------    --------
  Total liabilities and stockholders' equity...................$ 90,997    $ 89,119
                                                               ========    ========

Statements of Income

                                                   Years Ended December 31,
                                                1999       1998         1997
Income:
   Dividends from banking subsidiaries.......$   5,769    $ 8,289     $ 8,106
   Dividends on securities available-for-sale.      10          6           4
   Gain on securities available-for-sale......      25        ---           4
   Other......................................       3          4           1
                                              --------    -------     -------
     Total income.............................   5,807      8,299       8,115
                                              --------    -------     -------

Operating expenses............................     508        215         210

Income before income taxes and equity
   in undistributed net income                --------    -------     -------
    of subsidiaries...........................   5,299      8,084       7,905
Income tax benefit............................    (111)       (70)        (68)
                                              --------    -------     -------
                                                 5,410      8,154       7,973
Equity in undistributed income of:
   Banking subsidiaries.......................   7,827      4,187       3,183
   Other subsidiaries.........................       2          1         ---
                                              --------    -------     -------
Net income....................................$ 13,239    $12,342     $11,156
                                              ========    =======     =======


  Statements of Cash Flows
                                                        Years Ended December 31,
                                                       1999       1998       1997
  Cash flows from operating activities
  Net income........................................$ 13,239   $ 12,342   $ 11,156
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Equity in undistributed net income
      of subsidiaries...............................  (7,829)    (4,188)    (3,183)
     Gain on sale of securities available-for-sale..     (25)       ---         (4)
     (Increase) decrease in other assets............     (46)        (2)       (17)
     Increase (decrease) in other liabilities.......      75       (117)      (165)
                                                    --------   --------   --------

       Net cash provided by operating activities....   5,414      8,035      7,787
                                                    --------   --------   --------
  Cash flows from investing activities
    Purchase of securities available-for-sale.......    (544)       ---         (9)
    Proceeds from sale of securities
     available-for-sale.............................      37        ---          9
    Investment in non-banking subsidiary ...........     ---     (1,500)       ---
                                                    --------   --------   --------
       Net cash used by investing activities........    (507)    (1,500)       ---
                                                    --------   --------   --------
  Cash flows from financing activities
    Proceeds from issuance of common stock..........     ---         61        ---
    Cash dividends on common stock..................  (6,361)    (5,697)    (5,305)
    Cash paid in lieu of fractional shares..........     (32)       (40)       ---
    Acquisition of treasury stock...................     ---     (2,492)    (3,302)
    Proceeds from issuance of treasury stock........   1,096      1,774      1,471
                                                    --------   --------   --------
       Net cash used in financing activities........  (5,297)    (6,394)    (7,136)
                                                    --------   --------   --------
  Increase (decrease) in cash.......................    (390)       141        651

  Cash
    Beginning of year...............................   1,901      1,760      1,109
                                                    --------   --------   --------
    End of year....................................$   1,511   $  1,901   $  1,760
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

                             PART III

Item 10 - Directors and Executive Officers of the Registrant

     Incorporated by reference is the information appearing under the headings "Information about Nominees and Continuing Directors" and "Executive
Officers" in Exhibit 99, Excerpts from 2000 Annual Meeting Proxy Statement, of this 1999 Annual Report on Form 10-K/A.

Item 11 - Executive Compensation

     Incorporated by reference is the information under the headings "Sterling Financial Corporation Directors' Compensation" and "Executive Compensation" in Exhibit 99, Excerpts from 2000 Annual Meeting Proxy Statement, of this 1999 Annual Report on Form 10-K/A.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

    Incorporated by reference is the information appearing under the headings "Principal Holders" and "Beneficial Ownership of Executive Officers, Directors and Nominees" in Exhibit 99, Excerpts from 2000 Annual Meeting Proxy Statement, of this 1999 Annual Report on Form 10-K/A.

Item 13 - Certain Relationships and Related Transactions

     Incorporated by reference is the information appearing under the heading "Transactions with Directors and Executive Officers" in Exhibit 99, Excerpts from 2000 Annual Meeting Proxy Statement, of this 1999 Annual Report on Form 10-K/A and under "Notes to Consolidated Financial Statements - Note 21 - Related Party Transactions" located elsewhere in this Form 10-K/A.


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

          3(ii) Amended and Restated Bylaws of Sterling Financial Corporation.
                (Incorporated by reference to Exhibit 3(ii) of the Current Report on Form 8-K, filed with the Securities and Exchange Commission, on April 25, 2000.)

           10a Employment Agreement, dated as of July 27, 1999, between Sterling Financial Corporation, Bank of Lancaster County, N.A. and John E. Stefan. (Incorporated by reference to Exhibit
                10.5 of the Form 10-Q/A, filed with the Securities and Exchange Commission, on April 4, 2000.)

           10b Change of Control Agreements, dated July 27, 1999, August 4, 1999, July 30, 1999 and July 7, 1999 between Sterling Financial Corporation, Bank of Lancaster County, N.A.
                and the following executive officers: John E. Stefan,
                J. Roger Moyer, Jr., Jere L. Obetz and Thomas P. Dautrich. (Incorporated by reference to Exhibits 10.1, 10.2, 10.3 and
                10.4 of the Form 10-Q/A, filed with the Securities and Exchange Commission on April 4, 2000.)

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

           11 Statement re: Computations of Earnings Per Share (included herein at Item 8 at Notes to Consolidated Financial Statements, Note 1.)

           21   Subsidiaries of the Registrant

           23   Consent of Auditors

           27   Financial Data Schedule

           99   Excerpts from 2000 Annual Meeting Proxy Statement

     The information found in Exhibit 99 to this annual report on Form 10K/A is also included in the Proxy Sttement/Prospectus which accompanies this Form 10-K/A under the caption "Matter No. 3-Election of Directors." In addition, Sterling will send to you at no charge, on your written request by letter or fax, a copy of any of the exhibits listed above. Please address your requests to Mr. Ronald L. Bowman, Secretary, by fax at (717) 581-6008 or by mail to Sterling Financial Corporation, 101 North Pointe Boulevard, Lancaster, Pennsylvania 17601.


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



             Signature                         Title              Date
                           Chairman of the Board,
                           President and Chief                 April 25, 2000
  (John E. Stefan)         Executive Officer; Director

                           Senior Executive Vice President,    April 25, 2000
  (J. Roger Moyer, Jr.)    Assistant Secretary, Director

                           Executive Vice President/Treasurer, April 25, 2000
  (Jere L. Obetz)          Chief Financial Officer

                           Vice President/Secretary,           April 25, 2000
  (Ronald L. Bowman)       Principal Accounting Officer

                                  Director                     April 25, 2000
  (Richard H. Albright, Jr.)

                                  Director                     April 25, 2000
  (S. Amy Argudo)

                                  Director                     April 25, 2000
  (Robert H. Caldwell)

                                  Director                     April 25, 2000
  (Howard E. Groff, Jr.)

                                  Director                     April 25, 2000
  (Joan R. Henderson)

                          Director, Vice Chairman of the       April 25, 2000
  (J. Robert Hess)                Board

                                  Director                     April 25, 2000
  (Calvin G. High)

                                  Director                     April 25, 2000
  (David E. Hosler)

                                  Director                     April 25, 2000
  (E. Glenn Nauman)

                                  Director                     April 25, 2000
  (W. Garth Sprecher)

                                  Director                     April 25, 2000
  (Glenn R. Walz)




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

     3(i)  Amended Articles of Incorporation of Sterling
           Financial Corporation. (Incorporated by
           reference to Exhibit 3(i) of the Current
           Report on Form 8-K, filed with the
           Securities and Exchange Commission, on
           July 14, 1996.)

     3(ii) Amended and Restated Bylaws of Sterling Financial Corporation.
           (Incorporated by reference to Exhibit 3(ii) of the Current Report on Form 8-K, filed with the Securities and Exchange Commission, on April 25, 2000.)

      10a Employment Agreement, dated as of July 27, 1999, between Sterling Financial Corporation, Bank of Lancaster County, N.A. and John E. Stefan.
           (Incorporated by reference to Exhibit 10.5 of the Form 10-Q/A, filed with the Securities and Exchange Commission, on April 4, 2000.)

      10b Change of Control Agreements, dated July 7, 1999, July 27, 1999, July 30, 1999 and August 4, 1999
           between Sterling Financial Corporation, Bank of Lancaster County, N.A. and the following executive officers: John E. Stefan,
           J. Roger Moyer, Jr., Jere L. Obetz and
           Thomas P. Dautrich.
           (Incorporated by reference to Exhibits 10.1, 10.2, 10.3 and 10.4 of the Form 10-Q/A,
           filed with the Securities and Exchange
           Commission on April 4, 2000.)

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

      99   Excerpts from 2000 Annual Meeting Proxy Statement

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



 T & C Leasing, Inc.                                Pennsylvania
 1097 Commercial Avenue
 East Petersburg, PA 17520



 Northeast Bancorp, Inc.                            Delaware
 14 South Main Street
 North East, MD 21901



 The First National Bank of North East              Maryland
 (Wholly owned subsidiary of
  Northeast Bancorp, Inc.)
 14 South Main Street
 North East, MD 21901




                            Exhibit 23
       Consent of Independent Certified Public Accountants

     We hereby consent to the incorporation by reference in Sterling Financial Corporation's Registration Statements on Form S-3 (No. 33-55131) and Form S-8 (No. 333-28101 and 333-28065) of our report dated January 20, 2000, except for
Note 26 as to which the date is January 25, 2000, on the consolidated financial statements of Sterling Financial Corporation for the year ended December 31, 1999 as set forth in this form 10-K/A.

                                              /s/ Trout, Ebersole & Groff, LLP


Lancaster, Pennsylvania
April 25, 2000

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

Wilmington, Delaware
April 24, 2000