Form 10-Q
period 2000-03-31
STERLING FINANCIAL CORP /PA/
filed 2000-05-12
CIK 811671

FORM 10-Q

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549
(Mark One)
    X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2000

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

Common Stock, $5.00 Par Value-8,931,568 shares outstanding as of
April 30, 2000.

           Sterling Financial Corporation and Subsidiaries

                                Index

PART I - FINANCIAL INFORMATION                                   Page

Item 1 - Financial Statements (Unaudited)

         Consolidated Balance Sheets
         as of March 31, 2000 and December 31, 1999.                   3

         Consolidated Statements of Income
         for the Three Months ended March 31, 2000
         and 1999.                                                     4

         Consolidated Statements of Cash Flows
         for the Three Months ended
         March 31, 2000 and 1999.                                      5

         Notes to Consolidated Financial
         Statements.                                                   6

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           8

Item 3 - Quantitative and Qualitative Disclosure about Market Risk    15


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                            15

Item 2 - Changes in Securities and Use of Proceeds                    15

Item 3 - Defaults Upon Senior Securities                              16

Item 4 - Submission of Matters to a Vote of Securities Holders        16

Item 5 - Other Information                                            16

Item 6 - Exhibits and Reports on Form 8-K                             16

Signature Page                                                        17


                        Part I - Financial Information
               STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets (Unaudited)

                                                                  March 31,   December 31,
(Dollars in thousands)                                               2000         1999
Assets
Cash and due from banks..........................................$   35,568   $   47,674
Federal funds sold................................................   13,940        5,250
                                                                  ---------    ---------
  Cash and cash equivalents.......................................   49,508       52,924
Interest-bearing deposits in banks................................      828        1,009
Mortgage loans held for sale......................................      553          836
Securities held-to-maturity(fair value 2000-$49,692;1999-$52,099).   50,028       52,392
Securities available-for-sale.....................................  214,909      207,183
Loans, net of allowance for loan losses 2000-$8,217; 1999-$8,174..  670,170      654,834
Assets held for operating leases, net.............................   51,432       47,639
Premises and equipment, net.......................................   23,662       23,675
Other real estate owned...........................................      275          163
Accrued interest receivable.......................................    7,050        6,847
Other assets......................................................   11,556       11,872
                                                                  ---------    ---------
Total assets.....................................................$1,079,971   $1,059,374
                                                                  =========    ==========

Liabilities
Deposits:
  Noninterest-bearing............................................$  123,398   $  118,394
  Interest-bearing................................................  798,240      774,038
                                                                  ---------    ---------
    Total deposits................................................  921,638      892,432
                                                                  ---------    ---------
Short-term borrowings................................ ............   20,592       25,000
Long-term debt....................................................   29,447       34,291
Accrued interest payable..........................................    5,059        4,700
Other liabilities.................................................   11,964       12,933
                                                                  ---------    ---------
Total liabilities.................................................  988,700      969,356
                                                                  ---------    ---------
Stockholders' equity
Common Stock -($5.00 par value)...................................   44,674       44,674
   No. shares authorized: 2000 and 1999 - 35,000,000
   No. shares issued: 2000 - 8,934,788; 1999 - 8,934,788
   No. shares outstanding: 2000 - 8,931,568; 1999 - 8,931,568
Capital surplus...................................................   14,461       14,461
Retained earnings.................................................   34,296       32,432
Accumulated other comprehensive income (loss).....................   (2,059)      (1,448)
Common stock in treasury, at cost (2000 - 3,220; 1999 - 3,220)....     (101)        (101)
                                                                  ---------    ---------
Total stockholders' equity........................................   91,271       90,018
                                                                  ---------    ---------
Total liabilities and stockholders' equity.......................$1,079,971   $1,059,374
                                                                  =========    =========

The accompanying notes are an integral part of these consolidated financial statements.


               STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Income (Unaudited)
                                                  Three Months Ended March 31,
(Dollars in thousands, except per share data)            2000        1999
Interest and dividend income
Loans, including fees................................$  13,794   $  12,448
Debt securities
    Taxable..........................................    2,622       2,528
    Tax-exempt.......................................    1,065         951
Dividends............................................       75          66
Federal funds sold...................................      214         266
Deposits in other banks..............................       43          36
                                                     ---------   ---------
     Total interest and dividend income..............   17,813      16,295
Interest expense                                     ---------   ---------
Deposits.............................................    7,334       6,647
Short-term borrowings................................      364          28
Long-term debt.......................................      488         483
                                                     ---------   ---------
     Total interest expense..........................    8,186       7,158
                                                     ---------   ---------
Net interest income..................................    9,627       9,137
                                                     ---------   ---------
Provision for loan losses............................       50         153
                                                     ---------   ---------
     Net interest income after
       provision for loan losses.....................    9,577       8,984
Noninterest income                                   ---------   ---------
Income from fiduciary activities.....................      682         563
Service charges on deposit accounts..................      831         781
Other service charges, commissions and fees..........      542         474
Mortgage banking income..............................      118         570
Rental income on operating leases....................    5,268       4,282
Other operating income...............................      280         274
Securities gains.....................................      150         200
                                                     ---------   ---------
     Total noninterest income........................    7,871       7,144
Noninterest expenses                                 ---------   ---------
Salaries and employee benefits.......................    4,800       4,754
Net occupancy........................................      655         592
Furniture and equipment..............................      759         789
Professional services................................      374         341
Depreciation on operating lease assets...............    4,165       3,411
Other................................................    1,941       1,840
                                                     ---------   ---------
      Total noninterest expenses.....................   12,694      11,727
                                                     ---------   ---------
Income before income taxes...........................    4,754       4,401
Income tax expense...................................    1,237       1,117
                                                     ---------   ---------
Net income...........................................$   3,517   $   3,284
Per share information:                               =========   =========
 Basic and diluted earnings per share................$     .39   $     .37
 Dividends declared..................................$    .185   $    .176

                            Other Comprehensive Income
Net income...........................................$   3,517   $   3,284
                                                     ---------   ---------
Other comprehensive income, net of tax
 Unrealized gains (losses) on securities available
  for sale arising during the period.................     (513)     (1,181)
 Reclassification adjustment for gains included in
  net income.........................................      (98)       (130)
                                                     ---------    --------
 Other comprehensive income..........................     (611)     (1,311)
                                                     ---------    --------
COMPREHENSIVE INCOME.................................$   2,906    $  1,973
                                                     =========    ========
The accompanying notes are an integral part of these consolidated financial statements.

                         STERLING FINANCIAL CORPORATION
               Consolidated Statements of Cash Flows (Unaudited)
                                                            Three Months Ended
                                                                  March 31,
(Dollars in thousands)                                        2000         1999
Cash Flows from Operating Activities
 Net income..............................................$     3,517   $    3,284
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation..........................................      4,755        4,015
   Accretion and amortization of investment securities...        128          152
   Provision for loan losses.............................         50          153
   (Gain) on sale of property and equipment..............         (7)          (2)
   (Gain) on sales of securities available-for-sale......       (150)        (200)
   (Gain) on sale of mortgage loans......................        (18)        (193)
   Proceeds from sales of mortgage loans.................      3,630       28,773
   Origination of mortgage loans held for sale...........     (3,329)     (24,723)
   Change in operating assets and liabilities:
    (Increase) decrease in accrued interest receivable
     and other assets....................................        113       (2,192)
    Increase in accrued interest payable.................        359           73
    Increase (decrease) in other liabilities.............       (637)        (219)
   Net cash provided by operating activities.............      8,411        8,921
Cash Flows from Investing Activities
 Proceeds from interest-bearing deposits in other banks..        328        3,029
 Purchase of interest-bearing deposits in other banks....       (147)         (42)
 Proceeds from sales of securities available-for-sale....        151          201
 Proceeds from maturities or calls of securities
    held-to-maturity.....................................      2,439        4,478
 Proceeds from maturities or calls of securities
    available-for-sale...................................      7,029        7,720
 Purchases of securities held-to-maturity................       (276)        (629)
 Purchases of securities available-for-sale..............    (15,626)     (21,071)
 Net loans and direct finance leases made to customers...    (15,498)      (3,186)
 Purchases of equipment acquired for operating leases,net     (7,958)      (5,657)
 Purchases of premises and equipment.....................       (583)        (342)
 Proceeds from sale of premises and equipment............         13            7
     Net cash used by investing activities...............    (30,128)     (15,492)
Cash Flows from Financing Activities
 Net increase (decrease) in demand deposits, NOW
  and savings accounts...................................     17,975       (2,317)
 Net increase in time deposits...........................     11,231        5,457
 Net increase (decrease) in short-term borrowings........     (4,408)         806
 Repayments of long-term debt............................     (4,844)      (4,686)
 Cash dividends .........................................     (1,653)      (1,503)
 Proceeds from issuance of treasury stock................       ---           294
    Net cash provided by/(used by) financing activities..     18,301       (1,949)
 Net change in cash and cash equivalents.................     (3,416)      (8,520)
Cash and cash equivalents:
 Beginning of period.....................................     52,924       70,546
 End of period...........................................$    49,508   $   62,026
                                                          ==========     ========
Supplemental Schedule of Noncash Investing and
 Financing Activities:
Other real estate acquired in settlement of loans........$       112   $     ---
Supplemental Disclosure of Cash Flow Information:
Cash payments for:
  Interest to depositors and on borrowed money...........$     7,827   $    7,085
  Income taxes...........................................         38          125

The accompanying notes are an integral part of these consolidated financial statements

          STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Summary of Significant Accounting Policies

     Basis of Presentation - The accompanying unaudited consolidated financial statements of Sterling Financial Corporation and subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.

     Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

     For further information, refer to the audited consolidated financial statements, footnotes thereto, included in the Annual Report on Form 10-K, as amended, for the year ended December 31, 1999.

     The consolidated financial statements of Sterling Financial Corporation include the accounts of its wholly-owned subsidiaries, Bank of Lancaster County, N.A. and its wholly-owned subsidiary, Town and Country, Inc., T&C Leasing, Inc., Northeast Bancorp, Inc. and its subsidiary, The First National Bank of North East and Sterling Mortgage Services, Inc. (inactive). All significant intercompany transactions are eliminated in consolidation.

     Earnings Per Common Share -   Basic earnings per share represents income
available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by Sterling consist solely of outstanding stock options, and are determined using the treasury stock method.

     Earnings per common share for the three months ended March 31, 2000 and 1999 have been computed based on the following (dollars in thousands):

                                                  2000             1999

Net income available to stockholders           $    3,517       $    3,284
                                                =========        =========

Average number of shares outstanding            8,931,568        8,904,580
Effect of dilutive stock options                    4,119           18,016
                                                ---------        ---------
Average number of shares outstanding used to
   calculate diluted earnings per share         8,935,687        8,922,596
                                                =========        =========

     Reclassifications - Certain items in the 1999 consolidated financial statements have been reclassified to conform with 2000 presentation format.

Note 2  - Merger

     On January 26, 2000, Sterling signed a definitive agreement to merge with Hanover Bancorp, Inc., a commercial bank holding company with total assets of $515 million, headquartered in Hanover, Pennsylvania. Under the terms of the agreement, each Hanover shareholder will receive .93 shares of Sterling's common stock for each Hanover share outstanding. This transaction will be accounted for under the pooling-of-interests method of accounting and is subject to regulatory and stockholder approvals. The merger is expected to be consummated by the third quarter of 2000.

     The following table provides a summary of consolidated operating results and financial condition on a proforma basis as of and for the quarter ended March 31, 2000 (in thousands):

                                     Sterling                     Sterling
                                 (As reported)     Hanover       (Proforma)
      Net interest income         $    9,627     $    4,110     $    13,737
      Net income                       3,517          1,162           4,679
      Total assets                 1,079,971        515,032       1,595,003
      Total stockholders' equity      91,271         32,395         123,666

Note 3 - Segment Information

     Sterling has adopted the provisions of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. Statement No. 131 established standards for the way that public business enterprises report information about operating segments in interim financial reports.
This standard introduces the "management approach" model, which focuses on the manner in which the chief decision makers organize segments with a corporation for making operating decisions and assessing performance. Statement No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers.

     Sterling's chief decision makers continue to assess performance and make operating decisions based on two operating segments. These segments include 1) providing community banking and related financial services to consumers, businesses and governmental units in Lancaster County, PA, Cecil County, MD and surrounding counties, and also includes corporate-related activities; and 2) providing vehicle and equipment financing alternatives to businesses primarily located in Pennsylvania, although assets are located throughout the United States.

      Condensed financial information of Sterling's two segments and a reconciliation of such information to the consolidated financial statements as of and for the three months ended March 31 is as follows (in thousands):

                                  Community
                                 Banking and
                                   Related             Intersegment  Consolidated
                                  Services   Leasing   Eliminations    Totals
  March 31, 2000
   Interest and dividend income   $ 17,204   $  1,604   $  (995)     $   17,813
   Interest expense                  7,404      1,777      (995)          8,186
   Provision for loan losses            20         30       ---              50
   Noninterest income                2,492      5,379       ---           7,871
   Noninterest expenses              7,859      4,835       ---          12,694
   Income before income taxes        4,413        341       ---           4,754
   Income tax expense                1,094        143       ---           1,237
   Net income                        3,319        198       ---           3,517

   Assets                        1,015,735    126,506    (62,270)     1,079,971

  March 31, 1999
   Interest and dividend income $   15,887   $  1,391    $  (983)    $   16,295
   Interest expense                  6,701      1,440       (983)         7,158
   Provision for loan losses           130         23        ---            153
   Noninterest income                2,717      4,427        ---          7,144
   Noninterest expenses              7,700      4,027        ---         11,727
   Income before income taxes        4,073        328        ---          4,401
   Income tax expense                  994        123        ---          1,117
   Net income                        3,079        205        ---          3,284

   Assets                          954,169    104,552    (61,751)       996,970


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     The management of Sterling Financial Corporation has made forward-looking statements in this quarterly report on Form 10-Q. These forward-looking statements may be subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of Sterling Financial Corporation and its subsidiaries, Bank of Lancaster County, N.A., Northeast Bancorp, Inc.,
The First National Bank of North East, T&C Leasing, Inc. Sterling Mortgage Services, Inc. and Town & Country, Inc. When words such as "believes", "expects", "anticipates" or similar expressions occur in this quarterly report, management is making forward-looking statements.

     Shareholders should note that many factors, some of which are discussed elsewhere in this report, could affect the future financial results of Sterling Financial Corporation and its subsidiaries, both individually and collectively, and could cause those results to differ materially from those expressed in the forward-looking statements contained in this quarterly report on Form 10-Q. These factors include the following:

           operating, legal and regulatory risks;

           economic, political and competitive forces affecting our banking, securities, asset management and credit service products; and

           the risk that our analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

     Sterling undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in other documents Sterling files periodically with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q and the Annual Report on Form 10-K to be filed by Sterling Financial Corporation, and any Current Reports on Form 8-K.


RESULTS OF OPERATIONS

Overview

     Net income for the quarter ended March 31, 2000 was $3,517,000 versus $3,284,000 in 1999, an increase of $233,000 or 7.1%. Basic and diluted earnings per share was $.39 for the first quarter of 2000, an increase of $.02 or 5.4%
from $.37 for the same quarter in 1999.   These earnings resulted in a return on
average assets of 1.32% and return on average realized equity of 15.23% for the first quarter of 2000, versus 1.33% and 15.51%, respectively, in the corresponding period last year.

Net Interest Income

     The following table summarizes, on a fully taxable equivalent basis (35% tax rate), net interest income and net interest margin for the three months ended March 31, 2000 and 1999 (dollars in thousands):

                                         2000                      1999
                                Average         Yield/   Average            Yield/
                                Balance Interest Rate    Balance   Interest  Rate
 Interest earning assets:
  Securities, federal funds sold
   and short-term investments   $276,068 $ 4,593  6.69%  $276,544  $ 4,359   6.39%
  Loans                          671,067  14,200  8.51%   599,151   12,655   8.57%
                                -------- -------  -----  --------  -------   -----
                                 947,135  18,793  7.98%   875,695   17,014   7.88%
                                -------- -------  -----  --------  -------   -----
 Interest bearing liabilities:
  Deposits                       768,677   7,334  3.84%   725,965    6,647   3.71%
  Borrowings                      54,277     852  6.32%    33,180      511   6.25%
                                -------- -------  -----  --------  -------   -----
                                 822,954   8,186  4.00%   759,145    7,158   3.82%
                                -------- -------  -----  --------  -------   -----
 Interest rate spread                             3.98%                      4.06%
                                                  =====                      =====
 Net interest income/
   average earning assets               $ 10,607  4.50%           $  9,856   4.56%
                                        ========  =====           ========   =====

     The primary component of Sterling's revenue is net interest income, which is the difference between interest and fees on interest earning assets and interest accrued on deposits and borrowed funds.  Interest income, on a tax equivalent basis, totaled $18,793,000 for the quarter ended
March 31, 2000, an increase of $1,779,000 from 1999.   This increase in
interest income was a result of an 8.2% increase in interest earning assets combined with an approximate 10 b.p. increase in yield earned on those assets. Contributing factors to the increase in the yield was generally higher interest rates in the first quarter of 2000, and a shift in the composition of interest earning assets. Loans increased from 68% of total interest earning assets in 1999 to 71% in 2000. Loans generally have higher interest rates associated with them than securities and short-term investments.

     Interest expense totaled $8,186,000 for the quarter ended March 31, 2000, and increase of $1,028,000 from 1999. This increase was a result of a $63,809,000 increase in average interest bearing liabilities and an increase in rates paid of 18 b.p. Generally higher interest rates paid in 2000, combined with greater reliance on more costly third party funding led to the increase in rates on interest bearing liabilities.

     Sterling experienced a slight decline in its net interest margin as the increase on rates accrued on interest bearing liabilities outpaced the increase in the yields earned on interest earning assets.
Although there can be no assurances, management believes it will be difficult to maintain its net interest margin at historical levels. As interest rates rise, the cost of funding sources will rise. However, we believe it will be difficult to gain similar increases on yields in interest earning assets due to the competitive nature in which financial institutions are pricing new credits.


Provision for Loan Losses

     The provision for loan losses decreased from $153,000 for the three months ended March 31, 1999, to $50,000 in 2000. The provision reflects the amount deemed appropriate by management to produce an adequate reserve to meet the present risk characteristics of the loan portfolio. The decrease in the provision reflects the improvements in the asset quality ratios, including a reduction in net charge-offs as a percent of average loans outstanding.

Noninterest Income

     Total noninterest income for the three months ended March 31, 2000 totaled $7,871,000, an increase of 10.2% from 1999. The increase in noninterest income was primarily the result of management's concerted efforts to continue to grow its noninterest income, primarily through income generated from its wealth management division and leasing subsidiaries. These increases were offset by a decline in mortgage banking revenue.

     Income from fiduciary activities increased 21.1% to $682,000 for the three months ended March 31, 2000, as compared to the same period in 1999. This increase was achieved primarily due to increased transaction volume and growth in assets under management.

     Rental income on operating leases has increased 23.0% from $4,282,000 for the quarter ended March 31, 1999 to $5,268,000 in 2000. The increase in rental income is primarily due to an increase in the number of units under operating leases which totaled 4,843 as of March 31, 2000, versus 3,960 at March 31, 1999.

     Mortgage banking income totaled $118,000 for the three months ended March 31, 2000, a 79.3% decline from the same period in 1999.
The financial services industry has seen a significant reduction in mortgage loan refinancing volume, a direct result of increases in fixed interest rates on conventional mortgage loan products. Sterling experienced similar declines in mortgage loan origination volume in the first quarter of 2000, and expects to see similar results throughout the remainder of the year as long as interest rates remain at the current levels.

Noninterest Expenses

     Noninterest expenses totaled $12,694,000 for the quarter ended March 31,
2000, an  increase of 8.2%, or $967,000, from 1999.   The primary contributor to
the increase was depreciation on leased property, which increased 22.1% to $4,165,000 for the three months ended March 31, 2000 versus 1999. This increase is consistent with the increase noted in rental income on leased property. The remaining increases in noninterest expenses is consistent with the overall growth in Sterling Financial Corporation.

     Operating expense levels are often measured by the efficiency ratio, which expresses noninterest expense as a percentage of tax-equivalent net interest income and total fees and other income. Operating leases significantly impact Sterling's consolidated efficiency ratio, which tends to drive the ratio higher than is typically achieved on financial institutions with no similar operating lease portfolio. In order to effectively monitor the efficiency ratio, Sterling monitors this ratio on its two significant operating segments: 1) community banking and related services and 2) leasing.

     Sterling's efficiency ratio for the community banking segment has improved from 62% for the three months ended March 31, 1999 to 60% for the same period in 2000. The leasing segment's efficiency ratio increased from 92% in 1999 to 93% in 2000.

Income Taxes

     Income tax expense for the three months ended March 31, 2000 was $1,237,000, resulting in an effective tax rate of 26.0%, versus
25.4% for 1999. The difference between the effective tax rate and the statutory tax rate of 35% is primarily due to tax exempt interest income.

FINANCIAL CONDITION

     Assets totaled $1,079,971,000 at March 31, 2000 compared to
$1,059,374,000 at December 31, 1999. This represents an increase of $20,597,000, or 1.9% over that period of time.

Securities

     As of March 31, 2000, securities totaled $264,937,000, and increase of $5,362,000 from December 31, 1999. A portion of the increase in the security balance was funded through investing cash and cash equivalents, including excess cash stockpiled for the Year 2000, into longer term security instruments which yield higher interest rates.

Loans

     Net loans have grown 2.3% from $654,834,000 at December 31, 1999 to $670,170,000 at March 31, 2000. Commercial loans represents a significant portion of this growth, and is a direct result of demand remaining strong during the first quarter of 2000. The strong economy in Lancaster and Cecil counties has fueled the commercial loan demand.

Allowance for Loan Losses

     Sterling's allowance for loan losses was $8,217,000 at March 31, 2000, or 1.21% of loans outstanding which was comparable to the 1.23% ratio at December 31, 1999. Net charge-offs to average loans outstanding totaled .001% for the first quarter of 2000, versus .02% for the same period in 1999.

     The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans as of March 31, 2000 and December 31, 1999 (in thousands):

                                                      March 31,   December 31,
                                                        2000          1999
      Nonaccrual loans                                $   430        $   325
      Accruing loans, past due 90 days or more            463            751
      Restructured loans                                1,952          1,961
                                                      -------        -------
        Total non-performing loans                      2,845          3,037
      Other real estate owned                             275            163
                                                      -------        -------
        Total non-performing assets                   $ 3,120        $ 3,200
                                                      =======        =======
      Non-performing loans to total loans               0.42%          0.46%
      Allowance for loan losses to non-performing loans  289%           269%

     The restructured loans included in nonperforming loans represent a series of loans to one borrower in the real estate business. Sterling has no commitment to lend this customer additional funds related to the restructured notes. These restructured loans are fully secured with real estate collateral, are current, and have performed in accordance with the contractual terms, both prior to and after the restructuring. Accrual of interest on the restructured loans continues.

     Potential problem loans are defined as performing loans which have characteristics that cause management to have serious doubts as to the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as nonperforming loans in the future. Total potential problem loans approximated $3,319,000 at March 31, 2000.

     The following table presents information concerning impaired loans at March 31, 2000 and December 31, 1999 (in thousands):

                                                   March 31,    December 31,
                                                     2000           1999

     Impaired loans with a related allowance       $ 2,382        $ 2,286
     Impaired loans without a related allowance       ---            ---
                                                   -------        -------
     Total impaired loans                          $ 2,382        $ 2,286
                                                   =======        =======
     Allowance related to impaired loans           $   134        $   111
                                                   =======        =======

     Sterling maintains the allowance for loan losses at a level believed adequate by management to absorb potential losses in the loan portfolio. It is established through a provision for loan losses charged to earnings. Quarterly, Sterling utilizes a defined methodology in determining the adequacy of the allowance for loan losses which considers specific credit reviews, past loan loss historical experience, and qualitative factors. This methodology, which has remained consistent for the past several years, results in allowance consisting of two components, "allocated" and "unallocated". (For a more thorough discussion of the allowance for loan losses methodology, please refer to the Corporation's Annual
Report on Form 10-K for the year ended December 31, 1999).

     Management feels the above methodology accurately reflects losses inherent in the portfolio. Management bases the provision for loan losses, or lack of provision, on the overall analysis taking into account the methodology discussed above.

     A rollforward of the allowance for loan losses for the three months ended March 31, 2000 and 1999 were as follows (in thousands):

                                                            2000        1999
            Balance at January 1                          $ 8,174     $ 8,070
            Provision for loan losses charged to income        50         153
            Loans charged-off                                 (36)       (169)
            Recoveries of loans previously charged off         29          60
                                                          -------     -------
            Balance at March 31                           $ 8,217     $ 8,114
                                                          =======     =======

            Net charge-offs to average loans outstanding     .001%        .02%


Assets Held for Operating Leases

     During the first quarter of 2000, Sterling increased the balance of assets held for operating leases from $47,639,000 at year-end 1999 to $51,432,000 at March 31, 2000. Sterling recognizes that leasing operations represent a growth opportunity for the corporation and has committed resources to expand this business. These resources include increased marketing efforts, not only in developing customer relationships, but also in maintaining existing customers. The strong national and local economy has led to our leasing customers expanding their business operations, resulting in an increase in the number of new units leased within our customer base.

Deposits

     At March 31, 2000, total deposits were $921,638,000, representing a
$29,206,000, or 3.3% increase from December 31, 1999.   The increase is deposits
is attributable to competitive pricing, particularly in time deposits and cash
management accounts.   Sterling increased its rates paid on these deposit
types in order to decrease its reliance on third party funding sources, which typically have higher interest rates associated with them.

Borrowings

     Short term borrowings totaled $20,592,000 at March 31, 2000, a decrease of $4,408,000 from December 31, 1999. Additionally, long-term debt declined by $4,844,000 from December 31, 1999 to March 31, 2000, and totaled $29,447,000.
Sterling was able to fund the pay-off of scheduled principal payments on long-term debt with deposit sources, as discussed above. The decrease in short-term borrowings was exclusively related to a reduction in the interest bearing demand notes issued to the U.S. Treasury.

Capital

     Total stockholder's equity increased $1,253,000 from December 31, 1999 to March 31, 2000. This increase was a result of operating activities, and consisted of net income for the period of $3,517,000, less dividends declared of $1,653,000, and unrealized loss on securities available for sale, net of tax, of $611,000.

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

     Quantitative measures established by regulation to ensure capital adequacy require Sterling and its banking subsidiaries to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of March 31, 2000 and December 31, 1999, that Sterling and the subsidiary banks met all minimum capital adequacy requirements to which they are subject and are categorized as "well capitalized".

      Sterling's capital ratios as of March 31, 2000 and December 31, 1999 and related regulatory minimum requirements are as follows:

                                                                     Per Regulation
                                                                                (1)
                                          March 31, December 31,  Minimum       Well
                                            2000       1999      Requirement Capitalized
   Total capital to risk weighted assets    10.9%      11.1%        8.0%       10.0%
   Tier 1 capital to risk weighted assets   10.0%      10.2%        4.0%        6.0%
   Tier 1 capital to average assets          8.6%       8.5%        4.0%        5.0%

(1) represents amounts for the banking subsidiaries and not Sterling, as prompt corrective action provisions are not applicable to bank holding companies

Liquidity

    Liquidity is the ability to meet the requirements of customers for loans and deposit withdrawals in the most economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost. Liquidity from asset categories is provided through cash, noninterest-bearing and interest-bearing deposits with banks, federal funds sold and marketable investment securities maturing within one year. The loan portfolio also provides an additional source of liquidity due to Sterling participating in the secondary mortgage market. The loan portfolio also provides significant liquidity by repayment of loans by maturity or scheduled amortization payments. On the liability side, liquidity is available through customer deposit growth and short-term borrowings.
Liquidity must constantly be monitored because future customer demands for funds are uncertain. The amount of liquidity needed is determined by the changes in levels of deposits and in the demand for loans. Management believes that the source of funds mentioned provide sufficient liquidity.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

     At March 31, 2000, there have been no material changes to information regarding Quantitative and Qualitative Disclosures About Market Risk as presented in the 1999 Annual Report on Form 10-K, as amended.



                    PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

     As of March 31, 2000, there were no material pending legal proceedings, other than ordinary routine litigation incidental to business, to which Sterling or its subsidiaries are a party or of which any of their property is the subject.

Item 2 - Changes in Securities and Use of Proceeds

     Not applicable.




Item 3 - Defaults Upon Senior Securities

     Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5 - Other Information

     Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

          21.  Subsidiaries of the Registrant
          27.  Financial Data Schedule


     (b)  Reports on Form 8-K

          During the quarter ended March 31, 2000, the registrant filed the following reports on Form 8-K.

          Date of Report     Item                    Description

          January 25, 2000     5             Press release announcing earnings

          January 25, 2000     5             Announcement of Agreement and
                                             Plan of Merger with Hanover
                                             Bancorp, Inc.

          March 28, 2000       5             Refiling of Letter Agreement
                                             between the Registrant and
                                             Howard E. Groff, Sr.


                            Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Sterling Financial Corporation

Date: May 12, 2000                       By:
                                            John E. Stefan
                                            Chairman of the Board, President
                                            and Chief Executive Officer

Date: May 12, 2000                       By:
                                            Jere L. Obetz
                                            Executive Vice President/Treasurer
                                            Chief Financial Officer

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