Form 10-Q
period 2000-06-30
STERLING FINANCIAL CORP /PA/
filed 2000-08-11
CIK 811671

FORM 10-Q

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549
(Mark One)
    X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2000

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

Common Stock, $5.00 Par Value-8,934,568 shares outstanding as of July 26,
2000.

           Sterling Financial Corporation and Subsidiaries

                                Index

PART I - FINANCIAL INFORMATION                                     Page

Item 1 - Financial Statements (Unaudited)

         Consolidated Balance Sheets
         as of June 30, 2000 and December 31, 1999.                   3

         Consolidated Statements of Income
         for the Three Months and Six Months ended
         June 30, 2000 and 1999.                                      4

         Consolidated Statements of Comprehensive Income
         for the Three Months and Six Months ended
         June 30, 2000 and 1999.                                      4

         Consolidated Statements of Cash Flows
         for the Six Months ended
         June 30, 2000 and 1999.                                      5

         Notes to Consolidated Financial
         Statements.                                                  6

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          9

Item 3 - Quantitative and Qualitative Disclosure about Market Risk   19


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                           19

Item 2 - Changes in Securities and Use of Proceeds                   19

Item 3 - Defaults Upon Senior Securities                             20

Item 4 - Submission of Matters to a Vote of Securities Holders       20

Item 5 - Other Information                                           21

Item 6 - Exhibits and Reports on Form 8-K                            21

Signature Page                                                       22


                        Part I - Financial Information
               STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets (Unaudited)

                                                                   June 30,   December 31,
(Dollars in thousands)                                               2000         1999
Assets
Cash and due from banks..........................................$   36,261   $   47,674
Federal funds sold................................................   13,357        5,250
                                                                  ---------    ---------
  Cash and cash equivalents.......................................   49,618       52,924
Interest-bearing deposits in banks................................    1,500        1,009
Mortgage loans held for sale......................................      142          836
Securities held-to-maturity(fair value 2000-$48,969;1999-$52,099).   49,256       52,392
Securities available-for-sale.....................................  209,627      207,183
Loans, net of allowance for loan losses 2000-$8,248; 1999-$8,174..  704,614      654,834
Assets held for operating leases, net.............................   53,442       47,639
Premises and equipment, net.......................................   23,629       23,675
Other real estate owned...........................................      186          163
Accrued interest receivable.......................................    7,016        6,847
Other assets......................................................   12,928       11,872
                                                                  ---------    ---------
Total assets.....................................................$1,111,958   $1,059,374
                                                                  =========    =========

Liabilities
Deposits:
  Noninterest-bearing............................................$  126,615   $  118,394
  Interest-bearing................................................  814,878      774,038
                                                                  ---------    ---------
    Total deposits................................................  941,493      892,432
                                                                  ---------    ---------
Short-term borrowings................................ ............   22,844       25,000
Long-term debt....................................................   36,613       34,291
Accrued interest payable..........................................    5,295        4,700
Other liabilities.................................................   12,215       12,933
                                                                  ---------    ---------
Total liabilities.................................................1,018,460      969,356
                                                                  ---------    ---------
Stockholders' equity
Common Stock -($5.00 par value)...................................   44,674       44,674
   No. shares authorized: 2000 and 1999 - 35,000,000
   No. shares issued: 2000 - 8,934,788; 1999 - 8,934,788
   No. shares outstanding: 2000 - 8,931,568; 1999 - 8,931,568
Capital surplus...................................................   14,461       14,461
Retained earnings.................................................   36,479       32,432
Accumulated other comprehensive income (loss).....................   (2,015)      (1,448)
Common stock in treasury, at cost (2000 - 3,220; 1999 - 3,220)....     (101)        (101)
                                                                  ---------    ---------
Total stockholders' equity........................................   93,498       90,018
                                                                  ---------    ---------
Total liabilities and stockholders' equity.......................$1,111,958   $1,059,374
                                                                  =========    =========
The accompanying notes are an integral part of these consolidated financial statements.


               STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Income (Unaudited)
                                                      Three Months Ended      Six Months Ended
                                                             June 30,             June 30,
(Dollars in thousands, except per share data)            2000        1999       2000     1999
Interest and dividend income
Loans, including fees................................$  14,433   $  12,755   $ 28,227  $ 25,203
Debt securities
    Taxable..........................................    2,632       2,605      5,254     5,133
    Tax-exempt.......................................    1,097       1,006      2,162     1,957
Dividends............................................       74          65        149       131
Federal funds sold...................................      216         181        430       447
Deposits in other banks..............................       25          34         68        70
                                                     ---------   ---------   --------  --------
     Total interest and dividend income..............   18,477      16,646     36,290    32,941
Interest expense                                     ---------   ---------   --------  --------
Deposits.............................................    7,867       6,590     15,201    13,237
Short-term borrowings................................      430          33        794        61
Long-term debt.......................................      530         517      1,018     1,000
                                                     ---------   ---------   --------  --------
     Total interest expense..........................    8,827       7,140     17,013    14,298
                                                     ---------   ---------   --------  --------
Net interest income..................................    9,650       9,506     19,277    18,643
                                                     ---------   ---------   --------  --------
Provision for loan losses............................       49          87         99       240
                                                     ---------   ---------   --------  --------
     Net interest income after
       provision for loan losses.....................    9,601       9,419     19,178    18,403
Noninterest income                                   ---------   ---------   --------  --------
Income from fiduciary activities.....................      668         558      1,350     1,121
Service charges on deposit accounts..................      838         873      1,669     1,654
Other service charges, commissions and fees..........      672         559      1,214     1,033
Mortgage banking income..............................      127         318        245       888
Rental income on operating leases....................    5,456       4,419     10,724     8,701
Gain on sale of real estate..........................      343           0        343         0
Other operating income...............................      368         315        648       589
Securities gains.....................................      150         326        300       526
                                                     ---------   ---------   --------  --------
     Total noninterest income........................    8,622       7,368     16,493    14,512
Noninterest expenses                                 ---------   ---------   --------  --------
Salaries and employee benefits.......................    4,831       4,611      9,631     9,365
Net occupancy........................................      552         523      1,207     1,115
Furniture and equipment..............................      780         785      1,539     1,574
Professional services................................      396         313        770       579
Depreciation on operating lease assets...............    4,301       3,488      8,466     6,899
Merger related costs.................................        0         334          0       409
Other................................................    2,145       1,962      4,086     3,802
                                                     ---------   ---------   --------  --------
      Total noninterest expenses.....................   13,005      12,016     25,699    23,743
                                                     ---------   ---------   --------  --------
Income before income taxes...........................    5,218       4,771      9,972     9,172
Income tax expense...................................    1,383       1,207      2,620     2,324
                                                     ---------   ---------   --------  --------
Net income...........................................$   3,835   $   3,564      7,352     6,848
Per share information:                               =========   =========   ========  ========
 Basic and diluted earnings per share................$     .43   $     .40   $    .82  $    .77
 Dividends declared..................................$    .185   $    .176        .37      .352


                                             Other Comprehensive Income

Net income...........................................$   3,835   $   3,564   $  7,352  $  6,848
                                                     ---------   ---------   --------  --------
Other comprehensive income, net of tax
 Unrealized gains (losses) on securities available
  for sale arising during the period.................      142      (2,435)      (372)   (3,616)
 Reclassification adjustment for gains included in
  net income.........................................      (98)       (212)      (195)     (342)
                                                     ---------    --------   --------  --------
 Other comprehensive income..........................       44      (2,647)      (567)   (3,958)
                                                     ---------    --------   --------  --------
COMPREHENSIVE INCOME.................................$   3,879    $    917   $  6,785  $  2,890
                                                     =========    ========   ========  ========
The accompanying notes are an integral part of these consolidated financial statements.

                         STERLING FINANCIAL CORPORATION
               Consolidated Statements of Cash Flows (Unaudited)
                                                              Six Months Ended
(Dollars in thousands)                                            June 30,
Cash Flows from Operating Activities                          2000         1999
 Net income..............................................$     7,352   $    6,848
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation..........................................      9,666        8,116
   Accretion and amortization of investment securities...        211          319
   Provision for loan losses.............................         99          240
   (Gain) on sale of property and equipment..............       (366)          (2)
   (Gain) on sales of securities available-for-sale......       (300)        (526)
   (Gain) on sale of mortgage loans......................        (41)        (303)
   Proceeds from sales of mortgage loans.................      8,416       43,117
   Origination of mortgage loans held for sale...........     (7,681)     (38,464)
   Change in operating assets and liabilities:
    (Increase) decrease in accrued interest receivable
     and other assets....................................     (1,136)      (2,500)
    Increase in accrued interest payable.................        595         (314)
    Increase (decrease) in other liabilities.............       (411)      (1,342)
   Net cash provided by operating activities.............     16,404       15,189
Cash Flows from Investing Activities
 Proceeds from interest-bearing deposits in other banks..        684        3,280
 Purchase of interest-bearing deposits in other banks....     (1,175)        (304)
 Proceeds from sales of securities available-for-sale....        301          539
 Proceeds from maturities or calls of securities
    held-to-maturity.....................................      3,638        8,055
 Proceeds from maturities or calls of securities
    available-for-sale...................................     15,297       13,067
 Purchases of securities held-to-maturity................       (526)      (1,208)
 Purchases of securities available-for-sale..............    (18,803)     (37,685)
 Net loans and direct finance leases made to customers...    (49,991)     (37,756)
 Purchases of equipment acquired for operating leases,net    (14,269)     (12,185)
 Purchases of premises and equipment.....................     (1,579)        (781)
 Proceeds from sale of premises and equipment............        791           19
     Net cash used by investing activities...............    (65,632)     (64,959)
Cash Flows from Financing Activities
 Net increase (decrease) in demand deposits, NOW
  and savings accounts...................................     18,474        7,132
 Net increase in time deposits...........................     30,587       10,418
 Net increase (decrease) in short-term borrowings........     (2,156)       3,442
 Proceeds from issuance of long-term debt................     11,501       24,300
 Repayments of long-term debt............................     (9,179)     (15,272)
 Cash dividends .........................................     (3,305)      (3,070)
 Proceeds from issuance of treasury stock................          0          296
    Net cash provided by/(used by) financing activities..     45,922       27,246
 Net change in cash and cash equivalents.................     (3,306)     (22,524)
Cash and cash equivalents:
 Beginning of period.....................................     52,924       70,546
 End of period...........................................$    49,618   $   48,022
                                                          ==========     ========
Supplemental Schedule of Noncash Investing and
 Financing Activities:
Other real estate acquired in settlement of loans........$       112   $      171
Supplemental Disclosure of Cash Flow Information:
Cash payments for:
  Interest to depositors and on borrowed money...........$    16,418   $   14,612
  Income taxes...........................................      2,090        1,780

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

     Operating results for the three months and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

     Earnings per common share for the three months and six months ended June 30, 2000 and 1999 have been computed based on the following (dollars in thousands):

                                  Three Months Ended         Six Months Ended
                                         June 30,                June 30,
                                     2000       1999          2000       1999
Net income available to
  stockholders                   $    3,835  $    3,564   $    7,352 $    6,848
                                 ==========  ==========   ========== ==========
Average number of shares
  outstanding                     8,931,568   8,904,779    8,931,568  8,905,844
Effect of dilutive stock
  options                              ---       16,342        2,060     16,497
                                 ----------  ----------   ---------- ----------
Average number of shares
  outstanding used to
  calculate diluted earnings
  per share                       8,931,568   8,921,121    8,933,628  8,922,341
                                 ==========  ==========   ========== ==========

Earnings per share:
 Basic                           $      .43  $      .40   $      .82  $     .77
 Diluted                                .43         .40          .82        .77


     Reclassifications - Certain items in the 1999 consolidated financial statements have been reclassified to conform with 2000 presentation format.

     Recently Issued Accounting Guidance - In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25. The Interpretation provides clarification on stock option repricings, modifications to extend the term, modifications to accelerate vesting, and other matters. Sterling has adopted the provisions prospectively as of July 1, 2000 with no impact on earnings or stockholders' equity.

Note 2 - Restatement

     Management regularly reviews its accounting policies to ensure conformity with generally accepted accounting principles, including recent pronouncements by the AICPA and SEC with respect to audit differences and materiality. Upon completion of this review in the fourth quarter of 1999 in connection with the year-end closing process, management determined that appropriate consideration had not previously been given with respect to origination costs for loans and leases, investments in affordable housing projects, director deferred compensation arrangements and income taxes. Sterling's management elected to adjust these items previously considered as not having a material effect on the financial statements.

     The impact of the restatements was a $645,000 reduction of June 30, 1999 stockholders' equity from amounts previously presented and a $33,000 and $76,000 increase in net income for the three-months and six-months ended June 30, 1999. This resulted in no impact on earnings per share for the three-months ended June 30, 1999, and an increase in earnings per share of $.01 for the six months ended June 30, 1999.

Note 3  - Subsequent Event - Merger

     On July 27, 2000, Sterling announced the consummation of the merger with Hanover Bancorp, Inc., parent company of Bank of Hanover & Trust Company, headquartered in Hanover, Pennsylvania. Shareholders of Sterling and Hanover approved the merger on June 13 and June 14, 2000, respectively. Shareholders of Hanover Bancorp, Inc. will receive .93 shares of common stock of Sterling for each share of Hanover common stock. A total of 3,611,923 shares of common stock will be issued by Sterling in connection with the transaction. This transaction will be accounted for under the pooling-of-interests method.

     The following table provides a summary of consolidated operating results and financial condition on a proforma basis as of and for the six months ended June 30, 2000 (in thousands):

                                     Sterling                     Sterling
                                 (As reported)     Hanover       (Proforma)
      Net interest income         $   19,277     $    8,180     $    27,457
      Net income                       7,352          2,312           9,664
      Total assets                 1,111,958        535,684       1,647,642
      Total stockholders' equity      93,498         33,012         126,510

Note 4 - Segment Information

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

      Condensed financial information of Sterling's two segments and a reconciliation of such information to the consolidated financial statements as of and for the three months and six months ended June 30 is as follows (in thousands):
                                 Community
                                Banking and
                                  Related             Intersegment Consolidated
                                 Services   Leasing   Eliminations    Totals
 Three months ended June 30, 2000
   Interest and dividend income   $ 17,961   $  1,642   $  (1,126)   $   18,477
   Interest expense                  8,076      1,877      (1,126)        8,827
   Provision for loan losses            19         30       ---              49
   Noninterest income                3,002      5,620       ---           8,622
   Noninterest expenses              8,015      4,990       ---          13,005
   Income before income taxes        4,853        365       ---           5,218
   Income tax expense                1,230        153       ---           1,383
   Net income                        3,623        212       ---           3,835

 Three months ended June 30, 1999
   Interest and dividend income $   16,206   $  1,488    $ (1,048)   $   16,646
   Interest expense                  6,643      1,545      (1,048)        7,140
   Provision for loan losses            65         22        ---             87
   Noninterest income                2,837      4,531        ---          7,368
   Noninterest expenses              7,752      4,264        ---         12,016
   Income before income taxes        4,583        188        ---          4,771
   Income tax expense                1,090        117        ---          1,207
   Net income                        3,493         71        ---          3,564


 Six months ended June 30, 2000
   Interest and dividend income   $ 35,165   $  3,246  $   (2,121)   $   36,290
   Interest expense                 15,480      3,654      (2,121)       17,013
   Provision for loan losses            39         60       ---              99
   Noninterest income                5,494     10,999       ---          16,493
   Noninterest expenses             15,874      9,825       ---          25,699
   Income before income taxes        9,266        706       ---           9,972
   Income tax expense                2,324        296       ---           2,620
   Net income                        6,942        410       ---           7,352

   Assets                        1,050,167    132,143    (70,352)     1,111,958

 Six months ended June 30, 1999
   Interest and dividend income $   32,093   $  2,879   $ (2,031)  $     32,941
   Interest expense                 13,344      2,985     (2,031)        14,298
   Provision for loan losses           195         45        ---            240
   Noninterest income                5,554      8,958        ---         14,512
   Noninterest expenses             15,452      8,291        ---         23,743
   Income before income taxes        8,656        516        ---          9,172
   Income tax expense                2,084        240        ---          2,324
   Net income                        6,572        276        ---          6,848

   Assets                          968,293    111,167    (55,265)     1,024,195


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     The management of Sterling Financial Corporation has made forward-looking statements in this Quarterly Report on Form 10-Q. These forward-looking statements are subject to certain risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of Sterling Financial Corporation and its subsidiaries, Bank of Lancaster County, N.A., Northeast Bancorp, Inc., The First National Bank of North East, Town & Country, Inc., T & C Leasing, Inc. and Sterling Mortgage Services, Inc. When words such as "believes", "expects", "anticipates" or similar expressions occur in this quarterly report, management is making forward-looking statements.

     Shareholders should note that many factors, some of which are discussed elsewhere in this report, could affect the future financial results of Sterling Financial Corporation and it subsidiaries, both individually and collectively, and could cause those results to differ materially from those expressed in the forward-looking statements contained in this Quarterly Report on Form 10-Q. These factors include the following:

        operating, legal and regulatory risks;
        economic, political and competitive forces affecting our banking, securities, asset management and credit service products; and the risk that our analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful; and the success of the July 27, 2000 acquisition of Hanover Bancorp, Inc.

     Sterling undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in other documents Sterling files periodically with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q, the Annual Report on Form 10-K to be filed by Sterling Financial Corporation, and any Current Reports on Form 8-K.

RESULTS OF OPERATIONS

Three months ended June 30, 2000 compared to three months ended June 30, 1999

Overview

     Net income for the quarter ended June 30, 2000 was $3,835,000 compared to $3,564,000 in 1999, an increase of $271,000 or 7.6%. Basic and diluted earnings per share was $.43 for the second quarter of 2000 which is an increase of $.03 or 7.5% from $.40 for the same quarter in 1999. These earnings resulted in a return on average assets of 1.40% compared to 1.41% for the same quarter in 1999. The return on average realized equity was 16.26% for the second quarter of 2000, versus 16.45% for the same period last year.

Net Interest Income

     The primary component of Sterling's revenue is net interest income, which is the difference between interest and fees on interest earning assets and interest accrued on deposits and borrowed funds. Interest income totaled $18,477,000 for the quarter ended June 30, 2000 compared to $16,646,000 for the same period 1999. This represents an increase of $1,831,000 or 11.0%. This increase in interest income was a result of an approximate 9.5% increase in interest earning assets combined with a modest increase in the yield earned on those assets. Contributing to the increase in the yield was generally higher interest rates in the second quarter of 2000 as well as a shift in the composition of interest earning assets.

     Interest expense amounted to $8,827,000 for the quarter ended June 30, 2000 which was an increase of $1,687,000, or 23.6%, from $7,140,000 reported for the same period 1999. Interest bearing liabilities totaled $874,335,000 at June 30, 2000 compared to $797,198,000 at June 30, 1999. Higher interest rates paid in 2000 along with increased volumes led to the increase in interest expense.

Provision for Loan Losses

     The provision for loan losses decreased $38,000 from $87,000 for the quarter ended June 30, 1999 to $49,000 in 2000. The provision reflects the amount deemed appropriate by management to provide an adequate reserve to meet the present risk characteristics of the loan portfolio.

Noninterest Income

     Total noninterest income totaled $8,622,000 for the three months ended June 30, 2000 compared to $7,368,000 for the same period in 1999. This represents an increase of $1,254,000 or 17.0% over 1999. Income from fiduciary activities increased $110,000, or 19.7% over the same period in 1999. Services charges on deposit accounts decreased $35,000 while other various service charges increased $113,000.

     Mortgage banking income totaled $127,000 for the three months ended June 30, 2000. There was a decrease of $191,000, or 60.1%, from the $318,000 for the same period in 1999. There has been a significant reduction in mortgage loan refinancing volume due to increases in fixed interest rates on conventional mortgage loan products. This increase in rates has contributed greatly to the decline in mortgage banking income.

     Rental income on operating leases has increased from $4,419,000 for the quarter ended June 30, 1999 to $5,456,000 in 2000. This is an increase of $1,037,000 or 23.5%. This increase is due primarily to increases in the number of units under operating leases, which totaled 5,048 as of June 30, 2000, versus 4,164 at June 30, 1999.

     Reflected in noninterest income is $343,000 generated from the gain on the sale of real estate in Maryland.

Noninterest Expenses

     Noninterest expenses totaled $13,005,000 for the quarter ended June 30, 2000, compared to $12,016,000 for the same period in 1999. This represents and increase of $989,000 or 8.2%.

     A major contributor to the increase was depreciation on leased property, which increased from $3,488,000 in 1999 to $4,301,000 in 2000. This increase is consistent with the increase noted in rental income on leased property.

     Professional services increased $83,000 or 26.5% for the quarter end June 30, 2000 to $396,000. The increase in professional services can be attributed to Sterling's increased reliance on services outsourced to third parties. These third parties bring a greater degree of knowledge and experience to the organization than that which can be obtained internally.

     Merger related costs incurred in the second quarter of 1999 totaled $334,000 and was a direct result of Sterling's acquisition of Northeast Bancorp, Inc. completed in June 1999. These merger expenses consisted entirely of attorney, accountant, investment advisory and application fees.

     The remaining increase in noninterest expenses is consistent with the overall growth of Sterling Financial Corporation.

Income Taxes

     Income tax expense for the three months ended June 30, 2000 was $1,383,000, resulting in an effective tax rate of 26.5%, versus 25.3% for 1999. The primary difference between the effective tax rate and the statutory tax rate of 35% is primarily due to tax exempt interest income, offset somewhat by Maryland state income taxes. The increase in the effective tax rate is the result of a higher percentage of consolidated taxable income being earned in Maryland, which is subject to a state income tax rate of 7%.

Six months ended June 30, 2000 compared to six months ended June 30, 1999

Overview

     Net income increased from $6,848,000 at June 30, 1999 to $7,352,000 at June 30, 2000. This represents an increase of $504,000, or 7.4%. Basic and diluted earnings per share was $.82 in 2000, an increase of $.05 or 6.5% from $.77 for the same period in 1999. These earnings resulted in a return on average assets of 1.36% and return on average realized equity of 15.75% for the six months ended June 30, 2000, versus 1.37% and 15.99%, respectively, in the corresponding period of 1999.

Net Interest Income

     The following table summarizes, on a fully taxable equivalent basis, 35% tax rate, net interest income and net interest margin for the six months ended June 30, 2000 and 1999:

(Dollars in thousands)

                                        2000                     1999
                                Average         Yield/ Average          Yield/
                                Balance Interest Rate  Balance  Interest Rate
Interest earning assets:
Securities, federal funds sold
 and short-term investments    $275,960 $ 9,227  6.69% $277,159 $ 8,797  6.36%
Loans                            684,020  28,633  8.42%  606,668  25,571  8.50%
                                -------  ------  ----   -------  ------  ----
                                959,980  37,860  7.92%  883,827  34,368  7.82%
                               -------  ------  ----   -------  ------  ----
Interest bearing liabilities:
 Deposits                       778,553  15,201  3.93%  731,229  13,237  3.65%
 Borrowings                      55,792   1,812  6.53%   37,064   1,061  5.77%
                                -------  ------  ----   -------  ------  ----
                            834,345  17,013  4.10%  768,293  14,298  3.75%
                            -------  ------  ----   -------  ------  -----
Interest rate spread                             3.82%                   4.07%
                                           ====                    ====
Net interest income/
 average earning assets                 $20,847  4.35%          $20,070  4.56%
                                         ======  ====            ======  ====

     The primary component of Sterling's revenue is net interest income, which is the difference between interest and fees on interest earning assets and interest accrued on deposits and borrowed funds. Interest income, on a tax equivalent basis, totaled $37,860,000 for the six months ended June 30, 2000, an increase of $3,492,000 from 1999. This increase in interest income was a result of an 8.6% increase in average interest earning assets combined with an approximate 10 basis points increase in yield earned on those assets. Contributing factors to the increase in the yield was generally higher interest rates in the first six months of 2000 and a shift in the composition of interest earning assets. Loans increased from 68.6% of total interest earning assets in 1999 to 71.3% in 2000. Loans generally have higher interest rates associated with them than securities and short-term investments.

     Interest expense amounted to $17,013,000 reflecting an increase of $2,715,000 from the $14,298,000 reported in 1999. This increase was a result of a $66,052,000 increase in average interest bearing liabilities and an increase in rates paid of 35 basis points. Generally higher interest rates paid in 2000, combined with greater reliance on more costly third party funding, led to the increase in rates on interest bearing liabilities.

     Sterling experienced a decline in its net interest margin as the increase in rates accrued on interest bearing liabilities out paced the increase in the yields earned on interest earning assets. Although there can be no assurances, management believes it will be difficult to maintain its net interest margin at historical levels. As interest rates rise, the cost of funding sources will rise. However, we believe it will be difficult to gain similar increases in yields on interest earning assets due to the competitive nature in which financial institutions are pricing new credits.

Provision for Loan Losses

     The provision for loan losses decreased $141,000 in 2000 over 1999. The provision for loan losses is based upon the quarterly review of the loan portfolio and reflects the amount deemed appropriate by management to provide an adequate reserve to meet the present and foreseeable risk characteristics of the loan portfolio. The decrease in the provision reflects consistency in asset quality ratios, combined with a reduction in net charge-offs as a percent of average loans outstanding.

Noninterest Income

     Total noninterest income amounted to $16,493,000 at June 30, 2000 reflecting an increase of $1,981,000, or 13.7% from the $14,512,000 reported in 1999. The increase in noninterest income was primarily the result of management's concerted efforts to continue to grow its noninterest income, primarily through income generated from the wealth management division and leasing subsidiaries. These increases were offset by a decline in mortgage banking revenue.

     Income from fiduciary activities increased from $1,121,000 in 1999 to $1,350,000 in 2000 which represents an increase of 20.4%. This increase was achieved primarily due to increased transaction volume and growth in assets under management.

     Mortgage banking income totaled $245,000 for the six months ended June 30, 2000, reflecting a decrease of $643,000, or 72.4%, from the same period in
1999.   The financial services industry has seen a significant reduction in mortgage loan refinancing volume, a direct result of increases in fixed
interest rates on conventional mortgage loan products.   Sterling experienced
similar declines in mortgage loan origination volume during this period of time and expect to see similar results throughout the remainder of the year as long as interest rates remain at the current levels.

     Rental income on operating leases has increased 23.3% from $8,701,000 for the six months ended June 30, 1999 to $10,724,000 in 2000. The increase in rental income is primarily due to an increase in the number of units under operating leases, which totaled 5,048 as of June 30, 2000, versus 4,164 at June 30, 1999.

     Reflected in noninterest income is $343,000 generated from the sale of real estate in Maryland.

Noninterest Expenses

     Noninterest expenses totaled $25,699,000 for the six months ended June
30, 2000, and increase of $1,956,000 from 1999. The primary contributor to the increase was depreciation on leased property, which increased 22.7% to $8,466,000 for the six months ended June 30, 2000 compared to June 30, 1999. This increase is consistent with the increase noted in rental income on leased property.

     Professional services increased $191,000 or 33.0% for the six months ended June 30, 2000 to $770,000. The increase in professional services can be attributed to Sterling's increased reliance on services outsourced to third parties. These third parties bring a greater degree of knowledge and experience to the organization than that which can be obtained internally.

     Merger related costs during 1999 totaled $409,000 and was a direct result of Sterling's acquisition of Northeast Bancorp, Inc. completed in June 1999. These merger expenses consisted entirely of attorney, accountant, investment advisory and application fees. During the six months ended June 30, 2000, Sterling Financial Corporation has not recognized any merger related expenses associated with the Hanover Bancorp, Inc. merger. These amounts will be expensed in the third quarter of 2000.

     The remaining increase in noninterest expenses is consistent with the overall growth of Sterling Financial Corporation.

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

        community banking and related services, and leasing.

     Sterling's efficiency ratio for the community banking segment was 60.8% for the six months ended June 30, 2000 compared to 59.7% for the same period 1999. The leasing segment's efficiency ratio decreased from 93.7% in 1999 to 92.8% in 2000.

Income Taxes

     Income tax expense for the six months ended June 30, 2000 amounted to $2,620,000 compared to $2,324,000 in 1999. This resulted in an effective tax rate of 26.3% in 2000, versus 25.3% in 1999. The difference between the effective tax rate and the statutory tax rate of 35% is primarily due to tax exempt interest income, offset somewhat by Maryland state income taxes. The increase in the effective tax rate is the result of a higher percentage of consolidated taxable income being earned in Maryland, which is subject to a state income tax rate of 7%.

FINANCIAL CONDITION

     Total assets at June 30, 2000 amounted to $1,111,958,000 compared to $1,024,195,000 at June 30, 1999. This represents an increase of $87,763,000 or 8.6% over that period of time. Total assets at June 30, 2000 increased $52,584,000 or 5.0% over the $1,059,374,000 reported at December 31, 1999.

Securities

     The security portfolio showed a slight decline of $692,000, or .3% for the six months ended June 30, 2000. Within the security portfolio, Sterling has continued to shift its investment methodology towards investment in tax-free securities and away from other corporate bonds. This is due to the fact the interest rate curve presently makes tax free securities slightly more attractive. Additionally, there has also been a migration to U. S. government agency securities versus U. S. treasuries, since these securities have a slightly better yield. This strategy has been implemented to mitigate the declining net interest margin.

Loans

     Net loans have grown by 7.60%, from $654,834,000 at December 31, 1999 to $704,614,000 at June 30, 2000. This represents an increase of $49,780,000, or 7.6%. This increase was almost entirely funded through an increase in deposits, which grew by $49,061,000. Commercial loans continue to represent a significant portion of this growth, and is a direct result of demand remaining strong during the first half of 2000. The strong economy in Lancaster and Cecil Counties has fueled the commercial loan demand.

Allowance for Loan Losses

     Sterling's allowance for loan losses was $8,248,000 at June 30, 2000. This represents 1.16% of loans outstanding which was comparable to the 1.23% ratio at December 31, 1999. Net charge-offs to average loans outstanding totaled .004% for the first six months of 2000 compared to .030% for the same period in 1999.

     The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans as of June 30, 2000 and December 31, 1999:(In thousands)
                                            June 30,    December 31,
                                              2000          1999
    Nonaccrual loans                       $     943      $   325
    Accruing loans, past due 90 days or more     358          751
    Restructured loans                         1,944        1,961
                                             -------      -------
    Total non-performing loans                 3,245        3,037
    Other real estate owned                      186          163
                                             -------      -------
    Total non-performing assets              $ 3,431      $ 3,200
                                            =======      =======
    Non-performing loans to total loans         .46%         .46%
    Allowance for loan losses to
      non-performing loans                      254%         269%

     The restructured loans included in nonperforming loans represent a series of loans to one borrower in the real estate business. Sterling has no commitment to lend this customer additional funds related to the restructured notes. These restructured loans are fully secured with real estate collateral, are current and have performed in accordance with the contractual terms, both prior to and after the restructuring. Accrual of interest on the restructured loans continues.

     Potential problem loans are defined as performing loans which have characteristics that cause management to have serious doubts as to the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as nonperforming loans in the future. Total potential problem loans approximated $3,054,000 at June 30, 2000. Additionally, letter of credit commitments totaling approximately $3,100,000 are outstanding to one of these borrowers.

     The following table presents information concerning impaired loans to June 30, 2000 and December 31, 1999:

(In thousands)
                                                   June 30,      December 31,
                                                     2000            1999

     Impaired loans with a related allowance      $ 2,887         $ 2,286
     Impaired loans without a related allowance      ---             ---
                                                   -------         -------
     Total impaired loans                         $ 2,887         $ 2,286
                                                  =======         =======
     Allowance related to impaired loans          $   360         $   111
                                                  =======         =======

     Sterling maintains the allowance for loan losses at a level believed adequate by management to absorb potential losses in the loan portfolio. It is established through a provision for loan losses charged to earnings. Sterling utilizes a defined methodology on a quarterly basis to determining the adequacy of the allowance for loan losses which considers specific credit reviews, past loan loss historical experience, and qualitative factors. This methodology, which has remained consistent for the past several years, results in an allowance consisting of two components, "allocated" and "unallocated". For a more thorough discussion of the allowance for loan losses methodology, please refer to Sterling Financial Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.

     Management believes the above methodology accurately reflects losses inherent in the portfolio. Management bases the provision for loan losses, or lack of provision, on the overall analysis taking into consideration the methodology discussed above.

     A rollforward of the allowance for loan losses for the six months ended June 30, 2000 and 1999 were as follows:

(In thousands)
                                                          2000         1999
          Balance at January 1                        $ 8,174      $ 8,070
          Provision for loan losses charged to income      99          240
          Loans charged-off                              (114)        (292)
          Recoveries of loans previously charged-off       89          127
                                                      -------      -------
          Balance at June 30                          $ 8,248      $ 8,145
                                                      =======      =======

          Net charge-offs to average loans outstanding  .004%         .03%

Asset Held for Operating Leases

     During the first six months of 2000, Sterling increased the balance of assets held for operating leases from $47,639,000 at year-end 1999 to $53,442,000 at June 30, 2000. Management recognizes that leasing operations represent a growth opportunity for Sterling and has committed resources to expand this business. These resources include increased marketing efforts, not only in developing customer relationships, but also in maintaining existing customers. The strong national and local economy has led to our leasing customers expanding their business operations, resulting in an increase in the number of new units leased within our customer base.

Deposits

     Total deposits at June 30, 2000 totaled $941,493,000 compared to $892,432,000 at December 31, 1999. This represents an increase of $49,061,000, or 5.5% during this period of time. The increase in deposits is attributable to competitive pricing, particularly in time deposits and cash management accounts.

Borrowings

     Short term borrowings totaled $22,844,000 at June 30, 2000, a decrease of $2,156,000 from December 31, 1999. Long-term debt increased by $2,322,000 from December 31, 1999 to $36,613,000 at June 30, 2000. The decrease in short-term borrowings was exclusively related to a reduction in the interest bearing demand notes issued to the U. S. Treasury. The growth in long-term debt was used to fund growth in the finance and operating lease portfolios.

Capital

     Total stockholders' equity increased $3,480,000 or 3.9% from the $90,018,000 reported at December 31, 1999. The increase was a result of operating activities which consisted of net income for the period of $7,352,000, less dividends declared of $3,305,000 and unrealized loss on securities available for sale, net of tax, in the amount of $567,000.

     Sterling and its banking subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Sterling and the subsidiary banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Sterling and its banking subsidiaries must meet specific capital guideline that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and reclassifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

     Quantitative measures established by regulation to ensure capital adequacy require Sterling and its banking subsidiaries to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of June 30, 2000 and December 31, 1999, that Sterling and the subsidiary banks met all minimum capital adequacy requirements to which they are subject and are categorized as "well capitalized".

     Sterling's capital ratios as of June 30, 2000 and December 31, 1999 and related regulatory minimum requirements are as follows:

                                                            Per Regulation
                                                                       (1)
                                 June 30,  December 31,  Minimum       Well
                                   2000        1999     Requirement Capitalized
Total capital to
  risk weighted assets            10.9%       11.1%        8.0%       10.0%
Tier 1 capital to
  risk weighted assets            10.0%       10.2%        4.0%        6.0%
Tier 1 capital to
  average assets                   8.5%        8.5%        4.0%        5.0%

(1) represents amounts for the banking subsidiaries and not Sterling Financial Corporation, as prompt corrective action provisions are not applicable to bank holding companies.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

     At June 30, 2000, there have been no material changes to information regarding Quantitative and Qualitative Disclosures About Market Risk as presented in the 1999 Annual Report on Form 10-K, as amended.


                    PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

     As of June 30, 2000, there were no material pending legal proceedings, other than ordinary routine litigation incidental to business, to which Sterling or its subsidiaries are a party or of which any of their property is the subject.

Item 2 - Changes in Securities and Use of Proceeds

     Not applicable.

Item 3. - Defaults Upon Senior Securities

     Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders of Sterling Financial Corporation was held on June 13, 2000.

     The following individuals were elected to Sterling Financial
Corporation's Board of Directors to hold office for the terms specified:

                     For a Term of Three Years

           Nominee                 Votes For               Votes Withheld
     S. Amy Argudo                7,362,867                   88,886
     Robert H. Caldwell           7,387,348                   64,405
     J. Robert Hess               7,391,664                   60,088
     J. Roger Moyer, Jr.          7,310,172                  141,582
     W. Garth Sprecher            7,393,300                   58,452

     There are eight continuing directors whose terms of office will expire at the 2001 or 2002 annual meeting. They are as follows:

               Richard H. Albright, Jr.            David E. Hosler
               Howard E. Groff, Jr.                E. Glenn Nauman
               Joan R. Henderson                   John E. Stefan
               Calvin G. High                      Glenn R. Walz


     The following proposals were approved at Sterling Financial Corporation's Annual Meeting:
                                             Votes    Votes    Broker
                                      Votes For  Against Abstained Non-votes
1. Proposal to approve and adopt
   the Agreement and Plan of Merger,
   dated as of January 25,2000, by
   and between Sterling Financial
   Corporation and Hanover Bancorp,
   Inc., providing for the
   acquisition of Hanover Bancorp,
   Inc. through the merger of
   Hanover Bancorp, Inc. into
   Sterling.                           6,761,644  217,335  70,029   402,746

2. Proposal to vote on the
   adjournment of the Sterling Annual
   Meeting, if necessary, to
   permit further solicitation of
   proxies if there are not sufficient
   votes at the time of the meeting to
   approve the Agreement and
   Plan of Merger.                     6,471,282  426,325 151,401   402,746



3. Proposal to ratify the selection
   of Ernst & Young, LLP as the
   corporation's independent certified
   public accounts for the year
   ending December 31, 2000            7,389,006   51,166  11,578          4


Item 5 - Other Information

     Not applicable.

Item 6 Exhibits and Reports on Form 8-K

     (a) Exhibits

           3(ii)Amended and Restated Bylaws of Sterling Financial Corporation.
               (Incorporated by reference to Exhibit 3 (ii) of the Current
                Report on Form 8-K, filed with the Securities and Exchange
                Commission on April 25, 2000.
          21.  Subsidiaries of the Registrant
          27.  Financial Data Schedule

     (b) Reports on Form 8-K

          During the quarter ended June 30, 2000, the registrant filed the following reports on Form 8-K.

       Date of Report           Item                  Description
       April 25, 2000             5            Registrant filed Amended and
                                                Restated Bylaws




                            Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Sterling Financial Corporation

Date: August 11, 2000                    By:
                                            John E. Stefan
                                            Chairman of the Board, President
                                            and Chief Executive Officer

Date: August 11, 2000                    By:
                                            Jere L. Obetz
                                            Executive Vice President/Treasurer
                                            and Chief Financial Officer

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