Form 10-Q
period 2000-09-30
STERLING FINANCIAL CORP /PA/
filed 2000-11-14
CIK 811671

FORM 10-Q

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549
(Mark One)
    X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2000

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

Common Stock, $5.00 Par Value-12,546,477 shares outstanding as of October 31, 2000.

           Sterling Financial Corporation and Subsidiaries

                                Index

PART I - FINANCIAL INFORMATION                                       Page

Item 1 - Financial Statements (Unaudited)

         Consolidated Balance Sheets
         as of September 30, 2000 and December 31, 1999.              3

         Consolidated Statements of Income
         for the Three Months and Nine Months ended
         September 30, 2000 and 1999.                                 4

         Consolidated Statements of Comprehensive Income
         for the Three Months and Nine Months ended
         September 30, 2000 and 1999.                                 4

         Consolidated Statements of Cash Flows
         for the Nine Months ended
         September 30, 2000 and 1999.                                 5

         Notes to Consolidated Financial
         Statements.                                                  6

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         10

Item 3 - Quantitative and Qualitative Disclosure about Market Risk   21


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                           22

Item 2 - Changes in Securities and Use of Proceeds                   22

Item 3 - Defaults Upon Senior Securities                             22

Item 4 - Submission of Matters to a Vote of Securities Holders       22

Item 5 - Other Information                                           22

Item 6 - Exhibits and Reports on Form 8-K                            23

Signature Page                                                       24


                        Part I - Financial Information
               STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets (Unaudited)

                                                                 September 30, December 31,
(Dollars in thousands)                                               2000         1999
Assets
Cash and due from banks..........................................$   50,491   $   68,103
Federal funds sold................................................   21,535        5,250
                                                                  ---------    ---------
  Cash and cash equivalents.......................................   72,026       73,353
Short-term investments............................................      702           29
Interest-bearing deposits in banks................................      834        1,377
Mortgage loans held for sale......................................      497        1,120
Securities held-to-maturity(fair value 2000-$45,881;1999-$53,766).   45,680       54,056
Securities available-for-sale.....................................  415,843      376,571
Loans, net of allowance for loan losses 2000-$11,722;1999-$11,875.1,023,260      947,413
Assets held for operating leases, net.............................   53,078       47,639
Premises and equipment............................................   29,933       30,660
Other real estate owned...........................................      381          409
Accrued interest receivable.......................................   11,749       10,313
Other assets......................................................   14,239       13,383
                                                                  ---------    ---------
Total assets.....................................................$1,668,222   $1,556,323
                                                                  =========    =========

Liabilities
Deposits:
  Noninterest-bearing............................................$  158,701   $  155,339
  Interest-bearing................................................1,216,202    1,133,475
                                                                  ---------    ---------
    Total deposits................................................1,374,903    1,288,814
                                                                  ---------    ---------
Short-term borrowings................................ ............   29,328       45,372
Long-term debt....................................................  109,652       80,625
Accrued interest payable..........................................   10,755        7,086
Other liabilities.................................................   12,671       11,666
                                                                  ---------    ---------
Total liabilities.................................................1,537,309    1,433,563
                                                                  ---------    ---------
Stockholders' equity
Common Stock -($5.00 par value)...................................
   No. shares authorized: 35,000,000
   No. shares issued: 2000 - 12,546,477; 1999 - 12,545,858
   No. shares outstanding: 2000 - 12,546,477 1999 - 12,542,638 ...   62,732       62,729
Capital surplus...................................................   17,856       17,895
Retained earnings.................................................   54,141       48,704
Accumulated other comprehensive income (loss).....................   (3,816)      (6,467)
Common stock in treasury, at cost (2000-0 shares; 1999-3,220 shares   ---           (101)
                                                                  ---------    ---------
Total stockholders' equity........................................  130,913      122,760
                                                                  ---------    ---------
Total liabilities and stockholders' equity.......................$1,668,222   $1,556,323
                                                                  =========    =========
The accompanying notes are an integral part of these consolidated financial statements.




               STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Income (Unaudited)
                                                      Three Months Ended      Nine Months Ended
                                                          September 30,         September 30,
(Dollars in thousands, except per share data)            2000        1999       2000     1999
Interest and dividend income
Loans, including fees................................$  21,706   $  19,426   $ 62,491  $ 56,540
Debt securities
    Taxable..........................................    4,569       4,169     13,686    12,261
    Tax-exempt.......................................    1,985       1,633      5,636     4,644
Dividends............................................      217         159        640       434
Federal funds sold...................................      409         447      1,031     1,252
Deposits in other banks..............................       24          34         97       105
                                                     ---------   ---------   --------  ---------
     Total interest and dividend income..............   28,910      25,868     83,581    75,236
Interest expense                                     ---------   ---------   --------  --------
Deposits.............................................   13,266      10,604     36,781    30,702
Short-term borrowings................................      407         298      1,465       596
Long-term debt.......................................    1,607       1,135      4,135     3,473
                                                     ---------   ---------   --------  --------
     Total interest expense..........................   15,280      12,037     42,381    34,771
                                                     ---------   ---------   --------  --------
Net interest income..................................   13,630      13,831     41,200    40,465
                                                     ---------   ---------   --------  --------
Provision for loan losses............................      158         293        447       923
                                                     ---------   ---------   --------  --------
     Net interest income after
       provision for loan losses.....................   13,472      13,538     40,753    39,542
Noninterest income                                   ---------   ---------   --------  --------
Income from fiduciary activities.....................      936         885      2,892     2,583
Service charges on deposit accounts..................    1,185       1,204      3,517     3,501
Other service charges, commissions and fees..........      784         785      2,375     2,271
Mortgage banking income..............................      220         231        521     1,221
Rental income on operating leases....................    5,668       4,628     16,392    13,329
Gain on sale of real estate..........................        0           0        343         0
Other operating income...............................      365         236      1,112       904
Securities gains.....................................      134         141        657       827
                                                     ---------   ---------   --------  --------
     Total noninterest income........................    9,292       8,110     27,809    24,636
Noninterest expenses                                 ---------   ---------   --------  --------
Salaries and employee benefits.......................    7,163       6,646     20,618    19,409
Net occupancy........................................      810         775      2,544     2,354
Furniture and equipment..............................    1,126       1,153      3,443     3,413
Professional services................................      440         490      1,433     1,466
Depreciation on operating lease assets...............    4,457       3,662     12,923    10,561
Merger related and restructuring costs...............    2,881          14      2,881       423
Other................................................    2,880       2,782      8,942     8,433
                                                     ---------   ---------   --------  --------
      Total noninterest expenses.....................   19,757      15,522     52,784    46,059
                                                     ---------   ---------   --------  --------
Income before income taxes...........................    3,007       6,126     15,778    18,119
Income tax expense...................................      608       1,703      3,715     4,639
                                                     ---------   ---------   --------  --------
Net income...........................................$   2,399   $   4,423     12,063    13,480
Per share information:                               =========   =========   ========  ========
 Basic and diluted earnings per share................$    0.19   $    0.35   $   0.96 $    1.07
 Dividends declared..................................$   0.190   $   0.184      0.560     0.536

                                  Other Comprehensive Income

Net income...........................................$   2,399   $   4,423   $ 12,063  $ 13,480
                                                     ---------   ---------   --------  --------
Other comprehensive income, net of tax
 Unrealized gains (losses) on securities available
  for sale arising during the period.................    4,434      (1,425)     3,078    (8,762)
 Reclassification adjustment for gains included in
  net income.........................................      (87)        (91)      (427)     (538)
                                                     ---------    --------   --------  --------
 Other comprehensive income..........................    4,347      (1,516)     2,651   (9,300)
                                                     ---------    --------   --------  --------
COMPREHENSIVE INCOME.................................$   6,746    $  2,907   $ 14,714  $ 4,180
                                                     =========    ========   ========  ========

The accompanying notes are an integral part of these consolidated financial statements.

                         STERLING FINANCIAL CORPORATION
               Consolidated Statements of Cash Flows (Unaudited)
                                                              Nine Months Ended
(Dollars in thousands)                                          September 30,
                                                              2000         1999
Cash Flows from Operating Activities
 Net income..............................................$    12,063   $   13,480
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation..........................................     15,755       13,238
   Accretion and amortization of investment securities...         65          470
   Provision for loan losses.............................        447          923
   (Gain) on sale of property and equipment..............       (370)          (7)
   (Gain) on sales of securities available-for-sale......       (657)        (827)
   (Gain) on sale of mortgage loans......................        (94)        (360)
   Proceeds from sales of mortgage loans.................     21,636       62,464
   Origination of mortgage loans held for sale...........    (20,919)     (58,355)
   Change in operating assets and liabilities:
    (Increase) decrease in accrued interest receivable
     and other assets....................................     (2,151)       1,448
    Increase in accrued interest payable.................      3,669        1,079
    Increase (decrease) in other liabilities.............       (750)         (65)
   Net cash provided by operating activities.............     28,694       33,488
Cash Flows from Investing Activities
 Net decrease in interest-bearing deposits in other banks        543        2,492
 Net increase in short-term investments..................       (673)        (398)
 Proceeds from sales of securities available-for-sale....     11,979       28,866
 Proceeds from maturities or calls of securities
    held-to-maturity.....................................      8,918       12,499
 Proceeds from maturities or calls of securities
    available-for-sale...................................     28,905       38,263
 Purchases of securities held-to-maturity................       (542)      (1,120)
 Purchases of securities available-for-sale..............    (75,160)    (120,063)
 Net loans and direct finance leases made to customers...    (76,406)     (54,681)
 Purchases of equipment acquired for operating leases,net    (18,362)     (18,061)
 Purchases of premises and equipment.....................     (2,530)      (1,946)
 Proceeds from sale of premises and equipment............        795           32
     Net cash used by investing activities...............   (122,533)    (114,117)
Cash Flows from Financing Activities
 Net increase in deposits................................     86,089       76,980
 Net increase (decrease) in short-term borrowings........    (16,044)      (1,078)
 Proceeds from issuance of long-term debt................     50,001       24,058
 Repayments of long-term debt............................    (20,974)     (20,144)
 Proceeds from issuance of common stock..................         16          130
 Cash dividends .........................................     (6,620)      (6,008)
 Cash paid in lieu of fractional shares..................         (8)        ---
 Purchase of treasury stock..............................      ---           (703)
 Proceeds from issuance of treasury stock................         52          365
    Net cash provided by financing activities............     92,512       73,600
 Net change in cash and cash equivalents.................     (1,327)      (7,029)
Cash and cash equivalents:
 Beginning of period.....................................     73,353       96,720
 End of period...........................................$    72,026   $   89,691
                                                          ==========    =========

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

     Operating results for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

     For further information, refer to the audited consolidated financial statements, footnotes thereto, included in the Annual Report on Form 10-K, as amended, for the year ended December 31, 1999, and the Current Report on Form 8-K filed with the Commission on September 30, 2000.

     The consolidated financial statements of Sterling Financial Corporation include the accounts of its wholly-owned subsidiaries, Bank of Lancaster County, N.A. and its wholly-owned subsidiary, Town and Country, Inc., Bank of Hanover and Trust Company, HOVB Investment Co., T&C Leasing, Inc., Northeast Bancorp, Inc. and its wholly-owned subsidiary, The First National Bank of North East, and Sterling Mortgage Services, Inc. (inactive). All significant intercompany transactions are eliminated in consolidation.

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

     Earnings per common share for the three months and nine months ended September 30, 2000 and 1999 have been computed based on the following (dollars in thousands):

                               Three Months Ended         Nine Months Ended
                                   September 30,             September 30,
                                  2000       1999          2000       1999
Net income available to
  stockholders                $    2,399  $    4,423   $   12,063 $   13,480
                              ==========  ==========   ========== ==========
Average number of shares
  outstanding                 12,545,673  12,551,672   12,543,882 12,563,521
Effect of dilutive stock
  options                          1,729      40,859       14,266     47,429
                              ----------  ----------   ---------- ----------
Average number of shares
  outstanding used to
  calculate diluted earnings
  per share                   12,547,402  12,592,531   12,558,148 12,610,950
                              ==========  ==========   ========== ==========

Earnings per share:
 Basic                        $      .19  $      .35   $      .96  $    1.07
 Diluted                             .19         .35          .96       1.07


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


Note 2 - Merger

     On July 27, 2000, Sterling completed its merger with Hanover Bancorp, Inc., parent company of Bank of Hanover and Trust Company, headquartered in Hanover, Pennsylvania. Bank of Hanover, with 12 branches in York and Adams counties, Pennsylvania, and one branch in Westminster, Maryland, continues to operate as a separate commercial bank.

     Under the terms of the agreement, Hanover Bancorp shareholders received .93 shares of Sterling common stock for each share of Hanover Bancorp's common stock in a tax-free exchange. Sterling issued 3,611,409 shares of its common stock in connection with the merger. The transaction was accounted for under the pooling-of-interests method of accounting. Accordingly, the consolidated financial statements have been restated to include the consolidated accounts of Hanover Bancorp for all periods presented.

     Financial data for Sterling and Hanover Bancorp, Inc. from January 1 to July 31, 2000 is presented below. Although the consummation date was July 27, 2000, the financial data presented is for the nearest interim period.

     For the seven months ended July 31, 2000:

                                                         Sterling
                              Sterling     Hanover     Consolidated
     Net interest income      $ 22,507     $ 9,652      $ 32,159
     Net income                  8,603       2,650        11,253
     Dividends declared          3,305         932         4,237

     The effect of Hanover merger on Sterling's financial condition and results of operations were as follows:
                                                              Sterling
                                    Sterling     Hanover    Consolidated
    For the three months ended
      September 30, 1999:
     Net interest income             $ 9,700      $ 4,131      $ 13,831
     Net income                        3,224        1,199         4,423
     Dividends declared                1,639          470         2,109

    For the nine months ended
      September 30, 1999:
     Net interest income             $28,344     $ 12,121      $ 40,465
     Net income                       10,072        3,408        13,480
     Dividends declared                4,625        1,336         5,961


                                                                  Sterling
                              Sterling    Hanover      Elim.    Consolidated
     As of December 31, 1999
     Assets                 $1,059,374   $ 503,924   $(6,975)    $1,556,323
     Liabilities               969,356     471,176    (6,969)     1,433,563
     Equity                     90,018      32,748        (6)       122,760

     During the third quarter of 2000, Sterling completed its merger with Hanover Bancorp, Inc. and incurred $2,881,000 of merger related and restructuring charges. The direct costs that resulted from the merger totaled $1,409,000, and consisted primarily of legal, accounting, investment advising fees, as well as regulatory filing fees and other miscellaneous expenses. These amounts were paid throughout 2000, and were expensed in the third quarter. In addition, Sterling incurred restructuring costs totaling $1,472,000, which primarily consists of severance and related benefit, professional fees, non-cancelable service contracts and asset write-offs related to conversion of the banking subsidiaries into a common core processing system.

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

     Sterling's chief decision makers continue to assess performance and make operating decisions based on two operating segments. These segments include
1) providing community banking and related financial services to consumers, businesses and governmental units in South Central Pennsylvania and Northern Maryland, and also includes corporate-related activities; and 2) providing vehicle and equipment financing alternatives to businesses primarily located in Pennsylvania, although assets are located throughout the United States.

     Condensed financial information of Sterling's two segments and a reconciliation of such information to the consolidated financial statements as of and for the three months and nine months ended September 30 is as follows (in thousands):
                                  Community
                                 Banking and
                                  Related             Intersegment
Consolidated                      Services   Leasing   Eliminations    Totals
 Three months ended
   September 30, 2000
   Interest and dividend income  $ 28,538   $  1,749   $  (1,377)   $   28,910
   Interest expense                14,697      1,960      (1,377)       15,280
   Provision for loan losses          128         30       ---             158
   Noninterest income               3,489      5,803       ---           9,292
   Noninterest expenses            14,588      5,169       ---          19,757
   Income before income taxes       2,614        393       ---           3,007
   Income tax expense                 443        165       ---             608
   Net income                       2,171        228       ---           2,399

 Three months ended
   September 30, 1999
   Interest and dividend income  $ 25,399   $  1,580    $ (1,111)   $   25,868
   Interest expense                11,501      1,647      (1,111)       12,037
   Provision for loan losses          270         23       ---             293
   Noninterest income               3,402      4,708        ---          8,110
   Noninterest expenses            11,233      4,289        ---         15,522
   Income before income taxes       5,797        329        ---          6,126
   Income tax expense               1,558        145        ---          1,703
   Net income                       4,239        184        ---          4,423

Nine months ended
   September 30, 2000
   Interest and dividend income  $ 82,177   $  4,995  $   (3,591)   $   83,581
   Interest expense                40,358      5,614      (3,591)       42,381
   Provision for loan losses          357         90       ---             447
   Noninterest income              11,007     16,802       ---          27,809
   Noninterest expenses            37,790     14,994       ---          52,784
   Income before income taxes      14,679      1,099       ---          15,778
   Income tax expense               3,254        461       ---           3,715
   Net income                      11,425        638       ---          12,063

   Assets                       1,618,079    133,116     (82,973)    1,668,222

Nine months ended
   September 30, 1999
   Interest and dividend income $  74,001   $  4,459   $ (3,224)  $     75,236
   Interest expense                33,363      4,632     (3,224)        34,771
   Provision for loan losses          855         68        ---            923
   Noninterest income              10,970     13,666        ---         24,636
   Noninterest expenses            33,605     12,454        ---         46,059
   Income before income taxes      17,148        971        ---         18,119
   Income tax expense               4,210        429        ---          4,639
   Net income                      12,938        542        ---         13,480

   Assets                       1,490,381    117,837    (66,456)     1,541,762


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     The management of Sterling Financial Corporation has made forward-looking statements in this Quarterly Report on Form 10-Q. These forward-looking statements are subject to certain risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of Sterling Financial Corporation and its subsidiaries, Bank of Lancaster County, N.A., Bank of Hanover and Trust Company, Northeast Bancorp, Inc., The First National Bank of North East, Town & Country, Inc., HOVB Investment Co., T & C Leasing, Inc. and Sterling Mortgage Services, Inc. When words such as "believes", "expects", "anticipates" or similar expressions occur in this quarterly report, management is making forward-looking statements.

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

        operating, legal and regulatory risks;

        economic, political and competitive forces affecting our banking, securities, asset management and credit service products; and

        the risk that our analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful; and

        the success of the July 27, 2000 merger of Hanover Bancorp, Inc.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2000 compared to three months ended September 30, 1999

Overview

     Operating income, as defined below, was $4,652,000 for the quarter ending September 30, 2000, a $215,000, or 4.8%, increase from 1999. Basic and diluted earnings per share on an operating basis totaled $.37 for the quarter ended September 30, 2000, versus $.35 for the same period in 1999,
an increase of 5.7%.    The operating return on average realized
equity totaled 13.58% for third quarter of 2000, versus 14.17% for the same period in 1999.

     Operating earnings for the quarter ended September 30, 2000 and 1999 exclude tax-effected merger-related costs and restructuring charges of $2,252,000 and $14,000. These expenses relate to the merger integration of the operations of Hanover Bancorp, Inc., which was acquired in the third quarter of 2000, and the merger of North East Bancorp, Inc. in the second quarter of 1999. Including merger related and restructuring charges, net income totaled $2,399,000 and $4,423,000 for the three months ended September 30, 2000 and 1999. Basic and diluted earnings per share totaled $.19 for the quarter ended September 30, 2000, versus $.35 for 1999. The return on average realized equity totaled 7.01% for the third quarter of 2000, versus 14.12% for the same period in 1999.


Net Interest Income

     The primary component of Sterling's revenue is net interest income, which is the difference between interest and fees on interest earning assets and interest accrued on deposits and borrowed funds. Interest income totaled $28,910,000 for the quarter ended September 30, 2000 compared to $25,868,000 for the same period 1999. This represents an increase of $3,042,000 or 11.8%. This increase in interest income was a result of an approximate 9.8% increase in interest earning assets combined with a modest increase in the yield earned on those assets. Contributing to the increase in the yield was generally higher interest rates in the third quarter of 2000 as well as a shift in the composition of interest earning assets.

     Interest expense amounted to $15,280,000 for the quarter ended September 30, 2000 which was an increase of $3,243,000, or 26.9%, from $12,037,000 reported for the same period 1999. Interest bearing liabilities totaled $1,355,182,000 at September 30, 2000 compared to $1,259,472,000 at September
30, 1999. Higher interest rates paid in 2000 along with increased volumes and greater reliance on short-term borrowings and long-term debt led to the increase in interest expense.

Provision for Loan Losses

     The provision for loan losses decreased $135,000 from $293,000 for the quarter ended September 30, 1999 to $158,000 in 2000. The provision reflects the amount deemed appropriate by management to provide an adequate allowance to meet the present risk characteristics of the loan portfolio.

Noninterest Income

     Total noninterest income totaled $9,292,000 for the three months ended September 30, 2000 compared to $8,110,000 for the same period in 1999. This represents an increase of $1,182,000 or 14.6% over 1999.

     The primary reason for the growth in noninterest income is due to growth in the operating lease portfolio. Rental income on operating leases has increased from $4,628,000 for the quarter ended September 30, 1999 to $5,668,000 in 2000. This is an increase of $1,040,000 or 22.5%. This increase is due primarily to increases in the number of units under operating leases, which totaled 5,155 as of September 30, 2000, versus 4,387 at September 30, 1999.

Noninterest Expenses

     Noninterest expenses totaled $19,757,000 for the quarter ended September 30, 2000, compared to $15,522,000 for the same period in 1999. This represents and increase of $4,235,000 or 27.3%.

     A major contributor to the increase was depreciation on leased property, which increased from $3,662,000 in 1999 to $4,457,000 in 2000. This increase is consistent with the increase noted in rental income on leased property.

     Professional services decreased $50,000 or 10.2% for the quarter end September 30, 2000 to $440,000. The decrease in professional services can be attributed primarily to the hiring of an information systems officer at one of the subsidiary banks in the fourth quarter of 1999. Prior to this time, this role was filled by a third party service provider, resulting in higher professional services in 1999 versus 2000.

     Merger related and restructuring costs incurred in the third quarter of 2000 totaled $2,881,000 versus $14,000 for the third quarter of 1999.

     The remaining increase in noninterest expenses is consistent with the overall growth of Sterling Financial Corporation.

Income Taxes

     Income tax expense for the three months ended September 30, 2000 was $608,000, resulting in an effective tax rate of 20.2%, versus 27.8% for 1999. The primary difference between the effective tax rate and the statutory tax rate of 35% is due to tax exempt interest income, offset somewhat by Maryland state income taxes. The decline in the effective tax rate in the third quarter 2000 as compared to 1999 is a result of a significant reduction in pretax income due to the restructuring charges recorded in the third quarter of 2000. As tax-free income represents a larger portion of pre-tax income, the effective tax rate was lowered.

Nine months ended September 30, 2000 compared to nine months ended September 30, 1999

Overview

     Operating income, as defined below, was $14,316,000 for the nine months ending September 30, 2000, a $462,000, or 3.3%, increase from 1999. Basic and diluted earnings per share on an operating basis totaled $1.14 for the nine months ended September 30, 2000 verus
$1.10 for the same period in 1999, an increase of 3.6%. The operating return on average realized equity totaled 14.32% for the nine months ended September 30, 2000, versus 14.98% for the same period in 1999.

     Operating earnings for the nine months ended September 30, 2000 and 1999 exclude tax-effected merger-related costs and restructuring charges of $2,252,000 and $374,000. These expenses relate to the merger integration of the operations of Hanover Bancorp, Inc., which was acquired in the third quarter of 2000, and the merger of North East Bancorp, Inc. in the second quarter of 1999. Including merger related and restructuring charges, net income totaled $12,063,000 and $13,480,000 for the nine months ended September 30, 2000 and 1999. Basic and diluted earnings per share totaled $.96 for the nine months ended September 30, 2000, versus $1.07 for 1999.
The return on average realized equity totaled 12.07% for the nine months ended September 30, 2000, versus 14.58% for the same period in 1999.

Net Interest Income

     The following table summarizes, on a fully taxable equivalent basis (35% tax rate) net interest income and net interest margin for the nine months ended September 30, 2000 and 1999:

(Dollars in thousands)

                                       2000                      1999
                               Average         Yield/  Average          Yield/
                               Balance Interest Rate   Balance  Interest Rate
Interest earning assets:
Securities, federal funds sold
 and short-term investments $  463,599 $24,279  6.98% $ 441,966 $21,263  6.42%
Loans                           996,717  63,260  8.48%   908,961  57,181  8.40%
                             ---------  ------  ----   ---------  ------  ----
                             1,460,316  87,539  8.00% 1,350,927  78,444  7.76%
                            ---------  ------  ----  ---------  ------  ----
Interest bearing liabilities:
 Deposits                    1,175,036  36,745  4.18% 1,094,904  30,703  3.75%
 Borrowings                    124,861   5,636  6.03%   101,453   4,069  5.36%
                             ---------  ------  ----  ---------  ------  ----
                             1,299,897  42,381  4.36% 1,196,357  34,772  3.89%
                             ---------  ------  ----  ---------  ------  -----
Interest rate spread                            3.64%                    3.87%
                                                ====                     ====
Net interest income/
 average earning assets                $45,158  4.13%           $43,672  4.31%
                                        ======  ====             ======  ====


     The primary component of Sterling's revenue is net interest income, which is the difference between interest and fees on interest earning assets and interest accrued on deposits and borrowed funds. Interest income, on a tax equivalent basis, totaled $87,539,000 for the nine months ended September 30, 2000, an increase of $9,095,000 from 1999. This increase in interest income was a result of an 8.1% increase in average interest earning assets combined with an approximate 24 basis points increase in yield earned on those assets. Contributing factors to the increase in the yield was generally higher interest rates in the first nine months of 2000 and a shift in the composition of interest earning assets. Loans increased from 67.3% of total interest earning assets in 1999 to 72.3% in 2000. Loans generally have higher interest rates associated with them than securities and short-term investments.

     Interest expense amounted to $42,381,000 reflecting an increase of $7,609,000 from the $34,772,000 reported in 1999. This increase was a result of a $103,540,000 increase in average interest bearing liabilities and an increase in rates paid of 47 basis points. Generally higher interest rates paid in 2000, combined with greater reliance on more costly third party funding, led to the increase in rates on interest bearing liabilities.

     Sterling experienced a decline in its net interest margin as the increase in rates accrued on interest bearing liabilities outpaced the increase in the yields earned on interest earning assets. Although there can be no assurances, management believes it will be difficult to maintain its net interest margin at historical levels. As interest rates rise, the cost of funding sources will rise. However, we believe it will be difficult to gain similar increases in yields on interest earning assets due to the competitive nature in which financial institutions are pricing new credits.

Provision for Loan Losses

     The provision for loan losses totaled $447,000 for the nine months ended September 30, 2000 a decrease of $476,000 from 1999. The provision for loan losses is based upon the quarterly review of the loan portfolio and reflects the amount deemed appropriate by management to provide an adequate reserve to meet the present and foreseeable risk characteristics of the loan portfolio. The decrease in the provision reflects consistency in asset quality ratios net charge-offs as a percent of average loans outstanding.

Noninterest Income

     Total noninterest income amounted to $27,809,000 for the nine months ended September reflecting an increase of $3,173,000, or 12.9% from the $24,636,000 reported in 1999. The increase in noninterest income was primarily the result of management's concerted efforts to continue to grow its noninterest income, primarily through income generated from the wealth management division and leasing subsidiaries. These increases were offset by a decline in mortgage banking revenue.

     Income from fiduciary activities increased from $2,583,000 in 1999 to $2,892,000 in 2000 which represents an increase of 12.0%. This increase was achieved primarily due to increased transaction volume and growth in assets under management.

     Mortgage banking income totaled $521,000 for the nine months ended September 30, 2000, reflecting a decrease of $700,000, or 57.3%, from the same
period in 1999.   The financial services industry has seen a significant
reduction in mortgage loan refinancing volume, a direct result of increases in
fixed interest rates on conventional mortgage loan products.   Sterling
experienced similar declines in mortgage loan origination volume during this period of time and expect to see similar results throughout the remainder of the year as long as interest rates remain at the current levels.

     Rental income on operating leases has increased 23.3% from $13,329,000 for the nine months ended September 30, 1999 to $16,392,000 in 2000. The increase in rental income is primarily due to an increase in the number of units under operating leases, which totaled 5,155 as of September 30, 2000, versus 4,387 at September 30, 1999.

     Reflected in noninterest income for the nine months ended September 30, 2000, is $343,000 generated from the sale of real estate in Maryland.

Noninterest Expenses

     Noninterest expenses totaled $52,784,000 for the nine months ended September 30, 2000, an increase of $6,725,000 from 1999. A primary contributor to the increase was depreciation on leased property, which increased 22.4% to $12,923,000 for the nine months ended September 30, 2000 compared to September 30, 1999. This increase is consistent with the increase noted in rental income on leased property.

     During the third quarter of 2000, Sterling completed its merger with Hanover Bancorp, Inc. and incurred $2,881,000 of merger related and restructuring charges. The direct costs that resulted from the merger totaled $1,409,000, and consisted primarily of legal, accounting, investment advising fees, as well as regulatory filing fees and other miscellaneous expenses.
In addition, Sterling incurred restructuring costs totaling
$1,472,000, which primarily consists of severance and related benefit, professional fees, termination fees related to non-cancelable service contracts and asset write-offs related to conversion of the banking subsidiaries into a common core processing system.

     Sterling expects the conversion of the banking subsidiaries into one common core processing system will result in operating efficiencies through better leveraging of technology, greater array of products being offered to customers, and better customer service. The conversion to the new core processing system and resulting reduction in the workforce is expected to result in an estimated net annual savings of approximately
$1.5 million, of which approximately 33% will be realized in 2001 and 100% will be realized in years 2002 and beyond.

     The following summarizes the restructuring expenses charged to operations in third quarter of 2000, and the remaining balance in restructuring accrual at September 30, 2000. The remaining unpaid expenses are expected to be paid throughout 2000-2002.

                                      Initial        Accrual at
                                      Expense    September 30, 2000
   Employee termination             $  718,000       $  718,000
   Asset disposals/write-downs         334,000            ---
   Noncancelable contracts             312,000          312,000
   Professional fees                    88,000           88,000
   Other                                20,000           20,000
                                     ---------        ---------
                                    $1,472,000       $1,138,000
                                     =========        =========

     Merger related costs during 1999 totaled $423,000 and was a direct result of Sterling's acquisition of Northeast Bancorp, Inc. completed in June 1999. These merger expenses consisted entirely of attorney, accountant, investment advisory and application fees.

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

     Sterling's efficiency ratio for the community banking segment was 62.6% for the nine months ended September 30, 2000 compared to 61.5% for the same period 1999. The leasing segment's efficiency ratio increased slightly from 92.3% in 1999 to 92.7% in 2000. The slight deterioration in the banking segments efficiency ratio is a result of increased noninterest expenses to support the increased growth in interest-earning assets, combined with a decline in the net interest margin.

Income Taxes

     Income tax expense for the nine months ended September 30, 2000 amounted to $3,715,000 compared to $4,639,000 in 1999. This resulted in an effective tax rate of 23.6% in 2000, versus 25.6% in 1999. The difference between the effective tax rate and the statutory tax rate of 35% is primarily due to tax exempt interest income, offset somewhat by state income taxes. The decline in the effective tax rate is a result of a significant reduction in pre-tax income due to restructuring charges recorded in the third quarter of 2000. As the tax-free income represents a larger portion of pre-tax income, the effective tax rate was lowered.

FINANCIAL CONDITION

     Total assets at September 30, 2000 amounted to $1,668,222,000 compared to $1,556,323,000 at December 31, 1999. This represents an increase of $111,899,000 or 7.2% over that period of time.

Securities

     The security portfolio increased $30,896,000, or 7.2% for the nine months ended September 30, 2000. Within the security portfolio, Sterling has continued to shift its investment methodology towards investment in tax-free securities and away from other corporate bonds. This is due to the fact the interest rate curve presently makes tax free securities slightly more attractive. Additionally, there has also been a migration to U. S. government agency securities versus U. S. treasuries, since these securities have a slightly better yield. This strategy has been implemented to mitigate the declining net interest margin.

Loans

     Net loans have grown from $947,413,000 at December 31, 1999 to $1,023,260,000 at September 30, 2000. This represents an increase of $75,847,000, or 8.0%. This increase was almost entirely funded through an increase in deposits, which grew by $86,089,000. Commercial loans continue to represent a significant portion of this growth, and is a direct result of demand remaining strong during the first nine months of 2000. The strong economy in Southcentral Pennsylvania and Northern Maryland has fueled the commercial loan demand.

Allowance for Loan Losses

     Sterling's allowance for loan losses was $11,722,000 at September 30, 2000. This represents 1.13% of loans outstanding which is slightly lower than the 1.24% ratio at December 31, 1999. Net charge-offs to average loans outstanding totaled .08% for the first nine months of 2000 compared to .06% for the same period in 1999. These percentages are favorable in relation to Sterling's peer group.

     The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans as of September 30, 2000 and December 31, 1999:(In thousands)
                                          September 30,  December 31,
                                               2000          1999
    Nonaccrual loans                       $   2,058      $   771
    Accruing loans, past due 90 days or more     992          882
    Restructured loans                         1,936        1,961
                                             -------      -------
    Total non-performing loans                 4,986        3,614
    Other real estate and other repossessed
       assets                                    381          504
                                             -------      -------
    Total non-performing assets              $ 5,367      $ 4,118
                                             =======      =======
    Non-performing loans to total loans         .48%         .38%
    Allowance for loan losses to
      non-performing loans                      235%         329%

     The increase in the nonaccrual loan balance is primarily the result of two relationships, totaling $934,000, which were moved to nonaccrual status during 2000. These borrowings are secured by real estate and in the opinion of management, do not represent a significant chargeoff exposure to Sterling.

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

     Potential problem loans are defined as performing loans which have characteristics that cause management to have serious doubts as to the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as nonperforming loans in the future. Total potential problem loans approximated $4,405,000 at September 30, 2000. Additionally, letter of credit commitments totaling approximately $3,103,000 are outstanding to one of these borrowers.

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

     A rollforward of the allowance for loan losses for the nine months ended September 30, 2000 and 1999 were as follows:

(In thousands)
                                                        2000         1999
          Balance at January 1                        $11,875      $11,475
          Provision for loan losses charged to income     447          923
          Loans charged-off                              (923)        (905)
          Recoveries of loans previously charged-off      323          441
                                                      -------      -------
          Balance at September 30                     $11,722      $11,934
                                                      =======      =======

          Net charge-offs to average loans outstanding    .08%        .06%

Asset Held for Operating Leases

     During the first nine months of 2000, Sterling increased the balance of assets held for operating leases from $47,639,000 at year-end 1999 to $53,078,000 at September 30, 2000. Management recognizes that leasing operations represent a growth opportunity for Sterling and has committed resources to expand this business. These resources include increased marketing efforts, not only in developing customer relationships, but also in maintaining existing customers. The strong national and local economy has led to our leasing customers expanding their business operations, resulting in an increase in the number of new units leased within our customer base.

Deposits

     Total deposits at September 30, 2000 totaled $1,374,903,000 compared to $1,288,814,000 at December 31, 1999. This represents an increase of $86,089,000, or 6.71% during this period of time. The increase in deposits is attributable to competitive pricing, particularly in time deposits and cash management accounts, and marketing campaigns to increase deposit growth.

Borrowings

     Short term borrowings totaled $29,328,000 at September 30, 2000, a decrease of $16,044,000 from December 31, 1999. Long-term debt increased by $29,027,000 from December 31, 1999 to $109,652,000 at September 30, 2000. The
decrease in short-term borrowings was almost exclusively funded through proceeds from long-term debt. Due to the increase in the short-term borrowing ratio, management elected to reduce its short-term borrowing exposure in favor of longer-term rates. The remaining growth in long-term debt was used to fund growth in the finance and operating lease portfolios.

Capital

     Total stockholders' equity increased $8,153,000 or 6.64% from the $122,760,000 at December 31, 1999. The increase was primarily a result of operating activities which consisted of net income for the nine months ended September 30, 2000 of $12,063,000, less dividends declared of $6,620,000 and unrealized gains on securities available for sale, net of tax, in the amount of $2,651,000.

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

     Quantitative measures established by regulation to ensure capital adequacy require Sterling and its banking subsidiaries to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of September 30, 2000 and December 31, 1999, that Sterling and the subsidiary banks met all minimum capital adequacy requirements to which they are subject and are categorized as "well capitalized".

     Sterling's capital ratios as of September 30, 2000 and December 31, 1999 and related regulatory minimum requirements are as follows:

                                                            Per Regulation
                                                                       (1)
                           September 30,  December 31,  Minimum       Well
                                  2000        1999     Requirement Capitalized
Total capital to
  risk weighted assets            11.4%       11.6%        8.0%       10.0%
Tier 1 capital to
  risk weighted assets            10.5%       10.6%        4.0%        6.0%
Tier 1 capital to
  average assets                   8.0%        8.1%        4.0%        5.0%

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

     Financial institutions can be exposed to several market risks which may impact the value of future earnings capacity of an organization. These risks involve interest rate risk, foreign currency exchange risk, commodity price risk and equity price risk. Equity investments on a cost basis comprise less than 2% of corporate assets. Sterling's primary market risk is interest rate risk.

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

     Management endeavors to control the exposure of earnings to changes in interest rates by understanding, reviewing and making decisions based on its risk position. The asset/liability committees of each subsidiary are responsible for these decisions. The committees operate under management policies defining guidelines and limits on levels of risk. These policies are approved by the Board of Directors. The committees measure risk exposure with internal models, which involve assumptions and estimates which inherently cannot measure with complete precision.

     The corporation has a negative cumulative GAP at one year in the future in the amount of $144 million (9.5% of earning assets). This risk position would result in a decreasing net interest margin in the next year if market rates increase, since this volume of funding liabilities in excess of the volume of earning assets repricing in the next year would have a negative effect on income. This position will generate more income or widen the net interest margin if rates decrease in the next year. Beyond one year the risk position is recaptured. This position is not materially changed from December 31, 1999.

Interest Rate Sensitivity Gaps
                             0-90      91-365   Over 1 Year    Over
                             Days       Days    to 3 Years    3 Years       Total
Interest Earning Assets
Federal funds sold........$  21,535  $        0  $       0  $        0   $   21,535
Interest bearing deposits
 in banks and short-term
 investments..............    1,236         300          0           0        1,536
Securities................   39,395      44,217    113,070     270,812      467,494
Loans.....................  228,024     158,167    285,571     363,719    1,035,481
                           --------    --------   --------   ---------    ---------
Total interest earning
  assets..................$ 290,190  $  202,684  $ 398,641  $  634,531   $1,526,046
                           --------    --------   --------   ---------    ---------
Cumulative................  290,190     492,874    891,515   1,526,046

Interest-Bearing Liabilities
Interest-bearing deposits.$ 168,736  $    2,848  $  96,789  $  289,970   $  558,343
Time deposits.............  108,435     303,609    189,544      56,271      657,859
Short-term borrowings.....   29,328         ---        ---         ---       29,328
Long-term debt............   10,330      13,877     48,933      36,512      109,652
                           --------    --------   --------     -------    ---------
Total interest-bearing
  liabilities.............  316,829     320,334    335,266     382,753    1,355,182
                           --------    --------   --------   ---------    ---------
Cumulative................  316,829     637,163    972,429   1,355,182

Period GAP (Dollars)......  (26,639)   (117,650)    63,375     251,778      170,864
Cumulative GAP (Dollars)..  (26,639)   (144,289)   (80,914)    170,864
Cumulative GAP as % of
  total interest earning
  assets..................     (1.7)%      (9.5)%     (5.3)%      11.2%


                          PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

     As of September 30, 2000, there were no material pending legal proceedings, other than ordinary routine litigation incidental to business, to which Sterling or its subsidiaries area party or of which any of their property is the subject.

Item 2 - Changes in Securities and Use of Proceeds

     Not applicable.

Item 3. - Defaults Upon Senior Securities

     Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 5 - Other Information

     Not applicable.


Item 6 Exhibits and Reports on Form 8-K

     (a) Exhibits

                The following is a list of the Exhibits required by Item 601 of Regulation S-K and are incorporated by reference herein or annexed to this Quarterly Report:

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

           10a Employment Agreement, dated as of July 27, 1999, between Sterling Financial Corporation, Bank of Lancaster County, N.A. and John E. Stefan. (Incorporated by reference to Exhibit
                10.5 of the Form 10-Q, filed with the Securities and Exchange Commission, on November 15, 1999, as amended April 4, 2000.)

           10b Change of Control Agreements, dated July 7, 1999, July 27, 1999, July 30, 1999 and August 4, 1999 between Sterling Financial Corporation, Bank of Lancaster County, N.A. and the following executive officers: John E. Stefan, Thomas P. Dautrich, J. Roger Moyer, Jr. and Jere L. Obetz. (Incorporated by reference to Exhibits 10.1, 10.2, 10.3 and 10.4 of the Form 10-Q, filed with the Securities and Exchange Commission on November 15, 1999, as amended April 4, 2000.)

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

           11 Statement re: Computations of Earnings Per Share (included herein at Item 1 at Notes to Consolidated Financial Statements, Note 1.)

          21.  Subsidiaries of the Registrant

          27.  Financial Data Schedule

     (b) Reports on Form 8-K

          During the quarter ended September 30, 2000, the registrant filed the following reports on Form 8-K.

       Date of Report           Item                  Description
       July 27, 2000             2            Registrant and Hanover Bancorp,
                                               Inc. complete affiliation
                                               transaction




                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Sterling Financial Corporation

Date: November 13, 2000                    By:
                                            John E. Stefan
                                            Chairman of the Board, President
                                            and Chief Executive Officer

Date: November 13, 2000                    By:
                                            Jere L. Obetz
                                            Executive Vice President/Treasurer
                                            and Chief Financial Officer

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

  Town & Country, Inc.  (Wholly owned              Pennsylvania
  Subsidiary of Bank of Lancaster
  County, N.A.)
  1097 Commercial Avenue
  East Petersburg, PA 17520

  Bank of Hanover and Trust Company                Pennsylvania
  25 Carlisle Street
  Hanover, PA 17331

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

  Northeast Bancorp, Inc.                           Delaware
  14 S. Main Street
  North East, Maryland 21901

  The First National Bank of North East             Maryland
   (Wholly-owned Subsidiary of Northeast
    Bancorp, Inc.)
  14 S. Main Street
  North East, Maryland 21901

  HOVB Investment Co.                              Delaware
  103 Foulk Road
  Suite 202
  Wilmington, DE 19803

  Sterling Mortgage Services, Inc.                 Pennsylvania
  101 North Point Boulevard
  Lancaster, PA  17601-4133
  (Presently inactive)