Form 10-K
period 2000-12-31
STERLING FINANCIAL CORP /PA/
filed 2001-03-27
CIK 811671

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
   X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------    EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------    EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ________________ TO _______________

COMMISSION FILE NUMBER   0-16276
                       ---------

                            STERLING FINANCIAL CORPORATION
           -----------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

         PENNSYLVANIA                                23-2449551
--------------------------------                 ------------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                 Identification No.)

101 NORTH POINTE BOULEVARD
LANCASTER, PENNSYLVANIA                             17601-4133
---------------------------------------             ----------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code: (717) 581-6030
                                                    --------------
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $5.00 PER SHARE
                     ---------------------------------------
                                (Title of class)

       Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

       The aggregate market value of the voting stock held by non-affiliates of the Registrant at February 28, 2001 was approximately $188,460,000.

       The number of shares of Registrant's Common Stock outstanding on February 28, 2001 was 12,546,663.

DOCUMENTS INCORPORATED BY REFERENCE
       Portions of the 2001 Proxy Statement for the Registrant are incorporated by reference into Part III of this report.

                         Sterling Financial Corporation
                                Table of Contents

                                                                   Page
                                                                   ----
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

    PART II

     Item 5.  Market for the Registrant's Common Equity and
              Related Stockholder Matters.......................... 18

     Item 6.  Selected Financial Data.............................. 19

     Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.................. 20

     Item 7A. Quantitative and Qualitative Disclosure
              About Market Risk.................................... 43

     Item 8.  Financial Statements and Supplementary Data.......... 45

     Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.................. 80

   PART III

     Item 10. Directors and Executive Officers of the Registrant... 81

     Item 11. Executive Compensation............................... 81

     Item 12. Security Ownership of Certain Beneficial Owners and
              Management........................................... 81

     Item 13. Certain Relationships and Related Transactions....... 81

   PART IV

     Item 14. Exhibits, Financial Statement Schedules and Reports
              on Form 8-K.......................................... 82

   Signatures...................................................... 84

                                     PART I

       The management of Sterling Financial Corporation has made forward-looking statements in this Annual Report on Form 10-K. These forward-looking statements may be subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of Sterling Financial Corporation and its wholly-owned subsidiaries, Bank of Lancaster County, N.A., First National Bank of North East, Bank of Hanover and Trust Company, HOVB Investment Company, T&C Leasing, Inc., Sterling Mortgage Services, Inc. and Town & Country, Inc. When words such as "believes," "expects," "anticipates" or similar expressions occur in this annual report, management is making forward-looking statements.

       Shareholders should note that many factors, some of which are discussed elsewhere in this report, could affect the future financial results of Sterling Financial Corporation and its subsidiaries, both individually and collectively, and could cause those results to differ materially from those expressed in this report. These risk factors include the following:

          - operating, legal and regulatory risks;

          - economic, political and competitive forces affecting our banking, leasing, securities, asset management and credit service businesses;

          - the risk that our analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful; and

          - the success of our merger of Hanover Bancorp, Inc.

       Sterling undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in other documents Sterling files periodically with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

ITEM 1 - BUSINESS

                         Sterling Financial Corporation

       Sterling Financial Corporation is a Pennsylvania business corporation, based in Lancaster, Pennsylvania. Sterling was organized on February 23, 1987 and became a bank holding company on June 30, 1987 when it acquired all the outstanding stock of Bank of Lancaster County, N.A., formerly The First National Bank of Lancaster County.

       Sterling provides a wide variety of commercial banking and trust services through its wholly owned subsidiaries, Bank of Lancaster County, N.A., First National Bank of North East and Bank of Hanover and Trust Company. Sterling operates 49 banking locations in south central Pennsylvania and northern Maryland through its subsidiary banks.

       Sterling's major source of operating funds is dividends that it receives from its subsidiary banks. Sterling's expenses consist principally of operating expenses. Dividends that Sterling pays to shareholders consist, in part, of dividends declared and paid to Sterling by the subsidiary banks.

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

       On June 15, 1999, Sterling completed its acquisition of Northeast Bancorp, Inc., the parent company of First National Bank of North East, based in North East, Maryland. In 2000, Northeast Bancorp, Inc. was liquidated and First National Bank of North East became a wholly-owned subsidiary of Sterling.

       On July 27, 2000, Sterling consummated the merger with Hanover Bancorp, Inc., parent company of Bank of Hanover and Trust Company, headquartered in Hanover, York County, Pennsylvania and HOVB Investment Company. Bank of Hanover and Trust Company and HOVB Investment Company became wholly-owned subsidiaries of Sterling.

       In addition, Sterling also owns all of the outstanding stock of a non-bank subsidiary, Sterling Mortgage Services, Inc. which Sterling organized. Sterling Mortgage Services, Inc. is presently inactive.

       The common stock of Sterling is listed on The Nasdaq Stock Market under the symbol SLFI.

                         Bank of Lancaster County, N.A.

       Bank of Lancaster County, N.A. is a full service commercial bank operating under charter from the Office of the Comptroller of the Currency. On July 29, 1863, the Office of the Comptroller of the Currency authorized The First National Bank of Strasburg to commence the business of banking. On September 1, 1980, we changed the name to The First National Bank of Lancaster County. On June 30, 1987, the date the bank reorganized as a bank holding company, the bank changed its name to Bank of Lancaster County, N.A. At December 31, 2000, the bank had total assets of $1,071,000,000 and total deposits of $895,000,000.

       The main office of the bank is located at 1 East Main Street, Strasburg, Pennsylvania. In addition to its main office, the bank had 28 branches in Lancaster County, one (1) branch in Chester County, Pennsylvania and one (1) branch in Lebanon County, Pennsylvania in operation at December 31, 2000. The branch located in Lebanon County trades as Bank of Lebanon County.

       The bank provides a full range of banking services. These include demand, savings and time deposit services, NOW (Negotiable Order of Withdrawal) accounts, money market accounts, safe deposit boxes, and a full spectrum of personal and commercial lending activities. The bank can offer a variety of collection and international services through correspondent relationships with banks located in major cities in the United States.

       The Bank of Lancaster County now has 27 ATM locations located in Lancaster County. Additionally, Bank of Lancaster County customers can use their personal computers for services such as bill paying, loan applications and transfer of funds through BLC OnLine.

       The Office of the Comptroller of the Currency gave the bank permission to open a Trust Department on May 10, 1971. The Trust Department provides personal and corporate trust services. These include estate planning, administration of estates and the management of living and testamentary trusts and investment management services. Other services available are pension and profit sharing trusts and self-employed retirement trusts. Trust Department assets were over $659.8 million at December 31, 2000.

       On January 31, 1983, the bank purchased Town & Country, Inc., which is a vehicle and equipment leasing company operating in Pennsylvania and other states. Its principal office is located at 1097 Commercial Avenue, East Petersburg, PA. Town & Country employs 60 people.

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

       The bank's principal market area is Lancaster County, Pennsylvania. Lancaster County is the sixth largest county in Pennsylvania, in terms of population, behind Philadelphia, Allegheny, Montgomery, Delaware and Bucks. Lancaster County, with an area of 949 square miles, has a population of approximately 466,000 people. Lancaster's tradition of economic stability has continued, with agriculture, industry and tourism all contributing to the overall strength of the economy. Lancaster County has one of the strongest and most stable economies in the state. No single sector dominates the county economy.

       One of the best agricultural areas in the nation, Lancaster continues to be the top agricultural county in the state, leading Pennsylvania in production of most crops and livestock. Lancaster County is also one of the leading industrial areas in the state. The county is considered a prime location for manufacturing, away from congested areas, yet close to major east coast markets. Diversification of industry has helped to maintain the economic stability of the county. Lancaster County ended 2000 with the second lowest unemployment rate in Pennsylvania. The unemployment rate of the county in December 2000 was 2.7% which was significantly lower than the statewide rate of 4.4% and national rate of 4.0%. Lancaster County's unemployment rate of 2.7% continued to trail only State College among the 14 metropolitan areas in Pennsylvania. Lancaster County's jobless rate has been 3.0% or lower for 37 consecutive months.

       The bank is not dependent upon a single customer or a small number of customers, the loss of which would have a material adverse effect on the bank. The bank does not depend on foreign sources of funds, nor does it make foreign loans.

       The bank is subject to regulation and periodic examination by the Office of the Comptroller of the Currency. The bank's deposits are insured by the Federal Deposit Insurance Corporation, as provided by law.

                        First National Bank of North East

       On June 15, 1999, Sterling Financial Corporation acquired Northeast Bancorp, Inc., which was the parent company of First National Bank of North East, North East, Maryland. Under the terms of the agreement, Northeast Bancorp shareholders received two shares of Sterling's common stock for each share of Northeast Bancorp's common stock in a tax-free exchange. The transaction was accounted for under the pooling-of-interests method of accounting. In 2000, Northeast Bancorp was liquidated and First National Bank of North East became a wholly-owned subsidiary of Sterling.

       On December 12, 1903, the Office of the Comptroller of the Currency authorized First National Bank of North East to commence the business of banking. The main office of the bank is located at 14 South Main Street, North East, Maryland. In addition to the main office, there are three branches located in Cecil County, Maryland. At December 31, 2000, the bank had total assets of nearly $93.0 million and total deposits of $82.5 million.

       The bank offers a wide variety of banking services to all segments of its service area. These include demand, savings and time deposit services, money market accounts, and safe deposit boxes. The bank's lending services include commercial, construction loans, residential mortgage loans and installment and other personal loans.

       The bank is not dependent upon a single customer or a small number of customers, the loss of which would have a material adverse effect on the bank. The bank does not depend on foreign sources of funds, nor does it make foreign loans.

       The bank is subject to regulation and periodic examination by the Office of the Comptroller of the Currency. The bank's deposits are insured by the Federal Deposit Insurance Corporation, as provided by law.

                        Bank of Hanover and Trust Company

       On July 27, 2000, Sterling consummated the merger with Hanover Bancorp, Inc., parent company of Bank of Hanover and Trust Company. Bank of Hanover became a wholly-owned subsidiary of Sterling.

       Bank of Hanover and Trust Company was first organized in 1835 under the laws of the Commonwealth of Pennsylvania. The bank conducts its business principally through fourteen banking offices located in York and Adams Counties, Pennsylvania and one office located in Westminster, Maryland. At December 31, 2000, the bank had total assets of $550 million and total deposits of $444 million.

       The bank offers a wide variety of banking services to all segments of its service area. The bank's lending services include commercial, financial and agricultural revolving lines of credit and term loans, construction loans, residential mortgage loans and installment and other personal loans. The bank's deposit services include commercial and personal checking accounts, savings, time deposits and safety deposit services. The bank is also a member of the MAC system and offers automated teller machine service at all of its full service offices, as well as at 8 remote service locations in Hanover, York, Dover, East Berlin and Carlisle.

       Individual trust and investment services offered by the bank include the administration of estates, trust and agency accounts. Corporate trust services include acting as trustee for employee benefit plans.

       The bank is not dependent upon a single customer or a small number of customers, the loss of which would have a material adverse effect on the bank. The bank does not depend on foreign sources of funds, nor does it make foreign loans.

       The bank is subject to regulation and periodic examination by the Federal Deposit Insurance Corporation and Pennsylvania Department of Banking. The bank's deposits are insured by the Federal Deposit Insurance Corporation, as provided by law.

                             HOVB Investment Company

       HOVB Investment Company, now a wholly-owned subsidiary of Sterling, was incorporated in Delaware in 1999, was acquired in the Hanover transaction on July, 27, 2000. Its principal activity is the holding and investing in equity securities.

COMPETITION

       The financial services industry in Sterling's service area is extremely competitive. Sterling's competitors within its service area include multi-bank holding companies, with resources substantially greater than those of the corporation. Many competitor financial institutions have legal lending limits substantially higher than the subsidiary banks' legal lending limits. The subsidiary banks are subject to intense competition in all respects and areas of their business from commercial banks, savings banks, credit unions, finance companies and other nonbank providers of financial services. Several of the competing financial institutions exceed $15 billion in assets while one is in excess of $253 billion in assets. The increased competition has resulted from a changing legal and regulatory climate, as well as from the economic climate.

SUPERVISION AND REGULATION

BANK HOLDING COMPANY REGULATION

       Sterling Financial Corporation is subject to the regulations of the Board of Governors of the Federal Reserve System under the Bank Holding Company Act. Bank holding companies are required to file periodic reports with and are subject to examination by the Federal Reserve. The Federal Reserve has issued regulations under the Bank Holding Company Act that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve may require the corporation to stand ready to use its resources to provide adequate capital funds to the banks during periods of financial stress or adversity.

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

       In addition, the Bank Holding Company Act prohibits a bank holding company from engaging in most non-banking businesses or from owning more than 5% of the voting shares of most non-bank businesses.

       The Federal Reserve has determined that the following activities are permissible:

       - making, acquiring, or servicing loans or other extensions of credit for its own account or for the account of others;

       - operating an industrial bank, Morris Plan bank, or industrial loan company, in the manner authorized by state law, so long as the institution is not a bank;

       - operating as a trust company in the manner authorized by federal or state law so long as the institution is not a bank and does not make loans or investments or accept deposits, except as may be permitted by the Federal Reserve;

              - subject to limitations, acting as an investment or financial advisor

              - to a mortgage or real estate investment trust;

              - to certain registered investment companies;

              - by providing portfolio investment advice to other persons;

              - by furnishing general economic information and advice, general economic statistical forecasting services, and industry studies;

              - by providing financial advice to state and local governments; or

              - by providing financial and transaction advice to corporations, institutions, and persons in the areas of mergers, acquisitions, and other financial transactions.

       - subject to limitations, leasing real or personal property or acting as agent, broker, or adviser in leasing such property in accordance with prescribed conditions;

       - investing in corporations or projects designed primarily to promote community welfare;

       - providing to others data processing services and data transmission services, data bases, and facilities, within certain limitations;

       - subject to limitations, engaging in agency and underwriting activities concerning credit insurance, and certain other insurance activities as permitted by the Federal Reserve;

       - owning, controlling, or operating a savings association, if the savings association engages only in deposit-taking activities and lending and other activities that are permissible for bank holding companies under Federal Reserve regulations;

       - providing courier services for certain financial documents;

       - subject to limitations, providing management consulting advice to nonaffiliated bank and nonbank depository institutions;

       - retail selling of money orders and similar consumer-type payment instruments having a face value of $1,000 or less, selling U.S. Savings Bonds, and issuing and selling traveler's checks;

       - performing appraisals of real estate and personal property;

       - subject to limitations, acting as intermediary for the financing of commercial or industrial income-producing real estate by arranging for the transfer of the title, control, and risk of such a real estate project to one or more investors;

       - providing certain securities brokerage services;

       - subject to limitations, underwriting and dealing in government obligations and certain other instruments;

       - subject to limitations, providing foreign exchange and transactional services;

       - subject to limitations, acting as a futures commission merchant for nonaffiliated persons;

       - subject to limitations, providing investment advice on financial futures and options to futures;

       - subject to limitations, providing consumer financial counseling;

       - subject to limitations, tax planning and preparation;

       - providing check guaranty services;

       - subject to limitations, operating a collection agency; and

       - operating a credit bureau.

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

FINANCIAL SERVICES MODERNIZATION LEGISLATION

       On November 12, 1999, the Gramm-Leach-Bliley Act of 1999, the Financial Services Modernization Act, was signed into law, that repealed provisions of the Depression-era Glass-Steagall Act. The Glass-Steagall Act prohibited banks from engaging in securities and insurance business.

       The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers.

       Generally, the Financial Services Modernization Act:

       - repeals historical restrictions on, and eliminates many federal and state law barriers to, affiliations among banks, securities firms, insurance companies and other financial service providers;

       - provides a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies;

       - broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries to include banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines;

       - provides an enhanced framework for protecting the privacy of consumer information;

       - adopts a number of provisions related to the capitalization, membership, corporate governance and the other measures designed to modernize the Federal Home Loan Bank system;

       - modifies the laws governing the implementation of the Community Reinvestment Act;

       - addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions; and

       - expressly preempts state insurance laws.

       In order for Sterling to take advantage of the new law, it must become a financial holding company. To become a financial holding company, Sterling would file a declaration with the Federal Reserve, electing to engage in activities permissible for financial holding companies and certifying that it is eligible to do so because all of its insured depository institution subsidiaries are "well-capitalized" and "well-managed." In addition, the Federal Reserve must determine that each insured depository institution subsidiary of Sterling has at least a "satisfactory" CRA rating. Sterling currently meets the requirements to make an election to become a financial holding company. Sterling's management has determined it will seek an election to become a financial holding company during 2001.

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

       A national bank seeking to have a financial subsidiary, and each of its depository institution affiliates, must be "well-capitalized" and "well-managed." The total assets of all financial subsidiaries may not exceed the lesser of 45% of a bank's total assets or $50 billion. A national bank must exclude from its assets and capital all equity investments, including retained earnings, in a financial subsidiary. The assets of the subsidiary may not be consolidated with the bank's assets. The bank must also have policies and procedures to assess financial subsidiary risk and protect the bank from such risks and potential liabilities.

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

       Federal and state laws regulate the payment of dividends by Sterling's subsidiaries. See "Supervision and Regulation - Regulation of the Banks," below.

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

       At least half of the total capital is required to be "Tier 1 capital," consisting principally of:

       - common shareholders' equity,

       - noncumulative perpetual preferred stock,

       - a limited amount of cumulative perpetual preferred stock,

       - minority interests in the equity accounts of consolidated subsidiaries, and

       - a deduction for certain intangible assets.

The remainder, "Tier 2 capital," may consist of:

       - a limited amount of subordinated debt and intermediate-term preferred stock,

       - certain hybrid capital instruments and other debt securities,

       - perpetual preferred stock, and

       - a limited amount of the general loan loss allowance.

       In addition to the risk-based capital guidelines, the Federal Reserve requires a bank holding company to maintain a minimum "leverage ratio." This requires a minimum level of Tier 1 capital, as determined under the risk-based capital rules, to average total consolidated assets of 3% for those bank holding companies that have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are expected to maintain a ratio of at least 1% to 2% above the stated minimum. Further, the Federal Reserve has indicated that it will consider a "tangible Tier 1 capital leverage ratio," deducting all intangibles, and other indicia of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised Sterling of any specific minimum leverage ratio applicable to the corporation.

       Under the Federal Deposit Insurance Corporation Insurance Act, the federal banking agencies have specified, by regulation, the levels at which an insured institution is considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under these regulations, an institution is considered "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any order or written directive to meet and maintain a specific capital level. Sterling and its subsidiary banks, at December 31, 2000, qualify as "well capitalized" under these regulatory standards.

FDIC INSURANCE

       The subsidiary banks are subject to Federal Deposit Insurance Corporation assessments. The FDIC has adopted a risk-related premium assessment system for both the Bank Insurance Fund for banks and the Savings Association Insurance Fund for savings associations. Under this system, FDIC insurance premiums are assessed based on capital and supervisory measures.

       Under the risk-related premium assessment system, the FDIC, on a semiannual basis, assigns each institution to one of three capital groups, "well capitalized," "adequately capitalized," or "undercapitalized," and further assigns such institution to one of three subgroups within a capital group corresponding to the FDIC's judgment of its strength based on supervisory evaluations, including examination reports, statistical analysis, and other information relevant to gauging the risk posed by the institution. Only institutions with a total risk-based capital to risk-adjusted assets ratio of 10% or greater, a Tier 1 capital to risk-adjusted assets ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater, are assigned to the well capitalized group.

REGULATION OF BANKS

       The operations of the subsidiary banks are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System, and to banks whose deposits are insured by the FDIC. The banks' operations are also subject to regulations of the Office of the Comptroller of the Currency, the Federal Reserve, the FDIC, and the Pennsylvania Department of Banking.

       The Office of the Comptroller of the Currency, which has primary supervisory authority over national banks, regularly examines banks in such areas as reserves, loans, investments, management practices, and other aspects of operations. These examinations are designed for the protection of the banks' depositors rather than Sterling's shareholders. The subsidiary national banks must furnish annual and quarterly reports to the Office of the Comptroller of the Currency, which has the authority under the Financial Institutions Supervisory Act to prevent a national bank from engaging in an unsafe or unsound practice in conducting its business.

       The FDIC and the Pennsylvania Department of Banking regulates and examines Pennsylvania state chartered banks in much the same way as the Office of the Comptroller of the Currency regulates and examines national banks.

       Federal and state banking laws and regulations govern, among other things:

          - the scope of a bank's business,

          - the investments a bank may take,

          - the reserves against deposits a bank must maintain,

          - the types and terms of loans a bank may make and the collateral it may take,

          - the activities of a bank with respect to mergers and consolidations, and

          - the establishment of branches.

       Pennsylvania and Maryland laws permit statewide branching.

       The National Bank Act requires the subsidiary national banks to obtain the prior approval of the Office of the Comptroller of the Currency for the payment of dividends if the total of all dividends declared by the banks in one year would exceed the banks' net profits, as defined and interpreted by regulation, for the two preceding years, less any required transfers to surplus. In addition, the banks may only pay dividends to the extent that their retained net profits, including the portion transferred to surplus, exceed statutory bad debts, as defined by regulation. Under Pennsylvania statutes, state chartered banks are restricted, unless prior regulatory approval is obtained, in the amount of dividends which it may declare in relation to its accumulated profits, less any required transfer to surplus. These restrictions have not had, nor are they expected to have any impact on the corporation's dividend policy. Under the Federal Deposit Insurance Corporation Insurance Act of 1991, any depository institution, including the banks are prohibited from paying any dividends, making other distributions or paying any management fees if, after such payment, it would fail to satisfy their minimum capital requirement.

       A subsidiary bank of a bank holding company, such as Bank of Lancaster County, First National Bank of North East, and Bank of Hanover is subject to certain restrictions imposed by the Federal Reserve Act, including:

       - extensions of credit to the bank holding company or its subsidiaries,

       - investments in the stock or other securities of the bank holding company or its subsidiaries,

       - taking such stock or securities as collateral for loans.

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

INTERSTATE BANKING LEGISLATION

       In September 1994, Congress enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act. The Interstate Banking Act facilitates the interstate expansion and consolidation of banking organizations:

       - by permitting bank holding companies that are adequately capitalized and adequately managed, beginning September 29, 1995, to acquire banks located in states outside their home states regardless of whether such acquisitions are authorized under the law of the host state;
       - by permitting the interstate merger of banks after June 1, 1997, subject to the right of individual states to "opt in" or "opt out" of this authority before that date;
       - by permitting banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state;
       - by permitting, beginning September 29, 1995, a bank to engage in certain agency relationships (i.e., to receive deposits, renew time deposits, close loans (but not including loan approvals or disbursements), service loans, and receive payments on loans and other obligations) as agent for any bank or thrift affiliate, whether the affiliate is located in the same state or a different state than the agent bank; and
       - by permitting foreign banks to establish, with approval of the regulators in the United States, branches outside their "home" states to the same extent that national or state banks located in the home state would be authorized to do so.

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

       In July 1995, the Pennsylvania Banking Code was amended to authorize full interstate banking and branching under Pennsylvania law. Specifically, the legislation:

       - eliminates the "reciprocity" requirement previously applicable to interstate commercial bank acquisitions by bank holding companies,

       - authorizes interstate bank mergers and reciprocal interstate branching into Pennsylvania by interstate banks, and

       - permits Pennsylvania institutions to branch into other states with the prior approval of the Pennsylvania Department of Banking.

       Overall, this federal and state legislation had the effect of increasing consolidation and competition and promoting geographic diversification in the banking industry.

PROPOSED LEGISLATION AND REGULATIONS

       From time to time, various federal and state legislation is proposed that could result in additional regulation of, and restrictions on, the business of Sterling and the subsidiary banks, or otherwise change the business environment. Management cannot predict whether any of this legislation will have a material effect on the business of Sterling.

EMPLOYEES

       As of December 31, 2000, there were 456 persons employed by the Bank of Lancaster County, of which 356 were full-time and 100 were part-time employees. The First National Bank of North East had 47 persons employed at December 31, 2000, of which 41 were full-time and 6 were part-time, while Bank of Hanover had 222 employees, of which 185 were full-time and 37 part-time. Town & Country, Inc. employed 60 persons.

ITEM 2 - PROPERTIES

       Sterling Financial Corporation owns no real estate.

       The Bank of Lancaster County, in addition to its main office, had a branch network of 30 offices and 4 off-site electronic MAC/ATM installations at December 31, 2000. All branches are located in Lancaster County with the exception of one office located in Chester County and one office located in Lebanon County. Branches at 20 locations are occupied under leases and at three branches, the bank owns the building, but leases the land. One off-site MAC/ATM installation is occupied under lease. All other properties were owned in fee. All real estate and buildings owned by the bank are free and clear of encumbrances.

       The leases expire intermittently over the years through 2022 and most are subject to one or more renewal options. During 2000, aggregate annual rentals for real estate paid did not exceed 3% of the bank's operating expenses.

       On December 4, 1996, the bank purchased a property located at 1097 Commercial Avenue, East Petersburg, PA, situated on 12.7 acres with a building containing approximately 123,000 square feet. The building is used to house the Bank of Lancaster County's Administrative Service Center as well as other support groups for the subsidiary banks. Town & Country, Inc. also occupies this building. At December 31, 2000, approximately 28,438 square feet of this building was leased to outside parties. The building is owned in fee by the bank, free and clear of encumbrances.

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

       In addition to its main office located at 14 South Main Street, North East, Maryland, First National Bank of North East operated three additional branches at December 31, 2000. All branches are located in Cecil County. All properties are owned in fee by the bank, free and clear of encumbrances.

       In addition to its main office located at 25 Carlisle Street, Hanover, Pennsylvania, Bank of Hanover operated thirteen branches located in York and Adams Counties, Pennsylvania with one branch located in Westminster, Maryland. Branches at 7 locations are occupied under leases. All other properties were owned in fee. All real estate and buildings owned by the Bank of Hanover are free and clear of encumbrances.

       The Bank of Hanover's leases expire intermittently over the years through 2021 and most are subject to one or more renewal options. During 2000, aggregate annual rentals for real estate paid did not exceed 3% of the bank's operating expenses.

ITEM 3 - LEGAL PROCEEDINGS

       As of December 31, 2000, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Sterling or its subsidiaries are a party or by which any of their property is the subject.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

       Sterling Financial Corporation's common stock trades on The NASDAQ Stock Market under the symbol SLFI. There are 35,000,000 shares of common stock authorized at December 31, 2000, and 12,546,477 shares outstanding. As of December 31, 2000, Sterling had approximately 4,730 stockholders of record. There is no other class of stock authorized or outstanding. Dividends are restated to give effect to a 5-for-4 stock split, effected in the form of a 25% stock dividend, paid in November 1999. Sterling is restricted as to the amount of dividends that it can pay to stockholders by virtue of the restrictions on the subsidiaries' ability to pay dividends to Sterling.

       The following table reflects the quarterly high and low prices of Sterling's common stock for the periods indicated and the cash dividends declared on the common stock for the periods indicated. All information has been restated to give effect to the 5-for-4 stock split, effected in the form of a 25% stock dividend, paid in November 1999.



                                            Price Range Per Share            Per Share
                2000                       High              Low             Dividend
                ----                       ----              ---             --------

        First Quarter                      $30.50           $16.56              $.185
        Second Quarter                      20.88            12.25               .185
        Third Quarter                       19.69            14.19               .190
        Fourth Quarter                      19.13            15.00               .190


                                            Price Range Per Share             Per Share
                1999                       High               Low             Dividend
                ----                       ----               ---             --------

        First Quarter                      $36.80           $26.80               $.176
        Second Quarter                      29.80            26.00                .176
        Third Quarter                       32.48            24.70                .184
        Fourth Quarter                      32.00            25.00                .185

       Sterling maintains a Dividend Reinvestment and Stock Purchase Plan for eligible shareholders who elect to participate in the plan. You may obtain a copy of the prospectus for the plan by writing to: Bank of Lancaster County, N.A., Dividend Reinvestment and Stock Purchase Plan, 101 North Pointe Boulevard, Lancaster, Pennsylvania 17601-4133.

ITEM 6 - SELECTED FINANCIAL DATA

                                                                        YEARS ENDED DECEMBER 31,
                                              ------------------------------------------------------------------------------
                                                   2000            1999           1998            1997             1996
                                              -------------   -------------   ------------    ------------    --------------
                                                              ( Dollars in thousands, except per share data)

SUMMARIES OF INCOME
   Results of Operations:
   Interest income                             $  113,319      $  101,626     $   97,054      $   89,960      $   82,950
   Interest expense                                58,501          47,404         45,938          41,136          36,929
                                              -------------   -------------   ------------    ------------    ------------
   Net interest income                             54,818          54,222         51,116          48,824          46,021
   Provision for loan losses                          605           1,060          2,016           2,039           1,020
   Net interest income after                  -------------   -------------   ------------    ------------    ------------
        provision for loan losses                  54,213          53,162         49,100          46,785          45,001
   Noninterest income                              37,508          33,539         31,698          26,187          22,078
   Noninterest expenses                            70,203          62,459         58,534          52,669          48,206
                                              -------------   -------------   ------------    ------------    ------------
   Income before income taxes                      21,518          24,242         22,264          20,303          18,873
   Applicable income taxes                          4,951           6,257          5,670           5,340           4,786

                                              -------------   -------------   ------------    ------------    ------------
   NET INCOME                                  $   16,567      $   17,985     $   16,594      $   14,963      $   14,087
                                              =============   =============   ============    ============    ============

   OPERATING INCOME (1)                        $   18,831      $   18,359     $   16,594      $   14,963      $   14,087
                                              =============   =============   ============    ============    ============

FINANCIAL CONDITION AT YEAR END
   Assets                                      $1,726,138      $1,556,323     $1,466,105      $1,319,648      $1,183,739
   Loans, net                                   1,021,499         946,583        867,264         831,429         762,470
   Deposits                                     1,420,300       1,288,814      1,218,978       1,113,248       1,004,256
   Borrowed money                                 139,506         125,997         98,688          73,197          57,475
   Stockholder's equity                           139,347         122,760        125,129         114,776         107,116

PER COMMON SHARE DATA
   Earnings per share - basic                  $     1.32      $     1.43     $     1.32      $     1.18      $     1.10
   Earnings per share - diluted                      1.32            1.43           1.31            1.18            1.09
   Operating earnings per share - basic (1)          1.50            1.46           1.32            1.18            1.10
   Operating earnings per share - diluted (1)        1.50            1.46           1.31            1.18            1.09
   Cash dividends declared                          0.750           0.721          0.664           0.625           0.550
   Book value                                       11.11            9.79           9.96            9.14            8.40
   Realized book value (3)                          10.91           10.30           9.49            8.78            8.24
   Weighted average number of
      common shares:
        Basic                                      12,545          12,559         12,581          12,654          12,855
        Diluted                                    12,557          12,620         12,645          12,671          12,869
   Dividend payout ratio (2)                         56.8%           50.4%          50.3%           53.0%           50.0%

PROFITABILITY RATIOS ON EARNINGS
   Return on average assets                          1.02%           1.19%          1.20%           1.21%           1.23%
   Return on average equity                         12.99%          14.43%         13.76%          13.48%          13.37%
   Average equity to average assets                  7.83%           8.23%          8.73%           8.97%           9.20%

PROFITABILITY RATIOS ON OPERATING EARNINGS (1)
   Return on average assets                          1.16%           1.21%          1.20%           1.21%           1.23%
   Return on average equity                         14.77%          14.73%         13.76%          13.48%          13.37%

SELECTED ASSET QUALITY RATIOS
   Nonperforming loans to total loans                0.59%           0.38%          0.51%           0.64%           0.31%
   Net charge-offs to average loans
        outstanding                                  0.08%           0.07%          0.18%           0.20%           0.12%
   Allowance for loan losses to total loans          1.13%           1.24%          1.31%           1.31%           1.38%
   Allowance for loan losses to
        nonperforming loans                         192.1%          328.6%         255.2%          204.1%          455.9%

(1) Excludes merger and restructuring charges, net of tax, of $2,264 and $374 for the years ended December 31, 2000 and 1999.

(2) Calculated by taking dividends per share divided by basic earnings per share.

(3) Excluding unrealized gain (loss) on securities available for sale.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion provides management's analysis of the consolidated financial condition and results of operations of Sterling Financial Corporation and its wholly-owned subsidiaries, Bank of Lancaster County, N.A. and its wholly-owned subsidiary, Town & County, Inc., T & C Leasing, Inc., The First National Bank of North East, Bank of Hanover and Trust Company, HOVB Investment Co. and Sterling Mortgage Services, Inc., which is presently inactive. Management's discussion and analysis should be read in conjunction with the audited financial statements and footnotes appearing elsewhere in this report.

       In addition to historical information, Management's Discussion and Analysis contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of Sterling, and its subsidiaries, or the combined company. When we use words such as "believes," "expects," "anticipates" or similar expressions, we are making forward-looking statements.

       Shareholders should note that many factors, some of which are discussed elsewhere in this report, could affect the future financial results of Sterling and its subsidiaries, both individually and collectively, and could cause those results to differ materially from those expressed in this report. These factors include the following:

       - operating, legal and regulatory risks;

       - economic, political and competitive forces affecting our banking, leasing, securities, asset management and credit services businesses;

       - the risk that our analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful; and

       - the success of our merger of Hanover Bancorp, Inc.

       Sterling undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in other documents Sterling files periodically with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

       The majority of assets and liabilities of a financial institution are monetary in nature and, therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation does have an important impact on the growth of total assets and on noninterest expenses, which tend to rise during periods of general inflation. Inflationary pressures over the last few years have been modest, although the potential for future inflationary pressure is always present given changing trends in the economy.

       One of the greatest external influences that impacts financial institutions is the interest rate environment. Beginning in the latter half of 1999, which continued through 2000, the Federal Reserve incrementally raised interest rates. At December 1999, the prime lending rate stood at 8.50%. This rate was increased three times during 2000, including 25 basis points in February and March, and 50 basis points in May. As a result, the prime lending rate increased 100 basis points during 2000 and finished the year at 9.50%. The rising interest rate environment dictated by the Federal Reserve had an immediate impact on increasing funding costs and compressing the net interest margin. Management recognizes that asset/liability management, including the effect of rate changes on interest earning assets and interest bearing liabilities, remains a critical responsibility in ensuring continuing profitability of the corporation.

       Aside from those matters described above, management does not believe that there are any trends or uncertainties which would have a material impact on future operating results, liquidity or capital resources nor is it aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have such an effect.


RESULTS OF OPERATIONS

(All dollar amounts presented within tables are in thousands, except per share data.)

OVERVIEW

       Sterling's net income totaled $16,567,000, or $1.32 per diluted share, compared to $17,985,000, or $1.43 per diluted share in 1999, and $16,594,000 or $1.31 per diluted share in 1998. Included in reported net income for 2000 were after-tax merger related restructuring charges of $2,264,000 in 2000 and $374,000 in 1999. These amounts reduced diluted earnings per share by $.18 in 2000 and $.03 in 1999.

       Returns on average equity, excluding merger related and restructuring charges, were 14.77% in 2000, 14.73% in 1999, and 13.76% in 1998. Returns on
average assets, excluding merger related and restructuring charges, totaled 1.16% in 2000, 1.21% in 1999, and 1.20% in 1998.

       During 2000, Sterling made two decisions that will strategically position the organization to enhance shareholder value. First, the merger with Hanover Bancorp, Inc, was completed in July 2000, and provided Sterling with an entrance into York and Adams Counties, Pennsylvania, and Westminster, Maryland. Second, it was determined that a common core processing system will be implemented at all three banking subsidiaries, and should be completed by the third quarter of 2001. Once implemented, the system will provide customers increased flexibility, greater variety of products offered, and a larger network of delivery channels. Additionally, the common system will allow synergies to be achieved in administrative and operational areas of the organization. These initiatives resulted in after-tax merger related and restructuring charges of $2,264,000.

NET INTEREST INCOME

       The primary source of Sterling's traditional banking revenue is net interest income, which represents the difference between interest income on earning assets and interest expense on liabilities used to fund those assets. Earning assets include loans, securities, federal funds sold. Interest-bearing funds include deposits and borrowings. To compare the tax-exempt yields to taxable yields, amounts are adjusted to pretax equivalents based on a 35% Federal corporate income tax rate.

       Net interest income is affected by changes in interest rates, volume of interest bearing assets and liabilities, and the composition of those assets and liabilities. The "interest rate spread" and "net interest margin" are two common statistics related to changes in net interest income. The interest rate spread represents the difference between the yields earned on interest earning assets and the rates paid for interest bearing liabilities. The net interest margin is defined as the percentage of net interest income to average earning assets. Due to demand deposits and stockholders equity, the net interest margin exceeds the interest rate spread, as these funding sources are noninterest bearing.

       Table 1 presents net interest income on a fully taxable equivalent basis, interest rate spread and net interest margin for the years ending December 31, 2000, 1999 and 1998. Table 2 analyzes the changes in net interest income for the periods broken down by their rate and volume components.

       Tax equivalent net interest income in 2000 was $59,976,000, compared to $58,423,000 in 1999 and $54,264,000 in 1998. Sterling has been able to increase its net interest income over the last two years primarily through increases in average earning assets, offset somewhat by higher average interest bearing liabilities.

       The interest rate spread and net interest margin have experienced compression over the last three years. The interest rate spread was 3.52% in 2000, down from 3.82% in 1999 and 3.86% in 1998. The net interest margin experienced similar declines, totaling 4.03% in 2000, down from 4.27% in 1999 and 4.35% in 1998. Several factors impacted the net interest margin. Higher funding costs in a rising rate environment, combined with a liability sensitive interest rate risk position for all three years were the primary reasons for the compression in the margin. Additionally, the market area served by Sterling is highly competitive, resulting in financial institutions pricing quality credits competitively in order to increase volume. Finally, the decline in net interest margin is due to greater reliance on third party borrowings to fund both finance and operating leases. This impacts the margin in two ways. First, third party funding tends to be more costly than the rates paid on deposit accounts, as noted by 6.08% rate paid on third party borrowings during 2000. Secondly, the interest expense associated with funding attributed to the operating lease portfolio increases interest expense, but the revenues earned on operating leases appear as rental income, and not interest income.

       During the last quarter of 2000, interest rates began decreasing slightly. Given Sterling's liability sensitive position at December 31, 2000, the decrease in rates should help reduce the compression in net interest margin experience in 2001. However, the impact will not be realized immediately, due to the time lag between increase in rates and when the loan, security and time deposit portfolios begin seeing the impact of the increase. Additionally, competitive pricing pressures in the lending portfolio, combined with additional borrowings to fund operating lease volume will continue to mitigate the gains realized in the margin due to the decline in rates.

       Average earning assets were $1,488,459,000 in 2000, an increase of 8.7% over 1999's balance of $1,369,308,000. Average earning assets for 1998 totaled $1,247,549,000. Strong loan growth was the primary contributor to the increase in average earning assets during these periods.

       Average loans exceeded $1 billion for the first time, and totaled $1,006,794,000 for the year ended December 31, 2000, compared to $921,062,000 in 1999 and $870,279,000 in 1998. The favorable economic climate in Sterling's market area has resulted in strong commercial loan demand, fueling the growth in the loan balances. Additionally, strong marketing efforts to professionals in the market area has resulted in increased referrals, as these professionals have a greater awareness of Sterling's products and services. Sterling has also experienced growth in the consumer loan balances, as marketing campaigns are designed to increase selling of loan services to retail customers.

       Average securities were $452,611,000 in 2000, versus $412,705,000 in 1999 and $346,869,000 in 1998. The increase in securities, in part, reflects the growth trends in loans and deposits during the years. As deposit growth outpaced loan growth during the year, excess funding was used in the security portfolio. Another contributing factor to the growth in securities is that a subsidiary of Sterling had employed leverage strategies in which funds were borrowed, primarily through the Federal Home Loan Bank, and invested in securities. These strategies were implemented to increase net interest income.

       Average interest-bearing liabilities were $1,316,687,000 in 2000, up from $1,211,286,000 in 1999 and $1,102,793,000 in 1998. Funding needs to support loan and lease growth led to the increase in interest-bearing liabilities in 2000 and 1999, with the continued shift in mix from lower-cost demand and savings deposits to time deposits and borrowed money.

TABLE 1 - DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
          INTEREST RATES AND INTEREST DIFFERENTIAL-TAX EQUIVALENT YIELDS (UNAUDITED)

                                                                        YEARS ENDED DECEMBER 31,
                                           ----------------------------------------------------------------------------------
                                                            2000                                    1999
                                           ----------------------------------------------------------------------------------
                                               AVERAGE                    ANNUAL      AVERAGE                       ANNUAL
                                               BALANCE      INTEREST       RATE       BALANCE        INTEREST        RATE
                                           --------------  ----------    --------  -------------   ------------    --------
ASSETS:
Federal funds sold                          $   27,437      $ 1,786         6.51%  $    33,401       $  1,671         5.00%
Interest-bearing deposits
   with banks                                    1,617          111         6.86%        2,140            139         6.50%

Securities:
    U.S. Treasury                               30,489        1,802         5.91%       40,860          2,393         5.86%
    U.S. Government agencies                   146,841        9,623         6.55%      130,250          8,204         6.30%
    State and municipal                        163,289       12,628         7.73%      131,480         10,331         7.86%
    Other                                      111,992        6,882         6.15%      110,115          6,057         5.50%
                                           --------------  ----------    --------  -------------   ------------    --------
      Total securities                         452,611       30,935         6.83%      412,705         26,985         6.54%
                                           --------------  ----------    --------  -------------   ------------    --------

Loans:
    Commercial                                 501,154       43,057         8.59%      445,140         37,307         8.38%
    Consumer                                   267,834       23,151         8.64%      257,117         21,513         8.37%
    Mortgages                                  162,335       12,920         7.96%      153,797         12,168         7.91%
    Leases                                      75,471        6,517         8.64%       65,008          6,044         9.30%
                                           --------------  ----------    --------  -------------   ------------    --------
      Total loans                            1,006,794       85,645         8.51%      921,062         77,032         8.36%
                                           --------------  ----------    --------  -------------   ------------    --------

Total interest earning assets                1,488,459      118,477         7.96%    1,369,308        105,827         7.73%
                                                           ----------    --------                  ------------    --------

Allowance for loan losses                      (11,779)                                (11,780)
Cash and due from banks                         64,579                                  49,737
Other assets                                    87,348                                 108,198

                                           --------------                          -------------
   TOTAL ASSETS                             $1,628,607                             $ 1,515,463
                                           ==============                          =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
   Demand deposits                          $  413,486      $11,930         2.89%  $   420,159       $ 10,262         2.44%
   Savings deposits                            138,262        2,786         2.02%      129,887          2,587         1.99%
   Time deposits                               635,765       35,929         5.65%      555,849         28,802         5.18%
   Borrowed funds                              129,174        7,856         6.08%      105,391          5,753         5.46%

                                           --------------  ----------    --------  -------------   ------------    --------
Total interest-bearing liabilities           1,316,687       58,501         4.44%    1,211,286         47,404         3.91%
                                           --------------  ----------    --------  -------------   ------------    --------

Demand deposits                                158,560                                 148,208
Other liabilities                               25,825                                  31,327
Stockholders' equity                           127,535                                 124,642

   TOTAL LIABILITIES AND                   --------------                          -------------
    STOCKHOLDERS' EQUITY                    $1,628,607                             $ 1,515,463
                                           ==============                          =============

Net interest rate spread                                                    3.52%                                     3.82%
Net interest income (FTE)/
 Net interest margin                                         59,976         4.03%                      58,423         4.27%
Taxable-equivalent adjustment                                (5,158)                                   (4,201)
                                                           ----------                               -----------
Net interest income                                         $54,818                                  $ 54,222
                                                           ==========                               ===========

                                                      YEARS ENDED DECEMBER 31,
                                           -----------------------------------------
                                                             1998
                                           -----------------------------------------
                                                AVERAGE                     ANNUAL
                                                BALANCE       INTEREST       RATE
                                             -------------   ----------   ----------
ASSETS:
Federal funds sold                           $   29,359       $  1,595        5.43%
Interest-bearing deposits
   with banks                                     1,042             50        4.80%

Securities:
    U.S. Treasury                                48,843          2,883        5.90%
    U.S. Government agencies                    105,867          6,704        6.33%
    State and municipal                          97,716          8,074        8.26%
    Other                                        94,443          5,234        5.54%
                                             -------------   ----------   ----------
      Total securities                          346,869         22,895        6.60%
                                             -------------   ----------   ----------

Loans:
    Commercial                                  417,442         36,049        8.64%
    Consumer                                    245,197         21,529        8.78%
    Mortgages                                   152,636         12,846        8.42%
    Leases                                       55,004          5,238        9.52%
                                             -------------   ----------   ----------
      Total loans                               870,279         75,662        8.69%
                                             -------------   ----------   ----------

Total interest earning assets                 1,247,549        100,202        8.03%
                                                             ----------   ----------

Allowance for loan losses                       (11,568)
Cash and due from banks                          45,708
Other assets                                     97,964

                                             -------------
   TOTAL ASSETS                              $1,379,653
                                             =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
   Demand deposits                           $  388,602       $ 10,316        2.65%
   Savings deposits                             127,836          2,832        2.22%
   Time deposits                                512,943         28,578        5.57%
   Borrowed funds                                73,412          4,212        5.74%

                                             -------------   ----------   ----------
Total interest-bearing liabilities            1,102,793         45,938        4.17%
                                             -------------   ----------   ----------

Demand deposits                                 127,958
Other liabilities                                28,327
Stockholders' equity                            120,575

   TOTAL LIABILITIES AND                    -----------------
    STOCKHOLDERS' EQUITY                     $1,379,653
                                            =================

Net interest rate spread                                                      3.86%
Net interest income (FTE)/
 Net interest margin                                            54,264        4.35%
Taxable-equivalent adjustment                                   (3,148)
                                                             ----------
Net interest income                                           $ 51,116
                                                             ==========

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

                                                        2000 VERSUS 1999                        1999 VERSUS 1998
                                             --------------------------------------- ------------------------------------
Increase/(Decrease)                                    DUE TO CHANGES IN                       DUE TO CHANGES IN
                                             --------------------------------------- ------------------------------------
                                               VOLUME         RATE         TOTAL       VOLUME        RATE         TOTAL
                                             ------------ ------------- ------------ ----------- ------------ -----------
Interest income:
 Federal funds sold                           $  (298)     $    413      $   115      $   220     $   (144)     $    76
 Interest-bearing deposits with banks             (34)            6          (28)          53           36           89
 Securities                                     2,609         1,341        3,950        4,345         (255)       4,090
 Loans                                          7,170         1,443        8,613        4,415       (3,045)       1,370
                                             ------------ ------------- ------------ ----------- ------------ -----------
   Total interest income                        9,447         3,203       12,650        9,033       (3,408)       5,625
                                             ------------ ------------- ------------ ----------- ------------ -----------

Interest expense:
 Interest-bearing demand                         (163)        1,831        1,668          838         (892)         (54)
 Savings deposits                                 167            32          199           45         (290)        (245)
 Time deposits                                  4,141         2,986        7,127        2,390       (2,166)         224
 Borrowed funds                                 1,298           805        2,103        1,835         (294)       1,541
                                             -------------------------- ------------ ----------- ------------ -----------
   Total interest expense                       5,443         5,654       11,097        5,108       (3,642)       1,466
                                             -------------------------- ------------ ----------- ------------ -----------

   Net interest income                        $ 4,004      $ (2,451)     $ 1,553      $ 3,925     $    234      $ 4,159
                                             ============ ============= ============ =========== ============ ===========


For yield calculation purposes, nonaccruing loans are included in the average loan balances.

PROVISION FOR LOAN LOSSES

       The provision for loan losses charged against earnings was $606,000 in 2000, compared to $1,060,000 in 1999 and $2,016,000 in 1998. Sterling adjusts the provision for loan losses periodically as deemed necessary to maintain the allowance at a level deemed to meet the risk characteristics of the loan portfolio. Despite a slight increase of $105,000 in net charge-offs during 2000 compared to 1999, the reduction in the provision was considered appropriate, as it is reflective of another year of relatively low charge-offs (.08% of average loans outstanding). See further discussion in the asset quality discussion of this annual report.

NONINTEREST INCOME

       Details of noninterest income follow:

TABLE 3 - NONINTEREST INCOME

                                                               2000 VERSUS 1999                   1999 VERSUS 1998
                                                            ----------------------              --------------------
Increase/(Decrease)                                  2000      AMOUNT        %          1999      AMOUNT       %          1998
                                                ----------- ----------- ---------- ------------ ---------- --------- -----------

Income from fiduciary activities                 $   3,942   $   437       12.5%    $   3,505    $   642      22.4%   $   2,863
Service charges on deposit accounts                  4,721       (12)      (0.3%)       4,733        493      11.6%       4,240
Other service charges, commissions
 and fees                                            3,304       325       10.9%        2,979        284      10.5%       2,695
Mortgage banking income                                834      (613)     (42.4%)       1,447     (1,004)    (41.0%)      2,451
Gain on sale of credit card portfolio                    -         -          -             -     (1,339)   (100.0%)      1,339
Gain on sale of real estate                            343       343      100.0%            -          -         -            -
Rental income on leased property                    22,179     3,710       20.1%       18,469      2,504      15.7%      15,965
Other operating income                               1,494       303       25.4%        1,191         (5)     (0.4%)      1,196
Securities gains                                       691      (524)     (43.1%)       1,215        266      28.0%         949
                                                ----------- ----------- ---------- ------------ ---------- --------- -----------
Total                                            $  37,508   $ 3,969       11.8%    $  33,539    $ 1,841       5.8%   $  31,698
                                                =========== =========== ========== ============ ========== ========= ===========


       Noninterest income totaled $37,508,000 for the year ended December 31, 2000, an 11.8% increase over 1999. For the year ended December 31, 1999, noninterest income totaled $33,539,000, an increase of 5.8% over 1998 totals.

       Income from fiduciary activities, which includes both institutional trust and personal wealth management services, grew to $3,942,000 for the year ended December 31, 2000, up from $3,505,000 in 1999 and $2,863,000 in 1998. A higher level of assets under management supported the revenue increases in both 2000 and 1999. At December 31, 2000, Sterling had total assets under administration of $887,494,000, compared to $856,061,000 at the end of 1999 and $742,057,000 at
the end of 1998. These numbers include assets under management of $662,267,000, $635,938,000 and $593,764,000 at December 31, 2000, 1999 and 1998. Assets under management increased in 2000, despite a difficult year for the equity market.

       Management continues to believe that the wealth management division represents a significant growth opportunity for the corporation. Sterling will continue its concerted efforts to expand this business, including marketing efforts aimed at cross-selling these services, and the hiring of experienced professionals. Although wealth management can generate new business, the value of assets under management is directly related to the stock market. Declines in the stock market could have an adverse impact on income from fiduciary activities.

       Other service charges, commissions and fees totaled $3,304,000 in 2000, a 10.9% increase over 1999's total of $2,979,000. 1999 experienced a similar increase over 1998's results, which totaled $2,695,000. Increased customer debit card usage, higher fees implemented in the latter half of 1999 on non-customer ATM transactions and higher cash management activity has led to the revenue increases in this category.

       Mortgage banking income totaled $834,000 in 2000, compared to $1,447,000 in 1999 and $2,451,000 in 1998. The financial services industry has seen a significant reduction in mortgage loan refinancing volume over the last two years, a direct result of increases in fixed interest rates on conventional mortgage products. The increase in rates, which began in the second half of

1999, continued through the second quarter of 2000. In the fourth quarter of 2000, interest rates on conventional mortgages started to decline slightly, resulting in increased refinancing volume in the fourth quarter of 2000 as compared to previous quarters during the year.

       During 2000, Sterling recognized a $343,000 gain on the sale of a parcel of real estate located in Maryland. In 1998, a bank subsidiary of Sterling sold its credit card portfolio for a gain of $1,339,000.

       Rental income on operating leases has increased 20.1% from $18,469,000 in 1999 to $22,179,000 in 2000. This follows an increase of 15.7% in 1999 over 1998 results. The increase in rental income is primarily due to an increase in the number of units under operating leases, which totaled 5,330, 4,648, and 3,826 as of December 31, 2000, 1999 and 1998. Sterling recognizes that leasing operations represent a growth opportunity for the corporation and has committed resources to expand this business. These resources include increased marketing efforts, not only in developing new customer relationships, but also in maintaining existing customer relationships. Additionally, the strong economy experienced over the last several years has led to our clients expanding their business operations, resulting in an increase in the number of new units leased within our customer base.

       Net realized securities gains and losses, all from the available for sale portfolio, are summarized as follows:

                                         2000      1999       1998
                                       --------  ---------   -------
Net realized gains (losses):
     Debt securities
          Gains                         $ 291     $  162      $ 72
          Losses                         (136)      (150)        -
     Equity securities
          Gains                           751      1,288       877
          Losses                         (215)       (85)        -
                                       --------  ---------   -------
                                        $ 691     $1,215      $949
                                       ========  =========   =======

       Gains and losses on debt securities are realized as part of ongoing investment portfolio and balance sheet management strategies. Equity security gains and losses are generated primarily through Sterling's equity portfolio of financial institution sector stocks.

NONINTEREST EXPENSES

       Details of noninterest expense follow:

TABLE 4 - NONINTEREST EXPENSES

                                                      2000 VERSUS 1999                   1999 VERSUS 1998
                                                     ------------------            --------------------
Increase/(Decrease)                          2000     AMOUNT      %        1999      AMOUNT        %        1998
                                          ---------- --------- -------- ---------- ----------- --------- ----------

Salaries and employee benefits             $ 27,779   $ 1,530     5.8%   $ 26,249   $   868       3.4%    $ 25,381
Net occupancy                                 3,431       338    10.9%      3,093      (158)     (4.9%)      3,251
Furniture & equipment                         4,610       (12)   (0.3%)     4,622       406       9.6%       4,216
Professional services                         1,959      (291)  (12.9%)     2,250       748       49.8%      1,502
Depreciation on operating
 lease assets                                17,469     2,828    19.3%     14,641     2,000      15.8%      12,641
Merger related and
  restructuring costs                         2,898     2,475   585.1%        423       423     100.0%           -
Other                                        12,057       876     7.8%     11,181      (362)     (3.1%)     11,543
                                          ---------- --------- -------- ---------- ----------- --------- ----------
   Total                                   $ 70,203   $ 7,744    12.4%   $ 62,459   $ 3,925       6.7%    $ 58,534
                                          ========== ========= ======== ========== =========== ========= ==========

       The largest component of noninterest expense is salaries and employee benefits, which increased $1,530,000, or 5.8%, to $27,779,000 in 2000, after increasing $868,000 or 3.4% in 1999. The increase in salaries and employee benefits over the last two years is due primarily to normal merit increases and promotions. Additionally, the cost of health insurance, and in particular, prescription drug plans, continue to rise consistent with national trends.

       Net occupancy expense totaled $3,431,000 in 2000, $3,093,000 in 1999 and $3,251,000 in 1998. The 10.9% increase experienced in 2000 was primarily the opening of three offices and moving one branch to a larger, more modern facility. Additionally, utilities increased for the year ended December 31, 2000 a direct result of rising fuel costs as well as a slightly colder winter. The decrease in occupancy expense in 1999 versus 1998 was the result of certain assets becoming fully depreciated in that time frame, combined with only one new branch office opening during the year.

       Professional service expense totaled $1,959,000 for the year ended December 31, 2000, a 12.9% decrease over 1999 results. This followed a 49.8% increase in professional service expense experienced in 1999 as compared to 1998. The generally higher levels of professional service expense can be attributed to Sterling's increased frequency of contracting for specialized services. Through contracting certain services to third parties, Sterling benefits from a greater degree of knowledge, experience, and resources than that which can be obtained internally. During 1999, professional services were slightly higher than the present levels, due to a banking subsidiary contracting the PC help desk and network administration functions to a third party, until a suitable replacement was found. Additionally, services were contracted for other initiatives, including, but not limited to, Y2K preparations.

       Depreciation on operating lease assets totaled $17,469,000 in 2000, $14,641,000 in 1999, and $12,641,000 in 1998. The 19.3% and 15.8% increases noted in 2000 and 1999 are consistent with the 20.1% and 15.7% increases noted in rental income on operating leases, discussed above. Depreciation on operating lease assets as a percent of rental income on operating leases was approximately 79% for all three years.

        During the third quarter of 2000, Sterling completed its merger with Hanover Bancorp, Inc. and incurred $2,898,000 of merger related and restructuring charges. The direct costs that resulted from the merger totaled $1,426,000, and consisted principally of legal, accounting, investment advising fees, as well as regulatory filing fees and other miscellaneous expenses. In addition, Sterling incurred restructuring costs totaling $1,472,000, which primarily consists of severance and related benefits, professional fees, termination fees related to non-cancelable service contracts and asset write-offs related to conversion of the banking subsidiaries into a common core processing system.

        Sterling expects the conversion of the banking subsidiaries into one common core processing system will result in operating efficiencies through better leveraging of technology, greater array of products being offered to customers, and better customer service. The conversion to the new core processing system and resulting reduction in the workforce is expected to result in an estimated net annual savings of approximately $1.5 million. Of this amount, approximately 33% will be realized in 2001 and 100% will be realized in years 2002 and beyond.

        The following summarizes the restructuring expenses charged to operations during 2000, and the remaining restructuring accrual balance at December 31, 2000. The remaining unpaid expenses will be paid throughout 2001-2002.

                                                  Initial            Accrual at
                                                  Expense           Dec.31, 2000
                                                -------------     -----------------
               Employee termination                    $ 718                 $ 682
               Asset disposal/write-downs                334                     -
               Noncancelable contracts                   312                   312
               Professional fees                          88                    30
               Other                                      20                    20
                                                -------------     -----------------
                                                      $1,472                $1,044
                                                =============     =================

        Merger related costs during 1999 totaled $423,000 and was a direct result of Sterling's acquisition of Northeast Bancorp, Inc. completed in June 1999. These merger expenses consisted entirely of attorney, accountant, investment advisory and application fees.

        Other noninterest expenses totaled $12,057,000 during 2000, versus $11,181,000 in 1999 and $11,543,000 in 1998. Significant expense components in this category include marketing and advertising, postage, utilities, MAC fees, and Pennsylvania Shares Tax. The increase in expense noted during 2000 was the direct result of Sterling's overall growth, which requires many of these types of expenses to increase as well. In 1998, a banking subsidiary of Sterling terminated its defined-benefit pension plan and incurred $252,000 in expense related to this action and was the primary reason for the decrease experienced in 1999.

        Operating expenses levels are often measured by the efficiency ratio, which expresses noninterest expense, excluding merger related and restructuring charges, as a percentage of tax-equivalent net interest income and other income. Operating leases significantly impact Sterling's consolidated efficiency ratio, which tends to drive the ratio higher than is typically achieved on financial institutions with no similar operating lease portfolio. In order to effectively monitor the efficiency ratio, Sterling monitors it on its two operating segments: 1) community banking and related services and 2) leasing. The community banking segment's efficiency ratio was 63.1% in 2000, 62.1% in 1999 and 64.3% in 1998. The leasing segment's efficiency ratio was 92.7% in 2000, 92.5% in 1999, and 94.1% in 1998. While the ratios showed improvements from 1998 to 1999, a decline in the net interest margin and a higher level of expenses, result in a slight increase in the ratios in 2000.

INCOME TAXES

        Sterling recognized income taxes of $4,951,000, or 23.01% of pre-tax income, in 2000. Income tax expense totaled $6,257,000, or 25.8% of pretax income in 1999, and $5,670,000 or 25.5% of pre-tax income in 1998. The variances from the federal statutory rate of 35% are generally due to tax-exempt income, investments in low-income housing partnerships (which qualify for federal tax credits), offset somewhat by certain non-deductible merger related costs and state income taxes.

        The decline in the effective tax rate during 2000 is a result of a significant reduction in pre-tax income due to restructuring charges recorded during the year and increasing tax-exempt income. As the tax-free income represents a larger portion of pre-tax income, the effective tax rate was lowered.

FINANCIAL CONDITION

        Average earning assets increased in 2000 to $1,488,459,000 from $1,369,308,000 in 1999 and $1,247,549,000 in 1998. Solid growth in commercial loans, consumer loans, and finance leases contributed greatly to the increase in average earning assets. Additionally, Sterling's security portfolio increased over the last three years, as a result of its funding exceeding the loan demand. Average funding sources, or interest bearing liabilities, increased in 2000 to $1,316,687,000 from $1,211,286,000 in 1999 and $1,102,793,000 in 1998.

INVESTMENT SECURITIES

        Sterling utilizes investment securities to generate interest and dividend income, to manage interest rate risk, and to provide liquidity. The growth in the security portfolio, in part, reflects the trends in loans, deposits, and borrowed funds during 2000. As deposit and borrowing growth outpaced loan growth during 2000, excess funding was invested in the securities portfolio. Much of the investment activity focused on U.S. Government agencies, tax-free municipal, and corporate securities. These securities provide the appropriate characteristics with respect to yield and maturity relative to the management of the overall balance sheet.

        At December 31, 2000, the securities balance included a net unrealized gain on available-for-sale securities of $3,851,000, versus an unrealized loss of $9,861,000 at December 31, 1999. The reduction in long-term interest rates at December 31, 2000 versus 1999 led to the appreciation in the fair value of securities during 2000.

TABLE 5 - INVESTMENT SECURITIES

        The following table shows the amortized cost of the held-to-maturity securities owned by Sterling as of the dates indicated. Securities are stated at cost adjusted for amortization of premiums and accretion of discounts.

                                                                              DECEMBER 31,
                                                              ------------------------------------------
                                                                     2000          1999          1998
                                                              ----------------  ------------  ----------
U.S. Treasury securities                                           $      -      $    501      $  2,508
U.S. Government agencies                                                604         1,460         2,479
States and political subdivisions                                    39,151        42,518        45,953
Mortgage-backed securities                                              676         1,033         1,219
Corporate securities                                                  2,866         4,757        10,808
                                                              -------------   -----------   -----------
   Subtotal                                                          43,297        50,269        62,967
Non-marketable equity securities                                      7,788         8,160         6,094
                                                              -------------   -----------   -----------
   Total                                                           $ 51,085      $ 58,429      $ 69,061
                                                              =============   ===========   ===========

        The following table shows the amortized cost and fair value of the available-for-sale securities owned as of the dates indicated.

                                                                            DECEMBER 31,
                                    ----------------------------------------------------------------------------------------
                                                   2000                          1999                        1998
                                    -----------------------------  ---------------------------  ----------------------------
                                    AMORTIZED COST     FAIR VALUE   AMORTIZED COST  FAIR VALUE  AMORTIZED COST   FAIR VALUE
                                    ----------------  -----------  ---------------  ----------  --------------  ------------
U.S. Treasury securities                $  35,835       $  35,986     $  37,010      $  36,814     $  43,719      $  44,602
U.S. Government agencies                   70,711          70,988        59,081         57,726        45,038         45,696
States and political subdivisions         139,343         139,064       111,969        107,011        80,317         82,516
Mortgage-backed securities                 73,447          72,812        83,149         79,975        71,848         72,339
Corporate securities                      100,407         100,698        82,346         80,848        70,693         71,557
                                    -------------     -----------    ----------     ----------    ----------     -----------
   Subtotal                               419,743         419,548       373,555        362,374       311,615        316,710
Equity securities                          11,702          15,748         8,504          9,824         5,980          9,892
                                    -------------     -----------    ----------     ----------    ----------     -----------
   Total                                $ 431,445       $ 435,296     $ 382,059      $ 372,198     $ 317,595      $ 326,602
                                    =============     ===========    ==========     ==========    ==========     ===========

        The following table shows the maturities of held-to-maturity debt securities at amortized cost as of December 31, 2000 and approximate weighted average yields of such securities. Yields on states and political subdivision securities are shown on a tax equivalent basis, assuming a 35% federal income tax rate.

                            1 YEAR AND LESS     OVER 1 THRU 5 YEARS  OVER 5 THRU 10 YEARS      OVER 10 YEARS           TOTAL
                          -------------------   -------------------  --------------------   ------------------   -------------------
                             AMOUNT    YIELD      AMOUNT     YIELD     AMOUNT      YIELD     AMOUNT     YIELD     AMOUNT      YIELD
                          ----------  -------   ---------  --------   ---------  --------   --------   -------   ---------   -------
U.S. Government agencies     $     -    0.00%     $    460    5.97%    $     52   10.05%     $    92   10.03%     $    604    6.94%
States and political
 subdivisions                  2,791    7.29%       11,157    7.24%      21,839    7.16%       3,364    7.27%       39,151    7.20%
Mortgage-backed
 securities                       19    6.87%          378    8.09%         149    8.78%         130    8.13%          676    8.22%
Corporate securities           1,612    6.30%        1,003    6.15%           -    0.00%         251    9.25%        2,866    6.50%
                          ----------  ------    ----------  ------    ---------   -----    ---------   -----     ---------   -------
   Total                     $ 4,422    6.93%     $ 12,998    7.14%    $ 22,040    7.18%     $ 3,837    7.50%     $ 43,297    7.17%
                          ==========  ======    ==========  ======    =========   =====    =========   =====     ==========  =======

        The following table shows the maturities of available-for-sale debt securities at fair value as of December 31, 2000 and approximate weighted average yields of such securities. Yields on states and political subdivision securities are shown on a tax equivalent basis, assuming a 35% federal income tax rate.

                               1 YEAR AND LESS   OVER 1 THRU 5 YEARS   OVER 5 THRU 10 YEARS   OVER 10 YEARS            TOTAL
                           -------------------- --------------------- ---------------------- ------------------ -------------------
                               AMOUNT     YIELD   AMOUNT      YIELD     AMOUNT      YIELD    AMOUNT     YIELD    AMOUNT      YIELD
                           ------------ ------- ----------- --------- ----------- --------  --------- -------- ------------ -------
U.S. Treasury securities      $ 21,229    5.78%  $  14,757    5.67%     $      -    0.00%   $       -   0.00%   $  35,986    5.77%
U.S. Government agencies         6,564    6.05%     44,020    6.27%       18,931    6.91%       1,473   7.30%      70,988    6.44%
States and political
 subdivisions                    1,834    6.32%     16,290    6.71%       28,094    6.96%      92,846   7.48%     139,064    7.27%
Mortgage-backed
 securities                        337    6.05%      4,227    6.25%        5,866    6.30%      62,382   6.63%      72,812    6.58%
Corporate securities            18,726    6.77%     74,381    6.77%        2,091    6.94%       5,500   7.34%     100,698    6.68%
                           ------------ ------- ----------- --------- ----------- --------  --------- -------- ------------ -------
   Total                      $ 48,690    5.96%  $ 153,675    6.51%     $ 54,982    6.87%   $ 162,201   7.15%   $ 419,548    6.74%
                           ============ ======= =========== ========= =========== ========  ========= ======== ============ =======

        There is no issuer of securities in which the aggregate book value of that issuer, other than securities of the U.S. Treasury, U.S. Government agencies or corporations, exceeds 10% of stockholders' equity.

LOANS

        Loans outstanding increased $74,757,000, or 7.8% in 2000, compared to an increase of $79,719,000 in 1999. Commercial loans contributed $53,860,000 of the 2000 increase, while consumer loans increased $14,771,000 and finance leases increased $5,535,000.

        The favorable economic climate in Sterling's market area has resulted in a strong commercial loan demand, leading to growth in this portfolio. Additionally, Sterling has been actively marketing its commercial services to professionals in the target market, leading to increased referrals as these professionals have greater awareness of Sterling's products and services.

        Consumer loans have increased as a direct result of advertising campaigns designed to attract new customers to the subsidiary banks, as well as campaigns designed to increase cross-selling of loans services to customers.

        The finance lease portfolio continued to grow during 2000, as the strong national economy fueled growth within our existing lease client base. Additionally, the salesmen hired have been able to create new client relationships.


TABLE 7 - LOAN PORTFOLIO

        The following table sets forth the composition of Sterling's loan portfolio as of the dates indicated:

                                                                                      DECEMBER 31,
                                                        ------------------------------------------------------------------------
                                                              2000            1999          1998           1997          1996
                                                        --------------    -----------   -----------    -----------   -----------
Commercial, financial and agricultural                    $   510,818      $ 456,958     $ 418,469      $ 384,343     $ 332,438
Real estate-construction                                        9,665          9,127         8,164          8,345         7,496
Real estate-mortgage                                          155,947        155,894       146,515        150,171       142,967
Consumer                                                      278,127        263,356       247,855        246,610       242,523
Lease financing (net of unearned income)                       78,658         73,123        57,736         52,566        47,659
                                                        -------------    -----------   -----------   ------------   ------------
   Total                                                  $ 1,033,215      $ 958,458     $ 878,739      $ 842,035     $ 773,083
                                                        =============    ===========   ===========   ============   ============

TABLE 8 - LOAN MATURITY AND INTEREST SENSITIVITY

        The following table sets forth the maturity and interest sensitivity of the loan portfolio as of December 31, 2000:

                                                                      AFTER ONE
                                                   WITHIN ONE        BUT WITHIN          AFTER FIVE
                                                      YEAR           FIVE YEARS             YEARS              TOTAL
                                                 ---------------   --------------    ----------------      ------------
Commercial, financial and agricultural                $  75,021         $ 131,256         $ 304,541          $ 510,818
Real estate-construction                                  8,385                 -             1,280              9,665
                                                 --------------    --------------    --------------        ------------
                                                      $  83,406         $ 131,256         $ 305,821          $ 520,483
                                                 ==============    ==============    ==============        ============

        Loans due after one year totaling $260,005,000 have variable interest rates. The remaining $177,072,000 in loans have fixed rates.

ASSET QUALITY

        Sterling's loan portfolios are subject to varying degrees of credit risk. Credit risk is mitigated through prudent underwriting standards, on-going credit review, and monitoring and reporting asset quality measures. Additionally, loan portfolio diversification, limiting exposure to a single industry or borrower, and requiring collateral also reduces Sterling's credit risk.

        Sterling's commercial, consumer and residential mortgage loans are principally to borrowers in south central Pennsylvania and northern Maryland. As the majority of Sterling's loans are located in this area, a substantial portion of the debtor's ability to honor their obligations may be affected by the level of economic activity in the market area.

        The unemployment rate in Sterling's market area remained below the national average during 2000. Additionally, reasonably low interest rates, a continuing strong economy and minimal inflation continued to support favorable economic conditions in the area.

        Nonperforming assets include nonaccrual and restructured loans, accruing loans past due 90 days or more and other foreclosed assets. Sterling's general policy has been to cease accruing interest on loans when management determines that a reasonable doubt exists as to the collectibility of additional interest. When management places a loan on nonaccrual status, it reverses unpaid interest credited to income in the current year, and charges unpaid interest accrued in prior years to the allowance for loan losses. Sterling recognizes income on these loans only to the extent that it receives cash payments. Sterling typically returns nonaccrual loans to performing status when the borrower brings the loan current and performs in accordance with contractual terms for a reasonable period of time. Sterling categorizes a loan as restructured if it changes the terms of the loan such as interest rate, repayment schedule or both, to terms which it otherwise would not have granted originally.

TABLE 9 - NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

        The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans:

                                                                                    DECEMBER 31,
                                                       -----------------------------------------------------------------
                                                           2000         1999         1998         1997         1996
                                                       ------------  -----------  -----------  -----------  ------------
Nonaccrual loans                                           $  3,102    $     771    $   1,425    $   1,645    $   1,231
Accruing loans, past due 90 days or more                      1,145          882        1,079        1,443          918
Restructured loans                                            1,851        1,961        1,993        2,326          242
                                                       ------------    ---------    ---------    ---------    ----------
    Total non-performing loans                                6,098        3,614        4,497        5,414        2,391
Foreclosed assets                                               469          504          261          577          177
                                                       ------------    ---------    ---------    ---------    ----------
    Total non-performing assets                            $  6,567    $   4,118    $   4,758    $   5,991    $   2,568
                                                       ============    =========    =========    =========    ==========

Nonaccrual loans:
 Interest income that would have been
   recorded under original terms                           $    196    $      98    $     138    $     221    $     172
 Interest income recorded                                        94            8           22           59           56

Ratios:
Non-performing loans to total loans                            .59%        0.38%        0.51%        0.64%        0.31%
Non-performing assets to total loans
  and foreclosed assets                                       0.64%        0.43%        0.54%        0.71%        0.33%
Non-performing assets to total assets                         0.38%        0.26%        0.32%        0.45%        0.22%

        As of December 31, 2000, total non-performing assets totaled $6,567,000, an increase of $2,449,000, or 59.4% from December 31, 1999. The increase in nonaccrual loans is primarily the result of three large credits that moved into nonaccrual status during 2000. Two of these loans are secured by real estate, which mitigates the risk of loss associated with these credits. As a result of the increase in nonaccrual loans, Sterling experienced an increase in non-performing loans to total loans outstanding, as well as non-performing assets to total loans and foreclosed assets. However, these levels are within acceptable limits and are consistent with Sterling's peer group.

        Potential problem loans are defined as performing loans which have characteristics that cause management to have serious doubts as to the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as nonperforming loans in the future. Total potential problem loans approximated $6 million at December 31, 2000. Additionally, outstanding letter of credit commitments totaling approximately $1.5 million could result in potential problem loans if drawn upon. The majority of these loans are secured by real estate with acceptable loan-to-value ratios.

ALLOWANCE FOR LOAN LOSSES

        Sterling maintains the allowance for loan losses at a level believed adequate by management to absorb potential losses in the loan portfolio and is established through a provision for loan losses charged to earnings. Quarterly, the company utilizes a defined methodology in determining the adequacy of the allowance for loan losses, which considers specific credit reviews, past loan loss historical experience, and qualitative factors. This methodology, which has remained consistent for the past several years, results in an allowance consisting of two components, "allocated" and "unallocated."

        Management assigns internal risk ratings to all commercial relationships with aggregate borrowings or commitments to extend credit in excess of $100,000. Utilizing migration analysis for the previous eight quarters, management develops a loss factor test, which it then uses to estimate losses on impaired loans, potential problem loans and non-classified loans. When management finds loans with uncertain collectibility of principal and interest, it places those loans on the "problem list," and evaluates them on a quarterly basis in order to estimate potential losses. Management's analysis considers:

        - adverse situations that may affect the borrower's ability to repay;
        -       estimated value of underlying collateral; and
        -       prevailing market conditions.

        If management determines that a specific reserve allocation is not required, it assigns the general loss factor to determine the reserve. For homogeneous loan types, such as consumer and residential mortgage loans, management bases specific allocations on the average loss ratio for the previous two years for each specific loan pool. Additionally, management adjusts projected loss ratios for other factors, including the following:

        -       trends in delinquency levels,
        -       trends in non-performing and potential problem loans,
        -       trends in composition, volume and terms of loans,
        - effects in changes in lending policies or underwriting procedures,
        -       experience ability and depth of management,
        -       national and local economic conditions,
        -       concentrations in lending activities,
        -       other factors that management may deem appropriate.

        Management determines the unallocated portion of the allowance for loan losses based on the following criteria:

        -       risk of error in the specific and general reserve allocations;
        -       other potential exposure in the loan portfolio;
        - variances in management's assessment of national and local economic conditions; and
        - other internal or external factors that management believes appropriate at that time.

        Management feels the above methodology accurately reflects losses inherent in the portfolio. Management charges actual loan losses to the allowance for loan losses. Management periodically updates the methodology discussed above, which reduces the difference between actual losses and estimated losses.

        Management bases the provision for loan losses, or lack of provision, on the overall analysis taking into account the methodology discussed above.

        A summary of the activity in the allowance for loan losses is as follows:

TABLE 10 - SUMMARY OF LOAN LOSS EXPERIENCE

                                                                                  YEARS ENDED DECEMBER 31,
                                                      ----------------------------------------------------------------------------
                                                            2000            1999            1998           1997           1996
                                                      --------------   -------------   -----------    -------------   ------------
Allowance for Loan Losses:
Beginning balance                                          $ 11,875        $ 11,475       $ 11,050        $ 10,662       $ 10,544
Loans charged off during year:
 Commercial, financial and agricultural                         568             350            584             270            258
 Real estate mortgage                                            53             107            116             122             40
 Consumer                                                       459             661          1,328           1,639            808
 Lease financing                                                101              31             54             121             24
                                                      -------------    ------------    -----------    ------------    ------------
    Total charge-offs                                         1,181           1,149          2,082           2,152          1,130
                                                      -------------    ------------    -----------    ------------    ------------

Recoveries:
 Commercial, financial and agricultural                          95             198            112             181             45
 Real estate mortgage                                            10               -             34               -              -
 Consumer                                                       301             247            317             255            175
 Lease financing                                                 11              44             28              65              8
                                                      -------------    ------------    -----------    ------------    ------------
    Total recoveries                                            417             489            491             501            228
                                                      -------------    ------------    -----------    ------------    ------------

Net loans charged off                                           764             660          1,591           1,651            902
Provision for loan losses                                       605           1,060          2,016           2,039          1,020
                                                      -------------    ------------    -----------    ------------    ------------
Balance at end of year                                     $ 11,716        $ 11,875       $ 11,475        $ 11,050       $ 10,662
                                                      =============    ============    ===========    ============    ============

Ratio of net loans charged off to
  average loans outstanding                                   0.08%           0.07%          0.18%           0.20%          0.12%
Ending allowance for loan losses to
  net loans charged off                                      15.3 X          18.0 X          7.2 X           6.7 X         11.8 X
Net loans charged off to
  provision for loan losses                                  126.2%           62.3%          78.9%           81.0%          88.4%
Allowance for loan losses as a percent
  of loans outstanding                                        1.13%           1.24%          1.31%           1.31%          1.38%
Allowance for loan losses as a percent
  of non-performing loans                                    192.1%          328.6%         255.2%          204.1%         445.9%

        The allowance for loan losses decreased $159,000 from $11,875,000 at December 31, 1999 to $11,716,000 at December 31, 2000. The allowance represents 1.13% of loans outstanding at December 31, 2000, versus 1.24% as of the prior year-end. Net charge-offs totaled $764,000 for the year ended December 31, 2000, versus $660,000 in 1999, an increase of 15.9%. Despite the slight increase in net charge offs, the reduction in the provision was considered appropriate, as it is reflective of another year of relatively low charge offs. These low levels of charge offs, particularly in the consumer loan portfolio, resulted in lower reserve allocations.

TABLE 11 - ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                                                            YEARS ENDED DECEMBER 31,
                        ------------------------------------------------------------------------------------------------------------
                                2000                 1999                    1998                  1997                1996
                        -------------------  --------------------   ---------------------  --------------------  -------------------
                                    LOANS %              LOANS %                 LOANS %               LOANS %              LOANS %
                                   TO TOTAL             TO TOTAL                TO TOTAL              TO TOTAL             TO TOTAL
                         AMOUNT      LOANS    AMOUNT      LOANS        AMOUNT     LOANS      AMOUNT     LOANS     AMOUNT     LOANS
                        --------  --------- ---------  ----------   ----------  --------   ---------  --------  ---------  ---------
Commercial, financial
 and agricultural       $  7,816        49%  $  6,821         48%     $  5,825       47%    $  5,085       46%   $  4,810       43%
Real estate - mortgage
 and construction            255        16%       256         17%          291       18%         218       19%        176       20%
Consumer                   1,283        27%     1,649         27%        1,585       28%       1,792       29%      1,435       31%
Leases                       512         8%       638          8%          527        7%         599        6%        620        6%
Unallocated                1,850         --     2,511          --        3,247        --       3,356        --      3,621        --

                        --------     -----   --------      -----      --------     ----    ---------     ----   ---------     ------
   Total                $ 11,716       100%  $ 11,875        100%     $ 11,475      100%    $ 11,050      100%   $ 10,662      100%
                        ========     =====   ========      =====      ========     ====    =========     ====   =========     ======

        The allocation of the allowance for loan losses between the various loan portfolios has changed over the past few years, consistent with the historical net loss experience in each of the portfolios.

        The largest reserve allocation is to the commercial, financial and agricultural loan portfolio, which represents two-thirds of the reserve balance. Although the reserve allocation to this portfolio has increased over the last two years, the reserve allocation as a percent of related loans has remained fairly consistent. This nonhomogeneous loan portfolio continues to represent the greatest risk exposure to Sterling, as the credits generally are significantly larger than the remainder of the portfolio and the related collateral is not as marketable. Additionally, other external factors such as competition for high rated credits have also been considered in allocating this reserve balance.

        Sterling sold its credit card portfolio in 1998, which resulted in a significant improvement in net charge-offs within the consumer loan portfolio. The sale of the credit card portfolio combined with increased collection efforts also resulted in a decline in the consumer loan delinquencies. As a result, the allocation of the allowance for loan losses for the consumer loan portfolio has declined since the 1997 allocation, and presently represents .46% of the related December 31, 2000 loan balance. Management believes a decrease in the allocated reserve to the consumer loan portfolio is warranted, even in light of the increased consumer loan balances. This reduction in allocated allowance is due to continued decreases in net charge offs and enhanced performance in this portfolio.

        During 2000, the reserve allocation related to the lease portfolio has decreased, not only in the dollar allocation, but also the allocation as a percent of related lease balance. During 2000, several leases were charged-off, resulting in a lower number of leases requiring a reserve allocation than that required in 1999.

        Over the past several years, the allowance for loan losses as a percent of outstanding loan balance has declined from 1.38% at December 31, 1996 to

1.13% at December 31, 2000. The unallocated portion of the allowance reflects estimated inherent losses within the portfolio that have not been detected. The unallocated portion of the reserve results due to risk of error in the specific and general reserve allocations, other potential exposure in the loan portfolio, variances in management's assessment of national and local economic conditions, and other internal or external factors that management believes appropriate at the time. The unallocated portion has declined from 1998 levels, due to a greater concentration of loans in the commercial, financial and agricultural sector, and a lower concentration in the less risky residential mortgage portfolio. Another factor that led to the reduction in the unallocated reserve was one particular lending relationship that entered nonaccraul status in 2000, and resulted in a higher reserve allocation than Sterling has typically experienced.

        While management believes Sterling's allowance for loan losses is adequate based on information currently available, future adjustments to the reserve may be necessary due to changes in economic conditions, and management's assumptions as to future delinquencies or loss rates.

ASSETS HELD FOR OPERATING LEASES

        Assets held for operating leases, net of accumulated deprecation, totaled $54,294,000 at December 31, 2000, an increase of $6,655,000 from the December 31, 1999 balance of $47,639,000. Assets held for operating leases totaled $37,171,000 at December 31, 1998. The increase is a direct result of an increase in the number of units under operating leases, which totaled 5,330, 4,648, and 3,826 as of December 31, 2000, 1999 and 1998. Sterling recognizes that leasing operations represent a growth opportunity for the corporation and has committed resources to expand this business.

        Operating leases have residual value risk associated with them. Operating lease terms, including monthly rental payment and length of the lease, are established based upon the residual value, or the estimate of fair value of the leased asset at the end of the lease term. If at the end of the lease term, the fair value of the leased property is less than the residual value calculated at lease origination, a loss on disposal could result. Sterling mitigates this risk through the utilization of proven anticipated values published by various industries, and in some instances, discussions with industry experts. Further, the lease terms include provisions that the lessee shares the risk of loss on disposal of equipment, up to 50% of the residual value.

DEPOSITS

        Sterling continues to rely heavily on deposit growth as the primary source of funds for lending activities. Average deposits increased 7.3%, or $92 million, in 2000. This increase is comparable with the growth noted in 1999. This growth has been achieved through the development of products that meets the needs of our customers and maintaining a competitive pricing structure. Sterling will continue to explore new products for its customers, to mitigate increased consumer preference for higher risk investments, such as mutual funds and equity securities. An example of this is the development of a cash management product that was promoted to customers that historically had their balances swept into a non-deposit product.

TABLE 12 - AVERAGE DEPOSIT BALANCES AND RATES PAID

        The following table summarizes the average amounts of deposits and rates paid for the years indicated:

                                                                  YEARS ENDING DECEMBER 31,
                                         --------------------------------------------------------------------------
                                                     2000                     1999                   1998
                                         ------------------------  ----------------------   -----------------------
                                             AMOUNT         RATE       AMOUNT       RATE       AMOUNT         RATE
                                         --------------    ------  -------------   ------   ------------     ------
Noninterest-bearing demand deposits          $  158,560     0.00%    $   148,208    0.00%    $   127,958     0.00%
Interest-bearing demand deposits                413,486     2.89%        420,159    2.44%        388,602     2.65%
Savings deposits                                138,262     2.02%        129,887    1.99%        127,836     2.22%
Time deposits                                   635,765     5.65%        555,849    5.18%        512,943     5.57%
                                         --------------            -------------            ------------
   Total                                     $1,346,073              $ 1,254,103             $ 1,157,339
                                         ==============            =============            ============

TABLE 13 - DEPOSIT MATURITY

        The following table summarizes the maturities of time deposits of $100,000 or more as of the dates indicated:

                                                          DECEMBER 31,
                                                    ----------------------
                                                       2000       1999
                                                    ----------  ----------
Three months or less                                  $ 22,274   $ 17,062
Over three through six months                           19,280     12,694
Over six through twelve months                          21,995     19,209
Over twelve months                                      31,853     21,549
                                                    ----------  ----------
   Total                                              $ 95,402   $ 70,514
                                                    ==========  ==========

BORROWINGS

        Short-term borrowings are comprised primarily of federal funds purchased, securities sold under agreements to repurchase, U.S. Treasury demand notes and lines of credit. As of December 31, 2000, short-term borrowings totaled $25,656,000, a decline of $14,716,000 from the December 31, 1999 balance of $40,372,000.

        Long-term debt consists primarily of advances from the Federal Home Loan Bank and borrowings from other financial institutions to fund Sterling's growth in its finance and operating lease portfolios. Long-term debt totaled $113,849,000 at December 31, 2000, an increase of $28,224,000 from December 31, 1999. Sterling increased its reliance on long-term debt during 2000, including utilization of long-term debt to reduce its short-term obligations. The increase in long-term debt was a direct result of the interest yield curve, in which rates on short-term investments increased significantly throughout 2000. Management believes that longer-term obligations resulted in a better match for funding finance and operating leases and loan growth.

CAPITAL

        The management of capital in a regulated financial services industry must properly balance return on equity to stockholders while maintaining sufficient capital levels and related risk-based capital ratios to satisfy regulatory requirements. Additionally, capital management must also consider acquisition opportunities that may exist, and the resulting accounting treatment. Sterling's capital management strategies have been developed to provide attractive rates of returns to stockholders, while maintaining its "well-capitalized" position at each of the banking subsidiaries.

        The primary source of additional capital to Sterling is earnings retention, which represents net income less dividends declared. During 2000, Sterling retained $7,562,000, or 46%, of its net income. Stockholders' equity also increased as a result of $8,965,000 in other comprehensive income, which relates exclusively to unrealized gains on securities available for sale.

        As mentioned previously, Sterling and its banking subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Sterling and the subsidiary banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Sterling and its banking subsidiaries must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and reclassifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require Sterling and its banking subsidiaries to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of December 31, 2000 and 1999 that Sterling and the subsidiary banks met all minimum capital adequacy requirements to which they are subject and are categorized as "well capitalized." There are no conditions or events since the notification that management believes have changed the subsidiary banks' category.

TABLE 14 - RISKED-BASED CAPITAL

        Sterling's actual capital amount and ratios of December 31, 2000 and 1999 are as follows:

                                                                        MINIMUM CAPITAL
                                                   ACTUAL CAPITAL         REQUIREMENT
                                                 -------------------  ---------------------
                                                   AMOUNT     RATIO     AMOUNT     RATIO
                                                 ---------  --------  ---------  ----------
December 31, 2000
   Total capital to risked weighted assets        $ 148,361    11.5%    $ 103,099     8.0%
   Tier 1 capital to risked weighted assets         135,086    10.5%       51,549     4.0%
   Tier 1 capital to average assets                 135,086     7.4%       72,852     4.0%

December 31, 1999
   Total capital to risked weighted assets        $ 138,404    11.6%    $  95,273     8.0%
   Tier 1 capital to risked weighted assets         126,527    10.6%       47,636     4.0%
   Tier 1 capital to average assets                 126,527     7.7%       66,113     4.0%

LIQUIDITY

        Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of Sterling are met.

        Sterling's funds are available from a variety of sources, including assets that are readily convertible to cash (federal funds sold, short-term investments), securities portfolio, scheduled repayments of loans receivable, core deposit base, short-term borrowing capacity with a number of correspondent banks and the FHLB, and the ability to package residential mortgage loans originated for sale. As of December 31, 2000, capacity to borrow from the FHLB totaled approximately $142 million.

        The liquidity of the parent company also represents an important aspect of liquidity management. The parent company's cash outflows consist principally of dividends to shareholders and unallocated corporate expenses. The main source of funding for the parent company is the dividends it receives from its banking subsidiaries. Federal and state banking regulations place certain restrictions on dividends paid to the parent company from the subsidiary banks. The total amount of dividends that may be paid from the subsidiary banks to Sterling totals $38,794,000 at December 31, 2000.

        Sterling manages liquidity by monitoring projected cash inflows and outflows on a daily basis, and believes it has sufficient funding sources to maintain sufficient liquidity under varying degrees of business conditions.

NEW FINANCIAL ACCOUNTING STANDARDS

        Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires all derivative instruments to be carried at fair value on the balance sheet. This requirement is in contrast to previous accounting guidance, which does not require unrealized gains and losses on derivatives used for hedging purposes to be recorded in the financial statements. The new statement does allow hedge accounting treatment for derivatives used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be applied. Hedge accounting treatment provides for changes in fair value or cash flows of both the derivative and the hedged item to be recognized in earnings in the same period. Statement No. 133 does not change the accounting for those derivative instruments not designated in a hedge accounting relationship, considered trading derivatives, for which fair value changes are recorded through earnings as they occur.

        On January 1, 2001, Sterling adopted the provisions of Statement No. 133, with no material impact on Sterling's financial condition or results of operations.

        In September 2000, Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities was issued. This statement replaces Statement No. 125. The guidance in Statement No. 140, while not changing most of the guidance originally issued in Statement No. 125, revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures related to transferred assets.

        Certain provisions of the statement relate to recognition, reclassification and disclosure of collateral, as well as the disclosure of securitization transactions, became effective for Sterling for 2000 year-end reporting. Other provisions related to the transfer and servicing of financial assets and extinguishments of liabilities are effective for transactions occurring after March 31, 2001. The application of the new rules will not have a material impact on Sterling's financial condition or results of operations.

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

INTEREST RATE RISK

        Interest rate risk is an economic exposure to future net earnings and future value of equity capital that can occur based on changes in interest rates. Interest rate risk is inherent, because as a financial institution, Sterling derives a significant amount of its operating revenue from "purchasing" funds (customer deposits and borrowings) at various terms and rates, and then reinvesting those funds into earning assets (loans, leases, investments, etc.) at various terms and rates. Current pricing can be established to generate a specific "spread", or net interest margin, of income to cover operating costs and produce expected profit to its shareholders.

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

        Management endeavors to control the exposure of earnings to changes in interest rates by understanding, reviewing and making decisions based on its risk position. The asset/liability committees of each bank subsidiary are responsible for these decisions. The committees operate under management policies defining guidelines and limits on levels of risk. These policies are approved by the Boards of Directors. The committees measure risk exposure with modeling techniques which involve assumptions and estimates which inherently cannot measure with complete precision.

        The corporation has a negative cumulative "GAP" at one year in the future in the amount of $138 million (8.9% of earning assets). This risk position would result in a decreasing net interest margin in the next year if market rates increase, since this volume of funding liabilities in excess of the volume of earning assets repricing in the next year would have a negative effect on income. This position will generate more income or widen the net interest margin if rates decrease in the next year. Beyond one year the risk position is recaptured.

TABLE 15 - INTEREST RATE SENSITIVITY GAPS

                                                                        OVER 1 YEAR
                                          0-90 DAYS     91-365 DAYS      TO 3 YEARS        OVER 3 YEARS            TOTAL
INTEREST EARNING ASSETS
-----------------------
Federal funds sold                        $  42,280       $      --     $        --         $        --         $    42,280
Interest-bearing deposits in banks              516              --              --                  --                 516
Short term investments                          603              --              --                  --                 603
Securities                                   49,885          47,029         124,763             260,854             482,531
Loans                                       215,672         164,416         310,299             344,806           1,035,193
                                      -------------  --------------   -------------      --------------     ----------------

Total interest earning assets             $ 308,956       $ 211,445     $   435,062         $   605,660         $ 1,561,123
Cumulative                                $ 308,956       $ 520,401     $   955,463         $ 1,561,123

INTEREST-BEARING LIABILITIES
----------------------------
Interest-bearing deposits                 $ 183,224       $  10,610     $    51,976         $   325,132         $   570,942
Time deposits                               113,769         301,663         245,074              17,482             677,988
Short-term borrowings                        25,656              --              --                  --              25,656
Long-term debt                               12,905          10,941          59,691              30,313             113,850
                                      -------------  --------------   -------------      --------------     ----------------

Total interest-bearing liabilities        $ 335,554      $  323,214     $   356,741         $   372,927         $ 1,388,436
Cumulative                                $ 335,554      $  658,768     $ 1,015,509         $ 1,388,436

Period GAP (Dollars)                      $ (26,598)     $ (111,769)    $    78,321         $   232,733
Cumulative GAP (Dollars)                  $ (26,598)     $ (138,367)    $   (60,046)        $   172,687
Cumulative GAP as % of total
  interest earning assets                     (1.7)%          (8.9)%          (3.8)%              11.1%

        The company presents future change in net interest income as a result of interest rate movement in the graph in Table 15a. This analysis estimates the projected change to net interest income resulting from instantaneous interest rate movements (shocks). Sterling's risk to interest rate movement illustrates that the future income will decrease with increasing market rates, and future income will increase with decreasing market rates during the next fiscal year. Negative income exposure, resulting from increasing market rates, as an impact to the interest margin is (0.7)% and (2.2)% with market rate increases of 100 and 200 basis points. The risk position of Sterling is within the guidelines set by the asset/liability policies.

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

                TABLE 15a                                            TABLE 15b
     NET INTEREST INCOME PROJECTIONS                            PRESENT VALUE EQUITY

          Changes in                                        Changes in
         Basis Points       % Change                       Basis Points         % Change
   -----------------------------------                  ------------------------------------
           -200                 3.8%                          -200                 5.2%
           -100                 2.4%                          -100                 3.4%
              0                 0.0%                             0                 0.0%
            100                -0.7%                           100                -4.0%
            200                -2.2%                           200                -9.5%

ITEM 8 - FINANCIAL STATEMENTS

    (a) The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:

                                                                                Page
                                                                                ----
        Report of Independent Auditors...........................................46
        Consolidated Balance Sheets..............................................47
        Consolidated Statements of Income........................................48
        Consolidated Statements of Changes in Stockholders' Equity...............49
        Consolidated Statements of Cash Flows....................................50
        Notes to Consolidated Financial Statements...............................51

                         REPORT OF INDEPENDENT AUDITORS




The Board of Directors and Shareholders
Sterling Financial Corporation

    We have audited the accompanying consolidated balance sheet of Sterling Financial Corporation and subsidiaries as of December 31, 2000, and the related consolidated statement of income, stockholders' equity, and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Sterling Financial Corporation as of December 31, 1999 and 1998, were audited by other auditors whose report dated January 20, 2000 except for Note 26 as to which the date is January 25, 2000, expressed an unqualified opinion on those statements.

    We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sterling Financial Corporation and subsidiaries at December 31, 2000, and the consolidated results of its operations and its cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                   /s/ Ernst & Young LLP


Philadelphia, Pennsylvania
January 23, 2001

                STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                           December 31,
                                                                               ----------------------------------
(Dollars in Thousands)                                                              2000               1999
                                                                               ---------------    ---------------
ASSETS
Cash and due from banks                                                         $      61,287      $      66,429
Federal funds sold                                                                     42,280              5,250
                                                                               ---------------    ---------------
     Cash and cash equivalents                                                        103,567             71,679
Interest-bearing deposits in banks                                                        516              3,050
Short-term investments                                                                    603                 29
Mortgage loans held for sale                                                            1,978              1,120
Securities held-to-maturity (fair value 2000 - $51,854; 1999 - $58,139)                51,085             58,429
Securities available-for-sale                                                         435,296            372,198
Loans, net of allowance for loan losses 2000 - $11,716; 1999 - $11,875              1,021,499            946,583
Premises and equipment, net                                                            29,807             30,660
Assets held for operating leases, net                                                  54,294             47,639
Other real estate owned                                                                   419                409
Accrued interest receivable                                                            11,987             10,313
Other assets                                                                           15,087             14,214
                                                                               ---------------    ---------------
     TOTAL ASSETS                                                               $   1,726,138      $   1,556,323
                                                                               ===============    ===============
LIABILITIES
Deposits:
     Noninterest-bearing                                                        $     171,370      $     155,339
     Interest-bearing                                                               1,248,930          1,133,475
                                                                               ---------------    ---------------
        Total deposits                                                              1,420,300          1,288,814
                                                                               ---------------    ---------------
Short-term borrowings                                                                  25,656             40,372
Long-term debt                                                                        113,850             85,625
Accrued interest payable                                                               10,080              7,086
Other liabilities                                                                      16,905             11,666
                                                                               ---------------    ---------------
     TOTAL LIABILITIES                                                              1,586,791          1,433,563
                                                                               ---------------    ---------------

STOCKHOLDERS' EQUITY
Common stock ($5.00 par value)                                                         62,732             62,729
     No. of shares authorized:  35,000,000
     No. of shares issued:  2000 - 12,546,477; 1999 - 12,545,858
     No. of shares outstanding:  2000 - 12,546,477; 1999 - 12,542,638
Capital surplus                                                                        17,856             17,895
Retained earnings                                                                      56,261             48,704
Accumulated other comprehensive income (loss)                                           2,498             (6,467)
Common stock in treasury, at cost (2000 - 0 shares; 1999 - 3,220 shares)                    -               (101)
                                                                               ---------------    ---------------
     TOTAL STOCKHOLDERS' EQUITY                                                       139,347            122,760
                                                                               ---------------    ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $   1,726,138      $   1,556,323
                                                                               ===============    ===============

The accompanying notes are an integral part of these consolidated financial statements.

                STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                       YEARS ENDED DECEMBER 31,
                                                             ---------------------------------------------
(Dollars in Thousands, except per share data)                   2000             1999             1998
                                                             -----------      -----------      -----------
INTEREST AND DIVIDEND INCOME
Loans, including fees                                          $ 84,590         $ 76,235         $ 75,189
Debt securities
     Taxable                                                     18,477           16,654           14,820
     Tax-exempt                                                   7,495            6,322            4,953
Dividends                                                           860              605              447
Federal funds sold                                                1,786            1,671            1,595
Deposits in other banks                                             111              139               50
                                                             -----------      -----------      -----------
     Total interest and dividend income                         113,319          101,626           97,054
                                                             -----------      -----------      -----------
INTEREST EXPENSE
Deposits                                                         50,645           41,651           41,726
Short-term borrowings                                             1,931            1,127              641
Long-term debt                                                    5,925            4,626            3,571
                                                             -----------      -----------      -----------
     Total interest expense                                      58,501           47,404           45,938
                                                             -----------      -----------      -----------
Net interest income                                              54,818           54,222           51,116
                                                             -----------      -----------      -----------
Provision for loan losses                                           605            1,060            2,016
                                                             -----------      -----------      -----------
     Net interest income after provision for loan losses         54,213           53,162           49,100
                                                             -----------      -----------      -----------
NONINTEREST INCOME
Income from fiduciary activities                                  3,942            3,505            2,863
Service charges on deposit accounts                               4,721            4,733            4,240
Other service charges, commissions and fees                       3,304            2,979            2,695
Mortgage banking income                                             834            1,447            2,451
Gain on sale of credit card portfolio                                 -                -            1,339
Gain on sale of real estate                                         343                -                -
Rental income on operating leases                                22,179           18,469           15,965
Other operating income                                            1,494            1,191            1,196
Security gains                                                      691            1,215              949
                                                             -----------      -----------      -----------
     Total noninterest income                                    37,508           33,539           31,698
                                                             -----------      -----------      -----------
NONINTEREST EXPENSES
Salaries and employee benefits                                   27,779           26,249           25,381
Net occupancy                                                     3,431            3,093            3,251
Furniture and equipment                                           4,610            4,622            4,216
Professional services                                             1,959            2,250            1,502
Depreciation on operating lease assets                           17,469           14,641           12,641
Merger related and restructuring costs                            2,898              423                -
Other                                                            12,057           11,181           11,543
                                                             -----------      -----------      -----------
     Total noninterest expenses                                  70,203           62,459           58,534
                                                             -----------      -----------      -----------
INCOME BEFORE INCOME TAXES                                       21,518           24,242           22,264
Income tax expenses                                               4,951            6,257            5,670
                                                             -----------      -----------      -----------
NET INCOME                                                     $ 16,567         $ 17,985         $ 16,594
                                                             ===========      ===========      ===========
Per share information:
     Basic earnings per share                                  $   1.32         $   1.43         $   1.32
     Diluted earnings per share                                    1.32             1.43             1.31
     Dividends declared                                           0.750            0.721            0.664

The accompanying notes are an integral part of these consolidated financial statements.

                STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                                Accumulated
                                                  Shares                                           Other
                                                  Common      Common      Capital    Retained  Comprehensive   Treasury
                                                  Stock       Stock       Surplus    Earnings  Income (Loss)    Stock     Total
                                               ------------  ---------   ----------  --------- --------------  --------  ----------
(Dollars in Thousands)
Balance, January 1, 1998                          9,656,565  $  48,283   $   16,872  $  47,385      $   4,499  $ (2,263) $ 114,776
   Comprehensive income:
    Net income                                                                          16,593                              16,593
    Change in net unrealized gain (loss)
       on securities AFS, net of
       reclassification adjustment and
       tax effects                                                                                      1,371                1,371
                                                                                                                         ----------
            Total comprehensive income                                                                                      17,964
                                                                                                                         ----------
   Common stock issued                               24,823        124          439                                            563
   Stock dividend issued - 5% common stock,
    including cash paid in lieu of                                                                                               -
    fractional shares                                                                                                            -
    (including 79,332 shares of treasury stock)     403,348      2,017       13,492    (17,723)             -     2,168        (46)
   Cash dividends declared                                                              (7,343)                             (7,343)
   Purchase of treasury stock (70,260 shares)                                                                    (2,492)    (2,492)
   Issuance of treasury stock
    Dividend reinvestment plan (36,448 shares)                                  301                               1,080      1,381
    Employee stock plan (7,414 shares)                                           73                                 190        263
    Directors' compensation plan (2,000 shares)                                  18                                  79         97
    Stock options (1,400 shares)                                                (20)                                 53         33
   Stock transacations of pooled entities            (4,714)       (24)         (43)         -                                 (67)
                                               ------------  ---------   ----------  --------- --------------  --------  ----------
Balance, December 31, 1998                       10,080,022     50,400       31,132     38,912          5,870    (1,185)   125,129
   Comprehensive income:
    Net income                                                                          17,985                              17,985
    Change in net unrealized gain (loss)
       on securities AFS, net of
       reclassification adjustment and
       tax effects                                                                                   (12,337)             (12,337)
                                                                                                                         ----------
            Total comprehensive income                                                                                       5,648
                                                                                                                         ----------
   Common stock issued                                7,555         38          109                                            147
   5-for-4 stock split effected in the form of
    a 25% common stock dividend                   2,514,878     12,574      (12,574)       (32)                                (32)
   Cash dividends declared                                                              (8,161)                             (8,161)
   Issuance of treasury stock
    Dividend reinvestment plan (26,248 shares)                                   19                               1,007      1,026
    Directors' compensation plan (2,000 shares)                                  (6)                                 74         68
    Stock options (80 shares)                                                    (1)                                  3          2
   Stock transaction of pooled entities             (56,597)      (283)        (784)                                        (1,067)
                                               ------------  ---------   ----------  --------- --------------  --------  ----------
Balance, December 31, 1999                       12,545,858     62,729       17,895     48,704         (6,467)     (101)   122,760
   Comprehensive income:
    Net income                                                                          16,567                              16,567
    Change in net unrealized gain (loss)
       on securities AFS, net of
       reclassification adjustment and
       tax effects                                                                                      8,965                8,965
                                                                                                                         ----------
            Total comprehensive income                                                                                      25,532
                                                                                                                         ----------
  Common stock issued                                 1,133          5           11                                             16
   Cash dividends declared                                                              (9,005)                             (9,005)
   Issuance of treasury stock
    Directors' compensation plan (3,220 shares)                                 (49)                                101         52
   Cash paid in lieu of fractional shares              (514)        (2)          (1)        (5)                                 (8)
                                               ------------  ---------   ----------  --------- --------------  --------  ----------
Balance, December 31, 2000                       12,546,477  $  62,732   $   17,856  $  56,261      $   2,498  $      -  $ 139,347
                                               ============  =========   ==========  ========= ==============  ========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                 STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            YEARS ENDED DECEMBER 31,
                                                                 ----------------------------------------------
                                                                      2000            1999            1998
                                                                 --------------  --------------  --------------
(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                         $    16,567    $     17,985    $     16,594
Adjustments to reconcile net income to net cash
 provided (used) by operating activities:
  Depreciation                                                          21,166          18,227          15,942
  Accretion & amortization of investment securities                         18             620             407
  Provision for loan losses                                                605           1,060           2,016
  Provision for deferred income taxes                                      256           1,269             862
  Gain on sale of real estate                                             (343)             --              --
  Gain on sales of securities available-for-sale                          (691)         (1,215)           (949)
  Gain on sale of credit card portfolio                                     --              --          (1,338)
  Gain on sale of mortgage loans                                          (180)           (418)           (642)
  Proceeds from sales of mortgage loans                                 35,109          73,619         109,465
  Originations of mortgage loans held for sale                         (35,787)        (66,565)       (115,344)
  Change in operating assets and liabilities:
    (Increase) decrease in accrued interest receivable and
      other assets                                                      (2,557)            888          (4,202)
    Increase in accrued interest payable                                 2,994             275             608
    Increase (decrease) in other liabilities                               (33)             32           1,075
                                                                 --------------  --------------  --------------
    Net cash provided by operating activities                           37,124          45,777          24,494
                                                                 --------------  --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing
 deposits in other banks                                                 2,534             566            (542)
Net increase (decrease) in short-term investments                         (574)            (29)          1,560
Proceeds from sales of securities available-for-sale                    21,766          29,360          10,690
Proceeds from maturities or calls of
 securities held-to-maturity                                             8,074          13,022          29,354
Proceeds from maturities or calls of
 securities available-for-sale                                          54,791          46,620          46,494
Purchases of securities held-to-maturity                                  (726)         (1,165)         (8,614)
Purchases of securities available-for-sale                            (125,274)       (141,010)       (159,578)
Net loans and direct finance leases made to customers                  (75,521)        (80,379)        (45,929)
Proceeds from sale of credit card portfolio                                 --              --           9,337
Purchases of equipment acquired for
 operating leases, net                                                 (24,124)        (25,109)        (19,162)
Purchases of premises and equipment                                     (3,313)         (2,320)         (3,963)
Proceeds from sale of premises and equipment                               812              32              36
                                                                 --------------  --------------  --------------
    Net cash used by investing activities                             (141,555)       (160,412)       (140,317)
                                                                 --------------  --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                               131,486          69,836         105,818
Net increase (decrease) in short-term borrowings                       (14,716)         24,480          (1,442)
Proceeds from issuance of long-term debt                                70,740          25,063          45,982
Repayment of long-term debt                                            (42,515)        (22,234)        (17,289)
Proceeds from issuance of common stock                                      16             147             563
Cash dividends                                                          (8,736)         (7,828)         (7,167)
Cash paid in lieu of fractional shares                                      (8)            (32)            (49)
Purchase of treasury stock                                                  --          (1,067)         (2,492)
Proceeds from issuance of treasury stock                                    52           1,096           1,774
Stock transactions of pooled entity                                         --              --             (67)
                                                                 --------------  --------------  --------------
    Net cash provided by financing activities                          136,319          89,461         125,631
                                                                 --------------  --------------  --------------
Net change in cash and cash equivalents                                 31,888         (25,174)          9,808
Cash and cash equivalents:
Beginning of year                                                       71,679          96,853          87,045
                                                                 --------------  --------------  --------------
End of year                                                        $   103,567    $     71,679    $     96,853
                                                                 ==============  ==============  ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for:
  Interest                                                         $    55,507    $     47,129    $     45,330
  Income taxes                                                           5,350           5,218           5,116


The accompanying notes are an integral part of these consolidated financial statements.

                 STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts presented in the tables are in thousands, except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation and Consolidation - The consolidated financial statements include the accounts of Sterling Financial Corporation (Sterling) and its wholly-owned subsidiaries, Bank of Lancaster County, N.A.(Bank of Lancaster County), First National Bank of North East (First National), Bank of Hanover and Trust Company (Bank of Hanover), HOVB Investment Co., T & C Leasing, Inc. (T&C) and Sterling Mortgage Services, Inc. (inactive). The consolidated financial statements also include Town & Country, Inc. (Town & Country), a wholly-owned subsidiary of Bank of Lancaster County. All significant intercompany balances and transactions have been eliminated in consolidation.

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

        Business - Sterling, through its subsidiaries, provides a full range of financial services to individual and corporate customers located in south central Pennsylvania and northeastern Maryland.

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

        Purchase premiums and discounts are recognized in interest income using the interest method over terms of the securities using the constant yield method. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings when realized. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

        Allowance for Loan Losses - Sterling maintains the allowance for loan losses at a level believed adequate by management to absorb potential losses in the loan portfolio. It is established through a provision for loan losses charged to earnings. Quarterly, the company utilizes a defined methodology in determining the adequacy of the allowance for loan losses, which considers specific credit reviews, past loan loss historical experience, and qualitative factors. This methodology, which has remained consistent for the past several years, results in an allowance consisting of two components, "allocated" and "unallocated."

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

        A loan is considered impaired when, based on current information and events, it is probable that Sterling will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrowers prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loans effective interest rate, the loans obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

        Advertising - Sterling expenses advertising costs as incurred. The expenses for 2000, 1999 and 1998 were $1,042,000, $947,000 and $943,000.

        Stock Compensation Plans - Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. Stock options issued under Sterling's stock incentive plan have no intrinsic value at the grant date, and under Opinion No. 25, no compensation cost is recognized for them. Sterling has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income, earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

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

        Earnings per common share for the years ending December 31, 2000, 1999 and 1998 have been computed based on the following:

                                                                     2000               1999               1998
                                                               ------------------ ------------------ ------------------
Net income available to common stockholders                        $      16,567      $      17,985      $      16,594
                                                               ------------------ ------------------ ------------------
Average number of shares outstanding                                  12,544,533         12,559,580         12,580,963
Effect of dilutive stock options                                          12,107             60,535             63,607
                                                               ------------------ ------------------ ------------------
Average number of shares outstanding used to
  calculate diluted earnings per common share                         12,556,640         12,620,115         12,644,570
                                                               ================== ================== ==================

        All prior year per share amounts have been properly restated to reflect the 5-for-4 stock split effected in the form of a 25% stock dividend declared in 1999 and the 5% stock dividend declared in 1998.

        Comprehensive Income - Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.
        The components of other comprehensive income and related tax effects for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                        2000          1999          1998
                                                    ------------- -------------- -----------
Unrealized holding gains (losses) on
  available-for-sale securities                      $    14,483   $    (17,620)  $   3,069
Reclassification adjustment for gains
  realized in income                                        (691)        (1,215)       (949)
                                                    ------------- -------------- -----------
Net unrealized gains (losses)                             13,792        (18,835)      2,120
Income tax (expense) benefit                              (4,827)         6,498        (749)
                                                    ------------- -------------- -----------
Net-of-tax amount                                    $     8,965   $    (12,337)  $   1,371
                                                    ============= ============== ===========

        Reclassifications - Certain items in the 1999 and 1998 consolidated financial statements have been reclassified to conform with the 2000 presentation format. Such reclassifications had no impact on net income.

        Recent Accounting Pronouncements - Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires all derivative instruments to be carried at fair value on the balance sheet. This requirement is in contrast to previous accounting guidance, which does not require unrealized gains and losses on derivatives used for hedging purposes to be recorded in the financial statements. The new statement does allow hedge accounting treatment for derivatives used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be applied. Hedge accounting treatment provides for changes in fair value or cash flows of both the derivative and the hedged item to be recognized in earnings in the same period. Statement No. 133 does not change the accounting for those derivative instruments not designated in a hedge accounting relationship, considered trading derivatives, for which fair value changes are recorded through earnings as they occur.

        On January 1, 2001, Sterling adopted the provisions of Statement No. 133, with no material impact on Sterling's financial condition or results of operations.

        In September 2000, Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued. This statement replaces Statement No. 125. The guidance in Statement No. 140, while not changing most of the guidance originally issued in Statement No. 125, revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures related to transferred assets.

        Certain provisions of the statement relating to recognition, reclassification and disclosure of collateral, as well as the disclosure of securitization transactions, became effective for Sterling for 2000 year-end reporting. Other provisions related to the transfer and servicing of financial assets and extinguishments of liabilities are effective for transactions occurring after March 31, 2001. The application of the new rules will not have a material impact on Sterling's financial condition or results of operations.

NOTE 2 - BUSINESS COMBINATIONS

        Hanover Bancorp, Inc. - On July 27, 2000, Sterling completed its merger with Hanover Bancorp, Inc. (Hanover), parent company of Bank of Hanover and Trust Company, headquartered in Hanover, Pennsylvania. Bank of Hanover, with 13 branches in York and Adams counties, Pennsylvania, and one branch in Westminster, Maryland, continues to operate as a separate commercial bank.

        Under the terms of the agreement, Hanover Bancorp shareholders received .93 shares of Sterling common stock for each share of Hanover Bancorp's common stock in a tax-free exchange. Sterling issued 3,611,409 shares of its common stock in connection with the merger.

        Northeast Bancorp, Inc. - On June 15, 1999, Sterling completed the acquisition of Northeast Bancorp, Inc. (Northeast), the parent company of First National Bank of North East, headquartered in North East, Maryland. First National, with four branches in Cecil County, Maryland, continues to operate as a separate commercial bank.

        Under the terms of the agreement, Northeast shareholders received two shares of Sterling common stock for each share of Northeast's common stock in a tax-free exchange. Sterling issued 677,624 shares of its common stock in connection with this merger.

        Both transactions were accounted for under the pooling-of-interests method of accounting. Accordingly, the consolidated financial statements have been restated to include the consolidated accounts of Hanover Bancorp and Northeast Bancorp for all periods presented.

        The effect of the Northeast and Hanover mergers on Sterling's results of operations were as follows:

                               Sterling                                                Sterling
                              Historical         Northeast (1)       Hanover         Consolidated
                           ------------------ ----------------  ----------------- ------------------
For the year ended 1999
  Net interest income       $    36,029        $    1,888          $  16,305       $     54,222
  Net income                     12,904               335              4,746             17,985
  Dividends declared              6,276                85              1,800              8,161

For the year ended 1998
  Net interest income            31,915             3,633             15,568             51,116
  Net income                     11,552               790              4,252             16,594
  Dividends declared              5,356               341              1,646              7,343

(1) Represents Northeast's results through June 30, 1999, the nearest interim period prior to the merger.


         The effect of the Hanover merger on Sterling's financial condition was as follows:

                                                             Reclassifications and          Sterling
                               Sterling         Hanover           Eliminations            Consolidated
                            --------------- -------------- --------------------------- ------------------
As of December 31, 1999
  Assets                     $  1,059,374    $  503,924     $        (6,975)            $  1,556,323
  Liabilities                     969,356       471,176              (6,969)               1,433,563
  Stockholders' equity             90,018        32,748                  (6)                 122,760

         Financial data for Sterling and Hanover from January 1 to July 31, 2000 is presented below. Although the consummation date was July 27, 2000, the financial data presented is for the nearest interim period.

                                                            Sterling
                           Sterling         Hanover       Consolidated
                        ---------------- --------------- ---------------
  Net interest income    $  22,507        $   9,652       $   32,159
  Net income                 8,603            2,650           11,253
  Dividends declared         3,305              932            4,237

NOTE 3 - RESTRICTIONS ON CASH AND DUE FROM BANKS

         Sterling's subsidiary banks are required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank, against their deposit liabilities. The average amount of these reserve balances for the years ended December 31, 2000 and 1999 was approximately $13,491,000 and $12,311,000.
Balances maintained at the Federal Reserve Bank are included in cash and due from banks.

NOTE 4 - SECURITIES

         Securities pledged to secure government and other public deposits, trust deposits, short-term borrowings, and other balances as required or permitted by law were carried at $120,837,000 in 2000 and $126,756,000 in 1999.

         The amortized cost and fair values of securities were as follows:

                                                                  GROSS                 GROSS
                                            AMORTIZED           UNREALIZED            UNREALIZED             FAIR
                                               COST               GAINS                 LOSSES              VALUE
                                         ----------------- --------------------- --------------------- -----------------
DECEMBER 31, 2000:
  Available-for-sale:
    U.S. Treasury securities              $  35,835         $         170         $         19          $  35,986
    U.S. Government agencies                 70,711                   581                  304             70,988
    States and political subdivisions       139,343                 2,071                2,350            139,064
    Mortgage-backed securities               73,447                   374                1,009             72,812
    Corporate securities                    100,407                   575                  284            100,698
                                         ----------------- --------------------- --------------------- -----------------
         Subtotal                           419,743                 3,771                3,966            419,548
    Equity securities                        11,702                 4,683                  637             15,748
                                         ----------------- --------------------- --------------------- -----------------
         Total                            $ 431,445         $       8,454         $      4,603          $ 435,296
                                         ================= ===================== ===================== =================

  Held-to-maturity:
    U.S. Government agencies              $     604         $           -         $          5          $     599
    States and political subdivisions        39,151                   786                   21             39,916
    Mortgage-backed securities                  676                    19                    -                695
    Corporate securities                      2,866                     1                   11              2,856
                                         ----------------- --------------------- --------------------- -----------------
         Subtotal                            43,297                   806                   37             44,066
    Equity securities                         7,788                     -                    -              7,788
                                         ----------------- --------------------- --------------------- -----------------
         Total                            $  51,085         $         806         $         37          $  51,854
                                         ================= ===================== ===================== =================

DECEMBER 31, 1999:
  Available-for-sale:
    U.S. Treasury securities              $  37,010         $          29         $        225          $  36,814
    U.S. Government agencies                 59,081                   114                1,469             57,726
    States and political subdivisions       111,969                   513                5,471            107,011
    Mortgage-backed securities               83,149                     6                3,180             79,975
    Corporate securities                     82,346                     5                1,503             80,848
                                         ----------------- --------------------- --------------------- -----------------
         Subtotal                           373,555                   667               11,848            362,374
    Equity securities                         8,504                 2,623                1,303              9,824
                                         ----------------- --------------------- --------------------- -----------------
         Total                            $ 382,059         $       3,290         $     13,151          $ 372,198
                                         ================= ===================== ===================== =================

  Held-to-maturity:
    U.S. Treasury securities              $     501         $           -         $          1          $     500
    U.S. Government agencies                  1,460                     -                   14              1,446
    States and political subdivisions        42,518                   245                  492             42,271
    Mortgage-backed securities                1,033                    23                    4              1,052
    Corporate securities                      4,757                     -                   47              4,710
                                         ----------------- --------------------- --------------------- -----------------
         Subtotal                            50,269                   268                  558             49,979
    Equity securities                         8,160                     -                    -              8,160
                                         ----------------- --------------------- --------------------- -----------------
         Total                            $  58,429         $         268         $        558          $  58,139
                                         ================= ===================== ===================== =================

         Included in held-to-maturity equity securities are Federal Reserve stock, Federal Home Loan Bank of Pittsburgh stock and Atlantic Central Bankers Bank stock.

         The amortized cost and fair value of securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities or call dates because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                 Securities Available-         Securities Held-to-
                                                        For-Sale                    Maturities
                                       --------------------------------- -------------------------------
                                           Amortized           Fair         Amortized          Fair
                                              Cost            Value           Cost            Value
                                       ----------------- --------------- ---------------- --------------
Due in one year or less                 $  48,391         $  48,355       $  4,403         $  4,404
Due after one year through five years     148,739           149,447         12,620           12,799
Due in five years through ten years        48,638            49,116         21,891           22,431
Due after ten years                       100,528            99,818          3,707            3,737
                                       ----------------- --------------- ---------------- --------------
                                          346,296           346,736         42,621           43,371
Mortgage-backed securities                 73,447            72,812            676              695
                                       ----------------- --------------- ---------------- --------------
                                        $ 419,743         $ 419,548       $ 43,297         $ 44,066
                                       ================= =============== ================ ==============

         Proceeds from sales of securities available-for-sale were $21,766,000, $29,360,000 and $10,690,000 for the years ended December 31,
2000, 1999 and 1998. Gross gains of $1,042,000, $1,450,000 and $949,000 were realized on these sales for the years ended December 31, 2000, 1999 and 1998. Gross losses of $351,000 and $235,000 were realized on these sales for the years ended December 31, 2000 and 1999.

NOTE 5 - LOANS

         Loans outstanding at December 31, were as follows:

                                                          2000           1999
                                                      ------------    ----------
Commercial,financial and agricultural                  $  510,818      $456,958
Real Estate - construction                                  9,665         9,127
Real Estate - mortgage                                    155,947       155,894
Consumer                                                  278,127       263,356
Lease financing receivables (net of unearned income)       78,658        73,123
                                                      ------------    ----------
    Total loans (gross)                                $1,033,215      $958,458
                                                      ============    ==========

         Changes in the allowance for loan losses for the years ended December 31, 2000, 1999 and 1998 are as follows:


                                                     2000         1999          1998
                                                 -----------  -----------   -----------
Balance at January 1                              $  11,875    $  11,475     $  11,050
   Provisions for loan losses charged to income         605        1,060         2,016
   Loans charged off                                 (1,181)      (1,149)       (2,082)
   Recoveries of loans previously charged off           417          489           491
                                                 -----------  -----------   -----------
Balance at December 31                            $  11,716    $  11,875     $  11,475
                                                 ===========  ===========   ===========

         Information concerning impaired loans at December 31, 2000 and 1999 are as follows:

                                                  2000         1999
                                               ----------   ---------
Impaired loans with a valuation allowance       $  4,953     $ 2,732
Impaired loans without a valuation allowance          --          --
                                               ----------   ---------
    Total impaired loans                        $  4,953     $ 2,732
                                               ==========   =========
Valuation allowance related to impaired loans   $  1,184     $   131
                                               ==========   =========

                                                  2000         1999        1998
                                               ----------   ---------   ---------
Average investment in impaired loans            $  4,505     $ 3,015      $3,510
Interest income recognized on impaired loans         266         168         146
Interest income recognized on a cash basis on
   impaired loans                                    266         168         146

         Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $276,436,000 and $273,981,000 at December 31, 2000 and 1999.

NOTE 6 - PREMISES AND EQUIPMENT

         Premises and equipment at December 31, 2000 and 1999 is summarized as follows:

                                       2000         1999
                                   ------------ ------------
Land                                $    5,320   $    5,663
Buildings                               23,820       23,256
Leasehold improvements                   2,331        2,128
Equipment, furniture and fixtures       25,681       23,775
                                   ------------ ------------
                                        57,152       54,822
Less: Accumulated depreciation         (27,345)     (24,162)
                                   ------------ ------------
                                    $   29,807   $   30,660
                                   ============ ============

         The subsidiary banks of Sterling leases certain banking facilities under operating leases which expire on various dates through 2022. Renewal options are available on these leases. Minimum future rental payments as of December 31, 2000, under noncancelable real estate leases, are payable as follows:


 Due in 2001                                $    936
 Due in 2002                                     864
 Due in 2003                                     804
 Due in 2004                                     696
 Due in 2005                                     592
 Later Years                                   5,115
                                           ---------
   Total minimum future rental payments     $  9,007
                                           =========

         Total rent expense charged to operations amounted to $961,000, $900,000 and $894,000 for the years ended December 31, 2000, 1999 and 1998.

NOTE 7 - LEASES

         Sterling's net investment in direct financing leases, included in loans receivable, at December 31, 2000 and 1999 consisted of the following:

                                          2000             1999
                                     -------------    -------------
Minimum lease payments receivable     $   91,574       $   84,935
Lease origination costs                      541              490
Unearned income                          (13,457)         (12,302)
                                     -------------    -------------
                                      $   78,658       $   73,123
                                     =============    =============

         The allowance for uncollectible lease payments, included in the allowance for loan losses, was $767,000 and $737,000 at December 31, 2000 and 1999.

         Included in other assets are investments in property on operating lease and property held for lease. A breakdown of this property by major classes as of December 31, 2000 and 1999 is as follows:

                                         2000            1999
                                     ------------    ------------
Automobiles                           $  27,103       $  24,497
Heavy trucks, trailers and buses         16,878          15,984
Trucks, light and medium duty            37,409          31,335
Other                                    20,873          16,536
                                     ------------    ------------
                                        102,263          88,352
Less:  Accumulated depreciation         (47,969)        (40,713)
                                     ------------    ------------
                                      $  54,294       $  47,639
                                     ============    ============

         Minimum future rentals on noncancelable finance and operating leases as of December 31, 2000 are as follows:

                                    Finance        Operating
                                  ------------    -----------
Due in 2001                        $   32,181      $  22,226
Due in 2002                            24,260          9,545
Due in 2003                            17,295          4,088
Due in 2004                            13,545          1,787
Due in 2005                             4,171            993
Thereafter                                122             80
                                  ------------    -----------
  Total minimum future rentals     $   91,574      $  38,719
                                  ============    ===========

NOTE 8 - DEPOSITS

         The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2000 and 1999 was $95,402,000 and $69,538,000.

         At December 31, 2000, the scheduled maturities of time deposits are as follows:

Due in 2001             $  393,437
Due in 2002                187,020
Due in 2003                 63,048
Due in 2004                 10,461
Due in 2005                 11,373
Thereafter                  11,381
                       ------------
                        $  676,720
                       ============

NOTE 9 - SHORT-TERM BORROWINGS

         Short-term borrowings and weighted average interest rates consist of the following at December 31, 2000 and 1999:

                                                      2000                  1999
                                             --------------------- ----------------------
                                               AMOUNT       RATE     AMOUNT        RATE
                                             ----------  --------- -----------  ---------
Federal funds purchased                       $     -       0.00%   $   300        6.00%
Securities sold under repurchase agreements     8,676       5.67%    13,572        4.57%
Interest-bearing demand notes issued
   to the U.S. Treasury                         5,980       5.74%     6,500        4.74%
Lines of credit                                11,000       7.10%    20,000        6.48%
                                             -----------           -----------
Total                                         $25,656               $40,372
                                             ===========           ===========

         The securities sold under repurchase agreements represent collateral to the lending party and are primarily U.S. Treasury and agency securities. These securities are maintained under Sterling's control.

NOTE 10 - LONG-TERM DEBT

         Long-term debt consisted of the following at December 31, 2000 and 1999:

                                                                                   2000        1999
                                                                               -----------  ----------
FHLB redeemable advances, 5.06% - 7.52%, due 2000 - 2014, with a weighted average interest rate of 6.03% and 5.54% at
  December 31, 2000 and 1999.                                                   $ 65,669     $45,619
FHLB nonredeemable advances, 3.00% - 7.45%, due 2000 - 2011, with a weighted average interest rate of 6.37% and 6.13% at
  December 31, 2000 and 1999.                                                     25,400      11,306
Notes payable to five financial institutions, generally with an original maturity of 36 months. Interest rates on the notes range from 5.39%
  to 8.00%, with a weighted average interest rate of 6.70% and 8.33%
  at December 31, 2000 and 1999. The notes mature through 2004.                   22,781      28,700
                                                                               -----------  ----------
                                                                                $113,850     $85,625
                                                                               ===========  ==========

                                      62

         The contractual maturities of long-term debt as of December 31, 2000 are shown below. Actual maturities may differ from contractual maturities due to the convertible features of the FHLB advances, which may be prepaid by Sterling, in the event the FHLB converts them to adjustable rate.

Due in 2001             $  15,218
Due in 2002                24,379
Due in 2003                 8,947
Due in 2004                    14
Due in 2005                    14
Thereafter                 65,278
                       -----------
                        $ 113,850
                       ===========

         Under the terms of the notes payable to financial institutions, Sterling is required to meet certain conditions, including specific financial ratios, as measured on a periodic basis. Sterling was in compliance with these covenants during the periods presented. As of December 31, 2000, Sterling has additional funding commitments from these financial institutions totaling $22,720,000.

NOTE 11 - INCOME TAXES

         The allocation of income taxes between current and deferred is as follows for the years ended December 31, 2000, 1999 and 1998:

                  2000             1999             1998
            ----------------- ---------------  ---------------
Current      $  4,695          $ 4,988          $ 4,808
Deferred          256            1,269              862

            ----------------- ---------------  ---------------
   Total     $  4,951          $ 6,257          $ 5,670
            ================= ===============  ===============

         The effective income tax rates for financial reporting purposes are less than the federal statutory rate of 35% for the years ended December 31, 2000, 1999 and 1998 for reasons shown as follows:

                                                   2000             1999            1998
                                              --------------   -------------   --------------
Pretax income                                         35.0%           35.0%            35.0%

Increase (decrease) resulting from:
   Tax-exempt interest income                        (15.6%)         (11.4%)          (10.5%)
   Disallowed interest                                 2.2%            1.4%             1.3%
   Disallowed merger costs                             1.8%            0.4%             0.0%
   Low-income housing credits                         (1.0%)          (0.9%)           (1.0%)
   State tax, net of federal tax benefit               0.8%            0.7%             0.8%
   Other, net                                         (0.2%)           0.6%            (0.1%)

                                              --------------   -------------   --------------
Effective tax rates                                   23.0%           25.8%            25.5%
                                              ==============   =============   ==============

         The income tax provision includes $242,000, $421,000 and $323,000 of income taxes relating to realized securities gains for the years ended December 31, 2000, 1999 and 1998.

         The significant components of Sterling's deferred tax assets and liabilities as of December 31, 2000 and 1999 are as follows:

                                                              2000          1999
                                                         -----------   -------------
Deferred tax assets
    Allowance for loan losses                             $ 3,853       $   3,859
    Employee benefit plans                                    447             317
    Accrued directors fees                                    568             544
    State net operating loss carryforwards                    333             397
    Unrealized loss on securities available-for-sale          -             3,394
    Restructuring charge reserve                              439             -
    Other                                                     157             153
                                                         -----------   -------------
                                                            5,797           8,664
                                                         -----------   -------------

Deferred tax liabilities
    Leasing                                               (10,464)         (9,881)
    Premises and equipment                                    (85)           (273)
    Deferred loan fees                                       (462)            (25)
    Securities accretion and mark-to-market                  (332)           (379)
    Unrealized gain on securities available for sale       (1,349)            -
    Other                                                     (53)            (55)
                                                         -----------   -------------
                                                          (12,745)        (10,613)
                                                         -----------   -------------
    Net deferred tax liablitity                           $(6,948)      $  (1,949)
                                                         ===========   =============

         A subsidiary of Sterling has generated net operating loss carryforwards in numerous states, the most significant of which totals $3,900,000 and expires through the year 2010.

NOTE 12 - COMMITMENTS AND CONTINGENT LIABILITIES

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

         Sterling's exposure to credit loss is represented by the contractual amount of these commitments. Sterling follows the same credit policies in making commitments as it does for on-balance sheet instruments.

         At December 31, 2000 and 1999, the following instruments were outstanding whose contract amounts represent credit risk.

                                                 2000                1999
                                            ----------------    ----------------
         Standby letters of credit                 $ 49,309            $ 23,935
         Commitments to extend credit               231,516             227,121

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

         Standby letters-of-credit are conditional commitments issued by Sterling to guarantee the performance of a customer to a third party. Those letters-of-credit are primarily issued to support public and private borrowing arrangements. Essentially all letters-of-credit issued have expiration dates within one year. The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers. Sterling generally holds collateral supporting those commitments if deemed necessary.

         From time to time, Sterling and its subsidiaries may be named as defendants in legal proceedings that arise during the normal course of business. While any litigation has an element of uncertainty, management is of the opinion that the liability, if any, resulting from these actions will not have a material effect on the consolidated financial condition or results of operations of Sterling.

NOTE 13 - STOCKHOLDERS' EQUITY AND REGULATORY MATTERS

         Sterling maintains a dividend reinvestment and stock purchase plan. Under the Plan, shareholders may purchase additional shares of Sterling's common stock at the prevailing market prices with reinvested dividends and voluntary cash payments. Sterling has reserved 1,378,125 shares of the corporation's common stock to be issued under the dividend reinvestment and stock purchase plan. As of December 31, 2000, 1,085,595 shares were available to be issued under the plan.

         Sterling also maintains a directors' stock compensation plan (Directors' Plan). Under the Directors' Plan, each non-employee director is entitled to receive 250 shares of Sterling's common stock each July 1. Sterling has reserved 31,500 shares of the corporation's common stock to be issued under the director's stock compensation plan. As of December 31, 2000, 20,900 shares were available to be issued under the plan.

         Sterling (on a consolidated basis) and its banking subsidiaries are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Sterling's and the banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Sterling and its banking subsidiaries must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and reclassifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

         Quantitative measures established by regulation to ensure capital adequacy require Sterling and its banking subsidiaries to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined) to average assets (as defined in the Regulations). Management believes, as of December 31, 2000 and 1999, that Sterling and the banks met all minimum capital adequacy requirements to which they are subject.

         As of December 31, 2000, the most recent notification from the Federal Deposit Insurance Corporation categorized the banks as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," institutions must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the banks' category. Sterling's and the banks' actual capital amounts and ratios as of December 31, 2000 and 1999 are also presented in the table.

                                                                                                     Minimum To Be Well
                                                                                                     Capitalized Under
                                                                          Minimum Captial            Prompt Corrective
                                                   Actual                   Requirement              Action Provisions
                                         -------------------------- ---------------------------- -------------------------
                                            Amount         Ratio       Amount           Ratio        Amount        Ratio
                                         ----------- -------------- ------------- -------------- ------------- -----------
DECEMBER 31, 2000
Total capital to risk weighted assets
    Sterling (consolidated)               $ 148,361          11.5%   $   103,099           8.0%   $    n/a            n/a
    Bank of Lancaster County, N.A.           91,608          10.4%        70,791           8.0%      88,489         10.0%
    Bank of Hanover and Trust Company        35,334          10.1%        27,885           8.0%      34,856         10.0%
    First National Bank of North East         8,655          13.2%         5,240           8.0%       6,550         10.0%
Tier 1 capital to risk weighted assets
    Sterling (consolidated)                 135,086          10.5%        51,549           4.0%        n/a            n/a
    Bank of Lancaster County, N.A.           82,915           9.4%        35,395           4.0%      53,093          6.0%
    Bank of Hanover and Trust Company        31,289           9.0%        13,943           4.0%      20,914          6.0%
    First National Bank of North East         8,153          12.4%         2,620           4.0%       3,930          6.0%
Tier 1 capital to average assets
    Sterling (consolidated)                 135,086           7.4%        72,852           4.0%        n/a            n/a
    Bank of Lancaster County, N.A.           82,915           8.0%        41,590           4.0%      51,988          5.0%
    Bank of Hanover and Trust Company        31,289           5.8%        21,673           4.0%      27,091          5.0%
    First National Bank of North East         8,153           8.8%         3,718           4.0%       4,648          5.0%

DECEMBER 31, 1999
Total capital to risked weighted assets
    Sterling (consolidated)               $ 138,404          11.6%   $    95,273           8.0%   $    n/a            n/a
    Bank of Lancaster County, N.A.           86,276          10.5%        65,882           8.0%      82,353         10.0%
    Bank of Hanover and Trust Company        33,978          10.9%        24,897           8.0%      31,121         10.0%
    First National Bank of North East         8,481          14.5%         4,677           8.0%       5,846         10.0%
Tier 1 capital to risked weighted assets
    Sterling (consolidated)                 126,527          10.6%        47,636           4.0%        n/a            n/a
    Bank of Lancaster County, N.A.           78,537           9.5%        32,941           4.0%      49,412          6.0%
    Bank of Hanover and Trust Company        30,256           9.7%        12,448           4.0%      18,672          6.0%
    First National Bank of North East         8,046          13.8%         2,338           4.0%       3,507          6.0%
Tier 1 capital to average assets
    Sterling (consolidated)                 126,527           7.7%        66,113           4.0%        n/a            n/a
    Bank of Lancaster County, N.A.           78,537           8.1%        38,773           4.0%      48,466          5.0%
    Bank of Hanover and Trust Company        30,256           6.0%        20,064           4.0%      25,080          5.0%
    First National Bank of North East         8,046           9.2%         3,491           4.0%       4,364          5.0%

NOTE 14- MERGER RELATED COSTS

         During the third quarter of 2000, Sterling completed its merger with Hanover Bancorp, Inc. and incurred $2,898,000 of merger related and restructuring charges. The direct costs that resulted from the merger totaled $1,426,000, and consisted primarily of legal, accounting, investment advising fees, as well as regulatory filing fees and other miscellaneous expenses. In addition, Sterling incurred restructuring costs totaling $1,472,000, which primarily consists of severance and related benefit, professional fees, termination fees related to non-cancelable service contracts and asset write-offs related to conversion of the banking subsidiaries into a common core processing system. The conversion to the new core processing system and resulting reduction in the workforce is expected to result in an estimated net annual savings of approximately $1.5 million, of which approximately 33% will be realized in 2001 and 100% will be realized in years 2002 and beyond.


         The following summarizes the restructuring expenses charged to operations during 2000, and the remaining restructuring accrual balance at December 31, 2000. The remaining unpaid expenses will be paid throughout 2001-2002.


                               Initial Expense     Remaining Accrual
                              ------------------   -----------------
Employee termination           $       718           $       682
Asset disposal/write-downs             334                     -
Noncancelable contracts                312                   312
Professional fees                       88                    30
Other                                   20                    20
                              ------------------   -----------------
                               $     1,472           $     1,044
                              ==================   =================

         Merger related costs during 1999 totaled $423,000 and was a direct result of Sterling's acquisition of Northeast, completed in June 1999. These merger expenses consisted entirely of attorney, accountant, investment advisory and application fees.

NOTE 15 - EMPLOYEE BENEFIT PLANS

         Sterling's subsidiaries maintain various employee benefits plans for its employees.

         A qualified non-contributory pension plan covers substantially all employees of the Bank of Lancaster County with one year of service, who work at least 1,000 hours per year, and are at least 21 years of age. The pension plan specifies fixed benefits based on years of service and qualifying compensation during the final years of employment. At December 31, 2000, plan assets include money market funds, U.S. Government agency, corporate, and equity securities.

         In December 2000, Bank of Lancaster County's board of directors approved a resolution that will terminate the qualified non-contributory plan in 2001, including the freezing of benefits effective February 28, 2001. All excess funds that remain after satisfaction of all liabilities of the plan will be provided to eligible active participants to provide additional retirement income benefits. As a result of the board's action, Sterling expects to record a settlement loss in 2001, which will result in net expense of approximately $350,000. As a result of the plan termination, the discount rate used in calculating the projected benefit obligation was lowered from 7.00% in 1999 to 5.50% in 2000, to more closely match the short-term nature of the settlement. The settlement will include lump-sum payments and the purchase of annuity contracts that will benefit the participants.

         The Bank of Hanover's qualified non-contributory pension plan was curtailed in January 1996, and the plan was administered in frozen status until the termination date of July 1998, at which time all benefit obligations were settled through the distribution of plan assets. As a result of Hanover's plan termination in 1998, a settlement loss of $261,000 was incurred. The settlement and termination of the plan was accounted for in accordance with FASB Statement No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.

         The Bank of Lancaster County also sponsors a retirement restoration plan for any officer whose compensation exceeds $170,000. The plan was designed to "restore" the level of benefits that is lost to these employees under the qualified retirement plans because of Internal Revenue Code restrictions. The plan allows for the calculation of benefits on the officers' salaries in excess of $170,000.

         The Bank of Lancaster County sponsors a qualified postretirement benefit plan that provides certain health care insurance benefits for retired employees who have attained the age of 60 and have completed 10 years of full-time or limited benefits employment.

         The change in benefit obligation and the change in fair value of plan assets related to the qualified pension plans, nonqualified pension and other postretirement benefits for each of the years in the two-year period ended December 31, 2000, follows.

                                                                                                              OTHER
                                                    QUALIFIED PENSION          NONQUALIFIED PENSION  POSTRETIREMENT BENEFITS
                                            ------------------------------ ------------------------- ------------------------
                                                  2000            1999          2000         1999        2000        1999
                                            -------------- --------------- ------------- ----------- ---------- -------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year      $  10,895         $ 10,864     $   276         $ 244     $  1,164     $ 1,180
Service cost                                       667              683          15            14           65          61
Interest cost                                      753              698          19            16           80          75
Benefit payments                                  (359)            (495)         --            --          (57)        (38)
Actuarial (gains) losses                           623             (855)         (1)            2          (26)       (114)
Change in discount rate                          4,142               --
                                            -------------- --------------- ------------- ----------- ---------- -------------
Benefit obligation at end of year               16,721           10,895         309           276        1,226       1,164
                                            -------------- --------------- ------------- ----------- ---------- -------------

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning
   of year                                      12,668           11,150          --            --                       --
Return on plan assets                            1,103            1,287          --            --                       --
Employer contributions                             477              726          --            --           57          38
Benefit payments                                  (359)            (495)         --            --          (57)        (38)
                                            -------------- --------------- ------------- ----------- ---------- -------------
Fair value of plan assets at end of year        13,889           12,668          --            --           --          --
                                            -------------- --------------- ------------- ----------- ---------- -------------

RECONCILIATION OF FUNDED STATUS
Funded status of plans                          (2,832)           1,773        (309)         (276)      (1,226)     (1,164)
Unrecognized net transition obligation                               --                        --          615         667
Unrecognized prior service costs                   (85)             (94)         87           107         (174)       (193)
Unrecognized net (gains) losses                  3,229           (1,594)         (7)           (6)        (541)       (547)

                                            -------------- --------------- ------------- ----------- ---------- -------------
PREPAID (ACCRUED) BENEFIT EXPENSE            $     312         $     85     $  (229)        $(175)    $ (1,326)    $(1,237)
                                            ============== =============== ============= =========== ========== =============

ASSUMPTIONS
Discount rate                                     5.50%            7.00%       7.00%         7.00%        7.00%       7.00%
Expected return on plan assets                    9.00%            9.00%       9.00%         9.00%           --          --
Weighted average rate of increase in
   future compensation levels                     4.50%            4.50%       4.50%         4.50%           --          --

         The components of the retirement benefits cost for each of the years in the three-year period ended December 31, 2000, are presented below.

                                                       QUALIFIED PENSION                         NONQUALIFIED PENSION
                                          --------------------------------------------- -----------------------------------
                                                    YEARS ENDED DECEMBER 31,                   YEARS ENDED DECEMBER 31,
                                          --------------------------------------------- -----------------------------------
                                               2000            1999           1998          2000        1999        1998
                                          ------------- -------------- ---------------- ---------- -------------- ---------
RETIREMENT BENEFIT COSTS
Service cost                               $   667         $   683         $ 639         $  15        $  14        $  13
Interest cost                                  753             698           745            19           16           15
Return on plan assets                       (1,103)         (1,287)         (964)           --           --           --
Amortization of transition gains                --             (69)         (105)           --           --           --
Amortization of prior service cost              (8)             (8)           (9)           20           20           20
Actuarial gains (losses)                       (58)            294           (44)                        --           --
Special and/or contractual termination
  benefits                                      --              --           261                         --           --
                                          ------------- -------------- ---------------- ---------- -------------- ---------
  Net retirement benefits cost             $   251         $   311         $ 523         $  54        $  50        $  48
                                          ============= ============== ================ ========== ============== =========


                                                 OTHER POSTRETIREMENT BENEFITS
                                          ---------------------------------------------
                                                    YEARS ENDED DECEMBER 31,
                                          ---------------------------------------------
                                               2000            1999           1998
                                          ------------- ---------------- --------------
RETIREMENT BENEFIT COSTS
Service cost                               $    65         $    61         $  70
Interest cost                                   80              75            84
Amortization of transition losses               51              51            51
Amortization of unrecognized prior
  service cost                                 (19)            (19)          (19)
Actuarial losses                               (31)            (24)          (16)
                                          ------------- ---------------- --------------
  Net retirement benefits cost             $   146         $   144         $ 170
                                          ============= ================ ==============

         Health care cost trend rates assumed with respect to other postretirement benefits in measuring the accumulated postretirement benefit were 5.5% in 2000, decreasing by .5% per year to an ultimate rate of 4.5% in 2002 and later. The health care cost trend rate assumption has a significant effect on the amounts reported. The following table reflects the effect of a 1% point increase and a 1% point decrease in the health care cost trend rates:

                                                               1% Point         1% Point
                                                               Increase         Decrease
                                                            -------------    --------------
Effect on total of service and interest cost components             $ 30              $ 24
Effect on postretirement benefit obligation                          211               169

         Sterling's subsidiaries also sponsor three defined contribution plans. Bank of Lancaster County maintains an Employee Stock Plan with 401(k) provisions. All employees of the bank, who have attained the age of 18, have completed one year of service and worked at least 1,000 hours are eligible to participate in the plan. Employees of Town & Country, a wholly owned subsidiary of the Bank of Lancaster County, only participate in the salary deferral portion of the plan. Under the salary deferral feature, the plan provides a matching employer contribution equal to 25% of the employee's contribution. While employees can contribute up to 10% of their compensation, Bank of Lancaster County's match is limited to 1.5% of an employee's compensation. Under the performance incentive feature of the plan, additional contributions are made to participant accounts each plan year for an amount determined by the Board of Directors based on achieving certain performance objectives. Matching contributions and the performance incentive feature are paid entirely in Sterling common stock. Total expense, including the incentive portion of the plan, totaled $431,000, $427,000, and $393,000 for the years ended December 31, 2000, 1999 and 1998.

         Bank of Hanover maintains a defined contribution 401(k) plan to all employees who have attained the age of 21, completed one year of service and worked at least 1,000 hours. Under the salary deferral portion of the plan, matching employer contributions are made equal to 50% of the employee's contribution. While employees can contribute up to 15% of their compensation, Hanover's match is limited to 4% of an employee's compensation. Additionally, Hanover makes discretionary contribution to the plan as determined annually by the Board of Directors. Total expense, including discretionary contributions, related to Bank of Hanover's 401(k) totaled $217,000, $216,000 and $212,000 in 2000, 1999 and 1998.

         First National maintains an Employee Stock Ownership plan with 401(k) provisions (KSOP). All employees of First National, who have attained the age of 18, have completed one year of service and worked at least 1,000 hours are eligible to participate in the plan. Under the salary deferral portion of the plan, the plan provides a matching employer contribution equal to 50% of the employee's contribution. While employees can contribute up to 15% of their compensation, First National's match is limited to 6% of an employee's compensation. Additionally, First National makes discretionary contributions to the plan as determined annually by the Board of Directors. Total expense, including the discretionary contribution, related to First National's KSOP totaled $85,000, $78,000 and $82,000 for the years ended December 31, 2000, 1999 and 1998.

         The number of shares owned at December 31, 2000 by Bank of Lancaster County's Employees Stock Plan, Bank of Hanover's 401(k) plan, and First National Bank of North East's KSOP plan total 828,006 shares, with an approximate market value of $12,420,000. Dividends received totaling $588,000 during 2000 were reinvested in additional shares of Sterling common stock.

NOTE 16 - STOCK COMPENSATION

         Sterling has an omnibus stock incentive plan under which incentive and nonqualified stock options, stock appreciation rights, or restricted stock may be issued. To date, only incentive and nonqualified stock options have been issued under the plan. The options are granted periodically to key employees at a price not less than the fair value of the shares at the date of grant, and have a term of ten years. As of December 31, 2000, Sterling had approximately 324,000 shares of common stock reserved for issuance under the stock incentive plans.

         Sterling applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its employee stock options. Accordingly, no compensation cost has been recognized. Sterling has adopted the provisions of FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25 on a prospective basis beginning July 1, 2000. This Interpretation provided clarification on stock option repricings, modifications to extend the term, modifications to accelerate vesting, and other matters. Sterling has been impacted by the Interpretation on the stock options previously issued by Hanover Bancorp, Inc. which all became fully vested at the completion of the merger. The impact of this accelerated vesting was not material to Sterling's earnings or stockholders' equity.

         If compensation expense for Sterling's stock incentive plans had been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by FASB Statement No. 123, Accounting for Stock Based Compensation, net income and earnings per share would have been adjusted to the proforma amounts indicated below:

                                   2000         1999        1998
                              ------------ ----------- -----------
Net income:
    As reported                $16,597      $17,985     $16,594
    Proforma                    15,763       17,492      16,386

Basic earnings per share:
    As reported                $  1.32      $  1.43     $  1.32
    Proforma                      1.26         1.39        1.30

Diluted earnings per share:
    As reported                $  1.32      $  1.43     $  1.31
    Proforma                      1.26         1.39        1.30

         The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                         2000                1999                 1998
                                   ------------------  ------------------  -------------------
    Dividend yield                             4.45%               2.62%                 2.16%
    Risk-free interest rate                    5.56%               6.44%                 4.67%
    Expected life                                10                  10                    10
    Expected volatility                        38.1%               23.3%                 22.9%

         A summary of the status of Sterling's stock option plans for the years ended December 31, 2000, 1999 and 1998 is presented below:

                                           2000                        1999                         1998
                               ----------------------------   --------------------------  -------------------------
                                                  WEIGHTED                     Weighted                    Weighted
                                                  AVERAGE                       Average                    Average
                                                  EXERCISE                     Exercise                    Exercise
                                  SHARES           PRICE        Shares           Price         Shares       Price
                               ------------ ---------------   ------------ -------------  -------------- ----------
Outstanding at January 1        331,184          $24.06        226,212       $23.04        180,120          $18.45
    Granted                      23,405           15.83        111,473        25.74         95,174           29.32
    Excercised                      -               -           (3,783)       15.21        (17,963)          16.33
    Forfeited                   (27,308)          18.83         (2,718)       20.71        (31,119)          19.51
                               -----------                    -----------                 ------------
Outstanding at December 31      327,281          $23.91        331,184       $24.06        226,212          $23.05
                               ===========                    ===========                 ============

Options excercisable at
    December 31                 235,883          $22.38        111,418       $21.33         63,925          $17.59

Weighted average fair
    value of options granted
    during period                                $ 4.54                      $ 9.72                         $ 9.02

         Information pertaining to options outstanding at December 31, 2000 is as follows:

                                           Options Outstanding                                  Options Excercisable
                           ------------------------------------------------- ----------------------------------------------
                                                              Weighted                                       Weighted
                                              Weighted         Average                        Weighted        Average
                                              Average         Remaining                       Average        Remaining
        Range of              Number          Excerise       Contractual        Number        Excerise      Contractual
     Exercise Prices       Outstanding         Price       Life (in Years)   Outstanding       Price      Life (in Years)
-------------------------- ------------- -------------- -------------------- ------------ ------------ --------------------
     $14.92 - $15.75           42,524     $  15.40               6.6             27,024    $  15.19            4.9
     $16.00 - $22.14          139,112        18.99               7.3            139,112       18.99            7.3
     $29.00 - $33.80          145,645        31.10               8.6             69,747       31.92            8.4

                           -----------                                       -------------
                              327,281     $  23.91               7.8            235,883    $  22.38            7.4
                           ===========                                       =============

NOTE 17 - RELATED PARTY TRANSACTIONS

         Certain directors and officers of Sterling Financial Corporation and its subsidiaries, their immediate families and companies in which they are principal owners (more than 10%), were indebted to the subsidiary banks during 2000 and 1999. All loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, in the opinion of the management of the banks, do not involve more than a normal risk of collectibility or present other unfavorable features. Total loans to these persons at December 31, 2000 and 1999 amounted to $8,188,000 and $12,135,000. During 2000, $1,452,000 of
new loans were made and repayments totaled $5,399,000.

NOTE 18 - RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES

         Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made to Sterling by its subsidiary banks. The amount of dividends that may be paid from the subsidiary banks to Sterling totals $38,794,000 at December 31, 2000. However, dividends paid by the subsidiary banks would be prohibited if the effect thereof would cause the banks' capital to be reduced below applicable minimum capital requirements.

         Under current Federal Reserve regulations, the subsidiary banks are limited to the amounts they may loan to their affiliates, including Sterling. Loans to a single affiliate may not exceed 10%, and the aggregate of loans to all affiliates may not exceed 20% of each bank subsidiaries' capital and surplus (as defined by regulation). At December 31, 2000, the maximum amount available for loans to Sterling totaled $13,583,000.

NOTE 19 - FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for Sterling's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. FASB Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of Sterling.

         The following methods and assumptions were used by Sterling in estimating fair value disclosures for financial instruments.

         Cash and cash equivalents: The carrying amounts of cash, due from banks and federal funds sold approximate fair value.

         Interest-bearing deposits in banks and short-term investments: The carrying amounts of interest-bearing deposits and short-term investments maturing within ninety days approximate their fair values. Fair values of other interest-bearing deposits and short-term investments are estimated using discounted cash flows analyses based on current rates for similar type instruments.

         Securities: Fair values for securities, excluding restricted equity securities, are based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The carrying value of restricted stock approximates fair value based on the redemption provisions of the security.

         Mortgage loans held for sale: Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices.

         Loans receivable: Fair values for loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Lease contracts are specifically exempt from fair value reporting and are not included in this table.

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

         Long-term debt: The fair values of Sterling's long-term debt are estimated using discounted cash flow analyses based on current incremental borrowings rates for similar types of borrowing arrangements.

         Accrued interest: The carrying amounts of accrued interest approximate fair value.

         Off-balance sheet instruments: Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The fair values of off-balance sheet instruments are not significant at December 31, 2000 and 1999.

         The estimated fair values and related carrying or notional amounts of Sterling's financial instruments at December 31, 2000 and 1999 are as follows:

                                                          2000                                    1999
                                         -------------------------------------    -----------------------------------
                                           CARRYING AMOUNT       FAIR VALUE        CARRYING AMOUNT       FAIR VALUE
                                         --------------------- ---------------    ------------------ ----------------
Financial Assets:
  Cash and cash equivalents               $  103,567            $  103,567         $  71,679          $   71,679
  Interest-bearing deposits in banks             516                   516             3,050               3,050
  Short-term investments                         603                   603                29                  29
  Mortgage loans held for sale                 1,978                 1,978             1,120               1,120
  Securities held-to-maturity                 51,085                51,854            58,429              58,139
  Securities available-for-sale              435,296               435,296           372,198             372,198
  Loans                                      943,608               950,146           872,970             871,659
  Accrued interest receivable                 11,987                11,987            10,313              10,313

Financial Liabilities:
  Deposits                                 1,420,300             1,424,268         1,288,814           1,286,272
  Short-term borrowings                       25,656                25,656            40,372              40,372
  Long-term debt                             113,850               118,141            85,625              84,132
  Accrued interest payable                    10,080                10,080             7,086               7,086

NOTE 20 - CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

         Financial information pertaining only to Sterling Financial Corporation is as follows:

                                                                     DECEMBER 31,
                                                              --------------------------
BALANCE SHEETS                                                    2000          1999
                                                              ------------  ------------
Assets
  Cash                                                         $   1,715     $   1,634
  Securities available-for-sale                                    1,389           833
  Investments in:
    Bank subsidiaries                                            126,189       113,112
    Nonbank subsidiaries                                          11,200         8,337
  Other assets                                                       262           289
                                                              ------------  ------------
    Total assets                                               $ 140,755     $ 124,205
                                                              ============  ============

Liabilities                                                    $   1,408     $   1,445
Stockholders' equity                                              13,947       122,760
                                                              ------------  ------------
    Total liabilities and stockholders' equity                 $ 140,755     $ 124,205
                                                              ============  ============

                                                                      YEARS ENDED DECEMBER 31,
                                                              ----------------------------------------
STATEMENTS OF INCOME                                              2000          1999          1998
                                                              ------------  ------------  ------------
Income
  Dividends from banking subsidiaries                          $  12,489     $  10,419     $ 11,949
  Dividends from nonbanking subsidiaries                             155            --           --
  Dividends on securities available for sale                          35           108           83
  Gain on securities available for sale                                8           126          725
  Other                                                                7             3            4
                                                              ------------  ------------  ------------
    Total income                                                  12,694        10,656       12,761

Operating expenses                                                 1,851           636          350
Income before income taxes and equity in undistributed
                                                              ------------  ------------  ------------
  net income of subsidiaries                                      10,843        10,020       12,411
Income tax expense (benefit)                                        (252)         (112)         177
                                                              ------------  ------------  ------------
                                                                  11,095        10,132       12,234
Equity in undistributed net income of
  Banking subsidiaries                                             5,335         7,643        4,359
  Other subsidiaries                                                 137           210            1
                                                              ------------  ------------  ------------
Net Income                                                     $  16,567     $  17,985     $ 16,594
                                                              ============  ============  ============

                                                                        YEARS ENDED DECEMBER 31
                                                                 -------------------------------------
STATEMENTS OF CASH FLOWS                                             2000          1999         1998
                                                                 ---------- ------------- ------------
Cash flows from operating activities
  Net Income                                                      $  16,567     $ 17,985     $16,594
    Adjustments to reconcile net income to net
      cash provided by operating activities
        Equity in undistributed net income of subsidiaries           (5,472)      (7,853)     (4,360)
        Gain on sale of securities available-for-sale                    (8)        (126)       (725)
        (Increase) decrease in other assets                              28         (211)          7
        Decrease in other liabilities                                  (351)        (328)       (340)
                                                                 ---------- ------------- ------------
            Net cash provided by operating activities                10,764        9,467      11,176
                                                                 ---------- ------------- ------------
Cash flows from investing activities
  Purchase of securities available-for-sale                            (620)      (3,040)         --
  Proceeds from sales and maturities of securities
   available-for-sale                                                   180        1,506       1,473
  Investment in nonbanking subsidiary                                (1,567)        (650)     (5,739)
                                                                 ---------- ------------- ------------
            Net cash used in investing activities                    (2,007)      (2,184)     (4,266)
                                                                 ---------- ------------- ------------
Cash flows from financing activities
  Proceeds from issuance of common stock                                 16          147         563
  Cash dividends                                                     (8,736)      (7,828)     (7,167)
  Cash paid in lieu of fractional shares                                 (8)         (32)        (49)
  Purchase of treasury stock                                             --       (1,067)     (2,492)
  Proceeds from issuance of treasury stock                               52        1,096       1,774
                                                                 ---------- ------------- ------------
           Net cash used in financing activities                     (8,676)      (7,684)     (7,371)
                                                                 -------------------------------------
Increase (decrease) in cash                                              81         (401)       (461)
Cash
  Beginning of year                                                   1,634        2,035       2,496
                                                                 ---------- ------------- ------------
  End of year                                                     $   1,715     $  1,634     $ 2,035
                                                                 ========== ============= ============

NOTE 21 - SEGMENT REPORTING

         Sterling has two reportable segments: 1) community banking and related services, and 2) leasing operations. The community-banking segment provides financial services to consumers, businesses, and governmental units in south central Pennsylvania and northeastern Maryland. These services include providing various types of loans to customers, wealth management services, accepting deposits, and other typical banking services. The leasing segment provides vehicle and equipment financing alternatives to businesses primarily located in south central Pennsylvania and northeastern Maryland, although assets are located throughout the United States.

         Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                        Community
                                       Banking and
                                         Related                        Intersegment        Consolidated
                                        Services          Leasing       Eliminations           Totals
                                     ----------------  -------------- ------------------  ----------------
YEAR ENDED DECEMBER 31, 2000
    Interest income                   $ 111,616         $ 6,755        $   (5,052)         $  113,319
    Interest expense                     55,922           7,631            (5,052)             58,501
    Provision for loan losses               485             120               -                   605
    Noninterest income                   14,762          22,746               -                37,508
    Noninterest expense                  49,926          20,277               -                70,203
    Pre-tax income                       20,045           1,473               -                21,518
    Income tax expense                    4,334             617               -                 4,951
    Net income                           15,711             856               -                16,567

    Assets                            1,674,199         135,858           (83,919)      #   1,726,138

YEAR ENDED DECEMBER 31, 1999
    Interest income                   $  99,784         $ 6,066        $   (4,224)         $  101,626
    Interest expense                     45,256           6,372            (4,224)             47,404
    Provision for loan losses               970              90               -                 1,060
    Noninterest income                   14,606          18,933               -                33,539
    Noninterest expense                  45,238          17,221               -                62,459
    Pre-tax income                       22,926           1,316               -                24,242
    Income tax expense                    5,666             591               -                 6,257
    Net income                           17,260             725               -                17,985

    Assets                            1,491,543         123,190           (58,410)          1,556,323

YEAR ENDED DECEMBER 31, 1998
    Interest income                   $  95,743         $ 5,237        $   (3,926)         $   97,054
    Interest expense                     44,333           5,531            (3,926)             45,938
    Provision for loan losses             1,956              60               -                 2,016
    Noninterest income                   15,565          16,385              (252)             31,698
    Noninterest expense                  43,637          15,149              (252)             58,534
    Pre-tax income                       21,382             882               -                22,264
    Income tax expense                    5,274             396               -                 5,670
    Net income                           16,108             486               -                16,594

    Assets                            1,421,465         102,382           (57,742)          1,466,105


         The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

         Sterling's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment appeals to different markets and, accordingly, requires different technology and marketing strategies. Sterling's chief operating decision maker utilizes interest income, interest expense, noninterest income, noninterest expense and the provision for income taxes in making decisions and determining resources to be allocated to the segments.

         Sterling does not have operating segments other than those reported above. Parent company and treasury function income is included in the community-banking segment, as the majority of effort of these functions is related to this segment.

         Sterling does not have a single external customer from whom it derives 10% or more of its revenue.

NOTE 22 - QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999.

                                                                       Three Months Ended
                                                 -------------------------------------------------------------
                                                  December 31      September 30       June 30      March 31
                                                 -------------------------------------------------------------
2000
    Interest and dividend income                  $  29,738         $  28,910       $  27,837     $  26,834
    Interest expense                                 16,120            15,280          14,064        13,037
    Provision for loan losses                           158               158             139           150
    Securities gains                                     34               134             263           260
    Noninterest income                                9,665             9,158           9,362         8,632
    Noninterest expense                              17,419            19,757          16,656        16,371
    Income before income taxes                        5,740             3,007           6,603         6,168
    Income tax expense                                1,236               608           1,618         1,489
    Net income                                        4,504             2,399           4,985         4,679

    Per share information:
       Basic and diluted earnings per share       $    0.36         $    0.19       $    0.40     $    0.37
       Dividends declared                             0.190             0.190           0.185         0.185

1999
    Interest and dividend income                  $  26,390         $  25,868       $  24,985     $  24,383
    Interest expense                                 12,633            12,037          11,403        11,331
    Provision for loan losses                           137               293             282           348
    Securities gains                                    388               141             409           277
    Noninterest income                                8,515             7,969           7,946         7,894
    Noninterest expense                              16,400            15,522          15,430        15,107
    Income before income taxes                        6,123             6,126           6,225         5,768
    Income tax expense                                1,618             1,703           1,516         1,420
    Net income                                        4,505             4,423           4,709         4,348

    Per share information:
       Basic and diluted earnings per share       $    0.36         $    0.35       $    0.37     $    0.35
       Dividends declared                             0.185             0.184           0.176         0.176

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Incorporated by reference is the information appearing in Sterling's Current Report on Form 8-K dated November 8, 1999.

                                   PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated by reference is the information appearing under the headings "Information about Nominees and Continuing Directors" on pp. 8-11 and "Executive Officers" on pp. 14-15 in the 2001 Annual Meeting Proxy Statement.

         Section 16(a) of the Securities Exchange Act of 1934 requires Sterling's directors, executive officers and shareholders who beneficially own more than 10% of Sterling's outstanding equity stock to file initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Sterling with the Securities and Exchange Commission. Based on a review of copies of such reports we received, and on the statements of the reporting persons, Sterling believes that all Section 16(a) filing requirements were complied with in a timely fashion during 2000, with the exception of Mr. Glenn R. Walz, who inadvertently did not timely file one Form 4 relating to one transaction during 2000 and Mr. Howard E. Groff, who inadvertently did not timely file one Form 4 relating to three transactions during 2000.

ITEM 11 - EXECUTIVE COMPENSATION

         Incorporated by reference is the information under the headings "Executive Compensation" on pp. 15-17 and "Sterling Financial Corporation Directors' Compensation" on p. 27 in the 2001 Annual Meeting Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated by reference is the information appearing under the headings "Principal Holders" on p. 4 and "Beneficial Ownership of Executive Officers, Directors and Nominees" on p. 5 in the 2001 Annual Meeting Proxy Statement.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference is the information appearing under the heading "Transactions with Directors and Executive Officers" on pp. 27-28 in the 2001 Annual Meeting Proxy Statement and under "Notes to Consolidated Financial Statements - Note 17 - Related Party Transactions" located elsewhere in this Form 10-K.

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

         10.1 Agreement and Plan of Merger, dated January 25, 2000 by and between Sterling Financial Corporation and Hanover Bancorp, Inc.(Incorporated by reference to Annex A to the Registrant's Registration Statement No. 333-33976 on Form S-4, as amended, filed with the Securities and Exchange Commission on May 1, 2000.)

         10.2 Agreement and Plan or Reorganization, dated February 10, 1999 by and among Sterling Financial Corporation, Sterling Financial Interim Acquisition Corporation, Northeast Bancorp, Inc. and First National Bank of North East. (Incorporated by reference to Annex A to the Registrant's Registration Statement No. 333-76821 on Form S-4 filed with the Securities and Exchange Commission on April 22, 1999 and as amended on May 12, 1999.)

         10.3 Employment Agreement, dated as of July 27, 1999, between Sterling Financial Corporation, Bank of Lancaster County, N.A. and John E. Stefan. (Incorporated by reference to
                  Exhibit 10.5 of the September 30, 1999 Form 10-Q, as amended, filed with the Securities and Exchange Commission, on April 4, 2000.)

         10.4 Change of Control Agreements, dated July 27, 1999, August 7, 1999, July 30, 1999 and August 4, 1999 between Sterling Financial Corporation, Bank of Lancaster County, N.A. and the following executive officers: John E. Stefan, J. Roger Moyer, Jr., Jere L. Obetz and Thomas P. Dautrich. (Incorporated by reference to Exhibits 10.1, 10.2, 10.3 and
                  10.4 of the September 30, 1999 Form 10-Q, as amended, filed with the Securities and Exchange Commission on April 4, 2000.)

         10.5 Employment Agreement, dated January 25, 2000, between Sterling Financial Corporation, Bank of Hanover and Trust Company and J. Bradley Scovill. (Incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement No. 333-33976 on Form S-4, as amended, filed with the Securities and Exchange Commission, on May 1, 2000.)

         10.6 Sterling Financial Corporation 1996 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.3 to the Corporation's Registration Statement No. 333-28065 on Form S-8, with the Securities and Exchange Commission, on May 30, 1997.)

         10.7 Sterling Financial Corporation Dividend Reinvestment and Stock Purchase Plan. (Incorporated by reference to the Corporation's Registration Statement No. 33-55131 on Form S-3, as amended, filed with the Securities and Exchange Commission, on January 16, 2001.)

         10.8 Letter Agreement between Sterling Financial Corporation and Howard E. Groff, Sr., dated June 30, 1994. (Incorporated by reference to Exhibit 99 on Form 8-K, filed with the Securities and Exchange Commission, on March 28, 2000.)

         10.9 Sterling Financial Corporation 1997 Directors Stock Compensation Plan and Policy. (Incorporated by reference to Exhibit 4.3 to the Corporation's Registration Statement No. 333-28101 on Form S-8, filed with the Securities and Exchange Commission on May 30, 1997.)

         11 Statement re: Computations of Earnings Per Share (included herein at Item 8 at Notes to Consolidated Financial Statements, Note 1.)

         21       Subsidiaries of the Registrant

         23       Consent of Auditors

         99       Independent Auditors' Reports

         Copies of the Exhibits referenced above will be provided to Shareholders without charge by writing to Shareholder Relations, Sterling Financial Corporation, 101 North Pointe Boulevard, Lancaster, PA 17601-4133.

   (b) Reports on Form 8-K

         A report on Form 8-K dated October 24, 2000, was filed November 1, 2000 pursuant to Item 5, Other Events, and Item 7, Exhibits. Exhibit 99.1 and
99.2 represents Sterling's Financial Highlights and Earnings Press Release for Third Quarter 2000.

                                  Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    STERLING FINANCIAL CORPORATION


                                    By: /s/ John E. Stefan
                                        ------------------------------------
                                        John E. Stefan
                                        Chairman of the Board, President and
                                        Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

             Signature                         Title                       Date
             ---------                         -----                       ----
                                  Chairman of the Board,
   /s/ John E. Stefan             President and Chief                  March 27, 2001
  ------------------------------  Executive Officer; Director
  (John E. Stefan)

   /s/ J. Roger Moyer, Jr.        Senior Executive Vice President,     March 27, 2001
  ------------------------------  Chief Operating Officer,
  (J. Roger Moyer, Jr.)           Assistant Secretary; Director

   /s/ J. Bradley Scovill         Executive Vice President, Director   March 27, 2001
  ------------------------------
  (J. Bradley Scovill)

   /s/ Jere L. Obetz              Executive Vice President/Treasurer,  March 27, 2001
  ------------------------------  Chief Financial Officer
  (Jere L. Obetz)

   /s/ Ronald L. Bowman           Vice President/Secretary,            March 27, 2001
  ------------------------------  Principal Accounting Officer
  (Ronald L. Bowman)

   /s/ Richard H. Albright, Jr.   Director                             March 27, 2001
  ------------------------------
  (Richard H. Albright, Jr.)

   /s/ S. Amy Argudo              Director                             March 27, 2001
  ------------------------------
  (S. Amy Argudo)

   /s/ Robert H. Caldwell         Director                             March 27, 2001
  ------------------------------
  (Robert H. Caldwell)

   /s/ Bertram F. Elsner          Director                             March 27, 2001
  ------------------------------
  (Bertram F. Elsner)

   /s/ Howard E. Groff, Jr.       Director                             March 27, 2001
  ------------------------------
  (Howard E. Groff, Jr.)

   /s/ Joan R. Henderson          Director                             March 27, 2001
  ------------------------------
  (Joan R. Henderson)

   /s/ J. Robert Hess             Director, Vice Chairman of the       March 27, 2001
  ------------------------------  Board
  (J. Robert Hess)

   /s/ Calvin G. High             Director                             March 27, 2001
  ------------------------------
  (Calvin G. High)

   /s/ Terrence L. Hormel         Director                             March 27, 2001
  ------------------------------
  (Terrence L. Hormel)

   /s/ David E. Hosler            Director                             March 27, 2001
  ------------------------------
  (David E. Hosler)

   /s/ E. Glenn Nauman            Director                             March 27, 2001
  ------------------------------
  (E. Glenn Nauman)

   /s/ W. Garth Sprecher          Director                             March 27, 2001
  ------------------------------
  (W. Garth Sprecher)

   /S/ Glenn R. Walz              Director                             March 27, 2001
  ------------------------------
  (Glenn R. Walz)

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

     10.1 Agreement and Plan of Merger, dated January 25, 2000 by and between Sterling Financial Corporation and Hanover Bancorp,
           Inc.(Incorporated by reference to Annex A to the Registrant's Registration Statement No. 333-33976 on Form S-4, as amended, filed with the Securities and Exchange Commission on May 1, 2000.)

     10.2 Agreement and Plan or Reorganization, dated February 10, 1999 by and among Sterling Financial Corporation, Sterling Financial Interim Acquisition Corporation, Northeast Bancorp, Inc. and First National Bank of North East. (Incorporated by reference to Annex A to the Registrant's Registration Statement No. 333-76821 on Form S-4 filed with the Securities and Exchange Commission on April 22, 1999 and as amended on May 12, 1999.)

     10.3 Employment Agreement, dated as of July 27, 1999, between Sterling Financial Corporation, Bank of Lancaster County, N.A. and John E. Stefan. (Incorporated by reference to Exhibit 10.5 of the September 30, 1999 Form 10-Q, as amended, filed with the Securities and Exchange Commission, on April 4, 2000.)

     10.4 Change of Control Agreements, dated July 27, 1999, August 7, 1999, July 30, 1999 and August 4, 1999 between Sterling Financial Corporation, Bank of Lancaster County, N.A. and the following executive officers: John E. Stefan, J. Roger Moyer, Jr., Jere L. Obetz and Thomas P. Dautrich. (Incorporated by reference toExhibits 10.1, 10.2, 10.3 and 10.4 of the September 30, 1999 Form 10-Q, as amended, filed with the Securities and Exchange Commission on April 4, 2000.)

     10.5  Employment Agreement, dated January 25, 2000, between Sterling
           Financial Corporation, Bank of Hanover and Trust Company and J.
           Bradley Scovill. (Incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement No. 333-33976 on Form S-4, as amended, filed with the Securities and Exchange Commission, on May 1, 2000.)

     10.6  Sterling Financial Corporation 1996 Stock Incentive Plan.
           (Incorporated by reference to Exhibit 4.3 to the Corporation's
           Registration Statement No. 333-28065 on Form S-8, with the
           Securities and Exchange Commission, on May 30, 1997.)

     10.7  Sterling Financial Corporation Dividend Reinvestment and Stock
           Purchase Plan.  (Incorporated by reference to the Corporation's
           Registration Statement No. 33-55131 on Form S-3, as amended, filed with the Securities and Exchange Commission, on January 16, 2001.)

     10.8  Letter Agreement between Sterling Financial Corporation and Howard
           E. Groff, Sr., dated June 30, 1994.  (Incorporated by reference to
           Exhibit 99 on Form 8-K, filed with the Securities and Exchange
           Commission, on March 28, 2000.)

     10.9  Sterling Financial Corporation 1997 Directors Stock Compensation
           Plan and Policy. (Incorporated by reference to Exhibit 4.3 to the Corporation's Registration Statement No. 333-28101 on Form S-8, filed with the Securities and Exchange Commission on May 30, 1997.)

     11    Statement re: Computations of Earnings Per Share (Included at Item
           8 at Notes to Consolidated Financial Statements, Note 1.)

     21    Subsidiaries of the Registrant.                                            87

     23    Consent of Auditors.                                                       88

     99    Independent Auditors' Reports                                              91