Form 10-Q
period 2001-03-31
STERLING FINANCIAL CORP /PA/
filed 2001-05-15
CIK 811671

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

(Mark One)                    WASHINGTON, D.C. 20549
    X
  -----        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2001

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
  ------
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from           to
                               ---------    ----------

Commission file number 0-16276
                       -------


                         STERLING FINANCIAL CORPORATION
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                23-2449551
  -----------------------------               --------------------------
(State or other jurisdiction of            (I.R.S.Employer Identification No.)
 incorporation or organization)

     101 North Pointe Boulevard
       Lancaster, Pennsylvania                          17601-4133
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)

                                 (717) 581-6030
               --------------------------------------------------
               (Registrant's telephone number including area code)

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X     No
                                      ----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $5.00 Par Value-12,530,663 shares outstanding as of April 30,
2001.

                 Sterling Financial Corporation and Subsidiaries

                                      Index

PART I - FINANCIAL INFORMATION                                        Page
------------------------------                                        ----

Item 1 - Financial Statements (Unaudited)

         Consolidated Balance Sheets
         as of March 31, 2001 and December 31, 2000.                   3

         Consolidated Statements of Income
         for the Three Months ended March 31, 2001
         and 2000.                                                     4

         Consolidated Statements of Cash Flows
         for the Three Months ended
         March 31, 2001 and 2000.                                      5

         Notes to Consolidated Financial
         Statements.                                                   6

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           8

Item 3 - Quantitative and Qualitative Disclosure about Market Risk    15

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                            16

Item 2 - Changes in Securities and Use of Proceeds                    16

Item 3 - Defaults Upon Senior Securities                              16

Item 4 - Submission of Matters to a Vote of Securities Holders        16

Item 5 - Other Information                                            16

Item 6 - Exhibits and Reports on Form 8-K                             16

Signature Page                                                        17

                         Part I - Financial Information
                 STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                    MARCH 31,   December 31,
(Dollars in thousands)                                                 2001         2000
                                                                    --------       ------
ASSETS
Cash and due from banks........................................... $   49,566   $   61,287
Federal funds sold................................................     64,582       42,280
                                                                    ---------    ---------
  Cash and cash equivalents.......................................    114,148      103,567
Interest-bearing deposits in banks................................        205          516
Short-term investments............................................        803          603
Mortgage loans held for sale......................................      4,465        1,978
Securities held-to-maturity(fair value 2001-$44,748;2000-$51,358).     43,431       51,085
Securities available-for-sale.....................................    458,323      435,296
Loans, net of allowance for loan losses 2001-$11,174;
  2000-$11,716....................................................  1,029,196    1,021,499
Assets held for operating leases, net.............................     55,798       54,294
Premises and equipment, net.......................................     29,460       29,807
Other real estate owned...........................................        463          419
Accrued interest receivable.......................................     12,407       11,987
Other assets......................................................     17,217       15,087
                                                                    ---------    ---------
TOTAL ASSETS.....................................................  $1,765,916   $1,726,138
                                                                    =========    =========

LIABILITIES
Deposits:
  Noninterest-bearing............................................. $  174,914   $  171,370
  Interest-bearing................................................  1,280,831    1,248,930
                                                                    ---------    ---------
    Total deposits................................................  1,455,745    1,420,300
                                                                    ---------    ---------
Short-term borrowings................................ ............     12,150       25,656
Long-term debt....................................................    120,197      113,850
Accrued interest payable..........................................     10,543       10,080
Other liabilities.................................................     20,879       16,905
                                                                    ---------    ---------
TOTAL LIABILITIES.................................................  1,619,514    1,586,791
                                                                    ---------    ---------
STOCKHOLDERS' EQUITY
Common Stock -($5.00 par value)...................................     62,733       62,732
   No. shares authorized: 35,000,000
   No. shares issued: 2001 - 12,546,663; 2000 - 12,545,858
   No. shares outstanding: 2001 - 12,540,663; 2000 - 12,545,858
Capital surplus...................................................     17,858       17,856
Retained earnings.................................................     58,621       56,261
Accumulated other comprehensive income............................      7,295        2,498
Common stock in treasury, at cost (2001 - 6,000;  2000 - 0).......       (105)          -
                                                                    ---------    ---------
TOTAL STOCKHOLDERS' EQUITY........................................    146,402      139,347
                                                                    ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......................  $1,765,916   $1,726,138
                                                                    =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                 STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                           Three Months Ended March 31,
                                                           ----------------------------
         (Dollars in thousands, except per share data)            2001        2000
                                                                  ----        ----
         INTEREST AND DIVIDEND INCOME
         Loans, including fees................................$  21,475   $  20,017
         Debt securities
             Taxable..........................................    4,846       4,613
             Tax-exempt.......................................    2,051       1,671
         Dividends............................................      223         224
         Federal funds sold...................................      726         263
         Deposits in other banks..............................       15          46
                                                              ---------   ---------
              Total interest and dividend income..............   29,336      26,834
         INTEREST EXPENSE                                     ---------   ---------
         Deposits.............................................   13,613      11,300
         Short-term borrowings................................      226         510
         Long-term debt.......................................    1,792       1,227
                                                              ---------   ---------
              Total interest expense..........................   15,631      13,037
                                                              ---------   ---------
         Net interest income..................................   13,705      13,797
                                                              ---------   ---------
         Provision for loan losses............................      302         150
                                                              ---------   ---------
              Net interest income after
                provision for loan losses.....................   13,403      13,647
         NONINTEREST INCOME                                   ---------   ---------
         Income from fiduciary activities.....................    1,002       1,017
         Service charges on deposit accounts..................    1,175       1,147
         Other service charges, commissions and fees..........      947         827
         Mortgage banking income..............................      220         150
         Rental income on operating leases....................    5,942       5,267
         Other operating income...............................      229         232
         Securities gains.....................................      479         260
                                                              ---------   ---------
              Total noninterest income........................    9,994       8,900
         NONINTEREST EXPENSES                                 ---------   ---------
         Salaries and employee benefits.......................    7,108       6,693
         Net occupancy........................................      991         922
         Furniture and equipment..............................    1,165       1,150
         Professional services................................      458         515
         Depreciation on operating lease assets...............    4,678       4,165
         Other................................................    2,980       2,934
                                                              ---------   ---------
               Total noninterest expenses.....................   17,380      16,379
                                                              ---------   ---------
         INCOME BEFORE INCOME TAXES...........................    6,017       6,168
         Income tax expense...................................    1,273       1,489
                                                              ---------   ---------
         NET INCOME...........................................$   4,744   $   4,679
                                                              =========   =========
         Per share information:
          Basic and diluted earnings per share................$     .38   $     .37
          Dividends declared..................................     .190        .185

                                     OTHER COMPREHENSIVE INCOME
         NET INCOME...........................................$   4,744   $   4,679
                                                              ---------   ---------
         Other comprehensive income, net of tax
          Unrealized gains (losses) on securities available
           for sale arising during the period.................    5,108      (1,503)
          Reclassification adjustment for gains included in
           net income.........................................     (311)       (169)
                                                              ---------    --------
          Other comprehensive income (loss)...................    4,797      (1,672)
                                                              ---------    --------
         COMPREHENSIVE INCOME.................................$   9,541    $  3,007
                                                              =========    ========

         The accompanying notes are an integral part of these consolidated financial statements.

                         STERLING FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                             Three Months Ended
                                                                   March 31,
(Dollars in thousands)                                        2001         2000
                                                              ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income..............................................$     4,744   $    4,679
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation..........................................      5,710        5,045
   Accretion and amortization of investment securities...       (105)         128
   Provision for loan losses.............................        302          150
   Gain on sales of securities available-for-sale........       (479)        (260)
   Gain on sale of mortgage loans........................        (77)         (18)
   Proceeds from sales of mortgage loans.................     16,645        5,013
   Origination of mortgage loans held for sale...........    (19,055)      (4,801)
   Change in operating assets and liabilities:
    Increase in accrued interest receivable..............       (420)        (344)
    Increase in other assets.............................     (2,174)        (425)
    Increase in accrued interest payable.................        463          895
    Increase (decrease) in other liabilities.............      1,436         (840)
                                                          ----------    ---------
   Net cash provided by operating activities.............      6,990        9,222
                                                          ----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Net increase in interest-bearing deposits in other banks        311        2,016
 Net increase in short-term investments .................       (200)         (40)
 Proceeds from sales of securities available-for-sale....      8,022        8,706
 Proceeds from maturities or calls of securities
    held-to-maturity.....................................      3,472        2,439
 Proceeds from maturities or calls of securities
    available-for-sale...................................     31,241       10,482
 Purchases of securities held-to-maturity................       (944)        (276)
 Purchases of securities available-for-sale..............    (49,245)     (33,645)
 Net loans and direct finance leases made to customers...     (7,999)     (16,966)
 Purchases of equipment acquired for operating leases,net     (6,327)      (7,958)
 Purchases of premises and equipment.....................       (540)        (783)
                                                          ----------    ----------
     Net cash used by investing activities...............    (22,209)     (36,025)
                                                          ----------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in deposits ...............................     35,444       48,483
 Net decrease in short-term borrowings...................    (13,505)     (10,533)
 Proceeds from issuance of long-term debt ...............     25,428          ---
 Repayments of long-term debt............................    (19,081)      (6,411)
 Proceeds from issuance of common stock ................           3           12
 Cash dividends .........................................     (2,384)      (2,118)
 Purchase of treasury stock .............................       (105)        ----
                                                         ------------      ------
    Net cash provided by financing activities............     25,800       29,433
                                                          ----------    ---------
 Net change in cash and cash equivalents.................     10,581        2,630
CASH AND CASH EQUIVALENTS:
 Beginning of period.....................................    103,567       71,679
                                                          ----------    ---------
 End of period...........................................$   114,148   $   74,309
                                                          ==========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for:
  Interest...............................................$    15,168   $   12,142
  Income taxes...........................................         85           32

The accompanying notes are an integral part of these consolidated financial statements.

                 STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Summary of Significant Accounting Policies

         Basis of Presentation - The accompanying unaudited consolidated financial statements of Sterling Financial Corporation and subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.

         Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

         For further information, refer to the audited consolidated financial statements, footnotes thereto, included in the Annual Report on Form 10-K for the year ended December 31, 2000.

         The consolidated financial statements of Sterling Financial Corporation include the accounts of its wholly-owned subsidiaries, Bank of Lancaster County, N.A., First National Bank of North East, Bank of Hanover and Trust Company, HOVB Investment Co., T&C Leasing, Inc. and Sterling Mortgage Services, Inc. (inactive). The consolidated financial statements also include Town & Country, Inc., a wholly-owned subsidiary of Bank of Lancaster County. All significant intercompany balances and transactions have been eliminated in consolidation.

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

         Earnings per common share for the three months ended March 31, 2001 and 2000 have been computed based on the following (dollars in thousands):

                                                  2001             2000
                                                  ----             ----
Net income available to stockholders           $    4,744       $    4,679
                                                =========        =========

Average number of shares outstanding           12,545,603       12,543,065
Effect of dilutive stock options                    8,586           36,821
                                               ----------       ----------
Average number of shares outstanding used to
   calculate diluted earnings per share        12,554,189       12,579,886
                                               ==========       ==========

         Reclassifications - Certain items in the 2000 consolidated financial statements have been reclassified to conform with 2001 presentation format.

Note 2 - Segment Information

         Sterling has two reportable segments: 1) community banking and related services, and 2) leasing operations. The community-banking segment provides financial services to consumers, businesses and governmental units in south central Pennsylvania and northeastern Maryland. These services include providing various types of loans to customer, wealth management services, accepting deposits, and other typical banking services. The leasing segment provides vehicle and equipment financing alternatives to businesses primarily located in south central Pennsylvania and northeastern Maryland, although assets are located throughout the United States.

         Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three months ended March 31 is as follows (in thousands):

                                  Community
                                 Banking and
                                   Related             Intersegment   Consolidated
                                  Services   Leasing   Eliminations    Totals
  MARCH 31, 2001
   Interest and dividend income $   28,903   $  1,801   $ (1,368)    $   29,336
   Interest expense                 15,079      1,920     (1,368)        15,631
   Provision for loan losses           195        107       ---             302
   Noninterest income                3,919      6,075       ---           9,994
   Noninterest expenses             11,972      5,408       ---          17,380
   Income before income taxes        5,576        441       ---           6,017
   Income tax expense                1,089        184       ---           1,273
   Net income                        4,487        257       ---           4,744

   Assets                        1,713,138    137,530    (84,752)     1,765,916

  MARCH 31, 2000
   Interest and dividend income $   26,275   $  1,604   $ (1,045)    $   26,834
   Interest expense                 12,305      1,777     (1,045)        13,037
   Provision for loan losses           120         30        ---            150
   Noninterest income                3,521      5,379        ---          8,900
   Noninterest expenses             11,544      4,835        ---         16,379
   Income before income taxes        5,827        341        ---          6,168
   Income tax expense                1,346        143        ---          1,489
   Net income                        4,481        198        ---          4,679

   Assets                        1,530,715    126,506    (69,304)     1,587,917


Note 3 - Restructuring Costs

         During the third quarter of 2000, Sterling completed its merger with Hanover Bancorp, Inc. and incurred restructuring costs totaling $1,472,000, which primarily consists of severance and related benefit, professional fees, termination fees related to noncancellable service contracts and asset write-offs related to conversion of the banking subsidiaries into a common core processing system.


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

         The following summarizes the restructuring expenses charged to operations during 2000, and the remaining balance in restructuring accrual at March 31, 2001. The remaining unpaid expenses are expected to be paid throughout 2001-2002.

                                      Initial        Accrual at
                                      Expense      March 31, 2001

   Employee termination             $  718,000       $  674,000
   Asset disposals/write-downs         334,000            ---
   Noncancellable contracts            312,000          302,000
   Professional fees                    88,000           28,000
   Other                                20,000           20,000
                                     ---------        ---------
                                    $1,472,000       $1,024,000
                                     =========        =========


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. The forward-looking statements are subject to risk and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of Sterling Financial Corporation, and its subsidiaries, or the combined company. When we use words such as "believes", "expects", "anticipates" or similar expressions, we are making forward-looking statements.

         Shareholders should note that many factors, some of which are discussed elsewhere in this report, could affect the future financial results of Sterling Financial Corporation and its subsidiaries, both individually and collectively, and could cause those results to differ materially from those expressed in this report. These factors include the following:

         o        operating, legal and regulatory risks;

         o economic, political and competitive forces affecting our banking, leasing, securities, asset management and credit service products;

         o the risk that our analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful; and

         o        the success of our merger of Hanover Bancorp, Inc.

         Sterling undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in other documents Sterling files periodically with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q and Annual Report on Form 10-K, and any Current Reports on Form 8-K.

RESULTS OF OPERATIONS

OVERVIEW

         Net income for the quarter ended March 31, 2001 was $4,744,000 versus $4,679,000 in 1999, an increase of $65,000 or 1.4%. Basic and diluted earnings per share was $.38 for the first quarter of 2001, an increase of $.01 or 2.7% from $.37 for the same quarter in 2000. These earnings resulted in a return on average assets of 1.12% and return on average realized equity of 14.02% for the first quarter of 2001, versus 1.20% and 14.35%, respectively, in the corresponding period last year.

NET INTEREST INCOME

         The following table summarizes, on a fully taxable equivalent basis (35% tax rate), net interest income and net interest margin for the three months ended March 31, 2001 and 2000 (dollars in thousands):

                                                      2001                                             2000
                                -----------------------------------------------     ----------------------------------------
                                 Average                           Yield/             Average                         Yield/
                                 Balance            Interest        Rate              Balance        Interest          Rate
 Interest earning assets:
  Federal funds sold, interest
   bearing deposits in banks
  and short-term investments      $   54,000      $       728      5.47%            $   20,075     $       309        6.19%
 Securities                          482,804            8,237      6.92%               431,109           7,471        6.97%
 Loans                             1,035,617           21,748      8.52%               969,378          20,236        8.40%
                                 -----------      -----------      ------------     -----------     -----------       ----
                                   1,572,421           30,713      7.92%             1,420,562          28,016        7.93%
                                 -----------      -----------      ------------     -----------     -----------       ----

Interest bearing liabilities:
 Deposits                          1,252,301           13,613      4.41%             1,131,758          11,300        4.02%
 Borrowings                          138,725            2,018      5.90%               120,300           1,737        5.81%
                                 -----------      -----------      ------------     -----------     -----------       ----
                                   1,391,026           15,631      4.56%             1,252,058          13,037        4.19%
                                 -----------      -----------      ------------     -----------     -----------       ----

Interest rate spread                                               3.36%                                              3.74%

Net interest income (FTE)/
  average earning assets                               15,082      3.89%                                 14,979       4.28%
Taxable-equivalent adjustment                          (1,377)                                           (1,182)
                                                  -----------                                        ----------
Net interest income                               $    13,705                                        $   13,797
                                                  ===========                                        ==========


         The primary component of Sterling's revenue is net interest income, which is the difference between interest and fees on interest earning assets and interest accrued on deposits and borrowed funds. Interest income, on a tax equivalent basis, totaled $30,713,000 for the quarter ended March 31, 2001, an increase of $2,697,000 from 2000. This increase in interest income was a result of an 10.7% increase in interest-earning assets offset slightly by a 1 b.p. decrease in yield earned on those assets. Contributing factors to the decrease in yield were as follows:

         o Significant reduction in the yield earned on federal funds sold and other short-term investments, the direct result of the Federal Reserve Bank lowering the federal funds rate 50 b.p. on three different occasions during the quarter. The rate decreases were also impacting the security portfolio in which a 5 b.p. reduction in yield was noted during the first quarter.

         o The yield earned on the loan portfolio in the first quarter of 2001 was 12 b.p. ahead of last year, the result of the delayed timing of when interest rate reductions are noticed in the loan portfolio. During 2000, rates were increasing. New loans were added and certain variable rate loans repriced during this rising rate period. As new loans are added during 2001, and certain variable rates loan reprice at the lower interest rates, we believe the yield earned on loans will also begin to decline during 2001. o

         o A slight shift in the composition of interest earning assets, which has seen the short-term investments, including federal funds, comprising a larger portion of earning assets than in 2000. These short-term investments yield lower interest rates.

         Interest expense totaled $15,631,000 for the quarter ended March 31, 2001, an increase of $2,594,000 from 2000. This increase was a result of a $138,968,000 increase in average interest bearing liabilities and an increase in rates paid of 37 b.p. Despite the fact the Federal Reserve Bank has lowered interest rates in the first quarter of 2001, the increase in more costly certificate of deposits and third party funding resulted in a higher rate paid on interest-bearing liabilities. Additionally, the impact of a decrease in rates is not immediately experienced as there is period of time required for the higher rate funds to roll off and replaced with funding with lower rates.

         Sterling experienced a 39 b.p. decline in its net interest margin as rates paid on interest bearing liabilities increased, while the yields earned on interest earning assets declined. Although there can be no assurances, management believes it will be difficult to maintain its net interest margin at historical levels. As interest rates rise, the cost of funding sources will rise. This is primarily the result of intense competition for loans and deposits, resulting in relatively lower rates earned on loans and higher rates paid on deposits than that historically experienced.

PROVISION FOR LOAN LOSSES

         The provision for loan losses increased from $150,000 for the three months ended March 31, 2000, to $302,000 in 2001. The provision reflects the amount deemed appropriate by management to produce an adequate reserve to meet the present risk characteristics of the loan portfolio. The increase in the provision reflects slight deterioration in the asset quality ratios, including an increase in net charge-offs as a percent of average loans outstanding.

NONINTEREST INCOME

         Total noninterest income for the quarter ended March 31, 2001 totaled $9,994,000, an increase of 12.3% from 2000. The increase in noninterest income was primarily the result of management's concerted efforts to continue to grow its noninterest income.

         Income from fiduciary activities decreased 1.5% from $1,017,000 for the quarter ended March 31, 2000 to $1,002,000 for the same period in 2001. This decrease was primarily the result of a the declines experienced in the stock market, which adversely impacted asset based fees. Although wealth management can generate new business, the value of assets under management is directly related to the stock market. Future declines in the stock market could have an adverse impact on income from fiduciary activities.

         Other service charges, commissions and fees increased $120,000, or 14.5%, from $827,000 for the quarter ended March 31, 2000 to $947,000 in 2001.
This increase is the direct result of increased cash management and letter of credit fees earned. Sterling has been able to expand the number of customers with cash management arrangements through increased sales efforts. Additionally during the past year, Sterling entered into several large letter of credit arrangements which have contributed to the increase in fee income.

         Mortgage banking income totaled $220,000 for the three months ended March 31, 2001, a 46.7% increase from the same period in 2000. The financial services industry has seen an increased volume of mortgage loan originations/refinancings during 2001, a direct result of the lower interest rates on mortgage loan products in 2001 versus the same period in 2000.

         Rental income on operating leases has increased 12.8% from $5,267,000 for the quarter ended March 31, 2000 to $5,942,000 in 2001. The increase in rental income is primarily due to an increase in the number of units under operating leases which totaled 5,506 as of March 31, 2001, versus 4,843 at March 31, 2000.

         The increase in securities gains is the result of management's ongoing investment portfolio and balance sheet management strategies. During the first quarter of 2001, certain financial institution sector stocks were sold in order to maximize the earnings potential on these securities.


NONINTEREST EXPENSES

         Noninterest expenses totaled $17,380,000 for the quarter ended March 31, 2001, an increase of 6.1%, or $1,001,000, from 2000. Salaries and employee benefits increased 6.2%, or $415,000, from $6,693,000 for the quarter ended March 31, 2000 to $7,108,000 for 2001. The increase in salaries and employee benefits is due primarily to normal merit increases and promotions, combined with a rise in the cost of health insurance.

         Professional services decreased $57,000 from $515,000 for the quarter ended March 31, 2000, to $458,000 during 2001. This decrease is primarily attributable to fees paid to a consultant in 2000 related to the evaluation of the banking subsidiaries information systems, with no similar fees paid in 2001.

         Depreciation on operating lease assets increased 12.3% to $4,678,000 for the three months ended March 31, 2001 versus 2000. This increase is consistent with the increase noted in rental income on leased property. Depreciation on operating lease assets as a percent of rental income on operating leases remained at 79%.

         The remaining increases in noninterest expenses is consistent with the overall growth Sterling has experienced in the past year.

         Operating expense levels are often measured by the efficiency ratio, which expresses noninterest expense, excluding merger related and restructuring charges, as a percent of tax-equivalent net interest income and other income. Operating leases significantly impact Sterling's consolidated efficiency ratio, which tends to drive the ratio higher than is typically achieved on financial institutions with no similar operating lease portfolio. In order to effectively monitor the efficiency ratio, Sterling monitors this ratio on its two significant operating segments: 1) community banking and related services and 2) leasing.

         Sterling's efficiency ratio for the community banking segment was 64% for the quarter ended March 31, 2001, versus 63% for 2000. The leasing segment's efficiency ratio has improved from 93% for the three months ended March 31, 2000 to 91% for the same period in 2001. The increase in the community banking's ratio is the result of a decline in net interest margin and higher levels of expenses as a percent of net interest income.

INCOME TAXES

     Income tax expense for the quarter ended March 31, 2001 was $1,273,000, resulting in an effective tax rate of 21%, versus 24% for 1999. The difference between the effective tax rate and the statutory tax rate of 35% is primarily due to tax exempt interest income. An increase in tax-exempt interest as a percent of taxable income has led to the lower effective tax rate for the quarter ended March 31, 2001 compared to 2000.

FINANCIAL CONDITION

         Assets totaled $1,765,916,000 at March 31, 2001 compared to $1,726,138,000 at December 31, 2000. This represents an increase of $39,778,000, or 2.3% over that period of time.

SECURITIES

         As of March 31, 2001, securities totaled $501,754,000, and increase of $15,373,000 from December 31, 2000. Sterling utilizes investment securities to generate interest and dividend income, to manage interest rate risk, and to provide liquidity. The growth in the security portfolio, in part, reflects the trends in loans, deposits and borrowed fundings during the first quarter of 2001. As the growth in deposits exceeded the growth in loans, excess funding was invested in securities and federal funds sold. Sterling maintains sufficient liquidity to meet anticipated loan growth and deposit withdrawal needs.

LOANS

         Net loans have grown .75% from $1,021,499,000 at December 31, 2000 to $1,029,196,000 at March 31, 2001. This growth was primarily experienced in the commercial and consumer loan portfolios.

ALLOWANCE FOR LOAN LOSSES

         Sterling's allowance for loan losses was $11,174,000 at March 31, 2001, or 1.07% of loans outstanding compared to 1.13% at December 31, 2000. Net charge-offs to average loans outstanding totaled .08% for the first quarter of 2001, versus .001% for the same period in 2000.

         The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans as of March 31, 2001 and December 31, 2000 (in thousands):


                                                         MARCH 31,  December 31,
                                                           2001          2000
                                                           ----          ----

      Nonaccrual loans                                   $ 6,733        $ 3,102
      Accruing loans, past due 90 days or more               933          1,145
      Restructured loans                                   1,841          1,851
                                                         -------        -------
        Total non-performing loans                         9,507          6,098
      Foreclosed assets                                      536            469
                                                         -------        -------
        Total non-performing assets                      $10,043        $ 6,567
                                                         =======        =======

         Non-performing loans to total loans               0.91%          0.59%
      Allowance for loan losses to non-performing loans     118%           192%


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

         As of March 31, 2001, nonperforming assets totaled $10,043,000, an increase of $3,476,000, from December 31, 2000. This increase in nonaccrual loans is primarily the result of two large credits that moved into nonaccrual status during the first quarter of 2001. These loans are secured by assets, including real estate, which mitigates the risk of loss associated with these credits. As a result of the increase in nonaccrual loans, Sterling experienced an increase in non-performing loans to total loans outstanding, as well as non-performing assets to total loans and foreclosed assets. However, these levels are within acceptable limits and consistent with Sterling's peer group.

         Potential problem loans are defined as performing loans which have characteristics that cause management to have serious doubts as to the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as nonperforming loans in the future. Total potential problem loans approximated $4,500,000 at March 31, 2001. Additionally, outstanding letter of credit commitments totaling approximately $1,900,000 could result in potential problem loans if drawn upon. The majority of these loans are secured by real estate with acceptable loan-to-value ratios.

         Sterling maintains the allowance for loan losses at a level believed adequate by management to absorb potential losses in the loan portfolio. It is established through a provision for loan losses charged to earnings. Quarterly, Sterling utilizes a defined methodology in determining the adequacy of the allowance for loan losses which considers specific credit reviews, past loan loss historical experience, and qualitative factors. This methodology, which has remained consistent for the past several years, results in allowance consisting of two components, "allocated" and "unallocated". (For a more thorough discussion of the allowance for loan losses methodology, please refer to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000).

         Management feels the above methodology accurately reflects losses inherent in the portfolio. Management periodically updates the methodology discussed above, which reduces the difference between actual losses and estimated losses.

         A rollforward of the allowance for loan losses for the three months ended March 31, 2001 and 2000 were as follows (in thousands):

                                                            2001        2000
                                                            ----        ----

            Balance at January 1                          $11,716     $11,875
            Provision for loan losses charged to income       302         150
            Loans charged-off                                (965)       (133)
            Recoveries of loans previously charged off        121         125
                                                          -------     -------
            Balance at March 31                           $11,174     $12,017
                                                          =======     =======

            Net charge-offs to average loans outstanding      .08%       .001%


         The $852,000 increase in net charge-offs for the quarter ended March 31, 2001 compared to 2000 was primarily the result of one large relationship that was charged-off during the first quarter of 2001. The events that ultimately resulted in the charge-off become known to management in the first quarter of 2001. However, a reserve was established for the relationship as of December

31, 2000.

ASSETS HELD FOR OPERATING LEASES

         During the first quarter of 2000, Sterling increased the balance of assets held for operating leases from $54,294,000 at year-end 2000 to $55,798,000 at March 31, 2001. Sterling recognizes that leasing operations represent a growth opportunity for the corporation and has committed resources to expand this business. These resources include increased marketing efforts, not only in developing customer relationships, but also in maintaining existing customers. The strong national and local economy has led to our leasing customers expanding their business operations, resulting in an increase in the number of new units leased within our customer base.

DEPOSITS

         At March 31, 2001, total deposits were $1,455,745,000, representing a $35,445,000, or 2.5% increase from December 31, 2000. The increase is deposits is attributable to aggressive marketing and competitive pricing, particularly in time deposits and cash management accounts. Sterling continues to heavily market its time deposits and cash management products in order to decrease its reliance on third party funding sources, which typically have higher interest rates associated with them.

BORROWINGS

         Short term borrowings totaled $12,150,000 at March 31, 2001, a decrease of $13,506,000 from December 31, 2000. Long-term debt increased by $6,347,000 from December 31, 2000 to March 31, 2001, and totaled $120,197,000. Sterling was able to reduce its total borrowings due to the growth in deposit funding, as discussed above.

CAPITAL

         Total stockholder's equity increased $7,055,000 from December 31, 2000 to March 31, 2001. This increase was primarily the result of operating activities, consisting of net income for the period of $4,744,000, less dividends declared of $2,384,000, and unrealized gains on securities available for sale, net of tax, of $4,797,000.

         During the first quarter of 2001, the Corporation announced the Board of Directors authorized the repurchase of up to 150,000 shares of the outstanding common stock. As of March 31, 2001, 6,000 shares have been repurchased under this repurchase program.

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

         Quantitative measures established by regulation to ensure capital adequacy require Sterling and its banking subsidiaries to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of March 31, 2001 and December 31, 2000, that Sterling and the subsidiary banks met all minimum capital adequacy requirements to which they are subject and are categorized as "well capitalized".

         Sterling's capital ratios as of March 31, 2001 and December 31, 2000 and related regulatory minimum requirements are as follows:

                                                                        Per Regulation
                                                                  -------------------------
                                                                                  (1)
                                          March 31,  December 31,   Minimum       Well
                                            2001        2000      Requirement  Capitalized
                                            ----        ----      -----------  -----------

   Total capital to risk weighted assets    11.4%      11.5%          8.0%        10.0%
   Tier 1 capital to risk weighted assets   10.4%      10.5%          4.0%         6.0%
   Tier 1 capital to average assets          8.0%       7.4%          4.0%         5.0%

(1) represents amounts for the banking subsidiaries and not Sterling, as prompt corrective action provisions are not applicable to bank holding companies

LIQUIDITY

         Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of Sterling are met. Sterling's funds are available from a variety of sources, including assets that are readily convertible to cash (federal funds sold, short-term investments), securities portfolio, scheduled repayments of loans receivable, core deposit base, short-term borrowings capacity with a number of correspondent banks and the FHLB, and the ability to package residential mortgage loans originated for sale.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At March 31, 2001, there have been no material changes to information regarding Quantitative and Qualitative Disclosures About Market Risk as presented in the 2000 Annual Report on Form 10-K.

                           PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

         As of March 31, 2001, there were no material pending legal proceedings, other than ordinary routine litigation incidental to business, to which Sterling or its subsidiaries are a party or of which any of their property is the subject.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5 - OTHER INFORMATION

         Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             21. Subsidiaries of the Registrant

         (b) Reports on Form 8-K

             During the quarter ended March 31, 2001, the registrant filed the following reports on Form 8-K.

             Date of Report     Item                    Description
             --------------     ----            --------------------------------

             December 29,2000     5             Press release recognizing key
                                                leaders
             January 23, 2001     5             Press release announcing annual
                                                and fourth quarter earnings
             February 27, 2001    5             Press release announcing dividend
                                                declaration
             February 27, 2001    5             Press release announcing common
                                                stock repurchase program
             March 1, 2001        5             Filing of Sterling's Audit
                                                Committee Charter with the
                                                Commission

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Sterling Financial Corporation

Date: May 14, 2001                       By: /s/ John E. Stefan
     ---------------                        -----------------------------------
                                            John E. Stefan
                                            Chairman of the Board, President
                                            and Chief Executive Officer

Date: May 14, 2001                       By: /s/ Jere L. Obetz
     ---------------                        -----------------------------------
                                            Jere L. Obetz
                                            Executive Vice President/Treasurer
                                            Chief Financial Officer