Form 10-Q
period 2001-06-30
STERLING FINANCIAL CORP /PA/
filed 2001-08-13
CIK 811671

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
(Mark One)
    [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2001

                                       OR

    [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from           to

Commission file number 0-16276


                         STERLING FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Pennsylvania                                         23-2449551
-------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

   101 North Pointe Boulevard
     Lancaster, Pennsylvania                            17601-4133
----------------------------------------                ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $5.00 Par Value-12,522,983 shares outstanding as of July 31, 2001.

                 Sterling Financial Corporation and Subsidiaries

                                      Index

PART I - FINANCIAL INFORMATION                                            Page
Item 1 - Financial Statements (Unaudited)

         Consolidated Balance Sheets
         as of June 30, 2001 and December 31, 2000.                        3

         Consolidated Statements of Income
         for the Three Months and Six Months ended
         June 30, 2001 and 2000.                                           4

         Consolidated Statements of Comprehensive Income
         for the Three Months and Six Months ended
         June 30, 2001 and 2000.                                           4

         Consolidated Statements of Cash Flows
         for the Six Months ended
         June 30, 2001 and 2000.                                           5

         Notes to Consolidated Financial
         Statements.                                                       6

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               9

Item 3 - Quantitative and Qualitative Disclosure about Market Risk        18


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                19

Item 2 - Changes in Securities and Use of Proceeds                        19

Item 3 - Defaults Upon Senior Securities                                  19

Item 4 - Submission of Matters to a Vote of Securities Holders            19

Item 5 - Other Information                                                20

Item 6 - Exhibits and Reports on Form 8-K                                 20

Signature Page                                                            21

                         Part I - Financial Information
                 STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                        JUNE 30,          December 31,
(Dollars in thousands)                                                                    2001               2000
                                                                                       -----------        -----------
ASSETS
Cash and due from banks ........................................................       $    63,954        $    61,287
Federal funds sold .............................................................            41,509             42,280
                                                                                       -----------        -----------
  Cash and cash equivalents ....................................................           105,463            103,567
Interest-bearing deposits in banks .............................................               235                516
Short-term investments .........................................................               948                603
Mortgage loans held for sale ...................................................            17,486              1,978
Securities held-to-maturity(fair value 2001-$48,147; 2000-$51,854) .............            46,972             51,085
Securities available-for-sale ..................................................           442,173            435,296
Loans, net of allowance for loan losses 2001-$11,205; 2000-$11,716 .............         1,055,885          1,021,499
Assets held for operating leases, net ..........................................            58,043             54,294
Premises and equipment, net ....................................................            30,670             29,807
Other real estate owned ........................................................               341                419
Accrued interest receivable ....................................................            12,154             11,987
Other assets ...................................................................            16,592             15,087
                                                                                       -----------        -----------
TOTAL ASSETS ...................................................................       $ 1,786,962        $ 1,726,138
                                                                                       ===========        ===========

LIABILITIES
Deposits:
  Noninterest-bearing ..........................................................       $   177,231        $   171,370
  Interest-bearing .............................................................         1,294,426          1,248,930
                                                                                       -----------        -----------
    Total deposits .............................................................         1,471,657          1,420,300
                                                                                       -----------        -----------
Short-term borrowings ..........................................................            24,431             25,656
Long-term debt .................................................................           110,556            113,850
Accrued interest payable .......................................................            10,419             10,080
Other liabilities ..............................................................            21,142             16,905
                                                                                       -----------        -----------
TOTAL LIABILITIES ..............................................................         1,638,205          1,586,791
                                                                                       -----------        -----------
STOCKHOLDERS' EQUITY
Common Stock -($5.00 par value) ................................................            62,733             62,732
   No. shares authorized: 35,000,000
   No. shares issued: 2001 - 12,546,663; 2000 - 12,546,477
   No. shares outstanding: 2001 - 12,533,930; 2000 - 12,546,477
Capital surplus ................................................................            17,855             17,856
Retained earnings ..............................................................            61,480             56,261
Accumulated other comprehensive income .........................................             6,926              2,498
Common stock in treasury, at cost (2001 - 12,733; 2000 - 0) ....................              (237)                --
                                                                                       -----------        -----------
TOTAL STOCKHOLDERS' EQUITY .....................................................           148,757            139,347
                                                                                       -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................................       $ 1,786,962        $ 1,726,138
                                                                                       ===========        ===========

The accompanying notes are an integral part of these consolidated financial statements.

               STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                      Three Months Ended               Six Months Ended
                                                                            June 30,                       June 30,
                                                                   ------------------------        ------------------------
(Dollars in thousands, except per share data)                        2001            2000            2001            2000
                                                                   --------        --------        --------        --------
INTEREST AND DIVIDEND INCOME
Loans, including fees ......................................       $ 21,534        $ 20,767        $ 43,010        $ 40,784
Debt securities
    Taxable ................................................          4,173           4,090           9,019           8,703
    Tax-exempt .............................................          2,725           2,393           4,776           4,064
Dividends ..................................................            201             199             423             423
Federal funds sold .........................................            534             359           1,260             622
Deposits in other banks ....................................             26              27              41              73
                                                                   --------        --------        --------        --------
     Total interest and dividend income ....................         29,193          27,835          58,529          54,669
                                                                   --------        --------        --------        --------
INTEREST EXPENSE
Deposits ...................................................         12,994          12,214          26,607          23,515
Short-term borrowings ......................................            210             548             435           1,058
Long-term debt .............................................          1,745           1,301           3,538           2,527
                                                                   --------        --------        --------        --------
     Total interest expense ................................         14,949          14,063          30,580          27,100
                                                                   --------        --------        --------        --------
Net interest income ........................................         14,244          13,772          27,949          27,569
                                                                   --------        --------        --------        --------
Provision for loan losses ..................................            495             140             797             290
                                                                   --------        --------        --------        --------
     Net interest income after
       provision for loan losses ...........................         13,749          13,632          27,152          27,279
                                                                   --------        --------        --------        --------
NONINTEREST INCOME
Income from fiduciary activities ...........................          1,075             939           2,076           1,956
Service charges on deposit accounts ........................          1,240           1,184           2,415           2,332
Other service charges, commissions and fees ................            935             941           1,882           1,767
Mortgage banking income ....................................            450             151             670             301
Rental income on operating leases ..........................          6,034           5,457          11,975          10,724
Gain on sale of real estate ................................             --             343              --             343
Other operating income .....................................            402             338             633             570
Securities gains ...........................................          1,441             263           1,920             523
                                                                   --------        --------        --------        --------
     Total noninterest income ..............................         11,577           9,616          21,571          18,516
                                                                   --------        --------        --------        --------
NONINTEREST EXPENSES
Salaries and employee benefits .............................          7,390           6,762          14,498          13,455
Net occupancy ..............................................            975             812           1,965           1,735
Furniture and equipment ....................................          1,273           1,166           2,438           2,316
Professional services ......................................            649             478           1,106             992
Depreciation on operating lease assets .....................          4,750           4,301           9,428           8,466
Other ......................................................          3,496           3,127           6,478           6,061
                                                                   --------        --------        --------        --------
      Total noninterest expenses ...........................         18,533          16,646          35,913          33,025
                                                                   --------        --------        --------        --------
INCOME BEFORE INCOME TAXES .................................          6,793           6,602          12,810          12,770
Income tax expense .........................................          1,555           1,617           2,828           3,106
                                                                   --------        --------        --------        --------
NET INCOME .................................................       $  5,238        $  4,985        $  9,982           9,664
Per share information:                                             ========        ========        ========        ========
 Basic earnings per share ..................................       $    .42        $    .40        $    .80        $    .77
 Diluted earnings per share ................................            .42             .40             .79             .77
 Dividends declared ........................................           .190        $   .185             .38             .37

OTHER COMPREHENSIVE INCOME

NET INCOME .................................................       $  5,238        $  4,985        $  9,982        $  9,664
                                                                   --------        --------        --------        --------
Other comprehensive income, net of tax
 Unrealized gains (losses) on securities available
  for sale arising during the period .......................            568             147           5,676          (1,356)
 Reclassification adjustment for gains included in
  net income ...............................................           (937)           (171)         (1,248)           (340)
                                                                   --------        --------        --------        --------
 Other comprehensive income ................................           (369)            (24)          4,428          (1,696)
                                                                   --------        --------        --------        --------
COMPREHENSIVE INCOME .......................................       $  4,869        $  4,961        $ 14,410        $  7,968
                                                                   ========        ========        ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

                         STERLING FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                        Six Months Ended
                                                                                             June 30,
(Dollars in thousands)                                                                 2001             2000
                                                                                    ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income .................................................................       $   9,982        $   9,664
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation .............................................................          11,556           10,239
   Accretion and amortization of investment securities ......................            (100)             211
   Provision for loan losses ................................................             797              290
   (Gain) on sale of real estate ............................................              --             (343)
   (Gain) on sales of securities available-for-sale .........................          (1,920)            (523)
   (Gain) on sale of mortgage loans .........................................            (189)             (41)
   Proceeds from sales of mortgage loans ....................................          44,620           11,879
   Origination of mortgage loans held for sale ..............................         (59,939)         (10,860)
   Change in operating assets and liabilities:
    Increase in accrued interest receivable and
     other assets ...........................................................          (1,594)          (2,467)
    Increase in accrued interest payable ....................................             339            2,089
    Increase (decrease) in other liabilities ................................           1,858             (740)
                                                                                    ---------        ---------
   Net cash provided by operating activities ................................           5,410           19,398
                                                                                    ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Net decrease in interest-bearing deposits in other banks ...................             281            1,545
 Net increase in short-term investments .....................................            (345)             (94)
 Proceeds from sales of securities available-for-sale .......................          21,416           12,597
 Proceeds from maturities or calls of securities
    held-to-maturity ........................................................           6,269            3,638
 Proceeds from maturities or calls of securities
    available-for-sale ......................................................          65,474           19,027
 Purchases of securities held-to-maturity ...................................          (1,331)            (526)
 Purchases of securities available-for-sale .................................         (85,760)         (52,934)
 Net loans and direct finance leases made to customers ......................         (35,183)         (56,668)
 Purchases of equipment acquired for operating leases, net ..................         (12,929)         (14,269)
 Purchases of premises and equipment ........................................          (3,470)          (2,073)
 Proceeds from sale of premises and equipment ...............................             231              791
                                                                                    ---------        ---------
     Net cash used by investing activities ..................................         (45,347)         (88,966)
                                                                                    ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in deposits ...................................................          51,357           76,977
 Net decrease in short-term borrowings ......................................          (1,225)          (7,642)
 Proceeds from issuance of long-term debt ...................................          17,600           20,324
 Repayments of long-term debt ...............................................         (20,894)          (9,179)
 Proceeds from issuance of common stock .....................................               3               12
 Cash dividends .............................................................          (4,768)          (4,237)
 Purchase of treasury stock .................................................            (348)              --
 Proceeds from issuance of treasury stock ...................................             108               --
                                                                                    ---------        ---------
    Net cash provided by financing activities ...............................          41,833           76,255
                                                                                    ---------        ---------
 Net change in cash and cash equivalents ....................................           1,896            6,687
CASH AND CASH EQUIVALENTS:
 Beginning of period ........................................................         103,567           71,679
                                                                                    ---------        ---------
 End of period ..............................................................       $ 105,463        $  78,366
                                                                                    =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for:
  Interest ..................................................................       $  30,241        $  25,011
  Income taxes ..............................................................           2,935            2,690

The accompanying notes are an integral part of these consolidated financial statements.

                 STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Summary of Significant Accounting Policies

     Basis of Presentation - The accompanying unaudited consolidated financial statements of Sterling Financial Corporation and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.

     Operating results for the three months and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

     For further information, refer to the audited consolidated financial statements, footnotes thereto, included in the Annual Report on Form 10-K, for the year ended December 31, 2000.

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

     Earnings per common share for the three months and six months ended June 30, 2001 and 2000 have been computed based on the following (dollars in thousands):

                                   Three Months Ended       Six Months Ended
                                        June 30,                 June 30,
                                    2001        2000         2001        2000
                                 ----------  ----------   ----------  ----------
Net income available to
  stockholders                   $    5,238  $    4,985   $    9,982  $    9,664
                                 ==========  ==========   ==========  ==========
Average number of shares
  outstanding                    12,540,363  12,543,065   12,542,983  12,543,065
Effect of dilutive stock
  options                            59,657      36,821       34,121      36,821
                                 ----------  ----------   ----------  ----------
Average number of shares
  outstanding used to
  calculate diluted earnings
  per share                      12,600,020  12,579,886   12,577,104  12,579,886
                                 ==========  ==========   ==========  ==========

     Reclassifications - Certain items in the 2000 consolidated financial statements have been reclassified to conform with 2001 presentation format.

Note 2 - Segment Information

     Sterling has two reportable segments: 1) community banking and related services, and 2) leasing operations. The community-banking segment provides financial services to consumers, business and governmental units in south central Pennsylvania and northern Maryland. These services include providing various types of loans to customers, wealth management services, accepting deposits, and other typical bank services. The leasing segment provides vehicle and equipment financing alternatives to business primarily located in south central Pennsylvania and northern Maryland, although assets are located throughout the United States.

    Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three months and six months ended June 30 is as follows (in thousands):


                                        Community
                                       Banking and
                                         Related                       Intersegment       Consolidated
                                         Services        Leasing       Eliminations          Totals
                                       -----------       -------       ------------       ------------
THREE MONTHS ENDED JUNE 30, 2001
  Interest and dividend income         $    28,780       $ 1,817       $    (1,404)       $     29,193
  Interest expense                          14,377         1,976            (1,404)             14,949
  Provision for loan losses                    275           220                --                 495
  Noninterest income                         5,372         6,205                --              11,577
  Noninterest expenses                      13,038         5,495                --              18,533
  Income before income taxes                 6,462           331                --               6,793
  Income tax expense                         1,414           141                --               1,555
  Net income                                 5,048           190                --               5,238


THREE MONTHS ENDED JUNE 30, 2000
  Interest and dividend income         $    27,362       $ 1,642       $    (1,169)       $     27,835
  Interest expense                          13,355         1,877            (1,169)             14,063
  Provision for loan losses                    110            30                --                 140
  Noninterest income                         3,996         5,620                --               9,616
  Noninterest expenses                      11,656         4,990                --              16,646
  Income before income taxes                 6,237           365                --               6,602
  Income tax expense                         1,464           153                --               1,617
  Net income                                 4,773           212                --               4,985

SIX MONTHS ENDED JUNE 30, 2001
   Interest and dividend income        $    57,683       $  3,618       $  (2,772)         $   58,529
   Interest expense                         29,456          3,896          (2,772)             30,580
   Provision for loan losses                   470            327              --                 797
   Noninterest income                        9,291         12,280              --              21,571
   Noninterest expenses                     25,010         10,903              --              35,913
   Income before income taxes               12,038            772              --              12,810
   Income tax expense                        2,503            325              --               2,828
   Net income                                9,535            447              --               9,982

   Assets                                1,730,912        142,827         (86,777)          1,786,962

SIX MONTHS ENDED JUNE 30, 2000
   Interest and dividend income $           53,637       $  3,246       $  (2,214)         $   54,669
   Interest expense                         25,660          3,654          (2,214)             27,100
   Provision for loan losses                   230             60              --                 290
   Noninterest income                        7,517         10,999              --              18,516
   Noninterest expenses                     23,200          9,825              --              33,025
   Income before income taxes               12,064            706              --              12,770
   Income tax expense                        2,810            296              --               3,106
   Net income                                9,254            410              --               9,664

   Assets                                1,581,861        132,143         (73,022)          1,640,982

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

     The following summarizes the restructuring expenses charged to operations during 2000, and the remaining balance in restructuring accrual at June 30, 2001. The remaining unpaid expenses are expected to be paid throughout 2001-2002.

                                      Initial        Accrual at
 (In thousands)                       Expense      June 30, 2001
                                      -------      -------------
   Employee termination               $   718          $  623
   Asset disposals/write-downs            334              --
   Noncancellable contracts               312             143
   Professional fees                       88              28
   Other                                   20              20
                                      -------          ------
                                      $ 1,472          $  814
                                      =======          ======

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

OVERVIEW

     Net income for the quarter ended June 30, 2001 was $5,238,000 compared to $4,985,000 in 2000, an increase of $253,000 or 5.1%. Basic and diluted earnings per share were $.42 for the second quarter of 2001, an increase of $.02 or 5.0% from $.40 for the same quarter in 2000. These earnings resulted in a return on average assets of 1.19% compared to 1.24% for the same quarter in 2000. The return on average realized equity was 15.01% for the second quarter of 2001, versus 15.04% for the same period last year.

NET INTEREST INCOME

     The primary component of Sterling's revenue is net interest income, which is the difference between interest and fees on interest earning assets and interest accrued on deposits and borrowed funds. Interest income totaled $29,193,000 for the quarter ended June 30, 2001 compared to $27,835,000 for the same period 2000. This represents an increase of $1,358,000 or 4.9%. This increase in interest income was a result of a 10.3% increase in average interest earning assets during the quarter ended June 30, 2001 as compared to 2000, offset by a 40 b.p. decrease in yields earned on interest earning assets. Contributing to the decrease in yields was the lower interest rate environment in the first half of 2001, which has experienced a 275 b.p. reduction in the federal funds and prime interest rates during that period.

     Interest expense amounted to $14,949,000 for the quarter ended June 30, 2001 which was an increase of $886,000, or 6.3%, from $14,063,000 reported for the same period 2000. The increase in interest expense was attributable to an increase in average interest bearing liabilities, which increased 8.7% during the quarter ended June 30, 2001 as compared to 2000, offset slightly by a 6 b.p. decline on rates paid on interest bearing liabilities.

PROVISION FOR LOAN LOSSES

     The provision for loan losses increased $355,000 from $140,000 for the quarter ended June 30, 2000 to $495,000 in 2001. The provision reflects the amount deemed appropriate by management to provide an adequate reserve to meet the present risk characteristics of the loan portfolio. The increase in the provision reflects deterioration in the asset quality ratios, including an increase in net charge-offs as a percent of average loans outstanding. See further discussion in the allowance for loan losses section.

NONINTEREST INCOME

     Total noninterest income totaled $11,577,000 for the three months ended June 30, 2001 compared to $9,616,000 in 2000, an increase of 20.4%. The increase was primarily due to management's concerted efforts to continue to grow its noninterest income, combined with securities gains taken during the second quarter of 2001.

         Income from fiduciary activities increased 14.5% from $939,000 for the quarter ended June 30, 2000, to $1,075,000 for the comparable period in 2001. The increase in fiduciary income is due to the continued increase in assets under management. Although wealth management can generate new business, the fair value of assets under management is directly related to the stock market and interest rate environment. As many fiduciary fees are based on the fair value of assets managed, volatility in interest rates and the stock market could impact income from fiduciary activities.

     Mortgage banking income totaled $450,000 for the three months ended June 30, 2001, a 198.0% increase from the same period in 2000. The financial services industry has seen an increased volume of mortgage loan originations/ refinancings during 2001, a direct result of the lower interest rates on mortgage loan products offered in 2001 versus the same period in 2000.

     Rental income on operating leases has increased 10.6% from $5,457,000 for the quarter ended June 30, 2000 to $6,034,000 in 2001. This increase is due primarily to increases in the number of units under operating leases, which totaled 5,693 as of June 30, 2001, versus 5,048 at June 30, 2000.

     During the second quarter of 2001, securities gains totaled $1,441,000 compared to $263,000 in the comparable period in 2000. The increase in securities gains is a result of management's ongoing investment portfolio and balance sheet management strategies. During the quarter, Sterling sold a portion of its debt security portfolio in order to shorten the portfolio's duration. Due to the decline in interest rates during the year, Sterling was able to shorten the portfolio while taking gains on the sales of the securities. Additionally, certain financial institution sector stocks were sold in order to maximize earnings potential on these securities.

     Reflected in noninterest income for the quarter ended June 30, 2000 is $343,000 generated from the gain on the sale of real estate in Maryland.

NONINTEREST EXPENSES

     Noninterest expenses totaled $18,533,000 for the quarter ended June 30, 2001, compared to $16,646,000 for the same period in 1999. This represents an increase of $1,887,000, or 11.3%.

     Salaries and employee benefits totaled $7,390,000 for the quarter ended June 30, 2001, a $628,000 or 9.3% increase from the same period in 2000. This increase is attributable to the following factors:

         -        Normal merit increases for employees.

         - The growth that Sterling has experienced, including several branches opened in 2000 which were fully operational for the entire quarter ended June 30, 2001.

         - Duplication of a limited number of positions, in anticipation of operations transferring from one location to another. As a result, training had to be completed for the new employees, while severed employees worked through their arranged date.

         - Increases in employee benefit costs, particularly health and welfare plans, consistent with that noted nationwide.

     Occupancy expense increased from $812,000 for the quarter ended June 30, 2000 to $975,000 for the same period in 2001. This increase in occupancy expense is due primarily to a number of branches opened during 2000 that were operational for the entire period in 2001. The increase in the number of branches, as well as improvements made at existing branches, resulted in an increase in occupancy expense.

    Professional services increased to $649,000 for the quarter ended June 30, 2001, an increase of $171,000, or 35.8%, from the same period in 2000. The primary reason for the increase can be attributed to Sterling's increased reliance on services outsourced to third parties who can provide a greater degree of knowledge and experience to the organization than that which can be obtained internally. A second factor contributing to the increase is management's desire to increase awareness and recognition of the parent company's name. As a result, professional service fees were incurred in establishing, reserving and preserving the "Sterling" name in the communities served.

     Depreciation on leased property increased from $4,301,000 for the quarter ended June 30, 2000 to $4,750,000 for the same period in 2001. The increase is consistent with the growth noted in rental income on operating leases. Depreciation expense on leased property has remained at 79% of rental income on operating leases.

     Other operating expenses totaled $3,496,000 for the quarter ending June 30, 2001, an 11.8% increase over the same period in 2000, which totaled $3,127,000. The primary reason for the increase was the write-down of a low- income housing project that Sterling participates in, which resulted in a $190,000 charge to earnings. The remainder of the increase is attributable to increased volumes and the number of branches open during the quarter.

INCOME TAXES

     Income tax expense for the quarter ended June 30, 2001 was $1,555,000, resulting in an effective tax rate of 22.9%, versus 24.4% in 2000. The primary difference between the effective tax rate and the statutory tax rate of 35% is due to tax exempt interest income, offset somewhat by Maryland state income taxes. The decrease in the effective tax rate is the result of a greater pre-tax income from tax-free investments, as well as a lower percentage of consolidated 2001 taxable income being earned in Maryland, which is subject to a state income tax rate of 7%.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

OVERVIEW

     Net income for the six months ended June 30, 2001 was $9,982,000 versus $9,664,000 in 2000, an increase of $318,000 or 3.3%. Basic earnings per share was $.80 in 2001, an increase of $.03 or 3.9% from $.77 for the same period in 2000. Diluted earnings per share for the six months ended June 30, 2001 was

$.79. These earnings resulted in a return on average assets of 1.16% and return on average realized equity of 14.51% for the six months ended June 30, 2001, versus 1.22% and 14.70%, respectively, in the corresponding period of 2000.

NET INTEREST INCOME

         The following table summarizes, on a fully taxable equivalent basis, 35% tax rate, net interest income and net interest margin for the six months ended June 30, 2001 and 2000:

(Dollars in thousands)
                                                    2001                                         2000
                                    ------------------------------------        ------------------------------------
                                      Average                     Yield/          Average                     Yield/
                                      Balance       Interest       Rate           Balance        Interest      Rate
                                    -----------    -----------    ------        -----------    -----------    ------
Interest earning assets:
Securities, federal funds
  sold and short-term
  investments                       $   540,494    $    18,091      6.75%       $   458,387    $    16,074      7.05%
Loans                                 1,049,568         43,571      8.37%           980,895         41,280      8.46%
                                    -----------    -----------    ------        -----------    -----------    ------
                                      1,590,062         61,662      7.82%         1,439,282         57,354      8.01%
                                    -----------    -----------    ------        -----------    -----------    ------
Interest bearing liabilities:
 Deposits                             1,266,507         26,607      4.24%         1,149,927         23,515      4.11%
 Borrowings                             136,287          3,973      5.88%           118,009          3,585      6.11%
                                    -----------    -----------    ------        -----------    -----------    ------
                                      1,402,794         30,580      4.40%         1,267,936         27,100      4.30%
                                    -----------    -----------    ------        -----------    -----------    ------
Interest rate spread                                                3.42%                                       3.71%
                                                                  ======                                      ======
Net interest income (FTE)/
 Net interest margin                                    31,082      3.94%                           30,254      4.23%
                                                                  ======                                      ======
Taxable-equivalent adjustment                           (3,133)                                     (2,685)
                                                   -----------                                 -----------
Net interest income                                $    27,949                                 $    27,569
                                                   ===========                                 ===========

         Interest income, on a tax equivalent basis, totaled $61,662,000 for the six months ended June 30, 2001, an increase of $4,308,000 from 2000. This increase in interest income was a result of a 10.5% increase in average interest earning assets, offset by a 19 b.p. reduction in yield earned on those assets. Contributing to the decrease in the yield was lower interest rates in the first half of 2001, including a 275 b.p. reduction in federal funds and prime interest rates during that period. This decrease in rates immediately impacts the short-term investment portfolio, including federal funds sold, as well as the variable rate loan portfolio.

         Interest expense amounted to $30,580,000 for the first six months of 2001, reflecting an increase of $3,480,000 from the $27,100,000 accrued in 2000. This increase was a result of a 10.6% increase in average interest bearing liabilities and an increase in rates paid of 10 b.p. Although the declining interest rate environment resulted in a lower cost of borrowed funds, rates paid on deposits in 2001 exceeded that in 2000. There is a delayed impact of interest rate reductions in the deposit portfolio, as the majority of the expense is time deposits, which reprice only upon maturity of the certificates of deposit.

         Sterling experienced a decline in its net interest margin as there was a decrease in rates earned on interest earning assets combined with an increase in rates accrued on interest bearing liabilities. Although there can be no assurances, management believes the interest rate has stabilized, which should result in improvements in net interest margin during the second half of 2001 as compared to that earned in the first half of the year.

PROVISION FOR LOAN LOSSES

         The provision for loan losses increased $507,000 from $290,000 for the six months ended June 30, 2000 to $797,000 for the comparable period in 2001. The provision for loan losses is based upon the quarterly review of the loan portfolio and reflects the amount deemed appropriate by management to provide an adequate reserve to meet the present risk characteristics of the loan portfolio. The increase in the provision reflects weakening asset quality rations, including an increase in net charge-offs as a percentage of average loans outstanding.

NONINTEREST INCOME

         Total noninterest income amounted to $21,571,000 for the six months ended June 30, 2001, reflecting an increase of $3,055,000 from $18,516,000 reported in 2000. The increase in noninterest income was primarily due to management's concerted efforts to continue to grow its noninterest income. Additionally, increased securities gains contributed to the growth in noninterest income.

     Mortgage banking income totaled $670,000 for the six months ended June 30, 2001, a 122.6% increase from the same period in 2001. The financial services industry has seen an increased volume of mortgage loan originations/ refinancings during 2001, a direct result of lower interest rates on mortgage loan products offered in 2001 versus the same period in 2000.

         Rental income on operating leases has increased 11.7% from $10,724,000 for the six months ended June 30, 2000 to $11,975,000 in 2001. The increase in rental income is primarily due to an increase in the number of units under operating leases, which totaled 5,693 as of June 30, 2001, versus 5,048 at June 30, 2000.

         During the first six months of 2001, securities gains totaled $1,920,000, as compared to $523,000 in the comparable period in 2000. The increase in securities gains is a result of management's ongoing investment portfolio and balance sheet management strategies. During the first six months of 2001, Sterling sold a portion of its debt security portfolio in order to shorten the portfolio's duration. Due to the decline in interest rates during the year, Sterling was able to shorten the portfolio while taking gains on the sales of the securities. Additionally, certain financial institution sector stocks were sold in order to maximize earnings potential on these securities.

         Reflected in noninterest income in 2000 is $343,000 generated from the sale of real estate in Maryland.

NONINTEREST EXPENSES

         Noninterest expenses totaled $35,913,000 for the six months ended June 30, 2001, an increase of $2,888,000, or 8.7%, from 2000. Salaries and employee benefits totaled $14,498,000 for the six months ended June 30, 2001, a $1,043,000, or 7.8% increase from the same period in 2000. This increase is attributable to the following factors:

         -        Normal merit increases for employees.

         - The growth that Sterling has experienced, including several branches opened in 2000 which were fully operational for the entire six months ended June 30, 2001.

         - Duplication of a limited number of positions in anticipation of operations transferring from one location to another. As a result, training had to be completed for the new employees, while severed employees worked through their arranged date.

         - Increases in employee benefit costs, particularly health and welfare plans, consistent with that noted nationwide.

     Occupancy expense increased from $1,735,000 for the six months ended June 30, 2000 to $1,965,000 for the same period in 2001. The increase in occupancy expense was due primarily to several new branches that were opened in 2000, being in operation for the entire six months in 2001, but only a portion of the period in 2000. The increase in the number of branches, as well as improvements made at existing branches, resulted in an increase in occupancy expense.

     Depreciation on leased property totaled $9,428,000 for the six months ended June 30, 2001 compared to $8,466,000 in 2000. The increase is consistent with the growth noted in rental income on operating leases. Depreciation expense on leased property has remained at 79% of rental income on operating leases.

     Professional services totaled $1,106,000 for the six months ended June 30, 2001, versus $992,000 for six months ended June 30, 2000. This $114,000, or 11.5% increase can be primarily attributed to Sterling's increased reliance on services outsourced to third parties who can bring a greater degree of knowledge and experience to the organization than that which can be obtained internally. A second factor contributing to the increase is management's desire to increase awareness of the holding company's name. As a result, professional service fees were incurred in establishing, reserving and preserving the "Sterling" name in the communities served.

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

     Operating expense levels are often measured by the efficiency ratio, which expresses noninterest expense as a percentage of tax-equivalent net interest income and total fees and other income. Operating leases significantly impact Sterling's consolidated efficiency ratio, which tends to drive the ratio higher than is typically achieved on financial institutions with no similar operating lease portfolio. In order to effectively monitor the efficiency ratio, Sterling monitors this ratio on its two significant operating segments:

     -  community banking and related services, and

     -  leasing.

         Sterling's efficiency ratio for the community banking segment was 64% for the six months ended June 30, 2001 compared to 62% for the same period 2000. The leasing segment's efficiency ratio has improved from 93% for the six months ended June 30, 2000 to 91% for the same period in 2001. The increase in the community banking's ratio is the result of higher noninterest expenses, as discussed above, without a corresponding increase in revenues. This can be attributed to certain redundancies in operational staffing in anticipation of centralizing the support units, and the opening of the three denovo branches in 2000, whose revenue streams are building.

INCOME TAXES

         Income tax expense for the six months ended June 30, 2001 amounted to $2,828,000 compared to $3,106,000 in 2000. This resulted in an effective tax rate of 22% in 2000, versus 24% in 1999. The difference between the effective tax rate and the statutory tax rate of 35% is primarily due to tax exempt interest income, offset by Maryland state income taxes. The decrease in the effective tax rate is primarily attributable to the increase in tax-exempt interest as a percent of taxable income. A second factor which lowered the effective income tax rate in 2001 is a lower portion of pre-tax income being earned in Maryland, which is subject to a state income tax of 7%.

FINANCIAL CONDITION

     Total assets at June 30, 2001 amounted to $1,786,962,000 compared to $1,726,138,000 at December 31, 2000. This represents an increase of $60,824,000, or 3.5% over that period of time.

SECURITIES

     As of June 30, 2001, securities totaled $489,145,000, which represents a modest increase over the December 31, 2000 balance of $486,381,000. Sterling utilizes investment securities to generate interest and dividend income, to manage interest rate risk, and to provide liquidity for other banking needs. The growth in the security portfolio, in part, reflects the trend in loans, deposits and borrowed funds during the first half of 2001. During the first six months of 2001, Sterling was able to increase deposits by $51,357,000. This growth in deposits was primarily used to fund the growth in loans and mortgage loans held for sale, totaling $49,894,000, and to reduce the borrowings associated with the operating lease portfolio. As a result, the security portfolio's growth during the six months ended June 30, 2001 was exclusively related to unrealized gains on securities available for sale.

     Sterling maintains sufficient liquidity to meet anticipated loan growth and deposit withdrawal needs.

LOANS

     Net loans have grown by 3.4%, from $1,021,499,000 at December 31, 2000 to $1,055,885,000 at June 30, 2001. This growth was primarily experienced in the commercial and consumer loan portfolios. During the first half of 2001, Sterling has noted a slight downturn in the economy, resulting in lower financing requirements of its customers. As a result, growth achieved during the first half of 2001 has not matched the growth experienced in 2000.

ALLOWANCE FOR LOAN LOSSES

     Sterling's allowance for loan losses was $11,205,000 at June 30, 2001, or 1.05% of loans outstanding compared to 1.13% at December 31, 2000.

     The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans as of June 30, 2001 and December 31, 2000 (in thousands):

                                                         JUNE 30,   December 31,
                                                           2001          2000
                                                         -------    ------------
      Nonaccrual loans                                   $ 7,024      $ 3,102
      Accruing loans, past due 90 days or more             1,388        1,145
      Restructured loans                                   1,833        1,851
                                                         -------       ------
          Total non-performing loans                      10,245        6,098
      Foreclosed assets                                      448          469
                                                         -------      -------
          Total non-performing assets                    $10,693      $ 6,567
                                                         =======      =======

      Non-performing loans to total loans                   0.96%        0.59%

      Allowance for loan losses to non-performing loans      109%         192%

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

     As of June 30, 2001, nonperforming assets totaled $10,693,000, an increase of $4,126,000, from December 31, 2000. This increase in nonaccrual loans is primarily the result of two large credits that moved into nonaccrual status during the first quarter of 2001. These loans are secured by assets, including real estate, which mitigates the risk of loss associated with these credits. As a result of the increase in nonaccrual loans, Sterling experienced an increase in non-performing loans to total loans outstanding, as well as non-performing assets to total loans and foreclosed assets. However, these levels are within acceptable limits and consistent with Sterling's peer group.

     Potential problem loans are defined as performing loans which have characteristics that cause management to have serious doubts as to the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as nonperforming loans in the future. Total potential problem loans approximated $2,040,000 at June 30, 2001. Additionally, outstanding letter of credit commitments totaling approximately $1,792,000 could result in potential problem loans if drawn upon. The majority of these loans are secured by real estate with acceptable loan-to-value ratios.

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

     Management believes the above methodology accurately reflects losses inherent in the portfolio. Management periodically updates the methodology discussed above, which reduces the difference between actual losses and estimated losses.
     A rollforward of the allowance for loan losses for the six months ended June 30, 2001 and 2000 were as follows (in thousands):


                                                           2001        2000
                                                          -------     -------
            Balance at January 1                          $11,716     $11,875
            Provision for loan losses charged to income       797         289
            Loans charged-off                              (1,543)       (270)
            Recoveries of loans previously charged off        235         214
                                                          -------     -------
            Balance at June 30                            $11,205     $12,108
                                                          =======     =======

            Net charge-offs to average loans outstanding      .13%        .01%

         The $1,252,000 increase in net charge-offs for the six months ended June 30, 2001 compared 2000 was primarily the result of two factors. First, one large relationship totaling $765,000 was charged-off during the first quarter of 2001. The events that led to the charge-off of this credit became known in the first quarter of 2001, however, a reserve sufficiently covering the credit was established at December 31, 2000. A second reason contributing to the increase in charge-offs is the result of rising fuel prices and a slight downturn in the economy. These factors resulted in the deterioration of the credit quality of transportation industry customers, which led to increased charge-offs during 2001.

ASSETS HELD FOR OPERATING LEASES

         During the first six months of 2001, Sterling increased the balance of assets held for operating leases from $54,294,000 at year-end 2000 to $58,043,000 at June 30, 2001. Sterling recognizes that leasing operations represent a growth opportunity for Sterling and has committed resources to expand this business. These resources include increased marketing efforts, not only in developing customer relationships, but also in maintaining existing customers. This approach has led to an increase in the number of new units leased within our customer base.

DEPOSITS

     Total deposits at June 30, 2001 totaled $1,471,657,000 compared to $1,420,300,000 at December 31, 2000. This represents an increase of $51,357,000, or 3.6%, during this period of time. The increase in deposits is attributable to successful marketing, and competitive pricing, particularly in time deposits and cash management accounts.

BORROWINGS

     Short term borrowings totaled $24,431,000 at June 30, 2001, a decrease of $1,225,000 from December 31, 2000. Long-term debt decreased by $3,294,000 from December 31, 2000 to June 30, 2001, and totaled $110,556,000. Sterling has been able to reduce its total borrowings due to the growth in deposit funding, as discussed above.

CAPITAL

       Total stockholder's equity increased $9,410,000 from December 31, 2000 to June 30, 2001. This increase was primarily the result of operating activities, consisting of net income for the period of $9,982,000, less dividends declared of $4,763,000, and unrealized gains on securities available for sale, net of tax, of $4,428,000.

     During the first quarter of 2001, the Corporation announced the Board of Directors authorized the repurchase of up to 150,000 shares of the outstanding common stock. Through June 30, 2001, 19,077 shares have been repurchased under this repurchase program. As of June 30, 2001, Sterling has treasury stock totaling $237,000.

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

     Quantitative measures established by regulation to ensure capital adequacy require Sterling and its banking subsidiaries to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of June 30, 2001 and December 31, 2000, that Sterling and the subsidiary banks met all minimum capital adequacy requirements to which they are subject and are categorized as "well capitalized".

         Sterling's capital ratios as of June 30, 2001 and December 31, 2000 and related regulatory minimum requirements are as follows:

                                                            Per Regulation
                                                      -------------------------
                                                                       (1)
                            June 30,   December 31,    Minimum         Well
                              2001         2000       Requirement   Capitalized
                              ----         ----       -----------   -----------
Total capital to
  risk weighted assets       11.2%        11.5%          8.0%         10.0%
Tier 1 capital to
  risk weighted assets       10.3%        10.5%          4.0%          6.0%
Tier 1 capital to
  average assets              7.9%         7.4%          4.0%          5.0%

(1) represents amounts for the banking subsidiaries and not Sterling, as prompt corrective action provisions are not applicable to bank holding companies.

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


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At June 30, 2001, there have been no material changes to information regarding Quantitative and Qualitative Disclosures About Market Risk as presented in the 2000 Annual Report on Form 10-K.

\                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     As of June 30, 2001, there were no material pending legal proceedings, other than ordinary routine litigation incidental to business, to which Sterling or its subsidiaries are a party or of which any of their property is the subject.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders of Sterling Financial Corporation was held on May 2, 2001.

         The following individuals were elected to Sterling Financial Corporation's Board of Directors to hold office for the terms specified:


           Nominee                    Votes For               Votes Withheld
           -------                    ---------               --------------
                               For a Term of One Year
                               ----------------------
        Terrence L. Hormel           9,236,375                  153,218

                               For a Term of Two Years
                               -----------------------
         J. Bradley Scovill           9,237,047                  152,547

                               For a Term of Three Years
                               -------------------------
         Richard H. Albright, Jr.     9,251,613                  137,980
         Bertram F. Elsner            9,251,752                  137,841
         Howard E. Groff, Jr.         9,252,366                  137,228
         John E. Stefan               9,252,334                  137,260
         Glenn R. Walz                9,252,366                  137,288

         There are seven continuing directors whose terms of office will expire at the 2002 or 2003 annual meeting. They are as follows:

         S. Amy Argudo                         J. Roger Moyer, Jr.
         Joan R. Henderson                     E. Glenn Nauman
         Calvin G. High                        W. Garth Sprecher
         David E. Hosler

         The following proposal was approved at Sterling Financial Corporation's Annual Meeting:

                                                  Votes      Votes      Broker
                                     Votes For   Against   Abstained   Non-votes
                                     ---------   -------   ---------   ---------
Proposal to ratify the selection
of Ernst & Young, LLP as the
corporation's independent certified
public accountants for the year
ending December 31, 2001             9,088,821   115,211    185,561       7

ITEM 5 - OTHER INFORMATION

         Not applicable.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

          21.  Subsidiaries of the Registrant


         (b) Reports on Form 8-K

              During the quarter ended June 30, 2001, the registrant filed the following reports on Form 8-K.

        Date of Report        Item                  Description
        April 17, 2001          5           Press release announcing
                                            Approval of Financial Holding
                                            Company status

        April 24, 2001          5           Press release announcing First
                                            Quarter Earnings

        May 2, 2001             9           Annual meeting of shareholders
                                            slide presentation

        May 23, 2001            5           Press release announcing
                                            dividend declaration

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Sterling Financial Corporation

Date: August 10, 2001                    By: /s/ John E. Stefan
     ------------------                     -----------------------------------
                                            John E. Stefan
                                            Chairman of the Board, President
                                              and Chief Executive Officer

Date: August 10, 2001                    By: /s/ Douglas P. Barton
     ------------------                     -----------------------------------
                                            Douglas P. Barton
                                            Vice President, Chief Accounting
                                              Officer