Form 10-Q
period 2001-09-30
STERLING FINANCIAL CORP /PA/
filed 2001-11-14
CIK 811671

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
(Mark One)
    X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2001

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

Common Stock, $5.00 Par Value-12,510,216 shares outstanding as of October 31, 2001.

                 Sterling Financial Corporation and Subsidiaries

                                      Index

PART I - FINANCIAL INFORMATION                                      Page

Item 1 - Financial Statements (Unaudited)

         Consolidated Balance Sheets
         as of September 30, 2001 and December 31, 2000.              3

         Consolidated Statements of Income
         for the Three Months and Nine Months ended
         September 30, 2001 and 2000.                                 4

         Consolidated Statements of Comprehensive Income
         for the Three Months and Nine Months ended
         September 30, 2001 and 2000.                                 4

         Consolidated Statements of Cash Flows
         for the Nine Months ended

         September 30, 2001 and 2000.                                 5

         Notes to Consolidated Financial Statements.                  6

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          9

Item 3 - Quantitative and Qualitative Disclosure about Market Risk   19


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                           20

Item 2 - Changes in Securities and Use of Proceeds                   20

Item 3 - Defaults Upon Senior Securities                             20

Item 4 - Submission of Matters to a Vote of Securities Holders       20

Item 5 - Other Information                                           20

Item 6 - Exhibits and Reports on Form 8-K                            20

Signature Page                                                       21

                         Part I - Financial Information
                 STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                  SEPTEMBER 30,  December 31,
(Dollars in thousands)                                                2001          2000
                                                                    --------       ------
ASSETS

Cash and due from banks........................................... $   53,845   $   61,287
Federal funds sold................................................     10,240       42,280
                                                                      -------     --------
  Cash and cash equivalents.......................................     64,085      103,567
Interest-bearing deposits in banks................................        231          516
Short-term investments............................................      1,010          603
Mortgage loans held for sale......................................     10,014        1,978
Securities held-to-maturity(fair value 2001-$44,595; 2000-$51,854)     43,048       51,085
Securities available-for-sale.....................................    506,160      435,296
Loans, net of allowance for loan losses 2001-$11,593; 2000-$11,716  1,055,019    1,021,499
Assets held for operating leases, net.............................     57,941       54,294
Premises and equipment, net.......................................     31,111       29,807
Other real estate owned...........................................        217          419
Accrued interest receivable.......................................     11,971       11,987
Other assets......................................................     13,972       15,087
                                                                    ---------    ---------
TOTAL ASSETS...................................................... $1,794,779   $1,726,138
                                                                    =========    =========

LIABILITIES
Deposits:

  Noninterest-bearing............................................. $  173,604   $  171,370
  Interest-bearing................................................  1,318,557    1,248,930
                                                                    ---------    ---------
    Total deposits................................................  1,492,161    1,420,300
                                                                    ---------    ---------
Short-term borrowings................................ ............     14,833       25,656
Long-term debt....................................................    104,035      113,850
Accrued interest payable..........................................     10,507       10,080
Other liabilities.................................................     19,572       16,905
                                                                    ---------    ---------
TOTAL LIABILITIES.................................................  1,641,108    1,586,791
                                                                    ---------    ---------
STOCKHOLDERS' EQUITY

Common Stock -($5.00 par value)...................................     62,733       62,732
   No. shares authorized: 35,000,000
   No. shares issued: 2001 - 12,546,663; 2000 - 12,546,477
   No. shares outstanding: 2001 - 12,516,307; 2000 - 12,546,477
Capital surplus...................................................     17,855       17,856
Retained earnings.................................................     64,039       56,261
Accumulated other comprehensive income ...........................      9,678        2,498
Common stock in treasury, at cost (2001 - 30,356; 2000 - 0).......       (634)          --
                                                                    ---------    ---------
TOTAL STOCKHOLDERS' EQUITY........................................    153,671      139,347
                                                                    ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........................ $1,794,779   $1,726,138
                                                                    =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                 STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                           Three Months Ended     Nine Months Ended
                                                              September 30,        September 30,
(Dollars in thousands, except per share data)               2001        2000       2001     2000
                                                            ----        ----       ----     ----
INTEREST AND DIVIDEND INCOME

Loans, including fees................................   $  21,373   $  21,707   $ 64,382  $ 62,491
Debt securities
    Taxable..........................................       4,710       4,570     14,382    13,686
    Tax-exempt.......................................       2,213       1,985      6,336     5,636
Dividends............................................         160         217        584       640
Federal funds sold...................................         547         408      1,807     1,031
Deposits in other banks..............................          14          23         55        97
                                                        ---------   ---------   --------  --------
     Total interest and dividend income..............      29,017      28,910     87,546    83,581
INTEREST EXPENSE                                        ---------   ---------   --------  --------
Deposits.............................................      12,243      13,266     38,850    36,780
Short-term borrowings................................         107         407        543     1,465
Long-term debt.......................................       1,790       1,607      5,327     4,136
                                                        ---------   ---------   --------  --------
     Total interest expense..........................      14,140      15,280     44,720    42,381
                                                        ---------   ---------   --------  --------
Net interest income..................................      14,877      13,630     42,826    41,200
                                                        ---------   ---------   --------  --------
Provision for loan losses............................         290         158      1,087       447
                                                        ---------   ---------   --------  --------
     Net interest income after
       provision for loan losses.....................      14,587      13,472     41,739    40,753
NONINTEREST INCOME                                      ---------   ---------   --------  --------
Income from fiduciary activities.....................       1,022         936      3,099     2,892
Service charges on deposit accounts..................       1,206       1,185      3,621     3,516
Other service charges, commissions and fees..........       1,089         866      2,971     2,634
Mortgage banking income..............................         651         220      1,321       521
Rental income on operating leases....................       6,153       5,668     18,129    16,392
Gain on sale of real estate..........................          --          --         21       343
Other operating income...............................         367         283        977       854
Securities gains.....................................         538         134      2,458       657
                                                        ---------   ---------   --------  --------
     Total noninterest income........................      11,026       9,292     32,597    27,809
NONINTEREST EXPENSES                                    ---------   ---------   --------  --------
Salaries and employee benefits.......................       8,025       7,163     22,523    20,618
Net occupancy........................................         910         810      2,876     2,544
Furniture and equipment..............................       1,261       1,126      3,699     3,442
Professional services................................         540         440      1,647     1,433
Depreciation on operating lease assets...............       4,862       4,457     14,290    12,923
Merger related costs.................................          --       2,881         --     2,881
Other................................................       3,464       2,880      9,940     8,943
                                                        ---------   ---------   --------  --------
      Total noninterest expenses.....................      19,062      19,757     54,975    52,784
                                                        ---------   ---------   --------  --------
INCOME BEFORE INCOME TAXES...........................       6,551       3,007     19,361    15,778
Income tax expense...................................       1,484         608      4,312     3,715
                                                        ---------   ---------   --------  --------
NET INCOME...........................................   $   5,067   $   2,399   $ 15,049  $ 12,063
Per share information:                                  =========   =========   ========  ========
 Basic and diluted earnings per share................   $     .40   $     .19   $   1.20  $    .96
 Dividends declared..................................         .20   $     .19        .58       .56

OTHER COMPREHENSIVE INCOME

NET INCOME...........................................   $   5,067   $   2,399   $ 15,049  $ 12,063
                                                        ---------   ---------   --------  --------
Other comprehensive income, net of tax
 Unrealized gains (losses) on securities available
  for sale arising during the period.................       3,102       4,434      8,778     3,077
 Reclassification adjustment for gains included in
  net income.........................................        (350)        (87)    (1,598)     (427)
                                                        ---------    --------   --------  --------
 Other comprehensive income..........................       2,752       4,347      7,180     2,650
                                                        ---------    --------   --------  --------
COMPREHENSIVE INCOME.................................   $   7,819    $  6,746   $ 22,229  $ 14,713
                                                        =========    ========   ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         STERLING FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                Nine Months Ended
                                                                   September 30,
(Dollars in thousands)                                           2001         2000
                                                                 ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES

 Net income..............................................     $  15,049      $12,063
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation..........................................        17,505       15,755
   Accretion and amortization of investment securities...           (43)          65
   Provision for loan losses.............................         1,087          447
   (Gain) on sale of real estate.........................           (21)        (343)
   (Gain) on sales of securities available-for-sale......        (2,458)        (657)
   (Gain) on sale of mortgage loans......................          (579)         (94)
   Proceeds from sales of mortgage loans.................        94,276       21,636
   Origination of mortgage loans held for sale...........      (101,733)     (20,919)
   Change in operating assets and liabilities:
    (Increase) decrease in accrued interest receivable
      and other assets...................................         1,333       (2,151)
    Increase in accrued interest payable.................           427        3,669
    Increase  in other liabilities.......................        (1,328)        (750)
                                                             ----------    ---------
   Net cash provided by operating activities.............        23,515       28,721
                                                             ----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES

 Net decrease in interest-bearing deposits in other banks           285        2,217
 Net increase in short-term investments..................          (407)        (673)
 Proceeds from sales of securities available-for-sale....        23,565       11,979
 Proceeds from maturities or calls of securities
    held-to-maturity.....................................        12,000        8,918
 Proceeds from maturities or calls of securities
    available-for-sale...................................        90,500       28,905
 Purchases of securities held-to-maturity................        (3,960)        (542)
 Purchases of securities available-for-sale..............      (171,378)     (75,160)
 Net loans and direct finance leases made to customers...       (34,607)     (76,406)
 Purchases of equipment acquired for operating leases,net       (18,371)     (18,362)
 Purchases of premises and equipment.....................        (4,461)      (2,557)
 Proceeds from sale of premises and equipment............           397          795
                                                             ----------    ---------
     Net cash used by investing activities...............      (106,437)    (120,886)
                                                             ----------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES

 Net increase in deposits................................        71,861       86,089
 Net decrease in short-term borrowings...................       (10,823)     (16,043)
 Proceeds from issuance of long-term debt................        28,100       50,000
 Repayments of long-term debt............................       (37,915)     (20,974)
 Proceeds from issuance of common stock..................             3           16
 Cash dividends .........................................        (7,148)      (6,620)
 Cash paid in lieu of fractional shares..................            --           (8)
 Purchase of treasury stock..............................          (925)          --
 Proceeds from issuance of treasury stock................           287           52
                                                             ----------    ---------
    Net cash provided by financing activities............        43,440       92,512
                                                             ----------    ---------
 Net change in cash and cash equivalents.................       (39,482)         347
CASH AND CASH EQUIVALENTS:

 Beginning of period.....................................       103,567       71,679
                                                             ----------    ---------
 End of period...........................................    $   64,085    $  72,026
                                                             ==========     ========



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

     Operating results for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

     Earnings per common share for the three months and nine months ended September 30, 2001 and 2000 have been computed based on the following (dollars in thousands):

                                   Three Months Ended        Nine Months Ended
                                      September 30,            September 30,
                                    2001          2000        2001         2000
                                    ----          -----       ----         -----
Net income available to
  stockholders                  $    5,067    $    2,399   $   15,049    $   12,063
                                 ==========    ==========  ==========    ==========
Average number of shares
  outstanding                   12,523,465    12,545,673   12,534,333    12,543,882
Effect of dilutive stock
  options                           71,691         1,729       46,645        14,266
                                ----------    ----------   ----------    ----------
Average number of shares
  outstanding used to
  calculate diluted earnings
  per share                     12,595,156    12,547,402   12,580,978    12,558,148
                                ==========    ==========   ==========    ==========

     Reclassifications - Certain items in the 2000 consolidated financial statements have been reclassified to conform with 2001 presentation format.

Note 2 - Acquisition

         On November 5, 2001, Sterling announced that it had reached an agreement to acquire Equipment Finance, Inc., a commercial finance company that specializes in financing forestry and land clearing equipment. Under the terms of the agreement, shareholders of Equipment Finance will receive consideration of $30 million of which approximately 70% will be paid in stock and 30% in cash. The transaction is expected to be completed in the first quarter of 2002, and will be accounted for under the purchase method.

Note 3 - Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 eliminates the pooling-of-interest method of accounting in business combinations initiated after June 30, 2001, and requires companies to use the purchase method of accounting. This new standard will impact the future acquisition strategies of Sterling, but will not have an impact on its existing financial condition or its results of operations.

         Statement No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets, and supersedes APB Opinion No.
17. Statement 142 provides guidance on how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements at acquisition. Further, the Statement requires periodic impairment evaluation and other accounting guidance on goodwill and other intangible assets after they have been initially recognized in the financial statements.

         Statement 142 will become effective for Sterling on January 1, 2002 and will apply to all goodwill and other intangible assets recognized in the balance sheet at that date. Upon adoption of Statement 142, Sterling will cease amortizing its goodwill, and will perform impairment tests on its intangible assets according to the new provisions of the statement. The impact of adopting Statement 142 is not expected to have a material impact on Sterling's financial condition or results of operations.

Note 4 - Segment Information

     Sterling has two reportable segments: 1) community banking and related services, and 2) leasing operations. The community-banking segment provides financial services to consumers, business and governmental units in south central Pennsylvania and northern Maryland. These services include providing various types of loans to customers, wealth management services, accepting deposits, and other typical bank services, including corporate investing. The leasing segment provides vehicle and equipment financing alternatives to businesses primarily located in south central Pennsylvania and northern Maryland, although assets are located throughout the United States.

    Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three months and nine months ended September 30 is as follows (in thousands):

                                   Community
                                  Banking and
                                     Related                     Intersegment     Consolidated
                                    Services       Leasing       Eliminations        Totals
                                  -----------     ---------      ------------     ------------
 THREE MONTHS ENDED
  SEPTEMBER 30, 2001
   Interest and dividend income     $ 28,516       $  1,866       $  (1,365)       $   29,017
   Interest expense                   13,530          1,975          (1,365)           14,140
   Provision for loan losses             125            165           ---                 290
   Noninterest income                  4,740          6,286           ---              11,026
   Noninterest expenses               13,448          5,614           ---              19,062
   Income before income taxes          6,153            398           ---               6,551
   Income tax expense                  1,318            166           ---               1,484
   Net income                          4,835            232           ---               5,067


 THREE MONTHS ENDED
  SEPTEMBER 30, 2000
   Interest and dividend income     $ 28,538       $  1,749        $ (1,377)        $  28,910
   Interest expense                   14,697          1,960          (1,377)           15,280
   Provision for loan losses             128             30            ---                158
   Noninterest income                  3,489          5,803            ---              9,292
   Noninterest expenses               14,588          5,169            ---             19,757
   Income before income taxes          2,614            393            ---              3,007
   Income tax expense                    443            165            ---                608
   Net income                          2,171            228            ---              2,399

 NINE MONTHS ENDED
   SEPTEMBER 30, 2001
   Interest and dividend income     $ 86,199       $  5,484      $   (4,137)       $   87,546
   Interest expense                   42,986          5,871          (4,137)           44,720
   Provision for loan losses             595            492           ---               1,087
   Noninterest income                 14,031         18,566           ---              32,597
   Noninterest expenses               38,458         16,517           ---              54,975
   Income before income taxes         18,191          1,170           ---              19,361
   Income tax expense                  3,821            491           ---               4,312
   Net income                         14,370            679           ---              15,049

   Assets                          1,737,246        143,317         (85,784)        1,794,779

NINE MONTHS ENDED
  SEPTEMBER 30, 2000
   Interest and dividend income     $ 82,177       $  4,995       $ (3,591)          $ 83,581
   Interest expense                   40,358          5,614         (3,591)            42,381
   Provision for loan losses             357             90            ---                447
   Noninterest income                 11,007         16,802            ---             27,809
   Noninterest expenses               37,790         14,994            ---             52,784
   Income before income taxes         14,679          1,099            ---             15,778
   Income tax expense                  3,254            461            ---              3,715
   Net income                         11,425            638            ---             12,063

   Assets                           1,618,079        133,116        (82,973)         1,668,222

Note 5 - Restructuring Costs

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

     The following summarizes the restructuring expenses charged to operations during 2000, and the remaining balance in restructuring accrual at September 30, 2001. The remaining unpaid expenses are expected to be paid throughout 2001-2002.

                                      Initial         Accrual at
 (In thousands)                       Expense     September 30, 2001
                                      -------     ------------------
   Employee termination                $  718          $  457
   Asset disposals/write-downs            334             ---
   Noncancellable contracts               312             121
   Professional fees                       88              28
   Other                                   20              20
                                      -------          ------
                                       $1,472          $  626
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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

OVERVIEW

     Net income for the quarter ended September 30, 2001 was $5,067,000 compared to $2,399,000 in 2000, an increase of $2,668,000 or 111.2%. Basic and diluted earnings per share were $.40 for the second quarter of 2001, an increase of $.21 or 110.5% from $.19 for the same quarter in 2000. These earnings resulted in a return on average assets of 1.11% compared to .58% for the same quarter in 2000. The return on average realized equity was 14.10% for the third quarter of 2001, versus 7.01% for the same period last year.

     The 2000 operating results include $2,252,000 in tax effected merger-related costs and restructuring charges. These expenses resulted from acquisition and certain merger integration costs with Hanover Bancorp, Inc., which was consummated in the third quarter of 2000. The effect of these charges reduced basic and diluted earnings per share by $.18 per share for the quarter ended September 30, 2000. Excluding merger related and restructuring charges, operating income totaled $4,651,000 for the quarter September 30, 2000.

NET INTEREST INCOME

     The primary component of Sterling's revenue is net interest income, which is the difference between interest and fees on interest earning assets and interest accrued on deposits and borrowed funds. Interest income totaled $29,017,000 for the quarter ended September 30, 2001 compared to $28,910,000 for the same period in 2000. This represents an increase of $107,000 or .4%. This increase in interest income was a result of a 7.9% increase in average interest earning assets during the quarter ended September 30, 2001 as compared to 2000, offset by a 57 basis point (b.p.) decrease in yields earned on interest earning assets (on a tax-equivalent basis). Contributing to the decrease in yields was the lower interest rate environment in the nine months of 2001, which has experienced a 450 b.p. reduction in the prime interest rates during that period.

     Interest expense amounted to $14,140,000 for the quarter ended September 30, 2001, which was a decrease of $1,140,000, or 7.5%, from $15,280,000 reported for the same period 2000. The decrease in interest expense was attributable to a 70 b.p. decline on rates paid on interest bearing liabilities during the period, offset by an 8.9% increase in average interest bearing liabilities in 2001 compared to 2000.

         Net interest income totaled $14,877,000 for the quarter ended September 30, 2001, a 9.1% increase over comparable period in 2000. This increase is the direct result of a $118,026,000 increase in average interest earning assets, and an slight increase in the net interest margin of 3.99% in 2001, versus 3.98% in 2000.

PROVISION FOR LOAN LOSSES

     The provision for loan losses increased $132,000 from $158,000 for the quarter ended September 30, 2000 to $290,000 in 2001. The provision reflects the amount deemed appropriate by management to provide an adequate reserve to meet the present risk characteristics of the loan portfolio. The increase in the provision reflects deterioration in the asset quality ratios, including an increase in net charge-offs as a percent of average loans outstanding. See further discussion in the allowance for loan losses section.

NONINTEREST INCOME

     Total noninterest income totaled $11,026,000 for the three months ended September 30, 2001 compared to $9,292,000 in 2000, an increase of 18.7%. The increase was primarily due to management's concerted efforts to continue to grow its noninterest income, combined with an increase in securities gains taken during the third quarter of 2001.

         Income from fiduciary activities increased 9.2% from $936,000 for the quarter ended September 30, 2000, to $1,022,000 for the comparable period in 2001. The increase in fiduciary income is due to the continued increase in assets under management. Although wealth management can generate new business, the fair value of assets under management is directly related to the stock market and interest rate environment. As many fiduciary fees are based on the fair value of assets managed, volatility in interest rates and the stock market could impact income from fiduciary activities.

     Mortgage banking income totaled $651,000 for the three months ended September 30, 2001, a 195.9% increase from the same period in 2000. Mortgage banking income has been favorably impacted by the trend noted in the financial services industry, which has seen an increased volume of mortgage loan originations/refinancings during 2001. This increase in origination refinancing volumes is the direct result of the lower interest rates on mortgage loan products offered in 2001 versus the same period in 2000. Additionally, the low interest rate environment has accelerated prepayment speeds, resulting in servicing rights impairment which is reflected in these amounts.

     Rental income on operating leases has increased 8.6% from $5,668,000 for the quarter ended September 30, 2000 to $6,153,000 in 2001. This increase is due primarily to increases in the number of units under operating leases, which totaled 5,763 as of September 30, 2001, versus 5,155 at September 30, 2000.

     During the third quarter of 2001, securities gains totaled $538,000 compared to $134,000 in the comparable period in 2000. The increase in securities gains is a result of management's ongoing investment portfolio and balance sheet management strategies. During the quarter, Sterling sold a portion of its debt securities portfolio in order to shorten the portfolio's duration, and partially to fund a reduction in its long-term borrowings. Due to the decline in interest rates during the year, Sterling was able to shorten the portfolio while taking gains on the sales of the securities. Additionally, certain financial institution sector stocks were sold in order to maximize earnings potential on these securities.

NONINTEREST EXPENSES

     Noninterest expenses totaled $19,062,000 for the quarter ended September 30, 2001, compared to $19,757,000 for the same period in 2000, a reduction of 3.5%. The overall reduction in noninterest expense is the result of $2,881,000 recognized in merger related costs in 2000 related to the merger of Hanover Bancorp, Inc. into Sterling. Sterling had no comparable merger related costs in 2001, however it did experience an increase in other noninterest expense categories, resulting in a net decrease of noninterest expense of $695,000.

     Salaries and employee benefits totaled $8,025,000 for the quarter ended September 30, 2001, a $862,000 or 12.0% increase from the same period in 2000. This increase is attributable to the following factors:

          -    Normal merit increases for employees.
          - The growth that Sterling has experienced, including several branches opened in 2000 which were fully operational for the entire quarter ended September 30, 2001.
          - Duplication of a limited number of positions, in anticipation of operations transferring from one location to another. As a result, training had to be completed for the new employees, while severed employees worked through their arranged date. Additionally, increased overtime pay and temporary help was incurred as a result of the additional efforts required to insure successful core procession system conversion.
          - Increases in employee benefit costs, particularly health and welfare plans, consistent with nationwide trends.

     Occupancy expense increased from $810,000 for the quarter ended September 30, 2000 to $910,000 for the same period in 2001. This increase in occupancy expense is due primarily to a number of branches opened during 2000 that were operational for the entire period in 2001. The increase in the number of branches, as well as improvements made at existing branches, resulted in an increase in occupancy expense.

    Professional services increased to $540,000 for the quarter ended September 30, 2001, an increase of $100,000, or 22.7%, from the same period in 2000. The primary reason for the increase can be attributed to Sterling's increased reliance on services outsourced to third parties who can provide a greater degree of knowledge and experience to the organization than that which can be obtained internally. A second factor contributing to the increase is costs incurred related to the establishment of Sterling Financial Trust Company, and Professional Services Group, two companies that are in the process of formation and that will become fully operational in 2002.

     Depreciation on leased property increased from $4,457,000 for the quarter ended September 30, 2000 to $4,862,000 for the same period in 2001. The increase is consistent with the growth noted in rental income on operating leases. Depreciation expense on leased property has remained at 79% of rental income on operating leases.

     Other operating expenses totaled $3,464,000 for the quarter ending September 30, 2001, a 20.3% increase over the same period in 2000, which totaled $2,880,000. The primary reason for the increase was a prepayment penalty of $282,000 paid on the prepayment of a FHLB advance. The prepayment of debt was the direct result of asset liability planning, in which it was determined it was advantageous to Sterling to prepay the $10 million FHLB advance, with the penalty, in order to reduce future funding costs. The remainder of the increase is attributable to increased volumes and the number of branches open during the quarter.

INCOME TAXES

     Income tax expense for the quarter ended September 30, 2001 was $1,484,000, resulting in an effective tax rate of 22.6%, versus 20.2% in 2000. The primary difference between the effective tax rate and the statutory tax rate of 35% is due to tax exempt interest income, offset somewhat by Maryland state income taxes. The increase in the effective tax rate is the result of a lower portion of pre-tax income resulting from tax-free investments than that in the prior year.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

OVERVIEW

     Net income for the nine months ended September 30, 2001 was $15,049,000 versus $12,063,000 in 2000, an increase of $2,986,000, or 24.8%. Basic and diluted earnings per share was $1.20 in 2001, an increase of $.24 or 25.0% from $.96 for the same period in 2000. These earnings resulted in a return on average assets of 1.14% and return on average realized equity of 14.36% for the nine months ended September 30, 2001, versus 1.00% and 12.07%, respectively, in the corresponding period of 2000.

     The 2000 nine month operating results include $2,252,000 in tax effected merger-related costs and restructuring charge. These expenses resulted from acquisition and certain merger integration costs with Hanover Bancorp, Inc., which was consummated in the third quarter of 2000. The effect of these charges reduced basic and diluted earnings per share by $.18 per share for the nine months ended September 30, 2000. Excluding merger related and restructuring charges, operating income totaled $14,315,000 for the nine months ended September 30, 2000.

NET INTEREST INCOME

         The following table summarizes, on a fully taxable equivalent basis, 35% tax rate, net interest income and net interest margin for the six months ended September 30, 2001 and 2000:

(Dollars in thousands)

                                                     2001                                     2000
                                  -------------------------------------    -------------------------------------
                                    Average                     Yield/      Average                       Yield/
                                    Balance        Interest     Rate        Balance          Interest      Rate
Interest earning assets:
Securities, federal funds
  sold and short-term
  investments                      $   543,760    $    26,576     6.53%    $ 464,503      $   24,120       6.94%
Loans                                1,056,353         65,172     8.25%      995,748          63,260       8.49%
                                     ---------         ------     ----       -------          ------       ----
                                     1,600,113         91,748     7.67%    1,460,251          87,380       8.00%
                                     ---------         ------     ----       -------          ------       ----
Interest bearing liabilities:
 Deposits                            1,281,595         38,850     4.05%    1,173,994          36,781       4.18%
 Borrowings                            138,919          5,870     5.65%      122,821           5,600       6.09%
                                     ---------         ------     ----       -------          ------       ----
                                     1,420,514         44,720     4.21%    1,296,815          42,381       4.37%
                                     ---------         ------     ----       -------          ------       ----
Interest rate spread                                              3.46%                                    3.63%
Net interest income (FTE)/                                        ====                                     ====
 Net interest margin                                   47,028     3.93%                       44,999       4.12%
Taxable-equivalent adjustment                          (4,202)    ====                        (3,799)      ====
                                                       ------                                -------
Net interest income                               $    42,826                              $  41,200
                                                       ======                                =======


         Interest income, on a tax equivalent basis, totaled $91,748,000 for the nine months ended September 30, 2001, an increase of $4,368,000 from 2000. This increase in interest income was a result of a 9.6% increase in average interest earning assets, offset by a 32 b.p. reduction in yield earned on those assets. Contributing to the decrease in the yield was the lower interest rate environment during 2001, including a 450 b.p. reduction in federal funds and prime interest rates during that period. This decrease in rates immediately impacts the short-term investment portfolio, including federal funds sold, as well as the variable rate loan portfolio.

         Interest expense amounted to $44,720,000 for the nine months ended September 30, 2001, reflecting an increase of $2,339,000 from the $42,381,000 accrued in 2000. This increase was a result of a 9.5% increase in average interest bearing liabilities, offset by a 16 b.p. reduction in rates paid on these liabilities. During the third quarter, interest rates somewhat stabilized, allowing for Sterling to reprice its maturing CDs and borrowings with lower funding costs due to the repricing of debt at current interest rates. There is a delayed impact of interest rate reductions in the deposit portfolio, as the majority of the expense is time deposits, which reprice only upon maturity of the certificates of deposit.

         Sterling experienced a decline in its net interest margin on a year-to-date basis, as interest earning assets repriced at lower interest rates than interest bearing liabilities, particularly its certificates of deposits. In a falling interest rate environment, interest earning assets to show quicker declines in yields, as a greater portion of these assets are variable rate, thereby repricing immediately, as compared to interest bearing liabilities. Although there can be no assurances, management believes interest rates have stabilized, which should result in improvements in net interest margin during the remainder of the year.

PROVISION FOR LOAN LOSSES

         The provision for loan losses increased $640,000 from $447,000 for the nine months ended September 30, 2000 to $1,087,000 for the comparable period in 2001. The provision for loan losses is based upon the quarterly review of the loan portfolio and reflects the amount deemed appropriate by management to provide an adequate reserve to meet the present risk characteristics of the loan portfolio. The increase in the provision reflects deterioration in asset quality ratios, including an increase in net charge-offs as a percentage of average loans outstanding.

NONINTEREST INCOME

         Total noninterest income amounted to $32,597,000 for the nine months ended September 30, 2001, reflecting an increase of $4,788,000 from $27,809,000 reported in 2000. The increase in noninterest income was primarily due to management's concerted efforts to continue to grow its noninterest income. Additionally, increased securities gains contributed to the growth in noninterest income.

     Mortgage banking income totaled $1,321,000 for the nine months ended September 30, 2001, 153.6% increase from the same period in 2000. The financial services industry has seen an increased volume of mortgage loan originations/ refinancings during 2001, a direct result of lower interest rates on mortgage loan products offered in 2001 versus the same period in 2000.

         Rental income on operating leases has increased 10.6% from $16,392,000 for the nine months ended September 30, 2000 to $18,129,000 in 2001. The increase in rental income is primarily due to an increase in the number of units under operating leases, which totaled 5,763 as of September 30, 2001, 2001, versus 5,155 at September 30, 2000.

         During the first nine months of 2001, securities gains totaled $2,458,000, as compared to $657,000 in the comparable period in 2000. The increase in securities gains is a result of management's ongoing investment portfolio and balance sheet management strategies. During 2001, Sterling sold a portion of its debt security portfolio in order to shorten the portfolio's duration. Due to the decline in interest rates during the year, Sterling was able to shorten the duration of the portfolio while taking gains on the sales of the securities. Additionally, a portion of the debt security portfolio was liquidated in order to fund the prepayment of long-term borrowings, which were also liquidated at a gain. Finally, certain financial institution sector stocks were sold in order to maximize the earnings potential on these securities.

         Reflected in noninterest income in 2000 is $343,000 generated from the sale of real estate in Maryland, versus on $21,000 in 2001.

NONINTEREST EXPENSES

         Noninterest expenses totaled $54,975,000 for the nine months ended September 30, 2001, an increase of $2,191,000, or 4.2%, from 2000. Salaries and employee benefits totaled $22,523,000 for the nine months ended September 30, 2001, a $1,905,000, or 9.2% increase from the same period in 2000. This increase is attributable to the following factors:

     -    Normal merit increases for employees.
     - The growth that Sterling has experienced, including staffing for several branches opened in 2000 which were fully operational for the entire nine months ended September 30, 2001.
     - Duplication of a limited number of positions in anticipation of operations transferring from one location to another. As a result, training had to be completed for the new employees, while severed

     - employees worked through their arranged date. Increases in employee benefit costs, particularly health and welfare plans, consistent with that noted nationwide.

     Occupancy expense increased from $2,544,000 for the nine months ended September 30, 2000 to $2,876,000 for the same period in 2001. The increase in occupancy expense was due primarily to several new branches that were opened in 2000, being in operation for the entire nine months in 2001, but only a portion of the period in 2000. The increase in the number of branches, as well as improvements made at existing branches, resulted in an increase in occupancy expense.

     Depreciation on leased property totaled $14,290,000 for the nine months ended September 30, 2001 compared to $12,923,000 in 2000. The increase is consistent with the growth noted in rental income on operating leases. Depreciation expense on leased property has remained at 79% of rental income on operating leases.

     Professional services totaled $1,647,000 for the nine months ended September 30, 2001, versus $1,433,000 for the nine months ended June 30, 2000. This $214,000, or 14.9% increase can be attributed to the following factors:

     - Sterling's increased reliance on services outsourced to third parties who can bring a greater degree of knowledge and experience to the organization than that which can be obtained internally.
     - Professional services incurred related to the formation of two new subsidiaries, Sterling Financial Trust Company and Professional Services Group.
     - Management's desire to increase awareness of the holding company's name. As a result, professional service fees were incurred in establishing, reserving and preserving the "Sterling" name in the communities served.

     In 2000, Sterling incurred $2,881,000 in merger and restructuring charges related to the merger with Hanover Bancorp, Inc., with no similar expenses incurred during 2001.

     The remaining increase in noninterest expenses is consistent with the overall growth of Sterling Financial Corporation.

     Operating expense levels are often measured by the efficiency ratio, which expresses noninterest expense as a percentage of tax-equivalent net interest income and total fees and other income. In calculating its efficiency ratio, Sterling nets depreciation on operating leases with the related rental income to more accurately depict operating results. For the nine months ended September 30, 2001, Sterling's efficiency ratio was 63.5%, versus 62.6% for the comparable period in the prior year. The deterioration in the efficiency ratio can be attributed to compression in the net interest margin, certain redundancies in operational staffing in anticipation of centralizing the support units, and the opening of the three denovo branches in 2000, whose revenue streams are building.

INCOME TAXES

         Income tax expense for the nine months ended September 30, 2001 amounted to $4,312,000 compared to $3,715,000 in 2000. This resulted in an effective tax rate of 22.3% in 2001, versus 23.5% in 2000. The difference between the effective tax rate and the statutory tax rate of 35% is primarily due to tax exempt interest income, offset by Maryland state income taxes. The decrease in the effective tax rate is primarily attributable to the fact that in 2000, a portion of the merger and restructuring charges were not deductible for tax purposes, resulting in a higher effective tax rate in 2000 than in 2001.

FINANCIAL CONDITION

     Total assets at September 30, 2001 amounted to $1,794,779,000 compared to $1,726,138,000 at December 31, 2000. This represents an increase of $68,641,000, or 4.0%, over that period of time.

SECURITIES

     As of September 30, 2001, securities totaled $549,208,000 which represents a 12.9% increase over the December 31, 2000 balance of $486,381,000. Sterling utilizes investment securities to generate interest and dividend income, to manage interest rate risk, and to provide liquidity for other banking needs. The growth in the security portfolio, in part, reflects the trend that deposit growth exceed loan growth, and to the extent deposit growth was not used to reduce borrowings, securities were purchased. Additionally, Sterling reduced its federal funds sold position since December 31, 2000, and invested these amounts into securities in order to capture additional interest income through higher yields.

     Sterling maintains sufficient liquidity to meet anticipated loan growth and deposit withdrawal needs.

LOANS

     Net loans have grown by 3.3%, from $1,021,499,000 at December 31, 2000 to $1,055,019,000 at September 30, 2001. This growth was primarily experienced in the commercial and consumer loan portfolios. Sterling has noted a downturn in the economy, resulting in lower financing requirements of its customers. As a result, loan growth achieved during 2001, particularly the third quarter, has not matched the growth experienced in 2001.

ALLOWANCE FOR LOAN LOSSES

     Sterling's allowance for loan losses was $11,593,000 at September 30, 2001, or 1.09% of loans outstanding compared to 1.13% at December 31, 2000.

     The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans as of September 30, 2001 and December 31, 2000 (in thousands):

                                                       SEPTEMBER 30,  December 31,
                                                           2001           2000
                                                           ----           ----
   Nonaccrual loans                                       $ 7,102       $ 3,102
   Accruing loans, past due 90 days or more                 1,210         1,145
   Restructured loans                                         534         1,851
                                                          -------        ------
       Total non-performing loans                           8,846         6,098
   Foreclosed assets                                          217           469
                                                          -------       -------
       Total non-performing assets                        $ 9,063       $ 6,567
                                                          =======       =======

   Non-performing loans to total loans                       0.83%         0.59%
   Allowance for loan losses to non-performing loans          131%          192%

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

     As of September 30, 2001, nonperforming assets totaled $8,846,000, an increase of $2,748,000, from December 31, 2000. This increase in nonaccrual loans is primarily the result of two large credits that moved into nonaccrual status during the first quarter of 2001. These loans are secured by assets, including real estate, which mitigates the risk of loss associated with these credits. As a result of the increase in nonaccrual loans, Sterling experienced an increase in non-performing loans to total loans outstanding, as well as non-performing assets to total loans and foreclosed assets. However, these levels are within acceptable limits and consistent with Sterling's peer group.

     Potential problem loans are defined as performing loans which have characteristics that cause management to have serious doubts as to the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as nonperforming loans in the future. Total potential problem loans approximated $1,686,000 at September 30, 2001. Additionally, outstanding letter of credit commitments totaling approximately $1,438,000 could result in potential problem loans if drawn upon. The majority of these loans are secured by real estate with acceptable loan-to-value ratios.

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

     A rollforward of the allowance for loan losses for the nine months ended September 30, 2001 and 2000 were as follows (in thousands):

                                                            2001        2000

            Balance at January 1                          $11,716     $11,875
            Provision for loan losses charged to income     1,087         447
            Loans charged-off                              (1,875)       (923)
            Recoveries of loans previously charged off        665         323
                                                          -------     -------
            Balance at September 30                       $11,593     $11,722
                                                          =======     =======

            Net charge-offs to average loans outstanding      .15%        .08%

         The $610,000 increase in net charge-offs for the nine months ended September 30, 2001 compared 2000 was primarily the result of two factors. First, one large relationship totaling $765,000 was charged-off during the first quarter of 2001. The events that led to the charge-off of this credit became known in the first quarter of 2001, however, a reserve sufficiently covering the credit was established at December 31, 2000. A second reason contributing to the increase in charge-offs is the result of rising fuel prices and a slight downturn in the economy. These factors resulted in the deterioration of the credit quality of transportation industry customers, which led to increased charge-offs during 2001.

ASSETS HELD FOR OPERATING LEASES

         During the nine months of 2001, Sterling increased the balance of assets held for operating leases by 6.7%, from $54,294,000 at year-end 2000 to $57,941,000 at September 30, 2001. Sterling recognizes that leasing operations represent a growth opportunity for Sterling and has committed resources to expand this business. These resources include increased marketing efforts, not only in developing customer relationships, but also in maintaining existing customers. This approach has led to an increase in the number of new units leased within our customer base.

DEPOSITS

     Total deposits at September 30, 2001 totaled $1,492,161,000 compared to $1,420,300,000 at December 31, 2000. This represents an increase of $71,861,000, or 5.1%, during this period of time. The increase in deposits is attributable to several factors, including a downturn in the stock market in which certain investors have shifted a portion of their portfolios to safer deposit products, successful marketing, and competitive pricing, particularly in time deposits and cash management accounts.

BORROWINGS

     Short term borrowings totaled $14,833,000 at September 30, 2001, a decrease of $10,823,000 from December 31, 2000. Long-term debt decreased by $9,815,000 from December 31, 2000 to September 30, 2001, and totaled $104,035,000. Sterling has been able to reduce its total borrowings due to the growth in deposit funding, as discussed above, and asset liability management, in which it was determined that certain interest earning assets would be liquidated in order to pay-off certain high cost of long-term borrowings.

CAPITAL

       Total stockholder's equity increased $14,324,0000 from December 31, 2000 to September 30, 2001. This increase was primarily the result of operating activities during the period, consisting of net income for the period of $15,049,000, less dividends declared of $7,271,000, and unrealized gains on securities available for sale, net of tax, of $7,180,000.

     During the first quarter of 2001, the Corporation announced the Board of Directors authorized the repurchase of up to 150,000 shares of the outstanding common stock. Through September 30, 2001,46,577 shares have been repurchased under this repurchase program. As of September 30, 2001, Sterling has 30,356 shares in treasury stock remaining, with a balance of $634,000.

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

     Quantitative measures established by regulation to ensure capital adequacy require Sterling and its banking subsidiaries to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of September 30, 2001 and December 31, 2000, that Sterling and the subsidiary banks met all minimum capital adequacy requirements to which they are subject and are categorized as "well capitalized".

         Sterling's capital ratios as of September 30, 2001 and December 31, 2000 and related regulatory minimum requirements are as follows:

                                                            Per Regulation
                                                        -----------------------
                                                                       (1)
                           September 30,  December 31,   Minimum       Well
                               2001           2000     Requirement Capitalized
                               ----           ----     ----------- -----------
Total capital to
  risk weighted assets         11.1%          11.5%        8.0%       10.0%
Tier 1 capital to
  risk weighted assets         10.2%          10.5%        4.0%        6.0%
Tier 1 capital to
  average assets                7.9%           7.4%        4.0%        5.0%

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At September 30, 2001, there have been no material changes to information regarding Quantitative and Qualitative Disclosures About Market Risk as presented in the 2000 Annual Report on Form 10-K.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     As of September 30, 2001, there were no material pending legal proceedings, other than ordinary routine litigation incidental to business, to which Sterling or its subsidiaries are a party or of which any of their property is the subject.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5 - OTHER INFORMATION

         Not applicable.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits

          2. Agreement and Plan of Reorganization, dated November 2, 2001, by and among Sterling Financial Corporation, Sterling EFI Acquisition Corporation, and Equipment Finance Inc. (Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2001.)

          3(i) Amended Articles of Incorporation of Sterling Financial
               Corporation.

          10. Stock Disposition Agreement between Sterling Financial Corporation and Howard E. Groff, Sr., dated September 6, 2001. (Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2001).

          21.  Subsidiaries of the Registrant

       (b) Reports on Form 8-K

               During the quarter ended September 30, 2001, the registrant filed the following reports on Form 8-K.

           Date of Report        Item           Description

           July 24, 2001          5             Press release announcing Second
                                                Quarter Earnings

           September 6, 2001      5             Filing of Stock Disposition
                                                Agreement, dated September 6,
                                                2001, between Howard E. Groff,
                                                Sr. and the registrant

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Sterling Financial Corporation

Date: November 13, 2001                  By: /s/ John E. Stefan
    ------------------------               -------------------------------------
                                            John E. Stefan
                                            Chairman of the Board, President
                                            and Chief Executive Officer

Date: November 13, 2001                  By: /s/ Douglas P. Barton
    ------------------------               -------------------------------------
                                            Douglas P. Barton
                                            Vice President, Chief Accounting
                                            Officer