Form 10-K
period 2001-12-31
STERLING FINANCIAL CORP /PA/
filed 2002-03-27
CIK 811671

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

(MARK ONE)
   X          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------        EXCHANGE ACT OF 1934


              FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                      OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------        SECURITIES EXCHANGE ACT OF 1934


FOR THE TRANSITION PERIOD FROM ________________ TO _______________

COMMISSION FILE NUMBER   0-16276
                      ------------


                        STERLING FINANCIAL CORPORATION
                        ------------------------------
            (Exact name of registrant as specified in its charter)

         PENNSYLVANIA                                      23-2449551
--------------------------------                 ------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                       Identification No.)

101 NORTH POINTE BOULEVARD
LANCASTER, PENNSYLVANIA                                    17601-4133
---------------------------------------                    ----------
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

         Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

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

         The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 1, 2002 was approximately $300,053,000.

         The number of shares of Registrant's Common Stock outstanding on March 1, 2002 was 13,467,811.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the 2002 Proxy Statement for the Registrant are incorporated by reference into Part III of this report.

                        Sterling Financial Corporation
                              Table of Contents


                                                                                                              Page
                                                                                                              ----
PART I

  Item 1.        Business...................................................................................    3

  Item 2.        Properties.................................................................................    8


  Item 3.        Legal Proceedings..........................................................................    8


  Item 4.        Submission of Matters to a Vote of Security Holders........................................    8

PART II

  Item 5.        Market for the Registrant's Common Equity and Related Stockholder Matters..................    9


  Item 6.        Selected Financial Data....................................................................   10

  Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations......   11


  Item 7A.       Quantitative and Qualitative Disclosure About Market Risk..................................   32


  Item 8.        Financial Statements and Supplementary Data................................................   35

  Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......   66

PART III

  Item 10.       Directors and Executive Officers of the Registrant.........................................   66


  Item 11.       Executive Compensation.....................................................................   66

  Item 12.       Security Ownership of Certain Beneficial Owners and Management.............................   66


  Item 13.       Certain Relationships and Related Transactions.............................................   66

PART IV.

  Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K............................   67

Signatures..................................................................................................   70

                                    PART I

         The management of Sterling Financial Corporation has made forward-looking statements in this Annual Report on Form 10-K. These forward-looking statements may be subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of Sterling Financial Corporation and its wholly-owned subsidiaries, Bank of Lancaster County, N.A., First National Bank of North East, Bank of Hanover and Trust Company, HOVB Investment Company, T&C Leasing, Inc., Pennbanks Insurance Company SPC, Sterling Mortgage Services, Inc. (inactive), Town & Country, Inc. and Sterling Financial Trust Company. When words such as "believes," "expects," "anticipates," "may," "could," "should," "estimates" or similar expressions occur in this annual report, management is making forward-looking statements.

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

         - Economic, political and competitive forces impacting our various lines of business;

         - The risk that our analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful;

         - The possibility that increased demand or prices for Sterling's financial services and products may not occur;

         -   Volatility in interest rates;

         - The success of our merger of Hanover Bancorp, Inc. and pending acquisition of Equipment Finance Inc.; and

         -   Other risks and uncertainties.

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

ITEM 1 - BUSINESS

Sterling Financial Corporation

         Sterling Financial Corporation is a $1.861 billion financial holding company headquartered in Lancaster, Pennsylvania. Through its banking and nonbanking subsidiaries, Sterling provides a full range of banking and financial services to individuals and businesses, including commercial and retail banking, leasing, wealth management and insurance. Sterling's operations are conducted through its primary operating subsidiaries including Bank of Lancaster County, N.A., Bank of Hanover and Trust Company, First National Bank of North East, Town & Country, Inc. and Sterling Financial Trust Company. The Company's footprint is its 51 branch banking offices in south central Pennsylvania and northern Maryland, although its leasing subsidiary conducts business in virtually every state.

         Sterling's major source of operating funds is dividends that it receives from its subsidiary banks. Sterling's expenses consist principally of operating expenses. Dividends that Sterling pays to shareholders consist, in part, of dividends declared and paid to Sterling by the subsidiary banks.

         Sterling and its subsidiaries are not dependent upon a single customer or a small number of customers, the loss of which would not have a material adverse effect on the Company. Sterling does not depend on foreign sources of funds, nor does it make foreign loans.

         The common stock of Sterling is listed on The Nasdaq Stock Market under the symbol SLFI.

Banking Subsidiaries

Bank of Lancaster County, N.A.

         Bank of Lancaster County, N.A. is a full service commercial bank operating under charter from the Office of the Comptroller of the Currency. The bank's principal market area is Lancaster County, Pennsylvania, which is the sixth largest county in Pennsylvania in terms of population. Lancaster County has one of the strongest and most stable economies in the state, with agriculture, industry and tourism all contributing to the overall strength of the economy. No single sector dominates the county's economy. At December 31, 2001, Bank of Lancaster County had total assets of $1.15 billion, net loans of $682 million and total deposits of $976 million.

         The main office of the bank is located at 1 East Main Street, Strasburg, Pennsylvania. In addition to its main office, the bank has 30 branches in Lancaster County, 1 branch in Chester County, Pennsylvania and 2 branches in Lebanon County (operating as Bank of Lebanon County). Bank of Lancaster County's delivery channels of services to its customers also include the ATM network, Internet and telephone banking.

         Bank of Lancaster County has two wholly owned operating subsidiaries, Town & Country, Inc., and Sterling Financial Trust Company.

          Town & Country, Inc., is a small to mid-sized national lessor with a significant presence in the fleet management and equipment leasing industry. Its principal office is located in East Petersburg, PA, although it leases to companies located throughout the United States. Assets totaled $146 million at December 31, 2001, including approximately $83 million of finance lease assets, and $56 million in assets held for operating leases.

         In 2001, Sterling Financial Trust Company was incorporated as a state-charted trust company. Effective January 1, 2002, the wealth management divisions of Bank of Lancaster County and Bank of Hanover were combined into this single entity. Through the formation of a separate trust company, Sterling believes it will be able to increase revenue generation opportunities, while increasing operating efficiencies.

         On May 18, 1999, Bank of Lancaster County, N.A. and Murray Insurance Associates, Inc. formed the Lancaster Insurance Group, LLC, a limited liability company under the laws of the Commonwealth of Pennsylvania. Lancaster Insurance Group offers comprehensive personal insurance coverage as well as a complete range of business insurance programs. The Bank of Lancaster County and Murray each own 50% of the organization.

         The bank is subject to regulation and periodic examination by the Office of the Comptroller of the Currency. The Federal Deposit Insurance Corporation, as provided by law, insures the bank's deposits.

First National Bank of North East

         On June 15, 1999, Sterling Financial Corporation acquired Northeast Bancorp, Inc., which was the parent company of First National Bank of North East, North East, Maryland. The main office of the bank is located at 14 South Main Street, North East, Maryland. In addition to the main office, there are three branches located in Cecil County, Maryland. First National's delivery channels of its services also include the ATM network, Internet and telephone banking. At December 31, 2001, the bank had total assets of approximately $102 million, loans of $70 million and total deposits of $92 million.

         The bank is subject to regulation and periodic examination by the Office of the Comptroller of the Currency. The Federal Deposit Insurance Corporation, as provided by law, insures the bank's deposits.

Bank of Hanover and Trust Company

         On July 27, 2000, Sterling consummated the merger with Hanover Bancorp, Inc., parent company of Bank of Hanover and Trust Company. Bank of Hanover became a wholly owned subsidiary of Sterling.

         Bank of Hanover and Trust Company conducts its business principally through fourteen banking offices located in York and Adams Counties, Pennsylvania and one office located in Westminster, Maryland. Bank of Hanover's delivery channels of services to its customers also include the ATM network, Internet and telephone banking. At December 31, 2001, the bank had total assets of $559 million, total loans of $337 million and total deposits of $471 million.

         The bank is subject to regulation and periodic examination by the Federal Deposit Insurance

Corporation and Pennsylvania Department of Banking. The Federal Deposit Insurance Corporation, as provided by law, insures the bank's deposits.

Nonbanking Subsidiaries

HOVB Investment Company

         HOVB Investment Company became a wholly owned subsidiary of Sterling upon the completion of the merger with Hanover Bancorp, Inc. It is a Delaware investment company whose principal activity is managing an equity securities portfolio. Total assets totaled $7.9 million at December 31, 2001.

T&C Leasing, Inc.

         Sterling owns all of the outstanding stock of a second leasing company, T&C Leasing, Inc., which was incorporated in 1998. T&C Leasing is also a fleet management and equipment leasing company is headquartered in East Petersburg, Pennsylvania. This leasing company was formed to facilitate the fleet management and equipment leasing needs of our existing customer base.

Pennbanks Insurance Co., SPC Segregated Portfolio Cells #5 and #8

         Pennbanks Insurance Co., SPC and its segregated portfolios, including Segregated Portfolios #5 and #8 that Sterling owns, holds an unrestricted Class "B" Insurer's License under Cayman Islands Insurance Law. The segregated portfolios are engaged in the business of reinsuring credit life and credit accident and disability risks of their respective shareholders. Total assets of the segregated portfolios as of December 31, 2001 totaled $1.5 million.

COMPETITION

         The financial services industry in Sterling's market area is highly competitive, including competition from commercial banks, savings banks, credit unions, finance companies and nonbank providers of financial services. Several of Sterling's competitors have legal lending limits that exceed Sterling's subsidiaries, as well as funding sources on the capital markets that exceeds Sterling's availability. The increased competition has resulted from a changing legal and regulatory climate, as well as from the economic climate.

SUPERVISION AND REGULATION

Bank Holding Company Regulation

         Sterling is a financial holding company and, as such, is subject to the regulations of the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956. Bank holding companies are required to file periodic reports with and are subject to examination by the Federal Reserve. The Federal Reserve has issued regulations under the Bank Holding Company Act that requires a financial holding company to serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve may require Sterling to stand ready to use its resources to provide adequate capital funds to the banks during periods of financial stress or adversity.

         Under the Bank Holding Company Act, the Federal Reserve may require a financial holding company to end a non-banking business if the nonbanking business constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

         The Bank Holding Company Act prohibits Sterling from acquiring direct or indirect control of more than 5% of the outstanding voting stock of any bank, or substantially all of the assets of any bank, or merger with another bank holding company, without the prior approval of the Federal Reserve. The Bank Holding Company Act allows interstate bank acquisitions and interstate branching by acquisition and consolidation in those states that had not elected out by the required deadline. The Pennsylvania Department of Banking also must approve any similar consolidation. Pennsylvania law permits Pennsylvania financial holding companies to control an unlimited number of banks.

         In addition, the Bank Holding Company Act restricts Sterling's nonbanking activities to those that are determined by the Federal Reserve Board to be financial in nature, incidental to such financial activity, or complementary to a financial activity. The Bank Holding Company Act does not place territorial restrictions on the activities of nonbank subsidiaries of financial holding companies.

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

Financial Services Modernization Legislation

         The Gramm-Leach-Bliley Act, also known as the Financial Services Modernization Act, was signed into law in 1999, and amended the Bank Holding Company Act of 1956. The law repeals Depression-era banking laws and permits banks, insurance companies and securities firms to engage in each other's business after complying with certain conditions and regulations. Accordingly, the legislation allows for a single financial organization to offer customers a more complete array of financial products and services.

         The Gramm-Leach-Bliley Act provides an enhanced regulatory framework through the Federal Reserve Board, which is an umbrella regulatory for financial holding companies. However, the subsidiaries of a financial holding company are still subject to the rules and regulations of their primary functional regulator. In order to engage in new activities, the Gramm-Leach-Bliley Act requires "satisfactory" or higher Community Reinvestment Act compliance for insured depository institutions and their financial holding companies.

         Sterling and its subsidiary banks do not believe that the Financial Services Modernization Act will have a material effect on our operations in the near-term. However, the act may result in increased competition from larger financial service companies, many of which have substantially more financial resources than Sterling, and now may offer banking services in addition to insurance and brokerage services. The act also modifies current law related to financial privacy and community reinvestment. The new privacy provisions will generally prohibit financial institutions, including Sterling and its subsidiaries, from disclosing nonpublic personal financial information to nonaffiliated third parties unless customers have the opportunity to opt out of the disclosure.

Dividends

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

         Under the risk-related premium assessment system, the FDIC, on a semiannual basis, assigns each institution to one of three capital groups, "well capitalized," "adequately capitalized," or "undercapitalized," and further assigns such institution to one of three subgroups within a capital group corresponding to the FDIC's judgment of its strength based on supervisory evaluations, including examination reports, statistical analysis, and other information relevant to gauging the risk posed by the institution. Only institutions with a total risk-based capital to risk-adjusted assets ratio of 10% or greater, a Tier 1 capital to risk-adjusted assets ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater, are assigned to the well capitalized group. Sterling and its subsidiary banks, at December 31, 2001, qualify as "well capitalized" under these regulatory standards.

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

         The Office of the Comptroller of the Currency, which has primary supervisory authority over national banks, and the FDIC which is the primary regulator of the state charted bank, regularly examines banks in such areas as reserves, loans, investments, management practices, and other aspects of operations. These examinations are designed for the protection of the banks' depositors rather than Sterling's shareholders. The subsidiary banks must file quarterly and annual reports to the FDIC.

         The National Bank Act requires the subsidiary national banks to obtain the prior approval of the Office of the Comptroller of the Currency for the payment of dividends if the total of all dividends declared by the banks in one year would exceed the banks' net profits, as defined and interpreted by regulation, for the two preceding years, less any required transfers to surplus. In addition, the banks may only pay dividends to the extent that their retained net profits, including the portion transferred to surplus, exceed statutory bad debts, as defined by regulation. Under Pennsylvania statutes, state chartered banks are restricted, unless prior regulatory approval is obtained, in the amount of dividends, which it may declare in relation to its accumulated profits, less any required transfer to surplus. These restrictions have not had, nor are they expected to have any impact on the corporation's dividend policy. Under the Federal Deposit Insurance Corporation Insurance Act of 1991, any depository institution, including the banks are prohibited from paying any dividends, making other distributions or paying any management fees if, after such payment, it would fail to satisfy their minimum capital requirement.

         A subsidiary bank of a bank holding company, such as Bank of Lancaster County, First National Bank of North East, and Bank of Hanover, is subject to certain restrictions imposed by the Federal Reserve Act, including:

         - Extensions of credit to the bank holding company or its subsidiaries;

         - Investments in the stock or other securities of the bank holding company or its subsidiaries; and

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

         Sterling and its subsidiary banks are affected by the monetary and fiscal policies of government agencies, including the Federal Reserve and FDIC. Through open market securities transactions and changes in its discount rate and reserve requirements, the Board of Governors of the Federal Reserve exerts considerable influence over the cost and availability of funds for lending and investment. The nature of monetary and fiscal policies on future business and earnings of Sterling cannot be predicted at this time.

Other

         From time to time, various federal and state legislation is proposed that could result in additional regulation of, and restrictions on, the business of Sterling and the subsidiary banks, or otherwise change the business environment. Management cannot predict whether any of this legislation will have a material effect on the business of Sterling.

EMPLOYEES

         As of December 31, 2001, Sterling had 725 full-time equivalent employees. None of these employees are represented by a collective bargaining agreement, and Sterling believes it enjoys good relations with its personnel.

ITEM 2 - PROPERTIES

         Sterling Financial Corporation owns no real estate.

         The Bank of Lancaster County, in addition to its main office, had a branch network of 31 offices and 4 off-site electronic MAC/ATM installations at December 31, 2001. All branches are located in Lancaster County with the exception of one office located in Chester County and two offices located in Lebanon County. Branches at 21 locations are occupied under leases and at three branches, the bank owns the building, but leases the land.

         In addition to the branch locations, Bank of Lancaster County owns a building which houses its administrative service center as well as other support groups of the subsidiary banks and Town & Country, Inc. Another building is owned by Bank of Lancaster County, which serves as the corporate headquarters of Sterling Financial Corporation and houses the executive offices of the Corporation and the Bank, as well as a branch office. In addition, a certain amount of space in each of the building is leased to third parties.

         In addition to its main office located at 14 South Main Street, North East, Maryland, First National Bank of North East owns the property for three other branches in Cecil County.

         In addition to its main office located at 25 Carlisle Street, Hanover, Pennsylvania, Bank of Hanover operated thirteen branches located in York and Adams Counties, Pennsylvania with one branch located in Westminster, Maryland. Branches at 10 locations are occupied under leases. All other properties were owned in fee. All real estate and buildings owned by the Bank of Hanover are free and clear of encumbrances.

         All real estate owned by the subsidiary banks is free and clear of encumbrances. The leases of the subsidiary banks expire intermittently over the years through 2021 and most are subject to one or more renewal options. During 2001, aggregate annual rentals for real estate paid did not exceed 3% of the any bank's operating expenses.

ITEM 3 - LEGAL PROCEEDINGS

         As of December 31, 2001, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Sterling or its subsidiaries are a party or by which any of their property is the subject.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

                                   PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         Sterling Financial Corporation's common stock trades on The NASDAQ Stock Market under the symbol SLFI. There are 35,000,000 shares of common stock authorized at December 31, 2001, and 12,511,953 shares outstanding. As of December 31, 2001, Sterling had approximately 4,645 stockholders of record. There is no other class of stock authorized or outstanding. Sterling is restricted as to the amount of dividends that it can pay to stockholders by virtue of the restrictions on the subsidiaries' ability to pay dividends to Sterling.

         The following table reflects the quarterly high and low prices of Sterling's common stock for the periods indicated and the cash dividends declared on the common stock for the periods indicated.

                                         Price Range Per Share             Per Share
                                         High               Low             Dividend
                                    ---------------    --------------    ---------------
      2001
      ----
First Quarter                              $20.88             $15.13             $.190
Second Quarter                              24.33              19.00              .190
Third Quarter                               26.00              20.20              .200
Fourth Quarter                              25.00              20.85              .200

                                         Price Range Per Share             Per Share
      2000                               High               Low             Dividend
      ----                          ---------------    --------------    ---------------
First Quarter                              $30.50             $16.56             $.185
Second Quarter                              20.88              12.25              .185
Third Quarter                               19.69              14.19              .190
Fourth Quarter                              19.13              15.00              .190

         Sterling maintains a Dividend Reinvestment and Stock Purchase Plan for eligible shareholders who elect to participate in the plan. You may obtain a copy of the prospectus for the plan by writing to: Bank of Lancaster County, N.A., Dividend Reinvestment and Stock Purchase Plan, 101 North Pointe Boulevard, Lancaster, Pennsylvania 17601-4133.

ITEM 6 - SELECTED FINANCIAL DATA

                                                                        YEARS ENDED DECEMBER 31,
                                          -------------------------------------------------------------------------------------
                                               2001              2000             1999             1998             1997
                                          ----------------  ---------------  ---------------- ---------------- ----------------
                                          (Dollars in thousands, except per share data)
SUMMARIES OF INCOME
 Interest income                                 $115,916         $113,319          $101,626          $97,054          $89,960
 Interest expense                                  57,274           58,501            47,404           45,938           41,136
                                          ----------------  ---------------  ---------------- ---------------- ----------------
 Net interest income                               58,642           54,818            54,222           51,116           48,824
 Provision for loan losses                          1,217              605             1,060            2,016            2,039
                                          ----------------  ---------------  ---------------- ---------------- ----------------
 Net interest income after provision
   for loan losses                                 57,425           54,213            53,162           49,100           46,785
 Noninterest income                                43,925           37,508            33,539           31,698           26,187
 Noninterest expenses                              75,172           70,203            62,459           58,534           52,669
                                          ----------------  ---------------  ---------------- ---------------- ----------------
 Income before income taxes                        26,178           21,518            24,242           22,264           20,303
 Applicable income taxes                            5,844            4,951             6,257            5,670            5,340
                                          ----------------  ---------------  ---------------- ---------------- ----------------
 NET INCOME                                       $20,334          $16,567           $17,985          $16,594          $14,963
                                          ================  ===============  ================ ================ ================
 OPERATING INCOME (1)                             $20,334          $18,831           $18,359          $16,594          $14,963
                                          ================  ===============  ================ ================ ================

FINANCIAL CONDITION AT YEAR END
 Assets                                        $1,861,439       $1,726,138        $1,556,323       $1,466,105       $1,319,648
 Loans, net                                     1,087,102        1,021,499           946,583          867,264          831,429
 Deposits                                       1,535,649        1,420,300         1,288,814        1,218,978        1,113,248
 Borrowed money                                   141,378          139,506           125,997           98,688           73,197
 Stockholders' equity                             152,111          139,347           122,760          125,129          114,776

PER COMMON SHARE DATA
 Earnings per share - basic                         $1.62            $1.32             $1.43            $1.32            $1.18
 Earnings per share - diluted                        1.62             1.32              1.43             1.31             1.18
 Operating earnings per share - basic (1)            1.62             1.50              1.46             1.32             1.18
 Operating earnings per share - diluted (1)          1.62             1.50              1.46             1.31             1.18
 Cash dividends declared                            0.780            0.750             0.721            0.664            0.625
 Book value                                         12.16            11.11              9.79             9.96             9.14
 Realized book value (3)                            11.72            10.91             10.30             9.49             8.78
 Weighted average number of common shares:
      Basic                                        12,529           12,545            12,559           12,581           12,654
      Diluted                                      12,580           12,557            12,620           12,645           12,671
 Dividend payout ratio (2)                          48.1%            56.8%             50.4%            50.3%            53.0%

PROFITABILITY RATIOS ON EARNINGS
 Return on average assets                           1.14%            1.02%             1.19%            1.20%            1.21%
 Return on average equity                          13.74%           12.99%            14.43%           13.76%           13.48%
 Return on average realized equity (3)             14.41%           12.36%            14.46%           14.36%           13.82%
 Average equity to average assets                   7.94%            7.83%             8.23%            8.73%            8.97%

PROFITABILITY RATIOS ON OPERATING EARNINGS (1)
 Return on average assets                           1.14%            1.16%             1.21%            1.20%            1.21%
 Return on average equity                          13.74%           14.77%            14.73%           13.76%           13.48%
 Return on average realized equity (3)             14.41%           14.05%            14.76%           14.36%           13.82%

SELECTED ASSET QUALITY RATIOS
 Nonperforming loans to total loans                 0.80%            0.59%             0.38%            0.51%            0.64%
 Net charge-offs to average loans
 outstanding                                        0.17%            0.08%             0.07%            0.18%            0.20%
 Allowance for loan losses to total loans           1.01%            1.13%             1.24%            1.31%            1.31%
 Allowance for loan losses to
 nonperforming loans                               125.8%           192.1%            328.6%           255.2%           204.1%

 (1) Excludes merger and restructuring charges, net of tax, of $2,264 and $374 for the years ended December 31, 2000 and 1999.

 (2) Calculated by taking dividends per share divided by basic earnings per share.

 (3) Excluding unrealized gains (losses) on securities available-for-sale.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion provides management's analysis of the consolidated financial condition and results of operations of Sterling Financial Corporation and its wholly-owned subsidiaries, Bank of Lancaster County, N.A., First National Bank of North East, Bank of Hanover and Trust Company, HOVB Investment Co., T&C Leasing, Inc. (T&C), Pennbanks Insurance Company, SPC and Sterling Mortgage Services, Inc. (inactive). The consolidated financial statements also include Town & Country, Inc. and Sterling Financial Trust Company, wholly-owned subsidiaries of Bank of Lancaster County. Sterling Financial Trust Company was incorporated in 2001; however, it commenced operations on January 1, 2002. Management's discussion and analysis should be read in conjunction with the audited financial statements and footnotes appearing elsewhere in this report.

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

        - economic, political and competitive forces impacting our various lines of business;

        - the risk that our analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful;

        - the possibility that increased demand or prices for Sterling's financial services and products may not occur;

        -       volatility in interest rates;

        - the success of our merger of Hanover Bancorp, Inc. and pending acquisition of Equipment Finance, Inc.; and

        -       other risks and uncertainties.

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

        One of the greatest external influences that impacts financial institutions is the interest rate environment. During 2001, the Federal Reserve aggressively reduced interest rates during the year in order to mitigate the effects of a slumping national economy. Interest rates were cut 11 times during 2001, resulting in a reduction of the prime-lending rate from 9.50% at January 1, 2001 to 4.75% at December 31, 2001. The prime rate of 4.75% represents a thirty year low in this key interest rate indicator. The declines in interest rates experienced in 2001 were in contrast to interest rate movements in 2000, in which the Federal Reserve incrementally raised interest rates four times, for a total increase in the prime lending rate of 100 basis points (b.p.). The declining interest rate environment dictated by the Federal Reserve had an immediate impact on repricing variable interest rate interest earning assets and interest bearing liabilities, which led to some compression in the net interest margin. Management recognizes that asset/liability management, including the effect of rate changes on interest earning assets and interest bearing liabilities, remains a critical responsibility in ensuring continuing profitability of the corporation.

RESULTS OF OPERATIONS

(All dollar amounts presented within tables are in thousands, except per share data.)

OVERVIEW

        Sterling's net income totaled $20,334,000, or $1.62 per diluted share, compared to $16,567,000, or $1.32 per diluted share in 2000, and $17,985,000 or $1.43 per diluted share in 1999. Included in reported net income for 2000 were after-tax merger related restructuring charges of $2,264,000 in 2000 and $374,000 in 1999. These amounts reduced diluted earnings per share by $.18 in 2000 and $.03 in 1999.

        Returns on average realized equity, excluding merger related and restructuring charges, were 14.41% in 2001, 14.05% in 2000, and 14.76% in 1999.
Returns on average assets, excluding merger related and restructuring charges, totaled 1.14% in 2001, 1.16% in 2000, and 1.21% in 1999.

        On November 5, 2001, Sterling announced that it had reached an agreement to acquire Equipment Finance, Inc., a commercial finance company that specializes in financing forestry, and land clearing equipment. Under the terms of the agreement, shareholders of Equipment Finance will receive consideration of $30 million of which approximately 70% will be paid in stock and 30% in cash. Sterling issued approximately 955,000 shares of its common stock to acquire Equipment Finance. The transaction closed on February 28, 2002 and was accounted for under the provisions of Statement No. 142. The Equipment Finance acquisition will add approximately $90 million in assets to Sterling and is expected to be accretive to earnings per share during 2002.

NET INTEREST INCOME

        The primary source of Sterling's traditional banking revenue is net interest income, which represents the difference between interest income on earning assets and interest expense on liabilities used to fund those assets. Earning assets include loans, securities, and federal funds sold. Interest-bearing funds include deposits and borrowings. To compare the tax-exempt yields to taxable yields, amounts are adjusted to pretax equivalents based on a 35% Federal corporate income tax rate.

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

        Table 1 presents net interest income on a fully taxable equivalent basis, interest rate spread and net interest margin for the years ending December 31, 2001, 2000 and 1999. Table 2 analyzes the changes in net interest income for the periods broken down by their rate and volume components.

        Tax equivalent net interest income in 2001 was $64,295,000, compared to $59,976,000 in 2000 and $58,423,000 in 1999. Sterling has been able to increase its net interest income over the last two years primarily through increases in average earning assets, offset somewhat by a declining net interest rate spread.

        The interest rate spread and net interest margin have experienced compression over the last three years. The interest rate spread was 3.47% in 2001, down from 3.52% in 2000 and 3.82% in 1999. The net interest margin experienced similar declines, totaling 3.95% in 2001, down from 4.03% in 2000 and 4.27% in 1999. Several factors impacted 2001's net interest margin. First, Sterling is in a liability sensitive interest rate risk position, and in a rapidly falling rate environment like that experienced in 2001, interest earning assets tend to reprice quicker than interest bearing liabilities, as a greater portion of assets are variable rate. Longer-term funding sources, including certificates of deposits, have to reach their maturity date to reprice. Second, Sterling had a less profitable interest earning asset mix, in which federal funds sold carried significantly higher balances as the Corporation tried to increase liquidity to fund loan growth Additionally, the market area served by Sterling is highly competitive, resulting in financial institutions pricing quality credits competitively in order to increase volume. Finally, the decline in net interest margin was due to increased reliance on third party borrowings to fund both finance and operating leases. This impacts the margin in two ways. First, third party funding tends to be more costly than average rates paid on deposit accounts, and the interest expense associated with funding attributed to the operating lease portfolio increases interest expense, but the revenues earned on operating leases appear as rental income, and not interest income.

        Average earning assets were $1,629,482,000 in 2001, an increase of 9.5% over 2000's balance of $1,488,459,000. Average earning assets for 1999 totaled $1,369,308,000. Loan growth was the primary contributor to the increase in average earning assets during these periods.

        Average loans totaled $1,071,157,000 for the year ended December 31, 2001, compared to $1,006,794,000 in 2000 and $921,062,000 in 1999. The favorable economic climate in Sterling's market area has resulted in strong commercial loan demand, fueling the growth in the loan balances. Additionally, strong marketing efforts to professionals in the market area has resulted in increased referrals, as these professionals have a greater awareness of Sterling's products and services. Sterling has also experienced growth in the consumer loan balances, due to effective marketing campaigns.

        Average securities were $493,591,000 in 2001, versus $452,611,000 in 2000 and $412,705,000 in 1999. The increase in securities, in part, reflects the growth trends in deposits during the years. Strong deposit growth, which outpaced loan growth during the year, resulted in additional funding sources being invested in the security portfolio. Many of the securities have a relatively short duration that should provide sufficient liquidity to assist in the funding of loan demand during 2002.

        Average interest-bearing liabilities were $1,436,190,000 in 2001, up from $1,316,687,000 in 2000 and $1,211,286,000 in 1999. Funding needs to support loan and lease growth partially led to the increase in interest-bearing liabilities in 2001 and 2000, with the continued shift in mix from lower-cost demand and savings deposits to time deposits and borrowed money.

TABLE 1 - DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
          INTEREST RATES AND INTEREST DIFFERENTIAL-TAX EQUIVALENT YIELDS (UNAUDITED)



                                                                                 Years Ended December 31,
                                                               ----------------------------------------------------------
                                                                                         2001
                                                               ----------------------------------------------------------
                                                                  Average Balance       Interest           Annual Rate
                                                               -------------------  ----------------    -----------------
 Assets:
 Federal funds sold                                                       $63,070            $2,040                3.23%
 Interest-bearing deposits with banks                                       1,664                61                3.68%

 Securities:
     U.S. Treasury                                                         25,374             1,322                5.21%
     U.S. Government agencies                                             138,173             8,726                6.32%
     State and municipal                                                  191,773            14,336                7.48%
     Other                                                                138,271             8,755                6.33%
                                                               -------------------  ----------------    -----------------
       Total securities                                                   493,591            33,139                6.71%
                                                               -------------------  ----------------    -----------------

 Loans:
     Commercial                                                           552,534            43,527                7.88%
     Consumer                                                             279,057            23,346                8.37%
     Mortgages                                                            154,083            12,147                7.88%
     Leases                                                                85,483             7,309                8.55%
                                                               -------------------  ----------------    -----------------
       Total loans                                                      1,071,157            86,329                8.06%
                                                               -------------------  ----------------    -----------------
 Total interest earning assets                                          1,629,482           121,569                7.46%
                                                               -------------------  ----------------    -----------------

 Allowance for loan losses                                                (11,374)
 Cash and due from banks                                                   47,915
 Other assets                                                             111,390
                                                               -------------------
    TOTAL ASSETS                                                       $1,777,413
                                                               ===================

 Liabilities and Stockholders' Equity:
 Interest-bearing liabilities:
    Demand deposits                                                      $435,199            $8,606                1.98%
    Savings deposits                                                      167,978             3,520                2.10%
    Time deposits                                                         689,797            37,486                5.43%
    Borrowed funds                                                        143,216             7,662                5.35%
                                                               -------------------  ----------------    -----------------
 Total interest-bearing liabilities                                     1,436,190            57,274                3.99%
                                                               -------------------  ----------------    -----------------

 Demand deposits                                                          168,678
 Other liabilities                                                         24,533
 Stockholders' equity                                                     148,012
                                                               -------------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $1,777,413
                                                               ===================

 Net interest rate spread                                                                                          3.47%
 Net interest income (FTE)
 Net interest margin                                                                         64,295                3.95%
 Taxable-equivalent adjustment                                                               (5,653)
                                                                                    ----------------
 Net interest income                                                                        $58,642
                                                                                    ================

                                                                                     Years Ended December 31,
                                                               -----------------------------------------------------------------
                                                                                               2000
                                                               -----------------------------------------------------------------
                                                               Average Balance                Interest            Annual Rate
                                                               ---------------             --------------      -----------------
 Assets:
 Federal funds sold                                                   $27,437                     $1,786                  6.51%
 Interest-bearing deposits with banks                                   1,617                        111                  6.86%

 Securities:
     U.S. Treasury                                                     30,489                      1,802                  5.91%
     U.S. Government agencies                                         146,841                      9,623                  6.55%
     State and municipal                                              163,289                     12,628                  7.73%
     Other                                                            111,992                      6,882                  6.15%
                                                               ---------------             --------------      -----------------
       Total securities                                               452,611                     30,935                  6.83%
                                                               ---------------             --------------      -----------------

 Loans:
     Commercial                                                       501,154                     43,057                  8.59%
     Consumer                                                         267,834                     23,151                  8.64%
     Mortgages                                                        162,335                     12,920                  7.96%
     Leases                                                            75,471                      6,517                  8.64%
                                                               ---------------             --------------      -----------------
       Total loans                                                  1,006,794                     85,645                  8.51%
                                                               ---------------             --------------      -----------------
 Total interest earning assets                                      1,488,459                    118,477                  7.96%
                                                               ---------------             --------------      -----------------

 Allowance for loan losses                                            (11,779)
 Cash and due from banks                                               64,579
 Other assets                                                          87,348
                                                               ---------------
    TOTAL ASSETS                                                   $1,628,607
                                                               ===============

 Liabilities and Stockholders' Equity:
 Interest-bearing liabilities:
    Demand deposits                                                  $413,486                    $11,930                  2.89%
    Savings deposits                                                  138,262                      2,786                  2.02%
    Time deposits                                                     635,765                     35,929                  5.65%
    Borrowed funds                                                    129,174                      7,856                  6.08%
                                                               ---------------             --------------      -----------------
 Total interest-bearing liabilities                                 1,316,687                     58,501                  4.44%
                                                               ---------------             --------------      -----------------

 Demand deposits                                                      158,560
 Other liabilities                                                     25,825
 Stockholders' equity                                                 127,535
                                                               ---------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $1,628,607
                                                               ===============

 Net interest rate spread                                                                                                 3.52%
 Net interest income (FTE)
 Net interest margin                                                                              59,976                  4.03%
 Taxable-equivalent adjustment                                                                    (5,158)
                                                                                           --------------
 Net interest income                                                                             $54,818
                                                                                           ==============

                                                                                  Years Ended December 31,
                                                               ------------------------------------------------------------
                                                                                           1999
                                                               ------------------------------------------------------------
                                                                Average Balance            Interest          Annual Rate
                                                               -----------------      ------------------   ----------------
 Assets:
 Federal funds sold                                                     $33,401                  $1,671              5.00%
 Interest-bearing deposits with banks                                     2,140                     139              6.50%

 Securities:
     U.S. Treasury                                                       40,860                   2,393              5.86%
     U.S. Government agencies                                           130,250                   8,204              6.30%
     State and municipal                                                131,480                  10,331              7.86%
     Other                                                              110,115                   6,057              5.50%
                                                               -----------------      ------------------   ----------------
       Total securities                                                 412,705                  26,985              6.54%
                                                               -----------------      ------------------   ----------------

 Loans:
     Commercial                                                         445,140                  37,307              8.38%
     Consumer                                                           257,117                  21,513              8.37%
     Mortgages                                                          153,797                  12,168              7.91%
     Leases                                                              65,008                   6,044              9.30%
                                                               -----------------      ------------------   ----------------
       Total loans                                                      921,062                  77,032              8.36%
                                                               -----------------      ------------------   ----------------
 Total interest earning assets                                        1,369,308                 105,827              7.73%
                                                               -----------------      ------------------   ----------------

 Allowance for loan losses                                              (11,780)
 Cash and due from banks                                                 49,737
 Other assets                                                           108,198
                                                               -----------------
    TOTAL ASSETS                                                     $1,515,463
                                                               =================

 Liabilities and Stockholders' Equity:
 Interest-bearing liabilities:
    Demand deposits                                                    $420,159                 $10,262              2.44%
    Savings deposits                                                    129,887                   2,587              1.99%
    Time deposits                                                       555,849                  28,802              5.18%
    Borrowed funds                                                      105,391                   5,753              5.46%
                                                               -----------------      ------------------   ----------------
 Total interest-bearing liabilities                                   1,211,286                  47,404              3.91%
                                                               -----------------      ------------------   ----------------

 Demand deposits                                                        148,208
 Other liabilities                                                       31,327
 Stockholders' equity                                                   124,642
                                                               -----------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $1,515,463
                                                               =================

 Net interest rate spread                                                                                            3.82%
 Net interest income (FTE)
 Net interest margin                                                                             58,423              4.27%
 Taxable-equivalent adjustment                                                                   (4,201)
                                                                                      ------------------
 Net interest income                                                                            $54,222
                                                                                      ==================

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

                                            2001 VERSUS 2000                               2000 Versus 1999
                                ---------------------------------------        ----------------------------------------
Increase/(Decrease)                        DUE TO CHANGES IN                               Due to Changes in
                                ---------------------------------------        ----------------------------------------
                                 VOLUME          RATE            TOTAL          Volume           Rate            Total
                                --------       --------        --------        --------        --------        --------
Interest income:
  Federal funds sold              $2,320        $(2,066)           $254           $(298)           $413            $115
  Interest-bearing deposits
    with banks                         3            (53)            (50)            (34)              6             (28)
  Securities                       2,801           (597)          2,204           2,609           1,341           3,950
  Loans                            5,475         (4,791)            684           7,170           1,443           8,613
                                --------       --------        --------        --------        --------        --------
    Total interest income         10,599         (7,507)          3,092           9,447           3,203          12,650
                                --------       --------        --------        --------        --------        --------


Interest expense:
  Interest-bearing demand            626         (3,950)         (3,324)           (163)          1,831           1,668
  Savings deposits                   599            135             734             167              32             199
  Time deposits                    3,054         (1,497)          1,557           4,141           2,986           7,127
  Borrowed funds                     854         (1,048)           (194)          1,298             805           2,103
                                --------       --------        --------        --------        --------        --------
    Total interest expense         5,133         (6,360)         (1,227)          5,443           5,654          11,097
                                --------       --------        --------        --------        --------        --------
    Net interest income           $5,466        $(1,147)         $4,319          $4,004         $(2,451)         $1,553
                                ========       ========        ========        ========        ========        ========

For yield calculation purposes, nonaccruing loans are included in the average loan balances.

PROVISION FOR LOAN LOSSES

        The provision for loan losses charged against earnings was $1,217,000 in 2001, compared to $605,000 in 2000 and $1,060,000 in 1999. Sterling adjusts the provision for loan losses periodically as deemed necessary to maintain the allowance at a level deemed to meet the risk characteristics of the loan portfolio. The $612,000, or 101%, increase in the provision for loan losses during 2001 compared to 2000, was reflective of increases in net charge-offs and some deterioration in asset quality ratios.

        See further discussion in the asset quality discussion of this annual report.

NONINTEREST INCOME

                  Details of noninterest income follow:

TABLE 3 - NONINTEREST INCOME

                                                             2001 VERSUS 2000
                                      ---------------------------------------------------------------------------
Increase/(Decrease)                        2001              AMOUNT              %                2000
                                      ---------------  ------------------  -------------    -----------------
Income from fiduciary activities              $4,166                $224           5.7%               $3,942
Service charges on deposit
   accounts                                    4,897                 176           3.7%                4,721
Other service charges,
   commissions and fees                        4,188                 548          15.1%                3,640
Mortgage banking income                        2,222               1,388         166.4%                  834
Gain on sale of real estate                       21                (322)        (93.9)%                 343
Rental income on leased property              24,319               2,140           9.6%               22,179
Other operating income                         1,402                 244          21.1%                1,158
Securities gains                               2,710               2,019         292.2%                  691
                                      ---------------  ------------------  -------------    -----------------
Total                                        $43,925              $6,417          17.1%              $37,508
                                      ===============  ==================  =============    =================

                                                             2000 VERSUS 1999
                                      ----------------------------------------------------------
Increase/(Decrease)                            AMOUNT               %                1999
                                         ------------------   -------------    -----------------
Income from fiduciary activities                      $437           12.5%               $3,505
Service charges on deposit
   accounts                                           (12)          (0.3%)                4,733
Other service charges,
   commissions and fees                                327            9.9%                3,313
Mortgage banking income                              (613)         (42.4)%                1,447
Gain on sale of real estate                            343            100%                    -
Rental income on leased property                     3,710           20.1%               18,469
Other operating income                                 301           35.1%                  857
Securities gains                                     (524)         (43.1)%                1,215
                                         ------------------   -------------    -----------------
Total                                               $3,969           11.8%              $33,539
                                         ==================   =============    =================


        Noninterest income totaled $43,925,000 for the year ended December 31, 2001, a 17.1% increase over 2000. For the year ended December 31, 2000, noninterest income totaled $37,508,000, an increase of 11.8% over 1999 totals.

        Income from fiduciary activities, which includes both institutional trust and personal wealth management services, grew to $4,166,000 for the year ended December 31, 2001, up from $3,942,000 in 2000 and $3,505,000 in 1999. A higher level of assets under management supported the revenue increases in both 2001 and 2000. At December 31, 2001, Sterling had total assets under administration of approximately $980 million compared to $887 million at the end of 2000 and $856 million at the end of 1999. These numbers include assets under management of $737 million, $662 million and $636 million at December 31, 2001, 2000 and 1999. The positive effects of new business development were able to offset the market declines in the past two years that would negatively influence fee-based income. This resulted in the positive gains noted in both income from fiduciary activities and assets under administration.

        Management strongly believes that wealth management business represents a significant growth opportunity for the Corporation. Sterling will continue its concerted efforts to expand this business, including marketing efforts aimed at cross-selling these services, and the hiring of experienced professionals. In addition, effective January 1, 2002, the wealth management divisions of Bank of Lancaster County and Bank of Hanover were combined into a single entity, Sterling Financial Trust Company. Through the formation of a separate trust company, Sterling believes it will be able to increase revenue generation opportunities, while increasing operating efficiencies.

        Other service charges, commissions and fees totaled $4,188,000 in 2001, a 15.1% increase over 2000's total of $3,640,000. 2000 experienced a similar increase over 1999's results, which totaled $3,313,000. Increased customer debit card usage, higher fees implemented in the latter half of 1999 on non-customer ATM transactions and higher volumes of customers enrolled in cash management programs have led to the revenue increases in this category.

        Mortgage banking income totaled $2,222,000 in 2001, compared to $834,000 in 2000 and $1,447,000 in 1999. Mortgage banking income has been favorably influenced by the trend noted in the financial services industry, which has seen an increased volume of mortgage loan originations/refinancing during 2001. This increase in originations/refinancing volumes is the direct result of lower interest rates on mortgage loan products offered in 2001 versus 2000. This lower interest rate environment has accelerated prepayment speeds.

        During 2001, Sterling recognized a $21,000 gain on the sale of Maryland real estate, versus a $343,000 gain in 2000.

        Rental income on operating leases has increased 9.6% from $22,179,000 in 2000 to $24,319,000 in 2001. This follows an increase of 20.1% in 2000 over 1999 results. The increase in rental income is primarily due to an increase in the number of units under operating leases, which totaled 5,864, 5,330 and 4,648 as of December 31, 2001, 2000 and 1999. Sterling recognizes that leasing operations represent a growth opportunity for the corporation and has committed resources to expand this line of business. These resources include increased marketing efforts, not only in developing new customer relationships, but also in maintaining existing customer relationships.

        Other operating income totaled $1,402,000 for the year ended December 31, 2001, an increase of $244,000, or 21.1%, over 2000's operating of $1,158,000. The 2000 increase is primarily attributable to the revenues generated from reinsurance credit life and disability activities that began in 2001, through Sterling's Cayman Island captive reinsurance company. The $301,000 increase in other operating income in 2000 over 1999 is the result of normal increases in other operating income levels that have been supplemented in the current year with the reinsurance activities.

        Securities gains and losses, all from the available-for-sale portfolio, are summarized as follows:

                                                     2001                 2000                 1999
                                             --------------------    ---------------    -----------------
        Net realized gains (losses):
                Debt securities
                                Gains                       $728               $291                 $162
                                Losses                      (51)              (136)                (150)
                Equity securities
                                Gains                      2,442                751                1,288
                                Losses                    ( 409)              (215)                 (85)
                                             --------------------    ---------------    ----------------
                                                          $2,710               $691               $1,215
                                             ====================    ===============    ================

        Gains and losses on debt securities are realized as part of ongoing investment portfolio and balance sheet management strategies. Equity security gains and losses are generated primarily through Sterling's equity portfolio of financial institution sector stocks.

NONINTEREST EXPENSES

        Details of noninterest expense follow:

TABLE 4 - NONINTEREST EXPENSES

                                                        2001 VERSUS 2000                          2000 VERSUS 1999
                                                     ----------------------                     --------------------
Increase/(Decrease)                     2001          AMOUNT           %           2000          AMOUNT          %            1999
                                       -------       -------        -------       -------       -------        -----         -------
Salaries and employee benefits         $30,990        $3,211           11.6%      $27,779        $1,530            5.8%      $26,249
Net occupancy                            3,826           395           11.5%        3,431           338           10.9%        3,093
Furniture & equipment                    5,081           471           10.2%        4,610           (12)          (0.3)%       4,622
Professional services                    2,412           453           23.1%        1,959          (291)         (12.9)%       2,250
Depreciation on operating
   lease assets                         19,217         1,748           10.0%       17,469         2,828           19.3%       14,641
Merger related and restructuring
   costs                                    --        (2,898)        (100)%         2,898         2,475          585.1%          423
Other                                   13,646         1,589           13.2%       12,057           876            7.8%       11,181
                                       -------       -------        -------       -------       -------        -------       -------
   Total                               $75,172        $4,969            7.1%      $70,203        $7,744           12.4%      $62,459
                                       =======       =======        =======       =======       =======        =======       =======

        The largest component of noninterest expense is salaries and employee benefits, which increased $3,211,000, or 11.6%, to $30,990,000 in 2001, after increasing $1,530,000 or 5.8% in 2000. The increase in salaries and employee benefits during 2001 is attributable to the following factors:

        -       Normal merit increases for employees;

        - The growth that Sterling has experienced, including several branches opened throughout 2000 which were fully operational for the entire year and two new branches opened in the fourth quarter of 2001;

        - Duplication of a limited number of positions, in anticipation of operations staff relocating from Hanover to Lancaster. As a result, training had to be completed for new employees, while severed employees worked through their arranged dates resulting in some redundancy of positions;

        - Increased overtime pay and temporary help incurred as result of the additional efforts required to ensure four successful core processing system conversions that occurred throughout 2001; and

        - Increases in employee benefit costs, particularly health and welfare benefit plans, consistent with the increased health care cost trend noted nationwide.

        Net occupancy expense totaled $3,826,000 in 2001, $3,431,000 in 2000 and $3,093,000 in 1999. The 11.5% increase experienced in 2001 was primarily the result of several branches that opened throughout 2000, which were fully operational for the entire 2001 year. Additionally, expansion and renovations made at other existing branches led to the increase in occupancy expense.

        Similarly, the 10.2%, or $471,000 increase in furniture and equipment expense during 2001 versus 2000 was the result of an increase in number of locations, as well as the increased maintenance costs associated with more sophisticated delivery channels offered to our customer base.

        Professional service expense totaled $2,412,000 for the year ended December 31, 2001, a 23.1% increase over 2000 results. This followed a 12.9% decrease in professional service expense experienced in 2000 as compared to 1999. The increase in professional services can be attributed to the following factors:

        - Sterling's continued reliance on services outsourced to third parties who can bring a greater degree of knowledge and experience to the organization that can be obtained internally;

        - Obtain temporary professional resources to assist in the four core processing conversions that took place throughout 2001;

        - Legal and other consulting fees associated with the formation of two new business ventures, including Sterling Financial Trust Company and Professional Services Group; and

        - Management's desire to increase awareness of the parent company's name. As a result, professional service fees were incurred in establishing, reserving and preserving the "Sterling" name in the communities served.

        Depreciation on operating lease assets totaled $19,217,000 in 2001, $17,469,000 in 2000, and $14,641,000 in 1999. The 10.0% and 19.3% increases noted in 2001 and 2000 are consistent with the 9.6% and 20.1% increases noted in rental income on operating leases discussed above. Depreciation on operating lease assets as a percent of rental income on operating leases remained at approximately 79% for all three years.

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

        Sterling expects the conversion of the banking subsidiaries into one common core processing system will result in operating efficiencies through a better leveraging of technology, a greater array of products being offered to customers, and better customer service. The conversion to the new core processing system and resulting reduction in the workforce is expected to result in an estimated net annual savings of approximately $1.5 million. Of this amount, approximately 33% was realized in 2001 and 100% will be realized in years 2002 and beyond.

        The following summarizes the restructuring expenses charged to operations during 2000, and the remaining restructuring accrual balance at December 31, 2001. The remaining unpaid expenses will be paid throughout 2001-2002.

                                                 Initial                             Remaining
                                                 Expense                              Accrual
                                       -----------------------------        ----------------------------
     Employee termination                                      $718                                $355
     Asset disposal/write-downs                                 334                                   -
     Noncancelable contracts                                    312                                 121
     Professional fees                                           88                                  28
     Other                                                       20                                   -
                                       -----------------------------        ----------------------------
                                                             $1,472                                $504
                                       =============================        ============================

        Merger related costs during 1999 totaled $423,000 and was a direct result of Sterling's acquisition of Northeast Bancorp, Inc. completed in June 1999. These merger expenses consisted entirely of attorney, accountant, investment advisory and application fees.

        Other noninterest expenses totaled $13,646,000 during 2001, versus $12,057,000 in 2000 and $11,181,000 in 1999. Significant expense components in this category include marketing and advertising, postage, utilities, MAC fees, and Pennsylvania Shares Tax. The increase in expense noted during 2001 and 2000 was the direct result of Sterling's overall growth, which requires many of these types of expenses to increase as well.

        Operating expenses levels are often measured by the efficiency ratio, which expresses noninterest expense, excluding merger related and restructuring charges, as a percentage of tax-equivalent net interest income and other income. In calculating its efficiency ratio, Sterling nets depreciation on operating leases with the related rental income to more consistently present operating results with the banking industry. The efficiency ratio was 63.9%, 62.9% and 62.3% for the years ended December 31, 2001, 2000 and 1999. The deterioration in the efficiency ratio can be attributed to compression in the net interest margin, certain redundancies in operational staffing related to centralizing support units, and the opening of five denovo branches throughout 2000 and 2001 whose revenue streams are growing.

INCOME TAXES

        Sterling recognized income taxes of $5,844,000, or 22.3% of pre-tax income, in 2001. Income tax expense totaled $4,951,000, or 23.0% of pretax income in 2000, and $6,257,000 or 25.8% of pre-tax income in 1999. The variances from the federal statutory rate of 35% are generally due to tax-exempt income, investments in low-income housing partnerships (which qualify for federal tax credits), offset somewhat by certain non-deductible merger related costs and state income taxes.

        The decline in the effective tax rate during 2001 is a result of non-deductible merger costs expensed in 2000, with no similar costs incurred in 2001. The downward trend in the effective tax rate from 1999 to 2001 is consistent with the increase in tax-free investment securities during this period.


FINANCIAL CONDITION

        Average earning assets increased in 2001 to $1,629,482,000 from $1,488,459,000 in 2000 and $1,369,308,000 in 1999. Solid growth in commercial loans, consumer loans, and finance leases contributed greatly to the increase in average earning assets. Additionally, Sterling's security portfolio increased over the last three years, as a result of its funding exceeding the loan demand. Average funding sources, or interest bearing liabilities, increased in 2001 to $1,436,190,000 from $1,316,687,000 in 2000 and $1,211,286,000 in 1999.

INVESTMENT SECURITIES

        Sterling utilizes investment securities to generate interest and dividend income, to manage interest rate risk, and to provide liquidity. The growth in the security portfolio, in part, reflects the trends in loans, deposits, and borrowed funds during 2001. As deposit and borrowing growth outpaced loan growth during 2001, excess funding was invested in the securities portfolio. Much of the investment activity focused on U.S. Government agencies, tax-free municipal, and corporate securities. These securities provide the appropriate characteristics with respect to yield and maturity relative to the management of the overall balance sheet.

        At December 31, 2001, the securities balance included a net unrealized gain on available-for-sale securities of $8,357,000, versus a net unrealized gain of $3,851,000 at December 31, 2000. The reduction in long-term interest rates at December 31, 2001 versus 2000 led to the appreciation in the fair value of securities during 2001.

TABLE 5 - INVESTMENT SECURITIES

        The following table shows the amortized cost of the held-to-maturity securities owned by Sterling as of the dates indicated. Securities are stated at cost adjusted for amortization of premiums and accretion of discounts.

                                                                          DECEMBER 31,
                                                          ----------------------------------------------
                                                              2001            2000            1999
                                                          -------------- --------------- ---------------
U.S. Treasury securities                                             $-              $-            $501
U.S. Government agencies                                            109             604           1,460
States and political subdivisions                                33,757          39,151          42,518
Mortgage-backed securities                                          497             676           1,033
Corporate securities                                              1,540           2,866           4,757
                                                          -------------- --------------- ---------------
   Subtotal                                                      35,903          43,297          50,269
Non-marketable equity securities                                  5,885           7,788           8,160
                                                          -------------- --------------- ---------------
   Total                                                        $41,788         $51,085         $58,429
                                                          ============== =============== ===============

        The following table shows the amortized cost and fair value of the available-for-sale securities owned as of the dates indicated.

                                                              DECEMBER 31,
                                 -----------------------------------------------------------------------
                                          2001                    2000                    1999
                                 ----------------------- ----------------------- -----------------------
                                 AMORTIZED               AMORTIZED                AMORTIZED
                                    COST     FAIR VALUE     COST     FAIR VALUE     COST     FAIR VALUE
                                 ----------- ----------- ----------- ----------- ----------- -----------
U.S. Treasury securities            $15,188     $15,685     $35,835     $35,986     $37,010     $36,814
U.S. Government agencies             87,714      89,569      70,711      70,988      59,081      57,726
States and political
subdivisions                        164,357     164,746     139,343     139,064     111,969     107,011
Mortgage-backed securities           57,232      57,781      73,447      72,812      83,149      79,975
Corporate securities                148,734     151,044     100,407     100,698      82,346      80,848
                                 ----------- ----------- ----------- ----------- ----------- -----------
   Subtotal                         473,225     478,825     419,743     419,548     373,555     362,374
Equity securities                     9,373      12,130      11,702      15,748       8,504       9,824
                                 ----------- ----------- ----------- ----------- ----------- -----------
   Total                           $482,598    $490,955    $431,445    $435,296    $382,059    $372,198
                                 =========== =========== =========== =========== =========== ===========

TABLE 6 - INVESTMENT SECURITIES (YIELDS)

        The following table shows the maturities of held-to-maturity debt securities at amortized cost as of December 31, 2001 and approximate weighted average yields of such securities. Yields on states and political subdivision securities are shown on a tax equivalent basis, assuming a 35% federal income tax rate.

                                                OVER 1 THRU 5       OVER 5 THRU
                           1 YEAR AND LESS          YEARS             10 YEARS         OVER 10 YEARS          TOTAL
                           ----------------  ------------------  -----------------  ------------------  ------------------
                           AMOUNT    YIELD    AMOUNT     YIELD    AMOUNT    YIELD     AMOUNT    YIELD     AMOUNT    YIELD
                           -------  -------  ---------  -------  --------  -------  ---------  -------  ---------  -------
U.S. Government agencies        $-   0.00%         $-    0.00%       $44    5.71%        $65    6.10%       $109    5.94%
States and political
subdivisions                 2,021   6.66%     11,897    7.40%    18,443    7.08%      1,396    7.67%     33,757    7.19%
Mortgage-backed securities      18   7.92%        272    7.59%       156    8.67%         51    6.21%        497    7.80%
Corporate securities           526   6.04%        501    6.05%         -        -        513    9.36%      1,540    7.15%
                           -------  -------  ---------  -------  --------  -------  ---------  -------  ---------  -------
   Total                    $2,565   6.54%    $12,670    7.35%   $18,643    7.09%    $ 2,025    8.02%    $35,903    7.20%
                           =======  =======  =========  =======  ========  =======  =========  =======  =========  =======

        The following table shows the maturities of available-for-sale debt securities at fair value as of December 31, 2001 and approximate weighted average yields of such securities. Yields on states and political subdivision securities are shown on a tax equivalent basis, assuming a 35% federal income tax rate.

                                                OVER 1 THRU 5      OVER 5 THRU 10
                           1 YEAR AND LESS          YEARS              YEARS            OVER 10 YEARS           TOTAL
                           ----------------  ------------------  -----------------  ---------  -------  ------------------
                           AMOUNT    YIELD    AMOUNT     YIELD    AMOUNT    YIELD     AMOUNT    YIELD     AMOUNT    YIELD
                           -------  -------  ---------  -------  --------  -------  ---------  -------  ---------  -------
U.S. Treasury securities    $7,423   5.48%     $8,262    5.55%        $-     .00%         $-     .00%    $15,685    5.52%
U.S. Government agencies     5,326   5.59%     58,800    5.32%    22,013    6.03%      3,430    6.33%     89,569    5.55%
States and political
subdivisions                 2,073   6.56%     21,479    6.54%    33,675    6.69%    107,519    7.29%    164,746    7.06%
Mortgage-backed securities     192   4.80%      6,161    5.85%     7,033    5.32%     44,395    6.58%     57,781    6.34%
Corporate  securities       27,722   6.36%    109,440    6.06%     7,891    5.81%      5,991    4.75%    151,044    6.05%
                           -------  -------  ---------  -------  --------  -------  ---------  -------  ---------  -------
   Total                   $42,736   6.11%   $204,142    5.87%   $70,612    6.25%   $161,335    6.98%   $478,825    6.32%
                           =======  =======  =========  =======  ========  =======  =========  =======  =========  =======

        There is no issuer of securities in which the aggregate book value of that issuer, other than securities of the U.S. Treasury, U.S. Government agencies or corporations, exceeds 10% of stockholders' equity.

LOANS

        Loans outstanding increased $64,958,000, or 6.3% in 2001, compared to 7.8% growth experienced in 2000. The growth in loans is consistent with a stable local economy, and continued for loans to support existing customers' growth. The commercial loan portfolio experienced strong growth during the period, increased by $75,461,000, or 14.4%. This growth trend is consistent with the trend noted in prior years, and is the result of actively marketing commercial services to professionals in the target market, leading to an increased referral base. Additionally, Sterling has been able to develop a network of regional community banks to participate loans.

        The $25,421,000 decrease in real estate mortgage loans has been a result of increasing our emphasis on commercial loan products, combined with holding fewer mortgage loans for portfolio. As mentioned previously, interest rates hit 30 year lows, which produced a great deal of refinancings of portfolio loans. Given the low interest rates on newly originated loans, management has sold a higher percentage of mortgage loans in the secondary market than in the past in order to manage its interest rate risk position.

TABLE 7 - LOAN PORTFOLIO

        The following table sets forth the composition of Sterling's loan portfolio as of the dates indicated:

                                                               DECEMBER 31,
                                   ----------------------------------------------------------------------
                                       2001          2000          1999          1998          1997
                                   ------------- ------------- ------------- ------------- --------------
Commercial, financial and
agricultural                           $598,174      $522,713      $456,958      $418,469       $384,343
Real estate-construction                 19,710         9,665         9,127         8,164          8,345
Real estate-mortgage                    117,293       142,534       155,894       146,515        150,171
Consumer                                279,139       279,645       263,356       247,855        246,610
Lease financing (net of unearned
income)                                  83,857        78,658        73,123        57,736         52,566
                                   ------------- ------------- ------------- ------------- --------------
   Total                             $1,098,173    $1,033,215      $958,458      $878,739       $842,035
                                   ============= ============= ============= ============= ==============

TABLE 8 - LOAN MATURITY AND INTEREST SENSITIVITY

        The following table sets forth the maturity of the loan portfolio as of December 31, 2001:

                                                                AFTER ONE
                                                  WITHIN ONE    BUT WITHIN    AFTER FIVE
                                                     YEAR       FIVE YEARS      YEARS          TOTAL
                                                 ------------- ------------- ------------- --------------
Commercial, financial and agricultural             $73,910       $158,079      $366,185       $598,174
Real estate-construction                            11,370          2,842         5,498         19,710
                                                 ------------- ------------- ------------- --------------
                                                   $85,280       $160,921      $371,683       $617,884
                                                 ============= ============= ============= ==============

        Loans due after one year totaling $176,066,000 have variable interest rates. The remaining $356,538,000 in loans have fixed rates.

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

        The unemployment rate in Sterling's market area remained below the national average during 2001. Additionally, reasonably low interest rates, a stable local economy and minimal inflation continued to support favorable economic conditions in the area.

        Non-performing assets include nonaccrual and restructured loans, accruing loans past due 90 days or more and other foreclosed assets. Sterling's general policy has been to cease accruing interest on loans when management determines that a reasonable doubt exists as to the collectibility of additional interest. When management places a loan on nonaccrual status, it reverses unpaid interest credited to income. Sterling recognizes income on these loans only to the extent that it receives cash payments. Sterling typically returns nonaccrual loans to performing status when the borrower brings the loan current and performs in accordance with contractual terms for a reasonable period of time. Sterling categorizes a loan as restructured if it changes the terms of the loan such as interest rate, repayment schedule or both, to terms that it otherwise would not have granted originally.

TABLE 9 - NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

        The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans:

                                                                  DECEMBER 31,
                                          --------------------------------------------------------------
                                             2001         2000        1999         1998         1997
                                          -----------  ----------- ------------ -----------  -----------
Nonaccrual loans                              $6,707       $3,102         $771      $1,425       $1,645
Accruing loans, past due 90 days or more       1,562        1,145          882       1,079        1,443
Restructured loans                               531        1,851        1,961       1,993        2,326
                                          -----------  ----------- ------------ -----------  -----------
    Total non-performing loans                 8,800        6,098        3,614       4,497        5,414
Foreclosed assets                                 74          469          504         261          577
                                          -----------  ----------- ------------ -----------  -----------
    Total non-performing assets               $8,874       $6,567       $4,118      $4,758       $5,991
                                          ===========  =========== ============ ===========  ===========




Nonaccrual loans:
Interest income that would have
been recorded under original terms              $429         $196          $98        $138         $221
Interest income recorded                          43           94            8          22           59

Ratios:
Non-performing loans to total loans            0.80%        0.59%        0.38%       0.51%        0.64%
Non-performing assets to total loans
  and foreclosed assets                        0.81%        0.64%        0.43%       0.54%        0.71%
Non-performing assets to total assets          0.48%        0.38%        0.26%       0.32%        0.45%

        As of December 31, 2001, total non-performing assets totaled $8,874,000, an increase of $2,307,000 or 35.1% from December 31, 2000. The increase in nonaccrual loans is primarily the result of two large credits that moved into nonaccrual status during 2001. One of these loans is fully secured by real estate, while the other loan is partially secured by real estate. As a result of the increase in nonaccrual loans, Sterling experienced an increase in non-performing loans to total loans outstanding, as well as non-performing assets to total loans and foreclosed assets. However, these levels are within acceptable limits and are consistent with Sterling's peer group.

        Potential problem loans are defined as performing loans that have characteristics that cause management to have serious doubts as to the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as nonperforming loans in the future. Total potential problem loans approximated $1.8 million at December 31, 2001. Additionally, outstanding letter of credit commitments totaling approximately $1.4 million could result in potential problem loans if drawn upon. The majority of these loans are secured by real estate with acceptable loan-to-value ratios.

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

        A summary of the activity in the allowance for loan losses is as follows:

TABLE 10 - SUMMARY OF LOAN LOSS EXPERIENCE

                                                                   YEARS ENDED DECEMBER 31,
                                              ----------------------------------------------------------------------
                                                  2001          2000          1999          1998           1997
                                              ------------- ------------- --------------- ------------- ------------
Beginning balance                                  $11,716       $11,875       $11,475        $11,050       $10,662
                                              ------------- ------------- --------------- ------------- ------------
Loans charged off during year:
   Commercial, financial and agricultural            1,152           568           350            584           270
   Real estate mortgage                                  1            53           107            116           122
   Consumer                                            864           459           661          1,328         1,639
   Lease financing                                     577           101            31             54           121
                                              ------------- ------------- --------------- ------------- ------------
    Total charge-offs                                2,594         1,181         1,149          2,082         2,152
                                              ------------- ------------- --------------- ------------- ------------

Recoveries:
 Commercial, financial and agricultural                436            95           198            112           181
 Real estate mortgage                                    -            10             -             34             -
 Consumer                                              269           301           247            317           255
 Lease financing                                        27            11            44             28            65
                                              ------------- ------------- --------------- ------------- ------------
    Total recoveries                                   732           417           489            491           501
                                              ------------- ------------- --------------- ------------- ------------
Net loans charged off                                1,862           764           660          1,591         1,651
Provision for loan losses                            1,217           605         1,060          2,016         2,039
                                              ------------- ------------- --------------- ------------- ------------
Balance at end of year                             $11,071       $11,716       $11,875        $11,475       $11,050
                                              ============= ============= =============== ============= ============

Ratio of net loans charged off
 to average loans outstanding                        0.17%         0.08%         0.07%          0.18%         0.20%
Ending allowance for loan losses to
 net loans charged off                               5.9x          15.3x         18.0x           7.2x          6.7x
Net loans charged off to provision
 for loan losses                                    152.9%        126.2%         62.3%          78.9%         81.0%
Allowance for loan losses as a
 percent of total loans outstanding                  1.01%         1.13%         1.24%          1.31%         1.31%
Allowance for loan losses as a
 percent of non-performing loans                    125.8%        192.1%        328.6%         255.2%        204.1%

        The allowance for loan losses decreased $645,000 from $11,716,000 at December 31, 2000 to $11,071,000 at December 31, 2001. The allowance represents 1.01% of loans outstanding at December 31, 2001, versus 1.13% as of the prior year-end.

         Net charge-offs totaled $1,862,000 for the year ended December 31, 2001, versus $764,000 in 2000, an increase of 143.7%. A primary reason for the increase in charge-offs was a charge-off of approximately $770,000 in loans that were determined to have had fraudulent collateral associated with them. During the first quarter of 2002, Sterling recovered $598,000 in insurance proceeds, which represents a large portion of the fraudulent loans. Additionally, consumer loan charge-offs increased 88%, primarily the result of our higher consumer debt and delinquencies.

        The increase in the lease financing charge-offs during 2001 as compared to previous years is the result of rising fuel prices, escalating insurance costs, and a downturn in the economy, which has led to increased delinquencies and subsequent charge-offs of certain transportation industry lease receivables.

        As a result of the increased net loan charge-offs, Sterling increased its provision for loan losses by $612,000, or 101%.

TABLE 11 - ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                                YEARS ENDED DECEMBER 31,
                  --------------------------------------------------------------------------------------------
                         2001             2000                1999              1998             1997
                  ------------------ --------------- ---------------- --------------------- ------------------
                             Loans              Loans             Loans             Loans              Loans
                             % to               % to              % to              % to               % to
                             total              total             total             total              total
                   Amount    loans    Amount    loans    Amount   loans   Amount    loans     Amount   loans
                  ---------- ------- --------- -------- --------- ------ --------- -------- --------- --------
Commercial,
  financial and
  agricultural       $6,751     54%     $7,816     50%    $6,821    48%     $5,825     47%     $5,085     46%

Real estate,
  mortgage and
  construction          188     13%        255     15%       256    17%        291     18%        218     19%
Consumer                791     25%      1,283     27%     1,649    27%      1,585     28%      1,792     29%
Leases                  617      8%        512      8%       638     8%        527      7%        599      6%
Unallocated           2,724       -      1,850       -     2,511      -      3,247       -      3,356       -
                  ---------- ------- --------- -------- --------- ------ --------- -------- --------- --------
   Total            $11,071    100%    $11,716    100%   $11,875   100%    $11,475    100%    $11,050    100%
                  ========== ======= ========= ======== ========= ====== ========= ======== ========= ========


        The allocation of the allowance for loan losses between the various loan portfolios has changed over the past few years, consistent with the historical net loss experience in each of the portfolios.

        The largest reserve allocation is to the commercial, financial and agricultural loan portfolio, which represents approximately 54% of the reserve balance. Despite a 14% increase in this portfolio and higher charge-offs of commercial loans during 2001, the total reserve allocation has declined. Factors contributing to this decrease were the 2000 reserve allocation of $770,000 for fraudulent loans that were subsequently charged-off in 2001, and an overall improvement in the credit quality of the commercial loan portfolio. In the first quarter of 2002, Sterling recovered approximately $600,000 of the fraudulent loan principal balance through insurance proceeds and recorded them as a recovery.

        Although nonaccrual loans have increased during the year, this was primarily the result of two large credits. Absent these two credits, the overall credit rating of the portfolio has improved since 2000. This nonhomogeneous loan portfolio continues to represent the greatest risk exposure to Sterling, as the credits generally are significantly larger than the remainder of the portfolio and the related collateral is not as marketable. Additionally, other external factors such as competition for high rated credits have also been considered in allocating this reserve balance.

        Sterling sold its credit card portfolio in 1998, which resulted in a significant improvement in net charge-offs within the consumer loan portfolio since the sale of this portfolio. Over time, the allocation of the reserve of the consumer loan portfolio has declined, as the historical aggregate charge-offs to average loans outstanding improves, thereby resulting in a lower reserve allocation on the existing portfolio. Further, management has been more aggressive in charging off consumer loans, which results in a portfolio requiring lower reserves. This reduction in allocated allowance is due to continued decreases in net charge-offs and enhanced performance in this portfolio.

        During 2001, the reserve allocation related to the lease portfolio has increased, consistent with the trends noted in lease charge-offs during the period and continued uncertainty as to the impact of the economy on the slumping transportation industry.

        Over the past several years, the allowance for loan losses as a percent of outstanding loan balance has declined from 1.31% at December 31, 1997 to 1.01% at December 31, 2001. The unallocated portion of the allowance reflects estimated inherent losses within the portfolio that have not been detected. The unallocated portion of the reserve results due to risk of error in the specific and general reserve allocations, other potential exposure in the loan portfolio, variances in management's assessment of national and local economic conditions, and other internal or external factors that management believes appropriate at the time.

        While management believes Sterling's allowance for loan losses is adequate based on information currently available, future adjustments to the reserve may be necessary due to changes in economic conditions, and management's assumptions as to future delinquencies or loss rates.

ASSETS HELD FOR OPERATING LEASES

        Assets held for operating leases, net of accumulated deprecation, totaled $58,996,000 at December 31, 2001, an increase of $4,702,000 from the December 31, 2000 balance of $54,294,000. Assets held for operating leases totaled $47,639,000 at December 31, 1999. The increase is a direct result of an increase in the number of units under operating leases, which totaled 5,864, 5,330, and 4,648 as of December 31, 2001, 2000 and 1999.

        Operating leases have residual value risk associated with them. Operating lease terms, including monthly rental payment and length of the lease, are established based upon the residual value, or the estimate of fair value of the leased asset at the end of the lease term. If, at the end of the lease term, the fair value of the leased property is less than the residual value calculated at lease origination, a loss on disposal could result. Sterling mitigates this risk through the utilization of anticipated values published by various industries, and in some instances, discussions with industry experts. Further, the lease terms include provisions that the lessee shares the risk of loss on disposal of equipment, up to 50% of the residual value.

DEPOSITS

        Sterling continues to rely heavily on deposit growth as the primary source of funds for lending activities. Average deposits increased 8.6%, or $116 million, in 2001. This increase is consistent with the growth trend noted in 2000. This growth has been achieved through the development of products that meets the needs of our customers. Additionally, due to consumers' confidence slipping in the stock and mutual fund markets, deposits have grown as these consumers migrate towards deposit products, which are generally regarded as safer, more liquid investments. Sterling will continue to explore new products for its customers, to mitigate increased consumer preference for higher risk investments, such as mutual funds and equity securities. An example of this is the development of a cash management product that was promoted to customers that historically had their balances swept into a non-deposit product.

TABLE 12 - AVERAGE DEPOSIT BALANCES AND RATES PAID

        The following table summarizes the average amounts of deposits and rates paid for the years indicated:

                                                          YEARS ENDING DECEMBER 31,
                                       -----------------------------------------------------------------
                                               2001                  2000                  1999
                                       --------------------- --------------------- ---------------------
                                          AMOUNT      RATE      AMOUNT      RATE      AMOUNT      RATE
                                       ------------- ------- ------------- ------- ------------- -------
Noninterest-bearing demand deposits        $168,678   0.00%      $158,560   0.00%      $148,208   0.00%
Interest-bearing demand deposits            435,199   1.98%       413,486   2.89%       420,159   2.44%
Savings deposits                            167,978   2.10%       138,262   2.02%       129,887   1.99%
Time deposits                               689,797   5.43%       635,765   5.65%       555,849   5.18%
                                       -------------         -------------         -------------
   Total                                 $1,461,652            $1,346,073            $1,254,103
                                       =============         =============         =============

                                      28

TABLE 13 - DEPOSIT MATURITY

        The following table summarizes the maturities of time deposits of $100,000 or more as of the dates indicated:

                                                                           DECEMBER 31,
                                                                    ----------------------------
                                                                        2001          2000
                                                                    ------------- --------------
Three months or less                                                     $21,464        $22,274
Over three through six months                                             49,001         19,280
Over six through twelve months                                            23,091         21,995
Over twelve months                                                         9,369         31,853
                                                                    ------------- --------------
   Total                                                                $102,925        $95,402
                                                                    ============= ==============

BORROWINGS

        Short-term borrowings are comprised primarily of securities sold under agreements to repurchase, U.S. Treasury demand notes and lines of credit. As of December 31, 2001, short-term borrowings totaled $20,285,000, a decline of $5,371,000 from the December 31, 2000 balance of $25,656,000.

        Long-term debt consists primarily of advances from the Federal Home Loan Bank and borrowings from other financial institutions to fund Sterling's growth in its finance and operating lease portfolios. Long-term debt totaled $121,093,000 at December 31, 2001, an increase of $7,243,000 from December 31, 2000. Sterling increased its reliance on long-term debt during 2001, including utilization of long-term debt to reduce its short-term obligations. The increase in long-term debt was a direct result of management's intention to capitalize on the 30 year lows in interest rates, and matching finance and operating lease growth with these long-term funds.

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

        The primary source of additional capital to Sterling is earnings retention, which represents net income less dividends declared. During 2001, Sterling retained $10,562,000, or 52%, of its net income. Stockholders' equity also increased as a result of $2,935,000 in other comprehensive income, which relates exclusively to unrealized gains on securities available-for-sale.

        During the first quarter of 2001, Sterling announced the Board of Directors authorized the repurchase of up to 150,000 shares of its outstanding common stock. Through December 31, 2001, 53,077 shares have been repurchased under this program at an average price of $20.00.

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

        Quantitative measures established by regulation to ensure capital adequacy require Sterling and its banking subsidiaries to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of December 31, 2001 and 2000 that Sterling and the subsidiary banks met all minimum capital adequacy requirements to which they are subject and are categorized as "well capitalized." There are no conditions or events since the notification that management believes have changed the subsidiary banks' category.

TABLE 14 - RISKED-BASED CAPITAL

        Sterling's actual capital amount and ratios are as follows:

                                                                                   MINIMUM CAPITAL
                                                       ACTUAL CAPITAL                REQUIREMENT
                                                 --------------------------- ----------------------------
                                                    AMOUNT        RATIO         AMOUNT         RATIO
                                                 ------------- ------------- ------------- --------------
December 31, 2001
   Total capital to risked weighted assets           $157,350         11.0%      $114,742           8.0%
   Tier 1 capital to risked weighted assets           144,960         10.1%        57,371           4.0%
   Tier 1 capital to average assets                   144,960          7.8%        74,202           4.0%

December 31, 2000
   Total capital to risked weighted assets           $148,361         11.5%      $103,099           8.0%
   Tier 1 capital to risked weighted assets           135,086         10.5%        51,549           4.0%
   Tier 1 capital to average assets                   135,086          7.4%        72,852           4.0%

        On March 14,2002, Sterling and its newly created financing subsidiary, Sterling Financial Statutory Trust I, a Connecticut business trust, entered in to a placement agreement in which the Trust will issue $20 million of trust preferred securities to investors. Dividends on the securities are variable at a rate equal to 3-month LIBOR plus 360 basis points, and adjusts quarterly. The initial dividend rate is 5.59%. Sterling Financial Statutory Trust I will invest 100% of the proceeds into junior subordinated debentures of Sterling Financial Corporation that have the same terms of the preferred securities. Sterling's obligations under the debentures and related documents taken together, constitute a full and unconditional guarantee by Sterling of the Trust's obligations under the preferred securities. The preferred securities must be redeemed upon maturity of the subordinated debentures in March 2032.


LIQUIDITY

        Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of Sterling are met.

        Sterling's funds are available from a variety of sources, including assets that are readily convertible to cash (federal funds sold, short-term investments), securities portfolio, scheduled repayments of loans receivable, core deposit base, short-term borrowing capacity with a number of correspondent banks and the FHLB, and the ability to package residential mortgage loans originated for sale. As of December 31, 2001, capacity to borrow from the FHLB totaled approximately $122 million.

        The liquidity of the parent company also represents an important aspect of liquidity management. The parent company's cash outflows consist principally of dividends to shareholders and unallocated corporate expenses. The main source of funding for the parent company is the dividends it receives from its banking subsidiaries. Federal and state banking regulations place certain restrictions on dividends paid to the parent company from the subsidiary banks. The total amount of dividends that may be paid from the subsidiary banks to Sterling total $36,797,000 at December 31, 2001.

         Sterling manages liquidity by monitoring projected cash inflows and outflows on a daily basis, and believes it has sufficient funding sources to maintain sufficient liquidity under varying degrees of business conditions.

NEW FINANCIAL ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires all derivative instruments to be carried at fair value on the balance sheet. This requirement is in contrast to previous accounting guidance, which did not require unrealized gains and losses on derivatives used for hedging purposes to be recorded in the financial statements. The new statement does allow hedge accounting treatment for derivatives used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be applied. Hedge accounting treatment provides for changes in fair value or cash flows of both the derivative and the hedged item to be recognized in earnings in the same period. Statement No. 133 does not change the accounting for those derivative instruments not designated in a hedge accounting relationship, considered trading derivatives, for which fair value changes are recorded through earnings as they occur.

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

         Certain provisions of the statement relate to recognition, reclassification and disclosure of collateral, as well as the disclosure of securitization transactions, became effective for Sterling for 2000 year-end reporting. Other provisions related to the transfer and servicing of financial assets and extinguishments of liabilities were effective for transactions occurring after March 31, 2001. The application of the new rules did not have a material impact on Sterling's financial condition, results of operations, or liquidity.

         In June 2001, Statement No. 141, Business Combinations, was issued. Statement No. 141 requires all business combinations to be accounted for by the purchase method of accounting and eliminates the pooling-of-interest method of accounting for business combinations that was previously allowed by APB Opinion
16. Statement No. 141 will affect future business combinations, if undertaken; the issuance of the new guidance had no effect on the Corporation's results of operations, financial position or liquidity.

         In connection with the issuance of the new guidance for business combinations, the FASB also issued Statement No. 142, Goodwill and Other Intangible Assets, which supersedes APB Opinion 17, and addresses the accounting and reporting for acquired goodwill and other intangible assets.

         Under Statement No. 142, goodwill (other than goodwill enacted under FASB Statement No. 72, Acquisitions by Bank and Thrift Institutions) and certain other intangible assets, which do not possess finite useful lives, will no longer be amortized into net income over an estimated life but rather will be tested at least annually for impairment based on specific guidance provided in the new standard. Intangible assets determined to have finite lives will continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing. Under current rules, Statement No. 72 goodwill shall continue to be amortized upon adoption of Statement No. 142.

         The provisions of Statement No. 142, including Statement No. 72 considerations, were adopted by Sterling as required on January 1, 2002. Application of this statement did not have a material impact on Sterling's financial condition or results of operations.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Financial institutions can be exposed to several market risks that may impact the value or future earnings capacity of an organization. These risks involve interest rate risk, foreign currency exchange risk, commodity price risk and equity market price risk. Sterling's primary market risk is interest rate risk. Interest rate risk is inherent because as a financial institution, Sterling derives a significant amount of its operating revenue from "purchasing" funds (customer deposits and borrowings) at various terms and rates. These funds are then invested into earning assets (loans, leases, investments, etc.) at various terms and rates. This risk is further discussed below.

         Equity market risk is not a significant risk to the corporation as equity investments on a cost basis comprise less than 1% of corporate assets. Sterling does not have any exposure to foreign currency exchange risk or commodity price risk.

INTEREST RATE RISK

         Interest rate risk is the exposure to fluctuations in the corporation's future earnings (earnings at risk) and value (value at risk) resulting from changes in interest rates. This exposure results from differences between the amounts of interest earning assets and interest bearing liabilities that reprice within a specified time period as a result of scheduled maturities and repayment and contractual interest rate changes.

         The primary objective of the corporation's asset/liability management process is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent and appropriate yet is not essential to the corporation's profitability. Thus the goal of interest rate risk management is to maintain a balance between risk and reward such that net interest income is maximized while risk is maintained at a tolerable level.

         Management endeavors to control the exposures to changes in interest rates by understanding, reviewing and making decisions based on its risk position. The corporate and bank subsidiary asset/liability committees are responsible for these decisions. The corporation primarily uses the securities portfolios and FHLB advances to manage its interest rate risk position. Additionally, pricing, promotion and product development activities are directed in an effort to emphasize the loan and deposit term or repricing characteristics that best meet current interest rate risk objectives. At present, the use of off-balance sheet instruments is not significant.

         The committees operate under management policies defining guidelines and limits on the level of risk. These policies are approved by the Boards of Directors.

         The corporation uses simulation analysis to assess earnings at risk and net present value analysis to assess value at risk. These methods allow management to regularly monitor both the direction and magnitude of the corporation's interest rate risk exposure. These modeling techniques involve assumptions and estimates that inherently cannot be measured with complete precision. Key assumptions in the analyses include maturity and repricing characteristics of both assets and liabilities, prepayments on amortizing assets, other imbedded options, non-maturity deposit sensitivity and loan and deposit pricing. These assumptions are inherently uncertain due to the timing, magnitude and frequency of rate changes and changes in market conditions and management strategies, among other factors. However, the analyses are useful in quantifying risk and provide a relative gauge of the corporation's interest rate risk position over time.

Earnings at Risk

         Simulation analysis evaluates the effect of upward and downward changes in market interest rates on future net interest income. The analysis involves changing the interest rates used in determining net interest income over the next twelve months. The resulting percentage change in net interest income in various rate scenarios is an indication of the corporation's shorter-term interest rate risk. The analysis utilizes a "static" balance sheet approach. The measurement date balance sheet composition (or mix) is maintained over the simulation time period, with maturing and repayment dollars being rolled back into like instruments for new terms at current market rates. Additional assumptions are applied to modify volumes and pricing under the various rate scenarios. These include prepayment assumptions on mortgage assets, the sensitivity of non-maturity deposit rates, and other factors deemed significant.

         The simulation analysis results are presented in the graph in Table 15a. These results as of December 31, 2001 indicate that the corporation would expect net interest income to decrease over the next twelve months by 0.4% assuming an immediate upward shift in market interest rates of 2.00% and to increase by 0.4% if rates shifted downward in the same manner. This profile reflects a relatively neutral short-term rate risk position and is with the guidelines set by policy.

         At December 31, 2000, annual net interest income was expected to decrease by 2.2% in the upward scenario and to increase by 3.8% in the downward scenario. The change in the risk position from year to year reflects the shift to a less liability sensitive position as projected over the next twelve months. The change in the earnings at risk position is in part reflective of management's efforts throughout the year to extend liability maturities.

Value at Risk

         The net present value analysis provides information on the risk inherent in the balance sheet that might not be taken into account in the simulation analysis due to the shorter time horizon used in that analysis. The net present value of the balance sheet is defined as the discounted present value of expected asset cash flows minus the discounted present value of the expected liability cash flows. The analysis involves changing the interest rates used in determining the expected cash flows and in discounting the cash flows. The resulting percentage change in net present value in various rate scenarios is an indication of the longer term repricing risk and options embedded in the balance sheet.

         The net present value analysis results are presented in the graph in Table 15b. These results as of December 31, 2001 indicate that the net present value would decrease 11.6% assuming an immediate upward shift in market interest rates of 2.00% and to increase 11.0% if rates shifted downward in the same manner. The risk position of Sterling is within the guidelines set by policy.

         At December 31, 2000, the analysis indicated that the net present value would decrease 9.5% assuming an immediate upward shift in market interest rates of 2.00% and to increase 5.2% if rates shifted downward in the same manner. The change in the analysis results from year to year highlight that while efforts to extend liability maturities reduced the shorter term earnings at risk in the simulation analysis, growth in longer term assets and expectations for changes in asset prepayments and non-maturity deposit lives and rates have created greater value at risk.




                      TABLE 15a                                                                TABLE 15b
           NET INTEREST INCOME PROJECTIONS                                               PRESENT VALUE EQUITY

           Changes in                                                                Changes in
          Basis Points               % Change                                       Basis Points              % Change
------------------------------------------------------                   ------------------------------------------------------
                   -200                    0.4%                                              -200                  11.0%
                   -100                    1.1%                                              -100                   6.8%
                      0                    0.0%                                                 0                   0.0%
                    100                   -0.4%                                               100                  -5.7%
                    200                   -0.4%                                               200                 -11.6%

ITEM 8 - FINANCIAL STATEMENTS

     (a) The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:

                                                                                                 Page
                                                                                                 ----

         Report of Independent Auditors............................................................36
         Consolidated Balance Sheets...............................................................37
         Consolidated Statements of Income.........................................................38
         Consolidated Statements of Changes in Stockholders' Equity................................39
         Consolidated Statements of Cash Flows.....................................................40
         Notes to Consolidated Financial Statements................................................41

                         REPORT OF INDEPENDENT AUDITORS




The Board of Directors and Shareholders
Sterling Financial Corporation

     We have audited the accompanying consolidated balance sheets of Sterling Financial Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The statements of income, stockholders' equity and cash flows of Sterling Financial Corporation for the year ended December 31, 1999 were audited by other auditors whose report dated January 20, 2000 except for Note 26 as to which the date is January 25, 2000, expressed an unqualified opinion on those statements.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sterling Financial Corporation and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.


                                               /s/ Ernst & Young LLP


Philadelphia, Pennsylvania
January 22, 2002, except for Note 23, as to which the date is February 28, 2002

                 STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                                       DECEMBER 31,
                                                                                             ---------------------------------
(Dollars in Thousands)                                                                             2001             2000
                                                                                             ---------------- ----------------
ASSETS
Cash and due from banks                                                                              $68,926          $61,287
Federal funds sold                                                                                    25,606           42,280
                                                                                             ---------------- ----------------
Cash and cash equivalents                                                                             94,532          103,567
Interest-bearing deposits in banks                                                                     2,367              516
Short-term investments                                                                                 1,277              603
Mortgage loans held for sale                                                                          21,024            1,978
Securities held-to-maturity (fair value 2001 - $42,763; 2000 - $51,854)                               41,788           51,085
Securities available-for-sale                                                                        490,955          435,296
Loans, net of allowance for loan losses 2001- $11,071; 2000- $11,716                               1,087,102        1,021,499
Premises and equipment, net                                                                           32,186           29,807
Assets held for operating leases, net                                                                 58,996           54,294
Other real estate owned                                                                                   74              419
Accrued interest receivable                                                                           12,116           11,987
Other assets                                                                                          19,022           15,087
                                                                                             ---------------- ----------------
  TOTAL ASSETS                                                                                    $1,861,439       $1,726,138
                                                                                             ================ ================
LIABILITIES
Deposits:
  Noninterest-bearing                                                                               $193,318         $171,370
  Now and money market                                                                               469,238          413,828
  Savings                                                                                            173,290          167,200
  Time                                                                                               699,803          667,902
                                                                                             ---------------- ----------------
     Total deposits                                                                                1,535,649        1,420,300
                                                                                             ---------------- ----------------
Short-term borrowings                                                                                 20,285           25,656
Long-term debt                                                                                       121,093          113,850
Accrued interest payable                                                                               8,747           10,080
Other liabilities                                                                                     23,554           16,905
                                                                                             ---------------- ----------------
  TOTAL LIABILITIES                                                                                1,709,328        1,586,791
                                                                                             ---------------- ----------------

STOCKHOLDERS' EQUITY
Common stock ($5.00 par value)                                                                        62,733           62,732
  No. of shares authorized:  35,000,000
  No. of shares issued:  2001 - 12,546,663; 2000 - 12,546,477
  No. of shares outstanding:  2001 - 12,511,953; 2000 - 12,546,477
Capital surplus                                                                                       17,849           17,856
Retained earnings                                                                                     66,823           56,261
Accumulated other comprehensive income                                                                 5,433            2,498
Common stock in treasury, at cost (2001 - 34,710 shares; 2000 - 0 shares)                              (727)                -
                                                                                             ---------------- ----------------
TOTAL STOCKHOLDERS' EQUITY                                                                           152,111          139,347
                                                                                             ---------------- ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                        $1,861,439       $1,726,138
                                                                                             ================ ================


The accompanying notes are an integral part of these consolidated financial statements.

                 STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME



                                                                                         YEARS ENDED DECEMBER 31,
                                                                            ---------------------------------------------------
(Dollars in Thousands, except per share data)                                    2001              2000             1999
                                                                            ----------------  ---------------- ----------------
INTEREST AND DIVIDEND INCOME
Loans, including fees                                                               $85,283           $84,590          $76,235
Debt securities
  Taxable                                                                            19,245            18,477           16,654
  Tax-exempt                                                                          8,556             7,495            6,322
Dividends                                                                               731               860              605
Federal funds sold                                                                    2,040             1,786            1,671
Deposits in other banks                                                                  61               111              139
                                                                            ----------------  ---------------- ----------------
  Total interest and dividend income                                                115,916           113,319          101,626
                                                                            ----------------  ---------------- ----------------
INTEREST EXPENSE
Deposits                                                                             49,612            50,645           41,651
Short-term borrowings                                                                   617             1,931            1,127
Long-term debt                                                                        7,045             5,925            4,626
                                                                            ----------------  ---------------- ----------------
  Total interest expense                                                             57,274            58,501           47,404
                                                                            ----------------  ---------------- ----------------
Net interest income                                                                  58,642            54,818           54,222
                                                                            ----------------  ---------------- ----------------
Provision for loan losses                                                             1,217               605            1,060
                                                                            ----------------  ---------------- ----------------
  Net interest income after provision for loan losses                                57,425            54,213           53,162
                                                                            ----------------  ---------------- ----------------
NONINTEREST INCOME
Income from fiduciary activities                                                      4,166             3,942            3,505
Service charges on deposit accounts                                                   4,897             4,721            4,733
Other service charges, commissions and fees                                           4,188             3,640            3,313
Mortgage banking income                                                               2,222               834            1,447
Gain on sale of real estate                                                              21               343                -
Rental income on operating leases                                                    24,319            22,179           18,469
Other operating income                                                                1,402             1,158              857
Security gains                                                                        2,710               691            1,215
                                                                            ----------------  ---------------- ----------------
  Total noninterest income                                                           43,925            37,508           33,539
                                                                            ----------------  ---------------- ----------------
NONINTEREST EXPENSES
Salaries and employee benefits                                                       30,990            27,779           26,249
Net occupancy                                                                         3,826             3,431            3,093
Furniture and equipment                                                               5,081             4,610            4,622
Professional services                                                                 2,412             1,959            2,250
Depreciation on operating lease assets                                               19,217            17,469           14,641
Merger related and restructuring costs                                                    -             2,898              423
Other                                                                                13,646            12,057           11,181
                                                                            ----------------  ---------------- ----------------
  Total noninterest expenses                                                         75,172            70,203           62,459
                                                                            ----------------  ---------------- ----------------
INCOME BEFORE INCOME TAXES                                                           26,178            21,518           24,242
Income tax expenses                                                                   5,844             4,951            6,257
                                                                            ----------------  ---------------- ----------------
NET INCOME                                                                          $20,334           $16,567          $17,985
                                                                            ================  ================ ================
Per share information:
  Basic and diluted earnings per share                                                $1.62             $1.32            $1.43
  Dividends declared                                                                   .780              .750             .721

The accompanying notes are an integral part of these consolidated financial statements.

                 STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                         ACCUMULATED
                                         SHARES                                             OTHER
                                         COMMON      COMMON     CAPITAL     RETAINED    COMPREHENSIVE     TREASURY
                                          STOCK       STOCK     SURPLUS     EARNINGS    INCOME (LOSS)      STOCK       TOTAL
                                      ------------------------------------------------------------------------------------------
(Dollars in Thousands)
Balance, January 1, 1999                 10,080,022    $50,400     $31,132     $38,912            $5,870    $(1,185)   $125,129
 Comprehensive income:
  Net income                                                                    17,985                                   17,985
  Change in net unrealized gain
    (loss) on securities AFS, net of
    reclassification adjustment and
    tax effects                                                                                  (12,337)               (12,337)
                                                                                                                    ------------
          Total comprehensive income                                                                                      5,648
                                                                                                                    ------------
 Common stock issued                          7,555         38         109                                                  147
 5-for-4 stock split effected in the
 form of a 25% common stock dividend      2,514,878     12,574    (12,574)        (32)                                     (32)
 Cash dividends declared                                                       (8,161)                                  (8,161)
  Issuance of treasury stock
  Dividend reinvestment plan (26,248
    shares)                                                             19                                     1,007      1,026
  Directors' compensation plan (2,000
    shares)                                                            (6)                                        74         68
  Stock options (80 shares)                                            (1)                                         3          2
 Stock transactions of pooled entities     (56,597)      (283)       (784)           -                                  (1,067)
                                      ------------------------------------------------------------------------------------------
Balance, December 31, 1999               12,545,858     62,729      17,895      48,704           (6,467)       (101)    122,760
 Comprehensive income:
  Net income                                                                    16,567                                   16,567
  Change in net unrealized gain
    (loss) on securities AFS, net of
    reclassification adjustment and
    tax effects                                                                                   8,965                   8,965
                                                                                                                    ------------
          Total comprehensive income                                                                                     25,532
                                                                                                                    ------------
 Common stock issued                          1,133          5          11                                                   16
 Cash dividends declared                                                       (9,010)                                  (9,010)
 Issuance of treasury stock
  Directors' compensation plan (3,220
  shares)                                                             (49)                                       101         52
 Cash paid in lieu of fractional
 shares                                       (514)        (2)         (1)                                                  (3)
                                      ------------------------------------------------------------------------------------------
Balance, December 31, 2000               12,546,477     62,732      17,856      56,261             2,498           -    139,347
Comprehensive income:
 Net income                                                                     20,334                                   20,334
  Change in net unrealized gain
    (loss) on securities AFS, net of
    reclassification adjustment and
    tax effects                                                                                    2,935                  2,935
                                                                                                                    ------------
          Total comprehensive income                                                                                     23,269
                                                                                                                    ------------
 Common stock issued                            186          1           2                                                    3
 Cash dividends declared                                                       (9,772)                                  (9,772)
 Purchases of treasury stock (53,077
    shares)                                                                                                  (1,061)    (1,061)
 Issuance of treasury stock
  Directors' compensation plan
    (3,000 shares)                                                      12                                       54         66
  Stock options (15,367 shares)                                        (21)                                     280        259
                                      ------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001               12,546,663    $62,733     $17,849     $66,823            $5,433      $(727)  $152,111
                                      ==========================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                 STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Years Ended December 31,
                                                        -------------------------------------------
                                                            2001           2000           1999
                                                        -------------  -------------  -------------
(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                  $20,334        $16,567        $17,985
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation                                               23,001         21,166         18,227
  Accretion and amortization of investment securities            38             18            620
  Provision for loan losses                                   1,217            605          1,060
  Provision for deferred income taxes                        (1,113)           256          1,269
  Gain on sale of real estate                                   (21)          (343)            --
  Gain on sales of securities available-for-sale             (2,710)          (691)        (1,215)
  Gain on sale of mortgage loans                               (898)          (180)          (418)
  Proceeds from sales of mortgage loans                     142,242         35,109         73,619
  Originations of mortgage loans held for sale             (160,390)       (35,787)       (66,565)
  Change in operating assets and liabilities:
    (Increase)  in accrued interest receivable                 (129)        (1,674)          (528)
    (Increase) decrease in other assets                      (3,590)          (883)         1,416
    Increase (decrease) in accrued interest payable          (1,333)         2,994            275
    Increase (decrease) in other liabilities                  6,071            (33)            32
                                                          ---------      ---------      ---------
    Net cash provided by operating activities                22,719         37,124         45,777
                                                          ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits
in other banks                                               (1,851)         2,534            566
Net increase in short-term investments                         (674)          (574)           (29)
Proceeds from sales of securities available-for-sale         28,107         21,766         29,360
Proceeds from maturities or calls of securities
held-to-maturity                                             13,784          8,074         13,022
Proceeds from maturities or calls of securities
available-for-sale                                          141,010         54,791         46,620
Purchases of securities held-to-maturity                     (4,737)          (726)        (1,165)
Purchases of securities available-for-sale                 (217,346)      (125,274)      (141,010)
Net loans and direct finance leases made to customers       (66,820)       (75,521)       (80,379)
Purchases of equipment acquired for operating leases,
net                                                         (23,920)       (24,124)       (25,109)
Purchases of premises and equipment                          (6,560)        (3,313)        (2,320)
Proceeds from sale of premises and equipment                    419            812             32
                                                          ---------      ---------      ---------
    Net cash used by investing activities                  (138,588)      (141,555)      (160,412)
                                                          ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                    115,349        131,486         69,836
Net increase (decrease) in short-term borrowings             (5,371)       (14,716)        24,480
Proceeds from issuance of long-term debt                     56,000         70,740         25,063
Repayment of long-term debt                                 (48,757)       (42,515)       (22,234)
Proceeds from issuance of common stock                            3             16            147
Cash dividends                                               (9,654)        (8,736)        (7,828)
Cash paid in lieu of fractional shares                           --             (8)           (32)
Purchase of treasury stock                                   (1,061)            --         (1,067)
Proceeds from issuance of treasury stock                        325             52          1,096
                                                          ---------      ---------      ---------
    Net cash provided by financing activities               106,834        136,319         89,461
                                                          ---------      ---------      ---------
Net change in cash and cash equivalents                      (9,035)        31,888        (25,174)
CASH AND CASH EQUIVALENTS:
Beginning of year                                           103,567         71,679         96,853
                                                          ---------      ---------      ---------
End of year                                                 $94,532       $103,567        $71,679
                                                          =========      =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for:
  Interest                                                  $58,607        $55,507        $47,129
  Income taxes                                                6,660          5,350          5,218

The accompanying notes are an integral part of these consolidated financial statements.

                 STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (All dollar amounts presented in the tables are in thousands, except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation and Consolidation - The consolidated financial statements include the accounts of Sterling Financial Corporation (Sterling) and its wholly-owned subsidiaries, Bank of Lancaster County, N.A.(Bank of Lancaster County), First National Bank of North East (First National), Bank of Hanover and Trust Company (Bank of Hanover), HOVB Investment Co., T & C Leasing, Inc. (T&C), Pennbanks Insurance Company, SPC and Sterling Mortgage Services, Inc. (inactive). The consolidated financial statements also include Town & Country, Inc. (Town & Country), a wholly-owned subsidiary of Bank of Lancaster County. All significant intercompany balances and transactions have been eliminated in consolidation.

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

        Business - Sterling, through its subsidiaries, provides a full range of financial services to individual and corporate customers located in south central Pennsylvania and northern Maryland.

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

        Purchase premiums and discounts are recognized in interest income using the interest method over terms of the securities using the constant yield method. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings when realized. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

        Mortgage Loans Held for Sale - Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

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

        Lease contracts which meet the appropriate criteria specified in Statement of Financial Accounting Standards No. 13, Accounting for Leases, are classified as direct finance leases. Direct finance leases are recorded upon acceptance of the equipment by the customer. Unearned lease income represents the excess of the gross lease investment over the cost of the leased equipment, which is recognized over the lease term at a constant rate of return on the net investment in the lease.

        Loan and lease origination fees and loan origination costs are deferred and recognized as an adjustment of the related loan yield using the interest method.

        The accrual of interest on loans is generally discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued, but not collected for loans that are placed on nonaccrual status or charged-off is reversed against interest income. The interest received on these loans is applied to reduce the carrying value of the loan or, if principal is considered fully collectible, recognized as interest income until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

        Allowance for Loan Losses - Sterling maintains the allowance for loan losses at a level believed adequate by management to absorb potential losses in the loan portfolio. It is established and maintained through a provision for loan losses charged to earnings. Quarterly, the company utilizes a defined methodology in determining the adequacy of the allowance for loan losses, which considers specific credit reviews, past loan loss historical experience, and qualitative factors. This methodology, which has remained consistent for the past several years, results in an allowance consisting of two components, "allocated" and "unallocated."

        Management assigns internal risk ratings to all commercial relationships with aggregate borrowings or commitments to extend credit in excess of $100,000. Utilizing migration analysis for the previous eight quarters, management develops a loss factor test, which it then uses to estimate losses on impaired loans, potential problem loans and non-classified loans. When management finds loans with uncertain collectibility of principal and interest, it places those loans on the "problem list", and evaluates them on a quarterly basis in order to estimate potential losses. Management's analysis considers adverse situations that may affect the borrower's ability to repay, estimated value of underlying collateral, and prevailing market conditions. If management determines that a specific reserve allocation is not required, it assigns a general loss factor to determine the reserve necessary for each loan. For homogeneous loan types, such as consumer and residential mortgage loans, management bases specific allocations on the average loss ratio for the previous two years for each specific loan pool. Additionally, management projects loss ratios for other factors, including trends in delinquency levels, trends in non-performing and potential problem loans, trends in composition, volume and terms of loans, effects of changes in lending policies or underwriting procedures, experience ability and depth of management, national and local economic conditions, concentrations in lending activities, and other factors that management may deem appropriate.

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

        A loan is considered impaired when, based on current information and events, it is probable that Sterling will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loans effective interest rate, the loans obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

        Assets Held for Operating Leases - Leases that do not meet the criteria of direct finance leases are accounted for as operating leases. Leased equipment is recorded at cost and depreciated over the lease term, to the estimated residual value at the expiration of the lease term, generally on a straight-line basis. Sterling periodically reviews estimated net realizable values and records losses in current earnings if the estimated residual balance indicates impairment.

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

        Advertising - Sterling expenses advertising costs as incurred. The expenses for 2001, 2000 and 1999 were $1,172,000, $1,042,000 and $947,000.

        Stock Compensation Plans - Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value-based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. Stock options issued under Sterling's stock incentive plan have no intrinsic value at the grant date, and under Opinion No. 25, no compensation cost is recognized for them. Sterling has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income, earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

        Earnings Per Share - Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if potential dilutive common shares had been issued. Potential common shares that may be issued by Sterling consist solely of outstanding stock options and are determined using the treasury stock method.

        Earnings per common share have been computed based on the following:

                                                                        YEARS ENDED DECEMBER 31,
                                                                 ------------------------------------
                                                                    2001         2000         1999
                                                                 ----------   ----------   ----------
Net available income to stockholders                                $20,334      $16,567      $17,985
                                                                 ----------   ----------   ----------
Average number of shares outstanding                             12,528,542   12,544,533   12,559,580
Effect of dilutive stock options                                     51,604       12,107       60,535
                                                                 ----------   ----------   ----------
Average number of shares outstanding used to calculate
  diluted earnings per common share                              12,580,146   12,556,640   12,620,115
                                                                 ==========   ==========   ==========

        All prior year per share amounts have been properly restated to reflect the 5-for-4 stock split effected in the form of a 25% stock dividend declared in 1999.

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

        The components of other comprehensive income and related tax effects are as follows:

                                                                        YEARS ENDED DECEMBER 31,
                                                                 ----------------------------------------
                                                                    2001          2000           1999
                                                                 -----------   -----------    -----------

Unrealized holding gains (losses) on available-for-sale
  securities                                                        $7,216       $14,483       $(17,620)
Reclassification adjustment for gains realized in income            (2,710)         (691)        (1,215)
                                                                 -----------   -----------    -----------
Net unrealized gains (losses)                                        4,506        13,792        (18,835)
Income tax (expense) benefit                                        (1,571)       (4,827)         6,498
                                                                 -----------   -----------    -----------
Net-of-tax amount                                                   $2,935        $8,965       $(12,337)
                                                                 ===========   ===========    ===========

        Reclassifications - Certain items in the 2000 and 1999 consolidated financial statements have been reclassified to conform to the 2001 presentation format. Such reclassifications had no impact on net income.

        Recent Accounting Pronouncements - Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires all derivative instruments to be carried at fair value on the balance sheet. This requirement is in contrast to previous accounting guidance, which did not require unrealized gains and losses on derivatives used for hedging purposes to be recorded in the financial statements. The new statement does allow hedge accounting treatment for derivatives used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be applied. Hedge accounting treatment provides for changes in fair value or cash flows of both the derivative and the hedged item to be recognized in earnings in the same period. Statement No. 133 does not change the accounting for those derivative instruments not designated in a hedge accounting relationship, considered trading derivatives, for which fair value changes are recorded through earnings as they occur.

        On January 1, 2001, Sterling adopted the provisions of Statement No. 133, with no material impact on Sterling's financial condition or results of operations.

        In September 2000, Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued. This statement replaces Statement No. 125. The guidance in Statement No. 140, while not changing most of the guidance originally issued in Statement No. 125, revised the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures related to transferred assets.

        Certain provisions of the statement relating to recognition, reclassification and disclosure of collateral, as well as the disclosure of securitization transactions, became effective for Sterling for 2000 year-end reporting. Other provisions related to the transfer and servicing of financial assets and extinguishments of liabilities were effective for transactions occurring after March 31, 2001. The application of the new rules did not have a material impact on Sterling's financial condition, results of operations or liquidity.

        In June 2001, Statement No. 141, Business Combinations, was issued. Statement No. 141 requires all business combinations to be accounted for by the purchase method of accounting and eliminates the pooling-of-interest method of accounting for business combinations that was previously allowed by APB Opinion
16. Statement No. 141 will affect future business combinations, if undertaken; the issuance of the new guidance had no effect on the Corporation's results of operations, financial position or liquidity.

        In connection with the issuance of the new guidance for business combinations, the FASB also issued Statement No. 142, Goodwill and Other Intangible Assets, which supersedes APB Opinion 17, and addresses the accounting and reporting for acquired goodwill and other intangible assets.

        Under Statement No. 142, goodwill (other than goodwill enacted under FASB Statement No. 72, Acquisitions by Bank and Thrift Institutions) and certain other intangible assets, which do not possess finite useful lives, will no longer be amortized into net income over an estimated life but rather will be tested at least annually for impairment based on specific guidance provided in the new standard. Intangible assets determined to have finite lives will continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing. Under current rules, Statement No. 72 goodwill shall continue to be amortized upon adoption of Statement No. 142.

        The provisions of Statement No. 142, including Statement No. 72 considerations, were adopted by Sterling as required on January 1, 2002. Application of this statement did not have a material impact on Sterling's financial condition or results of operations.

NOTE 2 - BUSINESS COMBINATIONS

        Hanover Bancorp, Inc. - On July 27, 2000, Sterling completed its merger with Hanover Bancorp, Inc. (Hanover), parent company of Bank of Hanover and Trust Company, headquartered in Hanover, Pennsylvania. Bank of Hanover, with 14 branches in York and Adams counties, Pennsylvania, and one branch in Westminster, Maryland, continues to operate as a separate commercial bank.

        Under the terms of the agreement, Hanover Bancorp shareholders received ..93 shares of Sterling common stock for each share of Hanover Bancorp's common stock in a tax-free exchange. Sterling issued 3,611,409 shares of its common stock in connection with the merger.

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

        The effect of the Northeast and Hanover mergers on Sterling's results of operations were as follows:

                                                STERLING
                                               HISTORICAL    NORTHEAST (1)    HANOVER        COMBINED
                                              -------------- ------------- -------------- --------------
For the year ended 1999
  Net interest income                               $36,029        $1,888        $16,305        $54,222
  Net income                                         12,904           335          4,746         17,985
  Dividends declared                                  6,276            85          1,800          8,161

(1) Represents Northeast's results through June 30, 1999, the nearest interim period prior to the merger.

        The effect of the Hanover merger on Sterling's financial condition is as follows:

                                                 STERLING       HANOVER     ELIMINATIONS    COMBINED
                                               -------------- ------------- ------------- --------------
As of December 31, 1999
    Assets                                        $1,059,374      $503,924      $(6,975)     $1,556,323
    Liabilities                                      969,356       471,176       (6,969)      1,433,563
    Stockholders' equity                              90,018        32,748           (6)        122,760

        Financial data for Sterling and Hanover from January 1 to July 31, 2000 is presented below. Although the consummation date was July 27, 2000, the financial data presented is for the nearest interim period.

                                                                 STERLING      HANOVER       COMBINED
                                                               ------------- ------------- -------------
Net interest income                                                 $22,507        $9,652       $32,159
Net income                                                            8,603         2,650        11,253
Dividends declared                                                    3,305           932         4,237


NOTE 3 - RESTRICTIONS ON CASH AND DUE FROM BANKS

        Sterling's subsidiary banks are required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank, against their deposit liabilities. The average amount of these reserve balances for the years ended December 31, 2001 and 2000 was approximately $7,157,000 and $13,491,000.
Balances maintained at the Federal Reserve Bank are included in cash and due from banks.


NOTE 4 - SECURITIES

        Securities pledged to secure government and other public deposits, trust deposits, short-term borrowings, and other balances as required or permitted by law were carried at $126,207,000 in 2001 and $120,837,000 in 2000.

        The amortized cost and fair values of securities were as follows:



                                                       GROSS        GROSS
                                         AMORTIZED   UNREALIZED   UNREALIZED      FAIR
                                           COST        GAINS        LOSSES        VALUE
                                         ---------   ----------   ----------    ---------
DECEMBER 31, 2001:
AVAILABLE-FOR-SALE:
   U.S. Treasury securities               $15,188         $497          $--      $15,685
   U.S. Government agencies                87,714        1,967          112       89,569
   States and political subdivisions      164,357        2,761        2,372      164,746
   Mortgage-backed securities              57,232          712          163       57,781
   Corporate securities                   148,734        3,304          994      151,044
                                         --------     --------     --------     --------
        Subtotal                          473,225        9,241        3,641      478,825
   Equity securities                        9,373        3,238          481       12,130
                                         --------     --------     --------     --------
        Total                            $482,598      $12,479       $4,122     $490,955
                                         ========     ========     ========     ========

 HELD-TO-MATURITY:
   U.S. Government agencies                  $109           $2          $--         $111
   States and political subdivisions       33,757          933           15       34,675
   Mortgage-backed securities                 497           25           --          522
   Corporate securities                     1,540           30           --        1,570
                                         --------     --------     --------     --------
        Subtotal                           35,903          990           15       36,878
   Equity securities                        5,885           --           --        5,885
                                         --------     --------     --------     --------
        Total                             $41,788         $990          $15      $42,763
                                         ========     ========     ========     ========

DECEMBER 31, 2000:
AVAILABLE-FOR-SALE:
   U.S. Treasury securities               $35,835         $170          $19      $35,986
   U.S. Government agencies                70,711          581          304       70,988
   States and political subdivisions      139,343        2,071        2,350      139,064
   Mortgage-backed securities              73,447          374        1,009       72,812
   Corporate securities                   100,407          575          284      100,698
                                         --------     --------     --------     --------
        Subtotal                          419,743        3,771        3,966      419,548
   Equity securities                       11,702        4,683          637       15,748
                                         --------     --------     --------     --------
        Total                            $431,445       $8,454       $4,603     $435,296
                                         ========     ========     ========     ========

 HELD-TO-MATURITY:
   U.S. Government agencies                  $604          $--           $5         $599
   States and political subdivisions       39,151          786           21       39,916
   Mortgage-backed securities                 676           19           --          695
   Corporate securities                     2,866            1           11        2,856
                                         --------     --------     --------     --------
        Subtotal                           43,297          806           37       44,066
   Equity securities                        7,788           --           --        7,788
                                         --------     --------     --------     --------
        Total                             $51,085         $806          $37      $51,854
                                         ========     ========     ========     ========

        Included in held-to-maturity equity securities are Federal Reserve Bank stock, Federal Home Loan Bank of Pittsburgh stock and Atlantic Central Bankers Bank stock.

        The amortized cost and fair value of securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities or call dates because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                  SECURITIES                    SECURITIES
                                              AVAILABLE-FOR-SALE              HELD-TO-MATURITY
                                          ---------------------------   ---------------------------
                                           Amortized        Fair         Amortized        Fair
                                              Cost          Value          Cost           Value
                                          ------------   ------------   -----------    ------------
Due in one year or less                      $41,763        $42,544         $2,547         $2,593
Due after one year through five years        192,989        197,981         12,398         12,840
Due in five years through ten years           63,035         63,579         18,487         18,935
Due after ten years                          118,206        116,940          1,974          1,988
                                            --------       --------       --------       --------
                                             415,993        421,044         35,406         36,356
Mortgage-backed securities                    57,232         57,781            497            522
                                            --------       --------       --------       --------
                                            $473,225       $478,825        $35,903        $36,878
                                            ========       ========       ========       ========

        Proceeds from sales of securities available-for-sale were $28,107,000, $21,766,000 and $29,360,000 for the years ended December 31, 2001, 2000 and
1999. Gross gains of $3,170,000, $1,042,000 and $1,450,000 were realized on these sales for the years ended December 31, 2001, 2000 and 1999. Gross losses of $460,000, $351,000 and $235,000 were realized on these sales for the years ended December 31, 2001, 2000 and 1999.

NOTE 5 - LOANS

        A summary of the balances of loans follows:

                                                                                    DECEMBER 31,
                                                                             ---------------------------
                                                                                 2001          2000
                                                                             ------------- -------------
Commercial, financial and agricultural                                           $598,174      $522,713
Real estate - construction                                                         19,710         9,665
Real estate - mortgage                                                            117,293       142,534
Consumer                                                                          279,139       279,465
Lease financing receivables (net of unearned income)                               83,857        78,658
                                                                             ------------- -------------
    Total loans                                                                $1,098,173    $1,033,215
                                                                             ============= =============

        Changes in the allowance for loan losses are as follows:

                                                                       YEARS ENDED DECEMBER 31,
                                                              ------------------------------------------
                                                                  2001           2000           1999
                                                              -------------  ------------  -------------
Balance at January 1                                                $11,716       $11,875       $11,475
   Provisions for loan losses                                         1,217           605         1,060
   Loans charged off                                                 (2,594)       (1,181)       (1,149)
   Recoveries of loans previously charged off                           732           417           489
                                                              -------------  ------------  -------------
Balance at December 31                                              $11,071       $11,716       $11,875
                                                              =============  ============  =============

        Information concerning impaired loans is as follows:

                                                                                    DECEMBER 31,
                                                                             ---------------------------
                                                                                 2001          2000
                                                                             ------------- -------------
Impaired loans with a valuation allowance                                          $7,239        $4,953
Impaired loans without a valuation allowance                                            -             -
                                                                             ------------- -------------
    Total impaired loans                                                           $7,239        $4,953
                                                                             ============= =============
Valuation allowance related to impaired loans                                        $952        $1,184
                                                                             ============= =============

                                                                        Years Ended December 31,
                                                              ------------------------------------------
                                                                  2001           2000          1999
                                                              -------------- ------------- -------------
Average investment in impaired loans                                 $7,298        $4,505        $3,015
Interest income recognized on impaired loans                             72           266           168
Interest income recognized on a cash basis on impaired loans             72           266           168

        Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $325,030,000 and $276,436,000 at December 31, 2001 and 2000.

NOTE 6 - PREMISES AND EQUIPMENT

        A summary of the cost and accumulated depreciation of premises and equipment follows:

                                                                                    DECEMBER 31,
                                                                           ------------------------------
                                                                                2001           2000
                                                                           --------------- --------------
Land                                                                               $5,320         $5,320
Buildings                                                                          24,342         23,820
Leasehold improvements                                                              2,464          2,331
Equipment, furniture and fixtures                                                  30,452         25,681
                                                                           --------------- --------------
                                                                                   62,578         57,152
Less: Accumulated depreciation                                                    (30,392)       (27,345)
                                                                           --------------- --------------
                                                                                  $32,186        $29,807
                                                                           =============== ==============

        The subsidiary banks of Sterling lease certain banking facilities under operating leases which expire on various dates through 2022. Renewal options are available on these leases. Minimum future rental payments as of December 31, 2001, under noncancelable real estate leases, are payable as follows:

Due in 2002                                                                                      $1,072
Due in 2003                                                                                         971
Due in 2004                                                                                         850
Due in 2005                                                                                         747
Due in 2006                                                                                         672
Thereafter                                                                                        5,540
                                                                                           -------------
  Total minimum future rental payments                                                           $9,852
                                                                                           =============

        Total rent expense charged to operations amounted to $1,096,000, $961,000 and $900,000 for the years ended December 31, 2001, 2000 and 1999.

NOTE 7 - LEASES

        Information concerning net investment in direct financing leases, included in loans receivable:

                                                                                    DECEMBER 31,
                                                                             ---------------------------
                                                                                 2001          2000
                                                                             ------------- -------------
Minimum lease payments receivable                                                 $96,071       $91,574
Lease origination costs                                                               587           541
Unearned income                                                                   (12,801)      (13,457)
                                                                             ------------- -------------
                                                                                  $83,857       $78,658
                                                                             ============= =============

        The allowance for uncollectible lease payments, included in the allowance for loan losses, was $813,000 and $767,000 at December 31, 2001 and 2000.

        Investments in property on operating lease and property held for lease by major classes is as follows:

                                                                                    DECEMBER 31,
                                                                             ---------------------------
                                                                                 2001          2000
                                                                             ------------- -------------
Automobiles                                                                       $29,228       $27,103
Heavy trucks, trailers and buses                                                   16,582        16,878
Trucks, light and medium duty                                                      42,867        37,409
Other                                                                              25,383        20,873
                                                                             ------------- -------------
                                                                                  114,060       102,263
Less: Accumulated depreciation                                                    (55,064)      (47,969)
                                                                             ------------- -------------
                                                                                  $58,996       $54,294
                                                                             ============= =============

        Minimum future rentals on noncancelable finance and operating leases as of December 31, 2001 are as follows:

                                                                                FINANCE     OPERATING
                                                                             ------------- -------------
Due in 2002                                                                       $34,446       $24,122
Due in 2003                                                                        26,452        10,228
Due in 2004                                                                        21,834         4,895
Due in 2005                                                                         9,981         2,121
Due in 2006                                                                         3,358           658
Thereafter                                                                              -            66
                                                                             ------------- -------------
  Total minimum future rentals                                                    $96,071       $42,090
                                                                             ============= =============

NOTE 8 - DEPOSITS

        The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2001 and 2000 was $102,925,000 and $95,402,000.

        At December 31, 2001, the scheduled maturities of time deposits are as follows:

Due in 2002                                                                                    $436,828
Due in 2003                                                                                     178,113
Due in 2004                                                                                      36,970
Due in 2005                                                                                      27,987
Due in 2006                                                                                       9,559
Thereafter                                                                                       10,346
                                                                                           -------------
  Total                                                                                        $699,803
                                                                                           =============

NOTE 9 - SHORT-TERM BORROWINGS

         Short-term borrowings and weighted average interest rates consist of the following:

                                                                           DECEMBER 31,
                                                --------------------------------------------------------------------
                                                              2001                               2000
                                                ---------------------------------- ---------------------------------
                                                    AMOUNT             RATE            AMOUNT            RATE
                                                ----------------  ---------------- ---------------- ----------------
Securities sold under repurchase agreements              $8,407             1.17%           $8,676            5.67%
Interest-bearing demand notes issued to
  the U.S. Treasury                                       5,878             1.40%            5,980            5.74%
Lines of credit                                           6,000             2.86%           11,000            7.10%
                                                                                   ----------------
                                                ----------------
Total                                                   $20,285                            $25,656
                                                ================                   ================

         The securities sold under repurchase agreements represent collateral to the lending party and are primarily U.S. Treasury and agency securities. These securities are maintained under Sterling's control.

NOTE 10 - LONG-TERM DEBT

         Long-term debt consisted of the following:

                                                                                             DECEMBER 31,
                                                                                   ---------------------------------
                                                                                        2001              2000
                                                                                   ----------------  ---------------
FHLB redeemable advances, 5.06% - 7.52%, due 2001 - 2014, with a weighted average interest rate of 6.18% and 6.03% at
  December 31, 2001 and 2000.                                                              $50,000          $65,669

FHLB nonredeemable advances, 3.00% - 7.52%, due 2001 - 2010, with a weighted average interest rate of 5.10% and 6.37% at
  December 31, 2001 and 2000.                                                               33,624           25,400

Notes payable to five financial institutions, generally with an original maturity of 36 months. Interest rates on the notes range from 3.84% to 7.84%, with a weighted average interest rate of 5.68% and
  6.70% at December 31, 2001 and 2000. The notes mature through 2004.                       37,469           22,781
                                                                                   ----------------  ---------------
                                                                                          $121,093         $113,850
                                                                                   ================  ===============

         The contractual maturities of long-term debt as of December 31, 2001 are shown below. Actual maturities may differ from contractual maturities due to the convertible features of the FHLB advances, which may be prepaid by Sterling, in the event the FHLB converts them to adjustable rate.

Due in 2002                                                                                                 $24,980
Due in 2003                                                                                                  20,675
Due in 2004                                                                                                  10,146
Due in 2005                                                                                                  10,014
Due in 2006                                                                                                   5,015
Thereafter                                                                                                   50,263
                                                                                                      --------------
     Total                                                                                                 $121,093
                                                                                                      ==============

         Under the terms of the notes payable to financial institutions, Sterling is required to meet certain conditions, including specific financial ratios, as measured on a periodic basis. Sterling was in compliance with these covenants during the periods presented. As of December 31, 2001, Sterling has unused funding commitments from these financial institutions and the FHLB totaling $130,964,000.

NOTE 11 - INCOME TAXES

         The allocation of income taxes between current and deferred is as follows:

                                                                                        YEARS ENDED DECEMBER 31,
                                                                           ----------------------------------------------------
                                                                                2001              2000              1999
                                                                           ----------------  ----------------  ----------------
Current                                                                             $6,957            $4,695            $4,988
Deferred                                                                           (1,113)               256             1,269
                                                                           ----------------  ----------------  ----------------
   Total                                                                            $5,844            $4,951            $6,257
                                                                           ================  ================  ================

         The reason for the differences between the federal statutory income tax rate and the effective tax rates are summarized as follows:

                                                                                        YEARS ENDED DECEMBER 31,
                                                                           ---------------------------------------------------
                                                                                2001             2000              1999
                                                                           ---------------- ----------------  ----------------
Pretax income                                                                        35.0%            35.0%             35.0%
Increase (decrease) resulting from:
   Tax-exempt interest income                                                      (14.0)%          (15.6)%           (11.4)%
   Disallowed interest                                                                1.8%             2.2%              1.4%
   Disallowed merger costs                                                                             1.8%              0.4%
   Low-income housing credits                                                       (0.8)%           (1.0)%            (0.9)%
   State tax, net of federal tax benefit                                              0.7%             0.8%              0.7%
   Other, net                                                                       (0.4)%           (0.2)%              0.6%
                                                                           ---------------- ----------------  ----------------
Effective tax rates                                                                  22.3%            23.0%             25.8%
                                                                           ================ ================  ================

         The income tax provision includes $949,000, $242,000 and $421,000 of income taxes relating to realized securities gains for the years ended December 31, 2001, 2000 and 1999.

         The significant components of Sterling's deferred tax assets and liabilities are as follows:

                                                                                                       DECEMBER 31,
                                                                                            -----------------------------------
                                                                                                  2001              2000
                                                                                            ----------------- -----------------
Deferred tax assets
     Allowance for loan losses                                                                        $3,736            $3,853
     Employee benefit plans                                                                              532               447
     Accrued directors fees                                                                              585               568
     State net operating loss carryforwards                                                              174               333
     Property and equipment                                                                                5                 -
     Restructuring charge reserve                                                                        234               439
     Other                                                                                               325               157
                                                                                            ----------------- -----------------
                                                                                                       5,591             5,797
                                                                                            ----------------- -----------------
Deferred tax liabilities
     Leasing                                                                                         (9,363)          (10,464)
     Premises and equipment                                                                                -              (85)
     Deferred loan fees                                                                                (537)             (462)
     Securities accretion and mark-to-market                                                           (127)             (332)
     Unrealized gain on securities available-for-sale                                                (2,938)           (1,349)
     Other                                                                                              (50)              (53)
                                                                                            ----------------- -----------------
                                                                                                    (13,015)          (12,745)
                                                                                            ----------------- -----------------
     Net deferred tax liability                                                                     $(7,424)          $(6,948)
                                                                                            ================= =================

         A subsidiary of Sterling has generated net operating loss carryforwards in numerous states, the most significant of which totals $2,026,000 and expires through the year 2010.

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

         The following outstanding instruments have contract amounts that represent credit risk.

                                                                                                         DECEMBER 31,
                                                                                                -------------------------------
                                                                                                    2001              2000
                                                                                                --------------    -------------
Commitments to extend credit:
    Unused home equity lines of credit                                                                $45,958           $38,680
    Other commitments to extend credit                                                                190,142           192,836
Standby letters of credit                                                                              52,901            49,309

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

         Standby letters of credit are conditional commitments issued by Sterling to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Sterling generally holds collateral supporting those commitments if deemed necessary.

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

NOTE 13 - STOCKHOLDERS' EQUITY AND REGULATORY MATTERS

         Sterling maintains a dividend reinvestment and stock purchase plan. Under the Plan, shareholders may purchase additional shares of Sterling's common stock at the prevailing market prices with reinvested dividends and voluntary cash payments. Sterling has reserved 1,378,125 shares of the corporation's common stock to be issued under the dividend reinvestment and stock purchase plan. As of December 31, 2001, 1,085,595 shares were available to be issued under the plan.

         Sterling also maintains a directors' stock compensation plan (Directors' Plan). Under the Directors' Plan, each non-employee director is entitled to receive 250 shares of Sterling's common stock each July 1. Sterling has reserved 31,500 shares of the corporation's common stock to be issued under the director's stock compensation plan. As of December 31, 2001, 17,900 shares were available to be issued under the plan.

         During the first quarter of 2001, Sterling announced that the Board of Directors authorized the repurchase of up to 150,000 shares of the outstanding common stock. Through December 31, 2001, 53,077 shares have been repurchased under the repurchase program.

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

         Quantitative measures established by regulation to ensure capital adequacy require Sterling and its banking subsidiaries to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined) to average assets (as defined in the Regulations). Management believes, as of December 31, 2001 and 2000, that Sterling and the banks met all minimum capital adequacy requirements to which they are subject.

         As of December 31, 2001, the most recent notification from the Federal Deposit Insurance Corporation categorized the banks as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," institutions must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the banks' category. Sterling's and the banks' actual capital amounts and ratios as of December 31, 2001 and 2000 are also presented in the table.






                                                                                                          MINIMUM TO BE WELL
                                                                                                          CAPITALIZED UNDER
                                                                                MINIMUM CAPITAL           PROMPT CORRECTIVE
                                                           ACTUAL                 REQUIREMENT             ACTION PROVISIONS
                                                 ------------------------- -------------------------- -------------------------
                                                     Amount        Ratio       Amount         Ratio       Amount        Ratio
                                                 ---------------- -------- ----------------  -------- ---------------- --------
DECEMBER 31, 2001
Total capital to risk weighted assets
     Sterling (consolidated)                            $157,350    11.0%         $114,742      8.0%              N/A      N/A
     Bank of Lancaster County, N.A.                       98,674    10.0%           78,696      8.0%          $98,370    10.0%
     Bank of Hanover and Trust Company                    37,037    10.0%           29,571      8.0%           36,963    10.0%
     First National Bank of North East                     9,218    13.2%            5,573      8.0%            6,966    10.0%
Tier 1 capital to risk weighted assets
     Sterling (consolidated)                             144,960    10.1%           57,371      4.0%              N/A      N/A
     Bank of Lancaster County, N.A.                       90,224     9.2%           39,348      4.0%           59,022     6.0%
     Bank of Hanover and Trust Company                    33,681     9.1%           14,785      4.0%           22,178     6.0%
     First National Bank of North East                     8,634    12.4%            2,787      4.0%            4,180     6.0%
Tier 1 capital to average assets
     Sterling (consolidated)                             144,960     7.8%           74,202      4.0%              N/A      N/A
     Bank of Lancaster County, N.A.                       90,224     7.6%           47,534      4.0%           59,417     5.0%
     Bank of Hanover and Trust Company                    33,681     6.1%           22,256      4.0%           27,821     5.0%
     First National Bank of North East                     8,634     8.7%            3,966      4.0%            4,958     5.0%

DECEMBER 31, 2000
Total capital to risk weighted assets
     Sterling (consolidated)                            $148,361    11.5%         $103,099      8.0%              n/a      n/a
     Bank of Lancaster County, N.A.                       91,608    10.4%           70,791      8.0%          $88,489    10.0%
     Bank of Hanover and Trust Company                    35,334    10.1%           27,885      8.0%           34,856    10.0%
     First National Bank of North East                     8,655    13.2%            5,240      8.0%            6,550    10.0%
Tier 1 capital to risk weighted assets
     Sterling (consolidated)                             135,086    10.5%           51,549      4.0%              n/a      n/a
     Bank of Lancaster County, N.A.                       82,915     9.4%           35,395      4.0%           53,093     6.0%
     Bank of Hanover and Trust Company                    31,289     9.0%           13,943      4.0%           20,914     6.0%
     First National Bank of North East                     8,153    12.4%            2,620      4.0%            3,930     6.0%
Tier 1 capital to average assets
     Sterling (consolidated)                             135,086     7.4%           72,852      4.0%              n/a      n/a
     Bank of Lancaster County, N.A.                       82,915     8.0%           41,590      4.0%           51,988     5.0%
     Bank of Hanover and Trust Company                    31,289     5.8%           21,673      4.0%           27,091     5.0%
     First National Bank of North East                     8,153     8.8%            3,718      4.0%            4,648     5.0%

NOTE 14- MERGER RELATED COSTS

         During the third quarter of 2000, Sterling completed its merger with Hanover Bancorp, Inc. and incurred $2,898,000 of merger related and restructuring charges. The direct costs that resulted from the merger totaled $1,426,000, and consisted primarily of legal, accounting, and investment advising fees, as well as regulatory filing fees and other miscellaneous expenses. In addition, Sterling incurred restructuring costs totaling $1,472,000, which primarily consists of severance and related benefit, professional fees, termination fees related to non-cancelable service contracts and asset write-offs related to the conversion of the banking subsidiaries into a common core processing system. The conversion to the new core processing system and resulting reduction in the workforce is expected to result in an estimated net annual savings of approximately $1.5 million, of which approximately 33% was realized in 2001 and 100% will be realized in years 2002 and beyond.

         The following summarizes the restructuring expenses charged to operations during 2000, and the remaining restructuring accrual balance at December 31, 2001. The remaining unpaid expenses will be paid throughout 2002.

                                                                                                  INITIAL         REMAINING
                                                                                                  EXPENSE          ACCRUAL
                                                                                               --------------- ----------------
Employee termination                                                                                     $718             $355
Asset disposal/write-downs                                                                                334                -
Noncancelable contracts                                                                                   312              121
Professional fees                                                                                          88               28
Other                                                                                                      20                -
                                                                                               --------------- ----------------
                                                                                                       $1,472             $504
                                                                                               =============== ================

         Merger related costs during 1999 totaled $423,000 and were a direct result of Sterling's acquisition of Northeast, completed in June 1999. These merger expenses consisted entirely of attorney, accountant, investment advisory and application fees.

NOTE 15 - EMPLOYEE BENEFIT PLANS

         Sterling maintains various employee benefits plans for its employees.

         In December 2000, Bank of Lancaster County's Board of Directors approved a resolution that terminated its qualified non-contributory plan in 2001, including the freezing of benefits effective February 28, 2001. All excess funds that remain after satisfaction of all liabilities of the plan will be provided to eligible active participants to provide additional retirement income benefits. As a result of the board's action, plan assets were converted to cash equivalents in the first quarter of 2001, thereby causing the expected return on plan assets to be lowered from 9.0% to 5.5%. Further, the discount rate used in calculating the projected benefit obligation was lowered from 7.00% in 1999 to 5.50% in 2000, to more closely match the short-term nature of the settlement.

         Sterling will account for the settlement and termination of the plan in accordance with FASB Statement No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and expects to record a settlement loss in 2002, which will result in net expense that approximates the prepaid expense balance. The settlement will include lump-sum payments and the purchase of annuity contracts that will benefit the participants.

         The Bank of Lancaster County also sponsored a retirement restoration plan for any officer whose compensation exceeds $170,000. The plan was designed to "restore" the level of benefits that is lost to these employees under the qualified retirement plans because of Internal Revenue Code restrictions. Consistent with termination of the qualified non-contributory plan, in 2001, the Board of Directors also terminated the retirement restoration plan. The settlement and termination of this plan is not expected to have a material impact on Sterling's results of operations.

         Sterling sponsors a qualified postretirement benefit plan that provides certain health care insurance benefits for retired employees who have attained the age of 60 and have completed 10 years of full-time or limited benefits employment.

         The change in benefit obligation and the change in fair value of plan assets related to the qualified pension plans, nonqualified pension and other postretirement benefits for each of the years in the two-year period ended December 31, 2001, is as follows:

                                                                                                        OTHER POSTRETIREMENT
                                                      QUALIFIED PENSION       NONQUALIFIED PENSION            BENEFITS
                                                   ------------------------  ------------------------ -------------------------
                                                      2001         2000         2001        2000         2001         2000
                                                   ------------ -----------  ----------- ------------ ------------ ------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                $16,721     $10,895         $309         $276       $1,226       $1,164
Effect of curtailment                                  (2,832)           -            -            -            -            -
Service cost                                                 -         667           16           15           50           65
Interest cost                                              757         753           21           19           69           80
Benefit payments                                         (435)       (359)            -            -         (40)         (57)
Actuarial (gains) losses                                 (200)         623            4          (1)         (31)         (26)
Change in discount rate and plan amendments                  -       4,142           57            -         (30)            -
                                                   ------------ -----------  ----------- ------------ ------------ ------------
Benefit obligation at end of year                       14,011      16,721          407          309        1,244        1,226
                                                   ------------ -----------  ----------- ------------ ------------ ------------

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year          13,889      12,668            -            -            -            -
Return on plan assets                                      557       1,103            -            -            -            -
Employer contributions                                       -         477            -            -           40           57
Benefit payments                                         (435)       (359)            -            -         (40)         (57)
                                                   ------------ -----------  ----------- ------------ ------------ ------------
Fair value of plan assets at end of year                14,011      13,889            -            -            -            -
                                                   ------------ -----------  ----------- ------------ ------------ ------------

RECONCILIATION OF FUNDED STATUS
Funded status of plans                                       -     (2,832)        (407)        (309)      (1,244)      (1,226)
Unrecognized net transition obligation                       -           -            -            -          101          615
Unrecognized prior service costs                             -        (85)           67           87          171        (174)
Unrecognized net (gains) losses                            397       3,229           53          (7)        (425)        (541)
                                                   ------------ -----------  ----------- ------------ ------------ ------------
PREPAID (ACCRUED) BENEFIT EXPENSE                         $397        $312       $(287)       $(229)     $(1,397)     $(1,326)
                                                   ============ ===========  =========== ============ ============ ============

                                                                                                        OTHER POSTRETIREMENT
                                                      QUALIFIED PENSION       NONQUALIFIED PENSION            BENEFITS
                                                   ------------------------  ------------------------ -------------------------
                                                      2001         2000         2001        2000         2001         2000
                                                   ------------ -----------  ----------- ------------ ------------ ------------
ASSUMPTIONS
Discount rate                                            5.50%       5.50%        5.50%        7.00%        6.50%        7.00%
Expected return on plan assets                           5.50%       9.00%        9.00%        9.00%            -            -
Weighted average rate of increase in future
compensation levels                                      4.50%       4.50%        4.50%        4.50%            -            -

         The components of the retirement benefits cost are presented below.

                                                            QUALIFIED PENSION                    NONQUALIFIED PENSION
                                                   ------------------------------------- -------------------------------------
                                                         YEARS ENDED DECEMBER 31,              YEARS ENDED DECEMBER 31,
                                                   ------------------------------------- -------------------------------------
                                                      2001         2000        1999         2001         2000         1999
                                                   -----------  ----------- ------------ ------------ ------------ -----------
RETIREMENT BENEFIT COSTS
Service cost                                           $    -     $    667     $    683          $16          $15         $14
Interest cost                                             757          753          698           21           19          16
Return on plan assets                                    (557)      (1,103)      (1,287)           -            -           -
Amortization of transition gains                            -            -          (69)           -            -           -
Amortization of prior service cost                          -           (8)          (8)          20           20          20
Actuarial gains (losses)                                 (200)         (58)         294            -            -           -
                                                   -----------  ----------- ------------ ------------ ------------ -----------
  Net retirement benefits cost                         $    -     $    251     $    311          $57          $54         $50
                                                   ===========  =========== ============ ============ ============ ===========


                                                      OTHER POSTRETIREMENT BENEFITS
                                                   -------------------------------------
                                                         YEARS ENDED DECEMBER 31,
                                                   -------------------------------------
                                                      2001         2000        1999
                                                   -----------  ----------- ------------
RETIREMENT BENEFIT COSTS
Service cost                                              $50          $65          $61
Interest cost                                              69           80           75
Amortization of transition losses                           9           51           51
Amortization of unrecognized prior
  service cost                                             14         (19)         (19)
Actuarial losses                                         (31)         (31)         (24)
                                                   -----------  ----------- ------------
  Net retirement benefits cost                           $111         $146         $144
                                                   ===========  =========== ============

         Health care cost trend rates assumed with respect to other postretirement benefits in measuring the accumulated postretirement benefit were 5.0% in 2001, decreasing to 4.5% in 2002 and later. The health care cost trend rate assumption has a significant effect on the amounts reported. The following table reflects the effect of a 1% point increase and a 1% point decrease in the health care cost trend rates:

                                                                                                1% POINT          1% POINT
                                                                                                INCREASE          DECREASE
                                                                                              --------------    --------------
Effect on total of service and interest cost components                                                 $15               $13
Effect on postretirement benefit obligation                                                             136               118

         The individual banking affiliates of Sterling Financial Corporation each sponsored 401(k) retirement plans for their employees. These plans were merged into the Sterling Financial Corporation 401(k) Retirement Plan, which was approved by the Board of Directors and was implemented effective July 1, 2001. Banking affiliate employees who have attained age 18 and have completed 30 days of employment may participate in the plan through salary deferral. To be eligible for the matching contribution and the performance incentive feature, the employee must be age 18 and have completed one year of service with 1000 hours. Employees of Town and Country, a wholly owned subsidiary of Bank of Lancaster County, participate only in the salary deferral portion of the plan.

         Under the salary deferral feature of the plan a participant may contribute from 1% to 20% of their compensation. Sterling makes matching contributions equal to 100% of the first 2% of the employee's contributions to the plan that are fully vested at all times and employees may direct the investment of those contributions to one or all of the thirteen funds available. Matching contributions as of July 1, 2001 and forward are also fully vested and are invested based on the employee's direction.

         Under the performance incentive feature of the plan, additional contributions are made to participant accounts for each plan year for an amount determined by the Board of Directors based on achieving certain performance objectives. The performance incentive feature is paid entirely in Sterling common stock. Total expense for the performance incentive feature and employer matching contribution was $1,105,000, $733,000 and $721,000 for the years ended December 31, 2001, 2000 and 1999.

         The number of shares owned at December 31, 2001 in the Sterling Financial 401(k) Retirement Plan total 840,395 shares, with an approximate market value of $20,472,000. Dividends totaling $651,000 were reinvested in additional shares of Sterling common stock.

NOTE 16 - STOCK COMPENSATION

         Sterling has an omnibus stock incentive plan under which incentive and nonqualified stock options, stock appreciation rights, or restricted stock may be issued. To date, only incentive and nonqualified stock options have been issued under the plan. The options are granted periodically to key employees at a price not less than the fair value of the shares at the date of grant, and have a term of ten years. As of December 31, 2001, Sterling had approximately 190,198 shares of common stock reserved for issuance under the stock incentive plans.

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

         If compensation expense for Sterling's stock incentive plans had been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by FASB Statement No. 123, Accounting for Stock Based Compensation, net income and earnings per share would have been adjusted to the proforma amounts indicated below:

                                                                                         YEARS ENDED DECEMBER 31,
                                                                             --------------------------------------------------
                                                                                  2001             2000             1999
                                                                             ---------------- ---------------- ----------------
Net income:
      As reported                                                                    $20,334          $16,597          $17,985
      Proforma                                                                        19,571           15,763           17,492

Basic earnings per share:
      As reported                                                                      $1.62            $1.32            $1.43
      Proforma                                                                          1.56             1.26             1.39

Diluted earnings per share:
      As reported                                                                      $1.62            $1.32            $1.43
      Proforma                                                                          1.56             1.26             1.39

         The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                                         YEARS ENDED DECEMBER 31,
                                                                            ---------------------------------------------------
                                                                                  2001             2000             1999
                                                                            ----------------- ---------------- ----------------
       Dividend yield                                                                  4.47%            4.45%            2.62%
       Risk-free interest rate                                                         4.96%            5.56%            6.44%
       Expected life                                                                      10               10               10
       Expected volatility                                                             49.0%            38.1%            23.3%

         A summary of the status of Sterling's stock option plans is presented below:

                                                                               DECEMBER 31,
                                             ---------------------------------------------------------------------------------
                                                       2001                        2000                        1999
                                             --------------------------  --------------------------  -------------------------
                                                             WEIGHTED                   WEIGHTED                   WEIGHTED
                                                             AVERAGE                     AVERAGE                    AVERAGE
                                                             EXERCISE                   EXERCISE                   EXERCISE
                                               SHARES         PRICE        SHARES         PRICE        SHARES        PRICE
                                             ------------  ------------  ------------  ------------  ------------ ------------
Outstanding at January 1                         331,189        $23.91       331,184        $24.06       226,212       $23.04
     Granted                                     132,400         17.00        23,405         15.83       111,473        25.74
     Exercised                                  (15,553)         16.84             -             -       (3,783)        15.21
     Forfeited                                   (2,657)         17.22      (23,400)         18.83       (2,718)        20.71
                                             ------------                ------------                ------------
Outstanding at December 31                       445,379        $22.07       331,189        $23.91       331,184       $24.06
                                             ============                ============                ============

Options exercisable at December 31               280,957        $23.94       239,792        $22.38       111,418       $21.33

Weighted average fair value of options
   granted during period                                         $6.23                       $4.54                      $9.72

         Information pertaining to options outstanding at December 31, 2001 is as follows:

                                      OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                      ---------------------------------------------------- ----------------------------------------------------
                                                              WEIGHTED
                                                              AVERAGE                                             WEIGHTED
                                            WEIGHTED         REMAINING                           WEIGHTED          AVERAGE
                                            AVERAGE         CONTRACTUAL                          AVERAGE          REMAINING
     RANGE OF              NUMBER           EXERCISE          LIFE (IN         NUMBER            EXERCISE        CONTRACTUAL
  EXERCISE PRICES       OUTSTANDING          PRICE             YEARS)        OUTSTANDING          PRICE        LIFE (IN YEARS)
--------------------  ----------------- -----------------  --------------- ----------------  ----------------- ----------------
      $14.92-$15.75             38,822            $15.39              5.8           29,822             $15.28              4.9
      $16.00-$22.14            260,912             18.03              7.8          132,262              19.03              6.4
      $29.00-$33.80            145,645             31.10              7.6          118,873              31.57              7.5
                      -----------------                                    ----------------
                               445,379            $22.07              7.5          280,957             $23.94              6.7
                      =================                                    ================

NOTE 17 - RELATED PARTY TRANSACTIONS

         Certain directors and officers of Sterling Financial Corporation and its subsidiaries, their immediate families and companies in which they are principal owners (more than 10%), were indebted to the subsidiary banks during 2001 and 2000. All loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, in the opinion of the management of the banks, do not involve more than a normal risk of collectibility or present other unfavorable features. Total loans to these persons at December 31, 2001 and 2000 amounted to $7,331,000 and $8,188,000. During 2001, $2,729,000 of new loans were made and repayments totaled $3,586,000.

NOTE 18 - RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES

         Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made to Sterling by its subsidiary banks. The amount of dividends that may be paid from the subsidiary banks to Sterling totals $36,797,000 at December 31, 2001. However, dividends paid by the subsidiary banks would be prohibited if the effect thereof would cause the banks' capital to be reduced below applicable minimum capital requirements.

         Under current Federal Reserve regulations, the subsidiary banks are limited to the amounts they may loan to their affiliates, including Sterling. Loans to a single affiliate may not exceed 10%, and the aggregate of loans to all affiliates may not exceed 20% of each bank subsidiary's capital and surplus (as defined by regulation). At December 31, 2001, the maximum amount available for loans to Sterling totaled $14,493,000.

NOTE 19 - FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for Sterling's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of Sterling.

         The following methods and assumptions were used by Sterling in estimating fair value disclosures for financial instruments.

         Cash and cash equivalents: The carrying amounts of cash, due from banks and federal funds sold approximate fair value.

         Interest-bearing deposits in banks and short-term investments: The carrying amounts of interest-bearing deposits and short-term investments maturing within 90 days approximate their fair values. Fair values of other interest-bearing deposits and short-term investments are estimated using discounted cash flows analyses based on current rates for similar type instruments.

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

         Short-term borrowings: The carrying amounts of short-term borrowings maturing within 90 days and floating rate short-term borrowings approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on Sterling's current incremental borrowing rates for similar types of borrowing arrangements.

         Long-term debt: The fair values of Sterling's long-term debt are estimated using discounted cash flow analyses based on current incremental borrowings rates for similar types of borrowing arrangements.

         Accrued interest: The carrying amounts of accrued interest approximate fair value.

         Off-balance sheet instruments: Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The fair values of off-balance sheet instruments are not significant at December 31, 2001 and 2000.

         The estimated fair values and related carrying or notional amounts of Sterling's financial instruments are as follows:


                                                                                     DECEMBER 31,
                                                         ----------------------------------------------------------------------
                                                                       2001                                2000
                                                         ----------------------------------  ----------------------------------
                                                         CARRYING AMOUNT     FAIR VALUE      CARRYING AMOUNT     FAIR VALUE
                                                         ----------------  ----------------  ---------------- -----------------
Financial Assets:
  Cash and cash equivalents                                      $94,532           $94,532          $103,567          $103,567
  Interest-bearing deposits in banks                               2,367             2,367               516               516
  Short-term investments                                           1,277             1,277               603               603
  Mortgage loans held for sale                                    21,024            21,024             1,978             1,978
  Securities held-to-maturity                                     41,788            42,763            51,085            51,854
  Securities available-for-sale                                  490,955           490,955           435,296           435,296
  Loans                                                        1,004,059         1,035,529           943,608           950,146
  Accrued interest receivable                                     12,116            12,116            11,987            11,987

Financial Liabilities:
  Deposits                                                     1,535,649         1,549,076         1,420,300         1,424,268
  Short-term borrowings                                           20,285            20,285            25,656            25,656
  Long-term debt                                                 121,093           124,720           113,850           118,141
  Accrued interest payable                                         8,747             8,747            10,080            10,080

NOTE 20 - CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

         Financial information pertaining only to Sterling Financial Corporation is as follows:

                                                                                     DECEMBER 31,
                                                                           ----------------------------------
BALANCE SHEETS                                                                  2001              2000
                                                                           ----------------  ----------------
Assets
  Cash                                                                              $3,418            $1,715
  Securities available-for-sale                                                      1,509             1,389
  Investments in:
    Bank subsidiaries                                                              139,690           126,189
    Nonbank subsidiaries                                                             9,298            11,200
  Other assets                                                                         315               262
                                                                           ----------------  ----------------
    Total assets                                                                  $154,230          $140,755
                                                                           ================  ================

Liabilities                                                                         $2,119            $1,408
Stockholders' equity                                                               152,111           139,347
                                                                           ----------------  ----------------
    Total liabilities and stockholders' equity                                    $154,230          $140,755
                                                                           ================  ================

                                                                                         YEARS ENDED DECEMBER 31,
                                                                           ----------------------------------------------------
STATEMENTS OF INCOME                                                            2001              2000              1999
                                                                           ----------------  ----------------  ----------------
Income
  Dividends from banking subsidiaries                                               $9,780           $12,489           $10,419
  Dividends from nonbanking subsidiaries                                             1,350               155                 -
  Dividends on securities available-for-sale                                            27                35               108
  Gain on securities available-for-sale                                                180                 8               126
  Other                                                                                  3                 7                 3
                                                                           ----------------  ----------------  ----------------
    Total income                                                                    11,340            12,694            10,656

Operating expenses                                                                     548             1,851               636
                                                                           ----------------  ----------------  ----------------
Income before income taxes and equity in undistributed                              10,792            10,843            10,020
  net income of subsidiaries
Income tax expense (benefit)                                                          (83)             (252)             (112)
                                                                           ----------------  ----------------  ----------------
                                                                                    10,875            11,095            10,132
Equity in undistributed net income of:
  Banking subsidiaries                                                              10,015             5,335             7,643
  Other subsidiaries                                                                 (556)               137               210
                                                                           ----------------  ----------------  ----------------
Net Income                                                                         $20,334           $16,567           $17,985
                                                                           ================  ================  ================

                                                                                         YEARS ENDED DECEMBER 31,
                                                                            ---------------------------------------------------
STATEMENT OF CASH FLOWS                                                          2001             2000              1999
                                                                            ---------------- ----------------  ----------------
Cash flows from operating activities
  Net Income                                                                        $20,334          $16,567           $17,985
  Adjustments to reconcile net income to net cash
     provided by operating activities
     Equity in undistributed net income of subsidiaries                             (9,459)          (5,472)           (7,853)
     Gain on sale of securities available-for-sale                                    (180)              (8)             (126)
     (Increase) decrease in other assets                                                 87               28             (211)
     Increase (decrease) in other liabilities                                           609            (351)             (328)
                                                                            ---------------- ----------------  ----------------
     Net cash provided by operating activities                                       11,391           10,764             9,467
                                                                            ---------------- ----------------  ----------------
Cash flows from investing activities
  Purchase of securities available-for-sale                                           (493)            (620)           (3,040)
  Proceeds from sales and maturities of securities available-for-sale                   512              180             1,506
  Investment in nonbanking subsidiary                                                  (70)          (1,567)             (650)
  Return of capital from nonbanking subsidiaries                                        750                -                 -
                                                                            ---------------- ----------------  ----------------
            Net cash provided by  (used in) investing activities                        699          (2,007)           (2,184)
                                                                            ---------------- ----------------  ----------------
Cash flows from financing activities
  Proceeds from issuance of common stock                                                  3               16               147
  Cash dividends                                                                    (9,654)          (8,736)           (7,828)
  Cash paid in lieu of fractional shares                                                  -              (8)              (32)
  Purchase of treasury stock                                                        (1,061)                -           (1,067)
  Proceeds from issuance of treasury stock                                              325               52             1,096
                                                                            ---------------- ----------------  ----------------
  Net cash used in financing activities                                            (10,387)          (8,676)           (7,684)
                                                                            ---------------- ----------------  ----------------
Increase (decrease) in cash                                                           1,703               81             (401)
Cash
  Beginning of year                                                                   1,715            1,634             2,035
                                                                            ---------------- ----------------  ----------------
  End of year                                                                        $3,418           $1,715            $1,634
                                                                            ================ ================  ================

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

         Information about reportable segments, and reconciliation of such information to the consolidated financial statements follows:

                                                             COMMUNITY
                                                            BANKING AND
                                                              RELATED                        INTERSEGMENT      CONSOLIDATED
                                                              SERVICES       LEASING         ELIMINATIONS         TOTALS
                                                        ---------------- ----------------  ----------------- ------------------
YEAR ENDED DECEMBER 31, 2001
Interest income                                                $114,083           $7,309           $(5,476)           $115,916
Interest expense                                                 54,970            7,780            (5,476)             57,274
Provision for loan losses                                           620              597                  -              1,217
Noninterest income                                               19,013           24,912                  -             43,925
Noninterest expense                                              52,962           22,210                  -             75,172
Income before income taxes                                       24,544            1,634                  -             26,178
Income tax expense                                                5,159              685                  -              5,844
Net income                                                       19,385              949                  -             20,334

Assets                                                        1,800,246          148,000           (86,807)          1,861,439

YEAR ENDED DECEMBER 31, 2000
Interest income                                                $111,616           $6,755           $(5,052)           $113,319
Interest expense                                                 55,922            7,631            (5,052)             58,501
Provision for loan losses                                           485              120                  -                605
Noninterest income                                               14,762           22,746                  -             37,508
Noninterest expense                                              49,926           20,277                  -             70,203
Income before income taxes                                       20,045            1,473                  -             21,518
Income tax expense                                                4,334              617                  -              4,951
Net income                                                       15,711              856                  -             16,567

Assets                                                        1,674,199          135,858           (83,919)          1,726,138

YEAR ENDED DECEMBER 31, 1999
Interest income                                                 $99,784           $6,066           $(4,224)           $101,626
Interest expense                                                 45,256            6,372            (4,224)             47,404
Provision for loan losses                                           970               90                  -              1,060
Noninterest income                                               14,606           18,933                  -             33,539
Noninterest expense                                              45,238           17,221                  -             62,459
Income before income taxes                                       22,926            1,316                  -             24,242
Income tax expense                                                5,666              591                  -              6,257
Net income                                                       17,260              725                  -             17,985

Assets                                                        1,491,543          123,190           (58,410)          1,556,323

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

NOTE 22 - QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following is a summary of the quarterly results of operations for the years ended December 31 follows:

                                                                                   Three Months Ended
                                                           -------------------------------------------------------------------
                                                             December 31      September 30       June 30         March 31
                                                           ---------------- --------------------------------- ----------------
2001
   Interest and dividend income                                    $28,370           $29,017         $29,193          $29,336
   Interest expense                                                 12,554            14,140          14,949           15,631
   Provision for loan losses                                           130               290             495              302
   Securities gains                                                    252               538           1,441              479
   Noninterest income                                               11,076            10,488          10,136            9,515
   Noninterest expense                                              20,197            19,062          18,533           17,380
   Income before income taxes                                        6,817             6,551           6,793            6,017
   Income tax expense                                                1,532             1,484           1,555            1,273
   Net income                                                        5,285             5,067           5,238            4,744

   Per share information:
      Basic and diluted earnings per share                           $0.42             $0.40           $0.42            $0.38
      Dividends declared                                             0.200             0.200           0.190            0.190

2000
   Interest and dividend income                                    $29,738           $28,910         $27,837          $26,834
   Interest expense                                                 16,120            15,280          14,064           13,037
   Provision for loan losses                                           158               158             139              150
   Securities gains                                                     34               134             263              260
   Noninterest income                                                9,665             9,158           9,362            8,632
   Noninterest expense                                              17,419            19,757          16,656           16,371
   Income before income taxes                                        5,740             3,007           6,603            6,168
   Income tax expense                                                1,236               608           1,618            1,489
   Net income                                                        4,504             2,399           4,985            4,679

   Per share information:
      Basic and diluted earnings per share                           $0.36             $0.19           $0.40            $0.37
      Dividends declared                                             0.190             0.190           0.185            0.185


NOTE 23 - SUBSEQUENT EVENTS

         On November 5, 2001, Sterling announced that it had reached an agreement to acquire Equipment Finance, Inc., a commercial finance company that specializes in financing forestry, and land clearing equipment. Under the terms of the agreement, shareholders of Equipment Finance will receive consideration of $30 million of which approximately 70% will be paid in stock and 30% in cash. Sterling issued approximately 955,000 shares of its common stock to acquire Equipment Finance. The transaction closed on February 28, 2002 and was accounted for under the provisions of Statement No. 142.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Incorporated by reference is the information appearing in Sterling's Current Report on Form 8-K dated November 8, 1999.


                                   PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated by reference is the information appearing under the headings "Information about Nominees and Continuing Directors" and "Executive Officers" in the 2002 Annual Meeting Proxy Statement.

         Section 16(a) of the Securities Exchange Act of 1934 requires Sterling's directors, executive officers and shareholders who beneficially own more than 10% of Sterling's outstanding equity stock to file initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Sterling with the Securities and Exchange Commission. Based on a review of copies of such reports we received, and on the statements of the reporting persons, Sterling believes that all Section 16(a) filing requirements were complied with in a timely fashion during 2001, with the exception of Mr. Robert H. Caldwell, a former director, who inadvertently filed one Form 4 late. Mr. Caldwell's Form 4 reported one transaction.

ITEM 11 - EXECUTIVE COMPENSATION

         Incorporated by reference is the information under the headings "Executive Compensation" and "Sterling Financial Corporation Directors' Compensation" in the 2002 Annual Meeting Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated by reference is the information appearing under the headings "Principal Holders" and "Beneficial Ownership of Executive Officers, Directors and Nominees" in the 2002 Annual Meeting Proxy Statement.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference is the information appearing under the heading "Transactions with Directors and Executive Officers" in the 2002 Annual Meeting Proxy Statement and under "Notes to Consolidated Financial Statements - Note 17 - Related Party Transactions" located elsewhere in this Form 10-K.

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

               2.1 Agreement and Plan of Reorganization, dated as of November 2, 2001, by and among Sterling Financial Corporation, Sterling EFI Acquisition Corporation and Equipment Finance., including Exhibits (Incorporated by reference to Exhibit 2.1 To Registrant's Registration Statement No. 333-75650 on Form S-4, as amended filed with the Commission on January 16, 2002).

               3(i) Amended and Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3(i) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, and filed with the Commission, on November 14, 2001.)

               3(ii)     Amended Bylaws.  (Incorporated by reference to
                         Exhibit 3(ii) to Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission, on April 25, 2000.)

               4.1 Amended and Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3(i) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, and filed with the Commission, on November 14, 2001.)

               4.2 Amended Bylaws. (Incorporated by reference to Exhibit 3(ii) to Registrant's Current Report on form 8-K, filed with the Commission on April 25, 2000.)

               10.1 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.3 of Registration Segment No. 333-28065 on Form S-8, filed with the Commission, on May 30, 1997.)

               10.2 Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to Registration Statement No. 33-55131 on Form S-3, filed with the Commission on August 18, 1994, and as amended by Registrant's Rule 424 (b) prospectus, filed with the Commission on December 23, 1998, and by Amendment No. 1, filed with the Commission on January 16, 2001.)

               10.3 Stock Disposition Agreement, dated September 6, 2001, by and between Howard E Groff, Sr. and Sterling Financial Corporation. (Incorporated by reference to Exhibit 99.1 in Registrant's Current Report on Form 8-K, dated September 6, 2001, and filed with the Commission on September 26, 2001.)

               10.4 1997 Directors Stock Compensation Plan and Policy. (Incorporated by reference to Exhibit 4.3 to Registrant's Registration Statement No. 333-28101 on Form S-8, filed with the Commission on May 30, 1997.)

               10.5 Change in Control Agreement, dated July 27, 1999, between Sterling Financial Corporation, Bank of Lancaster County and John E. Stefan. (Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on 10-Q for the quarter ended September 30, 1999, filed with the Commission on November 15, 1999, and as amended on April 4, 2000.)

               10.6 Employment Agreement, dated December 18, 2001, between Sterling Financial Corporation, Bank of Lancaster County and J. Roger Moyer, Jr. (Incorporated by reference to Exhibit 10.6 to Registrant's Registration Statement No. 333-75650 on Form S-4, filed with the Commission on January 16, 2002.)

               10.7 Change in Control Agreement, dated July 30, 1999, between Sterling Financial Corporation, Bank of Lancaster County and Jere L. Obetz. (Incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on 10-Q for the quarter ended September 30, 1999, filed with the Commission on November 15, 1999, and as amended on April 25, 2000.)

               10.8 Change in Control Agreement, dated July 7, 1999, between Sterling Financial Corporation, Bank of Lancaster County and Thomas P. Dautrich. (Incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on 10-Q for the quarter ended September 30, 1999, filed with the Commission on November 15, 1999, and as amended on April 25, 2000.)

               10.9 Employment Agreement, dated July 27, 1999, between Sterling Financial Corporation, Bank of Lancaster County and John E. Stefan. (Incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on 10-Q for the quarter ended September 30, 1999, filed with the Commission on November 15, 1999, and as amended on April 25, 2000.)

               10.10 Employment Agreement, dated as of February 28, 2002, among Sterling Financial Corporation, Bank of Lancaster County, N.A. and J. Bradley Scovill.

               10.11 Employment Agreement, dated as of November 2, 2001, among Sterling Financial Corporation, Equipment Finance, Inc. and George W. Graner. (Incorporated by reference to Exhibit 10.11 to Registrant's Registration Statement No. 333-75650 on Form S-4, as amended, filed with the Commission on January 16, 2002.)

               10.12 Employment Agreement, dated as of November 2, 2001, among Sterling Financial Corporation, Equipment Finance, Inc. and Michael J. Shlager. (Incorporated by reference to Exhibit 10.12 to Registrant's Registration Statement No. 333-75650 on Form S-4, as amended, filed with the Commission on January 16, 2002.)

               10.13 Employment Agreement, dated as of November 2, 2001, among Sterling Financial Corporation, Equipment Finance, Inc. and Joseph M. Brass (Incorporated by reference to Exhibit 10.13 to Registrant's Registration Statement No. 333-75650 on Form S-4, as amended, filed with the Commission on January 16, 2002.)

               11 Statement re: Computations of Earnings Per Share (included herein at Item 8 at Notes to Consolidated Financial Statements, Note 1.)

               21        Subsidiaries of the Registrant

               23.1      Consent of Ernst & Young LLP

               23.2      Consent of Trout, Ebersole & Groff, LLP

               99        Independent Auditors' Reports of Trout, Ebersole &
                         Groff, LLP

         Copies of the Exhibits referenced above will be provided to Shareholders without charge by writing to Shareholder Relations, Sterling Financial Corporation, 101 North Pointe Boulevard, Lancaster, PA 17601-4133.

   (b) Reports on Form 8-K

         During the quarter ended December 31, 2001, the registrant filed the following reports on Form 8-K:


         Date of Report                Item                     Description
         --------------                ----                     -----------
            10/23/01                     5             Press release announcing 3rd Quarter
                                                       and year-to-date earnings

            11/2/01                      5             Press release announcing Agreement
                                                       and Plan of Reorganization to acquire
                                                       Equipment Finance Inc.

            11/7/01                      9             Slide presentation from Mid-Atlantic
                                                       2001 Super-Community Bank
                                                       Conference in Baltimore, Maryland

           11/21/01                      5             Press release announcing quarterly
                                                       dividend

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           STERLING FINANCIAL CORPORATION


                                           By:  /s/ John E. Stefan
                                              ---------------------------------
                                               John E. Stefan
                                               Chairman of the Board and
                                               Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities indicated have signed this report below.

           Signature                                                 Title                                          Date
--------------------------------    -----------------------------------------------------------------------    --------------
/s/ John E. Stefan
--------------------------------
(John E. Stefan)                    Chairman of the Board and Chief Executive Officer; Director                March 12, 2002

/s/ J. Roger Moyer, Jr.
--------------------------------
(J. Roger Moyer, Jr.)               President, Chief Operating Officer, Assistant Secretary; Director          March 12, 2002

/s/ J. Bradley Scovill
--------------------------------
(J. Bradley Scovill)                Executive Vice President, Chief Financial Officer, Treasurer; Director     March 12, 2002

/s/ Douglas P. Barton
--------------------------------
(Douglas P. Barton, CPA)            Vice President, Chief Accounting Officer, Secretary                        March 12, 2002

/s/ Richard H. Albright, Jr.
--------------------------------
(Richard H. Albright, Jr.)          Director                                                                   March 12, 2002

/s/ S. Amy Argudo
--------------------------------
(S. Amy Argudo)                     Director                                                                   March 12, 2002

/s/ Bertram F. Elsner
--------------------------------
(Bertram F. Elsner)                 Director                                                                   March 12, 2002

/s/ Howard E. Groff, Jr.
--------------------------------
(Howard E. Groff, Jr.)              Director                                                                   March 12, 2002

/s/ Joan R. Henderson
--------------------------------
(Joan R. Henderson)                 Director                                                                   March 12, 2002

/s/ Calvin G. High
--------------------------------
(Calvin G. High)                    Director                                                                   March 12, 2002

/s/ Terrence L. Hormel
--------------------------------
(Terrence L. Hormel)                Director                                                                   March 12, 2002

/s/ David E. Hosler
--------------------------------
(David E. Hosler)                   Director                                                                   March 12, 2002

/s/ E. Glenn Nauman
--------------------------------
(E. Glenn Nauman)                   Director                                                                   March 12, 2002

/s/ W. Garth Sprecher
--------------------------------
(W. Garth Sprecher)                 Director                                                                   March 12, 2002

/s/ Glenn R. Walz
--------------------------------
(Glenn R. Walz)                     Director                                                                   March 12, 2002

                                Exhibit Index

Exhibits Required Pursuant to Item 601 of Regulation S-K

                                                                                                       Page (in
                                                                                                      accordance
                                                                                                         with
                                                                                                      sequential
      Item                                                                                             numbering
       No.                                 Description                                                  system)
      ----                                 -----------                                                ----------
      2.1          Agreement and Plan of Reorganization, dated as of November
                   2, 2001, by and among Sterling Financial Corporation,
                   Sterling EFI Acquisition Corporation and Equipment
                   Finance., including Exhibits (Incorporated by reference to
                   Exhibit 2.1 To Registrant's Registration Statement No.
                   333-75650 on Form S-4, as amended filed with the Commission on January 16, 2002).

      3(i)         Amended and Restated Articles of Incorporation.
                   (Incorporated by reference to Exhibit 3(i) to Registrant's
                   Quarterly Report on Form 10-Q for the quarter ended
                   September 30, 2001, and filed with the Commission, on November 14, 2001.)

      3(ii) Amended Bylaws. (Incorporated by reference to Exhibit 3(ii) to Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission, on April 25, 2000.)

      4.1          Amended and Restated Articles of Incorporation.
                   (Incorporated by reference to Exhibit 3(i) to Registrant's
                   Quarterly Report on Form 10-Q for the quarter ended
                   September 30, 2001, and filed with the Commission, on November 14, 2001.)

      4.2 Amended Bylaws. (Incorporated by reference to Exhibit 3(ii) to Registrant's Current Report on form 8-K, filed with the Commission on April 25, 2000.)

      10.1         1996 Stock Incentive Plan (Incorporated by reference to
                   Exhibit 4.3 of Registration Statement No. 333-28065 on Form
                   S-8, filed with the Commission on May 30, 1997.)

      10.2 Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to Registration Statement No. 33-55131 on Form
                   S-3, filed with the Commission on August 18, 1994, and as amended by Registrant's Rule 424 (b) prospectus, filed with the Commission on December 23, 1998, and by Amendment No.
                   1, filed with the Commission on January 16, 2001.)

      10.3 Stock Disposition Agreement, dated September 6, 2001, by and between Howard E. Groff, Sr. and Sterling Financial
                   Corporation. (Incorporated by reference to Exhibit 99.1 in Registrant's Current Report on Form 8-K, dated September 6,
                   2001, and filed with the Commission on September 26, 2001.)

      10.4         1997 Directors Stock Compensation Plan and Policy.
                   (Incorporated by reference to Exhibit 4.3 to Registrant's
                   Registration Statement No. 333-28101 on Form S-8, filed with the Commission on May 30, 1997.)

      10.5         Change in Control Agreement, dated July 27, 1999, between
                   Sterling Financial Corporation, Bank of Lancaster County and John E. Stefan. (Incorporated by reference to Exhibit
                   10.1 to Registrant's Quarterly Report on 10-Q for the quarter ended September 30, 1999, filed with the Commission on November 15, 1999, and as amended on April 4, 2000.)

      10.6         Employment Agreement, dated December 18, 2001, between
                   Sterling Financial Corporation, Bank of Lancaster County and J. Roger Moyer, Jr. (Incorporated by reference to
                   Exhibit 10.6 to Registrant's Registration Statement No.
                   333-75650 on Form S-4, filed with the Commission on January
                   16, 2002.

      10.7         Change in Control Agreement, dated July 30, 1999, between
                   Sterling Financial Corporation, Bank of Lancaster County and Jere L. Obetz. (Incorporated by reference to Exhibit
                   10.3 to Registrant's Quarterly Report on 10-Q for the quarter ended September 30, 1999, which Report was filed with the Commission on November 15, 1999, and as amended on April 25, 2000.)

      10.8         Change in Control Agreement, dated July 7, 1999, between
                   Sterling Financial Corporation, Bank of Lancaster County and Thomas P. Dautrich. (Incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on 10-Q for the quarter ended September 30, 1999, which Report was filed with the Commission on November 15, 1999, and as amended on April 25, 2000.)

      10.9         Employment Agreement, dated July 27, 1999, between Sterling
                   Financial Corporation, Bank of Lancaster County and John E.
                   Stefan. (Incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on 10-Q for the quarter ended
                   September 30, 1999, which Report was filed with the Commission on November 15, 1999, and as amended on April
                   25, 2000.)

      10.10        Employment Agreement, dated as of December 18, 2002, among
                   Sterling Financial Corporation, Bank of Lancaster County,
                   N.A. and J. Bradley Scovill.

      10.11        Employment Agreement, dated as of November 2, 2001, among
                   Sterling Financial Corporation, Equipment Finance, Inc. and
                   George W. Graner. (Incorporated by reference to Exhibit
                   10.11 to Registrant's Registration Statement No. 333-75650 on Form S-4, as amended, filed with the Commission on January 16, 2002.)

      10.12        Employment Agreement, dated as of November 2, 2001, among
                   Sterling Financial Corporation, Equipment Finance, Inc. and
                   Michael J. Schlager. (Incorporated by reference to Exhibit
                   10.12 to Registrant's Registration Statement No. 333-75650 on Form S-4, as amended, filed with the Commission on January 16, 2002.)

      10.13        Employment Agreement, dated as of November 2, 2001, among
                   Sterling Financial Corporation, Equipment Finance, Inc. and
                   Joseph M. Brass (Incorporated by reference to Exhibit 10.13 to Registrant's Registration Statement No. 333-75650 on
                   Form S-4, as amended, filed with the Commission on January
                   16, 2002.)

      11 Statement re: Computations of Earnings Per Share (included herein at Item 8 at Notes to Consolidated Financial
                   Statements, Note 1.)

      21           Subsidiaries of the Registrant.

      23.1         Consent of Ernst & Young, LLP.

      23.2         Consent of Trout, Ebersole & Groff, LLP.

      99           Independent Auditor's Report of Trout, Ebersole & Groff,
                   LLP.