Form 10-Q
period 2002-03-31
STERLING FINANCIAL CORP /PA/
filed 2002-05-15
CIK 811671

                                  FORM 10-Q

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
(Mark One)
    X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
  -----
                     THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2002

                                      OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
  ------
                     THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from           to
                               ---------    ----------

Commission file number 0-16276
                       -------


                     STERLING FINANCIAL CORPORATION
       ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Pennsylvania                              23-2449551
--------------------------------------------- --------------------------
(State or other jurisdiction of incorporation     (I.R.S.Employer
         or organization)                         Identification No.)

   101 North Pointe Boulevard
     Lancaster, Pennsylvania                            17601-4133
----------------------------------------                ----------
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

Common Stock, $5.00 Par Value-13,501,115 shares outstanding as of April 30,
2002.

               Sterling Financial Corporation and Subsidiaries

                                    Index

PART I - FINANCIAL INFORMATION                                       Page
------------------------------                                       ----
Item 1 - Financial Statements (Unaudited)

         Consolidated Balance Sheets
         as of March 31, 2002 and December 31, 2001.                   3

         Consolidated Statements of Income
         for the Three Months ended March 31, 2002
         and 2001.                                                     4

         Consolidated Statements of Cash Flows
         for the Three Months ended
         March 31, 2002 and 2001.                                      5

         Notes to Consolidated Financial
         Statements.                                                   6

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           8

Item 3 - Quantitative and Qualitative Disclosure about Market Risk    15


PART II - OTHER INFORMATION
---------------------------

Item 1 - Legal Proceedings                                            16

Item 2 - Changes in Securities and Use of Proceeds                    16

Item 3 - Defaults Upon Senior Securities                              16

Item 4 - Submission of Matters to a Vote of Securities Holders        16

Item 5 - Other Information                                            16

Item 6 - Exhibits and Reports on Form 8-K                             16

Signature Page                                                        17

                        Part I - Financial Information
               STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                    MARCH 31,   December 31,
(Dollars in thousands)                                                 2002         2001
                                                                    --------       ------
ASSETS
Cash and due from banks........................................... $   56,102   $   68,926
Federal funds sold................................................     58,245       25,606
                                                                    ---------    ---------
  Cash and cash equivalents.......................................    114,347       94,532
Interest-bearing deposits in banks................................      2,496        2,367
Short-term investments............................................      2,156        1,277
Mortgage loans held for sale......................................     11,727       21,024
Securities held-to-maturity(fair value 2002-$41,781;2001-$42,763).     40,781       41,788
Securities available-for-sale.....................................    478,635      490,955
Loans, net of allowance for loan losses 2002-$12,434; 2001-$11,071  1,216,117    1,087,102
Assets held for operating leases, net.............................     61,271       58,996
Premises and equipment, net.......................................     32,185       32,186
Other real estate owned...........................................        213           74
Goodwill..........................................................     18,298        1,228
Accrued interest receivable.......................................     12,461       12,116
Other assets......................................................     17,680       17,794
                                                                    ---------    ---------
TOTAL ASSETS.....................................................  $2,008,367   $1,861,439
                                                                    =========    =========

LIABILITIES
Deposits:
  Noninterest-bearing............................................. $  193,813   $  193,318
  Interest-bearing................................................  1,388,961    1,342,331
                                                                    ---------    ---------
    Total deposits................................................  1,582,774    1,535,649
                                                                    ---------    ---------
Short-term borrowings................................ ............     58,227       20,285
Long-term debt....................................................    139,617      121,093
Company obligated mandatorily redeemable preferred
 securities of subsidiary trust...................................     20,000            -
Accrued interest payable..........................................      8,648        8,747
Other liabilities.................................................     23,566       23,554
                                                                    ---------    ---------
TOTAL LIABILITIES.................................................  1,832,832    1,709,328
                                                                    ---------    ---------
STOCKHOLDERS' EQUITY
Common stock -($5.00 par value)...................................     84,382       62,733
   No. shares authorized: 35,000,000
   No. shares issued: 2002 - 16,876,393; 2001 - 12,546,663
   No. shares outstanding: 2002 - 16,841,550; 2001 - 12,511,953
Capital surplus...................................................     34,050       17,849
Retained earnings.................................................     52,774       66,823
Accumulated other comprehensive income............................      4,914        5,433
Common stock in treasury, at cost (2002 - 34,843;  2001 - 34,710).       (585)        (727)
                                                                    ---------    ---------
TOTAL STOCKHOLDERS' EQUITY........................................    175,535      152,111
                                                                    ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......................  $2,008,367   $1,861,439
                                                                    =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

               STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                            THREE MONTHS ENDED MARCH 31,
                                                            ----------------------------
(Dollars in thousands, except per share data)                      2002        2001
                                                                   ----        ----
INTEREST AND DIVIDEND INCOME
Loans, including fees................................          $  21,795   $  21,475
Debt securities
    Taxable..........................................              4,863       4,846
    Tax-exempt.......................................              2,249       2,051
Dividends............................................                135         223
Federal funds sold...................................                172         726
Deposits in other banks..............................                 11          15
                                                               ---------   ---------
     Total interest and dividend income..............             29,225      29,336
INTEREST EXPENSE                                               ---------   ---------
Deposits.............................................              9,972      13,613
Short-term borrowings................................                258         226
Long-term debt.......................................              1,848       1,792
                                                               ---------   ---------
     Total interest expense..........................             12,078      15,631
                                                               ---------   ---------
Net interest income..................................             17,147      13,705
                                                               ---------   ---------
Provision for loan losses............................                218         302
                                                               ---------   ---------
     Net interest income after
       provision for loan losses.....................             16,929      13,403
NONINTEREST INCOME                                             ---------   ---------
Income from fiduciary activities.....................              1,091       1,002
Service charges on deposit accounts..................              1,176       1,175
Other service charges, commissions and fees..........              1,121         947
Mortgage banking income..............................                765         220
Rental income on operating leases....................              6,342       5,942
Other operating income...............................                429         229
Securities gains.....................................                 16         479
                                                               ---------   ---------
     Total noninterest income........................             10,940       9,994
NONINTEREST EXPENSES                                           ---------   ---------
Salaries and employee benefits.......................              8,837       7,108
Net occupancy........................................              1,000         991
Furniture and equipment..............................              1,338       1,165
Professional services................................                521         458
Depreciation on operating lease assets...............              5,095       4,678
Other................................................              3,905       2,980
                                                               ---------   ---------
      Total noninterest expenses.....................             20,696      17,380
                                                               ---------   ---------
INCOME BEFORE INCOME TAXES...........................              7,173       6,017
Income tax expense...................................              1,651       1,273
                                                               ---------   ---------
NET INCOME...........................................          $   5,522   $   4,744
                                                              ==========    =========
Per share information:
 Basic and diluted earnings per share................          $    .344   $    .304
 Dividends declared..................................               .160        .152

                            OTHER COMPREHENSIVE INCOME
NET INCOME...........................................          $   5,522   $   4,744
                                                               ---------   ---------
Other comprehensive income, net of tax
 Unrealized gains (losses) on securities available
  for sale arising during the period.................               (509)      5,108
 Reclassification adjustment for gains included in
  net income.........................................                (10)       (311)
                                                               ---------    --------
 Other comprehensive income (loss)...................               (519)     (4,797)
                                                               ---------    --------
COMPREHENSIVE INCOME.................................          $   5,003    $  9,541
                                                               =========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                        STERLING FINANCIAL CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                       Three Months Ended
                                                                             March 31,
(Dollars in thousands)                                                  2002         2001
                                                                        ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income..............................................          $     5,522   $    4,744
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation..........................................                6,055        5,710
   Accretion and amortization of investment securities...                  312         (105)
   Provision for loan losses.............................                  218          302
   Loss on sale of property and equipment ...............                    4            -
   Gain on sales of securities available-for-sale........                  (16)        (479)
   Gain on sale of mortgage loans........................                 (295)         (77)
   Proceeds from sales of mortgage loans.................               43,843       16,645
   Origination of mortgage loans held for sale...........              (34,250)     (19,055)
   Change in operating assets and liabilities:
    Increase in accrued interest receivable..............                 (345)        (420)
    Increase in other assets.............................                  352       (2,174)
    Increase in accrued interest payable.................                 (104)         463
    Increase (decrease) in other liabilities.............                 (458)       1,436
                                                                    -----------   ---------
   Net cash provided by operating activities.............               20,838        6,990
                                                                    ----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Net (increase) decrease in interest-bearing deposits
    in other banks .....................................                  (129)         311
Net increase in short-term investments .................                  (879)        (200)
 Proceeds from sales of securities available-for-sale....                3,772        8,022
 Proceeds from maturities or calls of securities
    held-to-maturity.....................................                1,753        3,472
 Proceeds from maturities or calls of securities
    available-for-sale...................................               23,806       31,241
 Purchases of securities held-to-maturity................                 (750)        (944)
 Purchases of securities available-for-sale..............              (16,364)     (49,245)
 Net loans and direct finance leases made to customers...              (49,843)      (7,999)
 Purchases of equipment acquired for operating leases,net               (7,421)      (6,327)
 Purchases of premises and equipment.....................                 (895)        (540)
 Proceeds from sale of premises and equipment ...........                   59            -
 Net cash paid for business combination.................                (8,345)           -
                                                                   ------------   ---------
     Net cash used by investing activities...............              (55,236)     (22,209)
                                                                    ----------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in deposits ...............................               47,125       35,444
 Net decrease in short-term borrowings...................              (29,048)     (13,505)
 Proceeds from issuance of long-term debt ...............               24,000       25,428
 Repayments of long-term debt............................               (5,476)     (19,081)
 Proceeds from issuance of trust preferred securities ...               20,000            -
 Proceeds from issuance of common stock ................                     -            3
 Cash dividends .........................................               (2,505)      (2,384)
 Purchase of treasury stock .............................                    -         (105)
 Proceeds from issuance of treasury stock ...............                  117            -
                                                                    ----------    ---------
    Net cash provided by financing activities............               54,213       25,800
                                                                    ----------    ---------
 Net change in cash and cash equivalents.................               19,815       10,581
CASH AND CASH EQUIVALENTS:
 Beginning of period.....................................               94,532      103,567
                                                                    ----------    ---------
 End of period...........................................          $   114,347   $  114,148
                                                                    ==========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for:
  Interest...............................................          $    12,177  $    15,168
  Income taxes...........................................                   40           85


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

     Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

     For further information, refer to the audited consolidated financial statements, footnotes thereto, included in the Annual Report on Form 10-K for the year ended December 31, 2001.

     The consolidated financial statements of Sterling Financial Corporation include the accounts of its wholly-owned subsidiaries, Bank of Lancaster County, N.A., First National Bank of North East, Bank of Hanover and Trust Company, HOVB Investment Co., T&C Leasing, Inc., Pennbanks Insurance Company, Sterling Financial Statutory Trust I and Sterling Mortgage Services, Inc. (inactive). The consolidated financial statements also include Town & Country, Inc., Sterling Financial Trust Company and Equipment Finance, Inc., wholly-owned subsidiaries of Bank of Lancaster County. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     Earnings per common share for the three months ended March 31, 2002 and 2001 have been computed based on the following (dollars in thousands):

                                                  2002             2001
                                                  ----             ----
Net income available to stockholders           $    5,522       $    4,744
                                                =========        =========

Average number of shares outstanding           16,053,644       15,682,004
Effect of dilutive stock options                   94,584           10,733
                                               ----------       ----------
Average number of shares outstanding used to
   calculate diluted earnings per share        15,959,060       15,671,271
                                               ==========       ==========


           Earnings per share information has been restated to reflect the effect of a 5-for-4 stock split effected in the form of a 25% stock dividend, declared April 30, 2002 and payable June 3, 2002 to shareholders of record May 15, 2002.

           Reclassifications - Certain items in the 2001 consolidated financial statements have been reclassified to conform with 2002 presentation format.

           New Accounting Standards - In June 2001, Statement No. 141, Business Combinations, was issued. Statement No. 141 requires all business combinations to be accounted for by the purchase method of accounting and eliminates the pooling-of-interest method of accounting for business combinations that was previously allowed by APB Opinion 16. Statement NO. 141 will affect future business combinations. The issuance of the guidance had no effect on the Corporation's results of operations, financial position or liquidity.

           In connection with the issuance of the new guidance for business combinations, the FASB also issued Statement No. 142, Goodwill and Other Intangible Assets, which supersedes APB Opinion 17, and addresses the accounting and reporting for acquired goodwill and other intangible assets. Under Statement No. 142, goodwill (other than goodwill enacted under FASB Statement No. 72, Acquisitions by Bank and Thrift Institutions) and certain other intangible assets, which do not possess finite useful lives, are no longer amortized into net income over an estimated life but rather will be tested at least annually for impairment based on specific guidance provided in the new standard. Intangible assets determined to have finite lives will continue to be amortized over their estimated lives and also continue to be subject to impairment testing. Under current rules, Statement No. 72 goodwill shall continue to be amortized. The provisions of Statement No. 142, including Statement No. 72 considerations, were adopted by Sterling as required on January 1, 2002. Application of this standard did not have a material impact on Sterling's financial condition or results of operations.

  In June of 2001, the Financial Accounting Standards Board issued Statement No. 143, Accounting for Asset Retirement Obligations, which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated assets retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement will become effective for the Corporation on January 1, 2003. The application of the new rules will not have a material impact on Sterling's financial condition or results of operations.

           In August of 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment of or Disposal of Long-Lived Assets. This statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business. This Statement also amends ARB No. 51, Consolidated Financial Statements. On January 1, 2002, Sterling adopted the provisions of Statement No. 144 with no material impact on Sterling's financial condition or results of operations.


Note 2 - Business Combination

           On February 28, 2002, Sterling acquired 100 percent of the outstanding common shares of Equipment Finance, Inc. (EFI), a Lancaster based commercial finance company. The results of EFI's operations have been included in the consolidated financial statements since that date. EFI specializes in financing forestry and land clearing equipment through more than 150 equipment dealer locations ranging from Maine to Florida. As a result of the acquisition, Sterling plans to enhance earnings and provide financial product diversification.

           The transaction was accounted for under the provisions of Statement No. 141, Business Combinations, which requires assets acquired and liabilities assumed to be assessed at their fair value on the date of acquisition. The carrying amounts of the assets acquired and the liabilities assumed on February 28, 2002 approximated their fair value. The excess of the acquisition cost over the fair value of the net assets acquired has been recorded as goodwill. Goodwill recognized in this transactions was approximately $17 million, which was assigned to the commercial finance segment. Consistent with the provisions of Statement No. 142, Goodwill and Other Intangible Assets, goodwill will not be amortized into net income over an estimated life but rather will be tested at least annually for impairment based on the guidance provided in the statement.

           The aggregate purchase price was $30,462,000 including $9,464,000 of cash and common stock valued at $20,998,000. The value of the 954,452 common shares issued was based on the closing price of Sterling Financial common stock at the time of the Agreement and Plan of Reorganization (Merger Agreement) was entered into. In accordance with the terms of the Merger Agreement, there is no contingent consideration associated with this transaction.


Note 3 - Segment Information

           Changes in Sterling's organizational structure and acquisition during 2002 resulted in a modification to its reportable segments. During the first quarter of 2002, Sterling acquired Equipment Finance, Inc. creating a new reportable segment, commercial finance. On January 1, 2002, the wealth management division of Bank of Lancaster County and the investment services division of Bank of Hanover were combined into a single legal entity, Sterling Financial Trust Company. In addition, during the second quarter of 2001, Pennbanks Insurance Company's operations began, resulting in insurance related activity. The trust and the insurance segments of the corporation do not meet the thresholds for reportable segment reporting; therefore, they are included in the all other category. Prior to 2002, the trust and insurance segments were included in community banking and related services.

           Sterling, as a result of the modification in structure, now has three reportable segments: 1) community banking and related services, 2) leasing operations and 3) commercial finance. The community-banking segment provides financial services to consumers, businesses and governmental units in south central Pennsylvania and northeastern Maryland. These services include providing various types of loans to customers, accepting deposits, and other typical banking services. The leasing segment provides vehicle and equipment financing alternatives to businesses primarily located in south central Pennsylvania and northeastern Maryland, although assets are located throughout the United States. The commercial finance segment specializes in financing forestry and land clearing equipment through more than 150 equipment dealer locations ranging from Maine to Florida.

           The March 31, 2001 segment information has been restated to conform with the new segment reporting structure, with the exception of assets, which have not been restated due to immateriality.

     Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three months ended March 31 is as follows (in thousands):


                        Community
                        Banking &
                        Related            Commercial    All     Intersegment  Consolidated
                        Services   Leasing   Finance     Other   Eliminations     Totals
                        --------   -------  --------    ------   ------------     ------
  MARCH 31, 2002
  Interest and
   dividend income    $   27,653  $  1,849  $  1,014    $     9    $ (1,300)  $   29,225
  Interest expense        11,379     1,815       184          -      (1,300)      12,078
  Provision for
   loan losses                56       140        22          -           -          218
  Noninterest income       3,130     6,488         8      1,314           -       10,940
  Noninterest expenses    13,397     5,948       156      1,195           -       20,696
  Income before
   income taxes            5,951       434       660        128           -        7,173
   Income tax expense      1,153       182       274         42           -        1,651
  Net income               4,798       252       386         86           -        5,522
  Assets               1,909,920   153,095   100,009      2,815    (157,472)   2,008,367


MARCH 31, 2001
  Interest and
   dividend income  $     28,903 $   1,801          -          - $  (1,368)   $   29,336
  Interest expense        15,079     1,920          -          -    (1,368)       15,631
  Provision for
   loan losses               195       107          -          -         --          302
  Noninterest income       2,893     6,075          -      1,026         --        9,994
  Noninterest expenses    10,836     5,408          -      1,136         --       17,380
  Income before
   income taxes            5,686       441          -       (110)        --        6,017
  Income tax expense       1,088       184          -          1         --        1,273
  Net income               4,598       257          -       (111)        -         4,744
  Assets               1,713,138   137,530          -          -    (84,752)   1,765,916



           Sterling's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment appeals to different markets and, accordingly, requires different technology and marketing strategies. Sterling's chief operating decision maker utilized interest income, interest expense, noninterest income, noninterest expense and the provision for income taxes in making decisions and determining resources to be allocated to the segments.

           Sterling does not have operating segments other than those reported above. Parent company and treasury function income is included in the community-banking segment, as the majority of effort of these functions is related to this segment.

           Sterling does not have a single external customer from whom it derives 10% or more of its revenue.

Note 4 - Restructuring Costs

     During the third quarter of 2000, Sterling completed its merger with Hanover Bancorp, Inc. and incurred restructuring costs totaling $1,472,000, which primarily consists of severance and related benefit, professional fees, termination fees related to noncancellable service contracts and asset write-offs related to conversion of the banking subsidiaries into a common core processing system.

           The following summarizes the restructuring expenses charged to operations during 2000, and the remaining balance in restructuring accrual at March 31, 2002. The remaining unpaid expenses are expected to be paid throughout 2002.

(In thousands)

                                      Initial        Accrual at
                                      Expense      March 31, 2002
                                      -------      --------------
   Employee termination             $    718       $     198
   Asset disposals/write-downs           334              -
   Noncancellable contracts              312             115
   Professional fees                      88              28
   Other                                  20               -
                                     --------        --------
                                    $  1,472       $     341
                                     ========        ========


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


     -   volatility in interest rates;


     - the success of our merger of Hanover Bancorp, Inc. and acquisition of Equipment Finance, Inc.; and


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

RESULTS OF OPERATIONS

OVERVIEW

     Net income for the quarter ended March 31, 2002 was $5,522,000 versus $4,744,000 in 2001, an increase of $778,000 or 16.4%. Basic and diluted earnings per share was $.344 for the first quarter of 2002, an increase of $.04 or 13.2% from $.304 for the same quarter in 2001. These earnings resulted in a return on average assets of 1.16% and return on average realized equity of 14.35% for the first quarter of 2002, versus 1.12% and 14.02%, respectively, in the corresponding period last year.

NET INTEREST INCOME

     The following table summarizes, on a fully taxable equivalent basis (35% tax rate), net interest income and net interest margin for the three months ended March 31, 2002 and 2001 (dollars in thousands):

                                          2002                      2001
                                -----------------------   -------------------------
                                 Average         Yield/   Average            Yield/
                                 Balance Interest Rate    Balance   Interest  Rate
                                 ------- -------- ----    -------   --------  -----
 Interest earning assets:
  Federal funds sold, interest
   bearing deposits in banks
   and short-term investments $   45,036     183  1.64%     54,000      741   5.48%
  Securities                     530,137   8,457  6.38%    482,804    8,224   6.92%
  Loans                        1,167,837  21,662  7.45%  1,035,617   21,748   8.52%
                               ---------  ------  -----  ---------   ------   -----
                               1,743,010  30,302  6.96%  1,572,421   30,713   7.92%
                               ---------  ------  -----  ---------   ------   -----
 Interest bearing liabilities:
  Deposits                     1,357,438   9,972  2.98%  1,252,301   13,613   4.41%
  Borrowings                     176,605   2,106  4.82%    138,725    2,018   5.91%
                               ---------  ------ ------ ----------   ------ -------
                               1,534,043  12,078  3.19%  1,391,026   15,631   4.56%
                               ---------  ------ ------ ------------ ------  ------

 Interest rate spread                             3.77%                       3.36%

 Net interest income (FTE)/
   average earning assets                 18,224  4.16%              15,082   3.89%
 Taxable-equivalent adjustment            (1,496)                    (1,377)
 Interest recovery on
    paid off non accural loan                419                          -
                                          ------                     ------
 Net interest income                    $ 17,147                    $13,705
                                        =========                   =======


     The primary component of Sterling's revenue is net interest income, which is the difference between interest and fees on interest earning assets and interest accrued on deposits and borrowed funds. Net interest income, on a tax equivalent basis, totaled $18,643,000 for the quarter ended March 31, 2002, an increase of $3,561,000 or 23.6% from 2001. This increase in interest income reflects both a 10.7% increase in the average balance of interest-earning assets as well as a 37 b.p. increase in net interest margin. Sterling's newest affiliate, Equipment Finance, Inc., contributed $848,000 of this increase, representing their net interest income since March 1, 2002. Additionally, in the first quarter of 2002, Sterling recorded $408,000 in interest income recovered on a nonaccrual loan whose principal was paid off. Excluding this $408,000, the net interest margin would have been 4.17%

           The increase in interest-earning assets came primarily in the form of loans. Strong growth in the commercial loan portfolio, combined with acquiring over $80 million finance receivables of Equipment Finance, Inc. contributed to this increase. Funding this growth in assets were increases in both deposits and borrowings, maintaining a relatively consistent mix of funding sources.

           During the fifteen months from January 2001 to March 2002, the Federal Reserve Bank lowered the federal funds rates eleven times totaling 4.75%. This dramatic decrease in short-term interest rates resulted in a significant decrease in the cost of funds for Sterling. The rate paid on interest bearing liabilities declined 137 b.p. from the first quarter of 2001 to the first quarter of 2002,the result of:



           -         Reduction of rates paid on deposit accounts;

           -         Maturing of higher rate deposits and borrowings; and

           - Growth in deposits at relatively low interest rates as compared to 2001.


           At the same time, the rate earned on interest earning assets declined only 86 b.p. reflecting:



           - A general lag in the effect of rapidly declining rates on loan and securities portfolio yields due to the proportion of fixed rates of interest in these portfolios;

           - Growth in the higher yielding loan portfolio as compared to other earning assets categories, allowing for a better mix of earning assets;

           - Immediate decrease in rates of interest earned on federal funds sold, other short-term investments and variable rate loans and securities; and

           -         Addition of Equipment Finance, Inc.

PROVISION FOR LOAN LOSSES

     The provision for loan losses decreased from $302,000 for the three months ended March 31, 2001, to $218,000 in 2002. The provision reflects the amount deemed appropriate by management to produce an adequate reserve to meet the present risk characteristics of the loan portfolio.

NONINTEREST INCOME

     Total noninterest income for the quarter ended March 31, 2002 totaled $10,940,000, an increase of 9.5% from 2001. The increase in noninterest income was primarily the result of management's concerted efforts to continue to grow its noninterest income.

     Income from fiduciary activities increased 8.9% from $1,002,000 for the quarter ended March 31, 2001 to $1,091,000 for the same period in 2002. The increase in revenues is primarily the result of a higher level of discretionary and non-discretionary assets held, which totaled $970,000,000 at March 31, 2002 as compared to $862,000,000 at March 31, 2001.

     Other service charges, commissions and fees increased $174,000, or 18.4%, from $947,000 for the quarter ended March 31, 2001 to $1,121,000 in 2002. Increased customer debit card usage and higher volumes of customers enrolled in cash management programs have led to the revenue increases in this category.

     Mortgage banking income totaled $765,000 for the three months ended March 31, 2002, a 247.7% increase from the same period in 2001. The financial services industry has seen an increased volume of mortgage loan originations/refinancings during 2001 and the beginning of 2002, a direct result of the lower interest rates on mortgage loan products offered.

     Rental income on operating leases has increased 6.7% from $5,942,000 for the quarter ended March 31, 2001 to $6,342,000 in 2002. The increase in rental income is primarily due to an increase in the number of units under operating leases which totaled 5,932 as of March 31, 2002, versus 5,506 at March 31, 2001.

     Other operating income totaled $429,000 for the quarter ended March 31, 2002, an increase of $200,000, or 87.3%, over March 31, 2001's other operating income of $229,000. This increase is primarily attributable to the revenues generated from reinsurance credit life and disability insurance activities that began in the second quarter of 2001, through Sterling's Cayman Island captive reinsurance company.

    The decrease in securities gains is the result of management's ongoing investment portfolio and balance sheet management strategies. During the first quarter of 2001, certain financial institution sector stocks were sold in order to maximize the earnings potential on these securities, with no similar strategy employed during 2002.

NONINTEREST EXPENSES

     Noninterest expenses totaled $20,696,000 for the quarter ended March 31, 2002, an increase of 19.1%, or $3,316,000, from 2001.

     Salaries and employee benefits increased 24.3%, or $1,729,000, from $7,108,000 for the quarter ended March 31, 2001 to $8,837,000 for 2002. The increase in salaries and employee benefits is attributable to the following factors:



     -     Normal merit increases;

     - Additional staff being hired for increased volume levels, including two new branches;

     - The addition of the salaries and benefits associated with the EFI acquisition;

     - Health and welfare benefits costs continue to increase, consistent with national trends;

     - Higher incentive accruals as the Corporation's performance in the first quarter of 2002 exceeded that in 2001;

     - Unusual expenses of $474,000 related to the termination of the qualified non-contributory pension plan and severance arrangements during the first quarter of 2002. It is anticipated that additional severance and supplemental retirement plan charges of approximately $950,000 will be incurred in the second quarter of 2002.

     The 14.8% or $173,000 increase in furniture and equipment expense for the quarter ended March 31, 2002 versus March 31, 2001 was the result of an increase in the number of branches operational during the period and renovations and expansion made at existing office locations.

     Professional services increased $63,000 from $458,000 for the quarter ended March 31, 2001, to $521,000 during 2002. The 13.8% increase is attributable to the acquisition of Equipment Finance Inc. and growth initiatives of the Corporation.

     Depreciation on operating lease assets increased 8.9% to $5,095,000 for the three months ended March 31, 2002 versus 2001. This increase is consistent with the increase noted in rental income on leased property. Depreciation on operating lease assets as a percent of rental income on operating leases was 80% and 79% at March 31, 2002 and 2001, respectively.

     Other noninterest expenses totaled $3,905,000 for the quarter ended March 31, 2002 versus $2,980,000 for the first quarter of 2001. Significant expense components in this category include marketing and advertising, postage, utilities, MAC fees, and Pennsylvania Shares Tax. In addition, new affiliates, Equipment Finance, Inc. and Pennbanks, had other operating expenses of approximately $106,000 for the first quarter of 2002 that did not exist at March 31, 2001. Finally, the Corporation made discretionary contributions of approximately $250,000 to charities within the community.

     Operating expense levels are often measured by the efficiency ratio, which expresses noninterest expense, excluding merger related and restructuring charges, as a percent of tax-equivalent net interest income and other income. In calculating its efficiency ratio, Sterling nets depreciation on operating leases with the related rental income to more consistently present operating results with the banking industry. Despite the increases in operating expenses, Sterling was able to improve its efficiency ratio from 63.0% at March 31, 2001 to 61.6% at March 31, 2002.

INCOME TAXES

     Income tax expense for the quarter ended March 31, 2002 was $1,651,000, resulting in an effective tax rate of 23.0%, versus 21.2% for 2001. The difference between the effective tax rate and the statutory tax rate of 35% is primarily due to tax exempt interest income. The increase in the effective tax rate is due to increased pre tax income with tax-exempt income representing a smaller portion of it.

FINANCIAL CONDITION

     Assets totaled $2,008,367,000 at March 31, 2002 compared to
$1,861,439,000 at December 31, 2001. This represents an increase of $146,928,000, or 7.9% over that period of time.

SECURITIES

     As of March 31, 2002, securities totaled $519,416,000, a decrease of $13,327,000 from December 31, 2001. Sterling utilizes investment securities to generate interest and dividend income, to manage interest rate risk, and to provide liquidity. The decline in the security portfolio, in part, reflects the trends in loans, deposits and borrowed fundings during the first quarter of 2002. Sterling maintains sufficient liquidity to meet anticipated loan growth and deposit withdrawal needs.

LOANS

     Net loans have grown 11.9% from $1,087,102,000 at December 31, 2001 to $1,216,117,000 at March 31, 2002. This growth was primarily experienced in the commercial loan portfolio, including the addition of $80,227,000 in finance receivables associated with the acquisition of Equipment Finance, Inc.

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses increased $1,363,000 from $11,071,000 at December 31, 2001 to $12,434,000 at March 31, 2002. A significant portion of the increase, $837,000, was attributed to the allowance acquired in the Equipment Finance, Inc. acquisition.

           The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans as of March 31, 2002 and December 31, 2001 (in thousands):

                                                        March 31, December 31,
                                                           2002          2001
                                                           ----          ----
      Nonaccrual loans                                   $ 6,958        $ 6,707
      Accruing loans, past due 90 days or more               952          1,562
      Restructured loans                                     529            531
                                                         -------        -------
        Total non-performing loans                         8,439          8,800
      Foreclosed assets                                      576             74
                                                         -------        -------
        Total non-performing assets                      $ 9,015        $ 8,874
                                                         =======        =======

      Non-performing loans to total loans                  0.69%          0.80%
      Allowance for loan losses to non-performing loans     147%           126%


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

     Potential problem loans are defined as performing loans which have characteristics that cause management to have serious doubts as to the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as nonperforming loans in the future. Total potential problem loans approximated $5,830,000 at March 31, 2002. Additionally, outstanding letter of credit commitments totaling approximately $1,610,000 could result in potential problem loans if drawn upon.

     Sterling maintains the allowance for loan losses at a level believed adequate by management to absorb potential losses in the loan portfolio. It is established through a provision for loan losses charged to earnings. Quarterly, Sterling utilizes a defined methodology in determining the adequacy of the allowance for loan losses which considers specific credit reviews, past loan loss historical experience, and qualitative factors. This methodology, which has remained consistent for the past several years, results in allowance consisting of two components, "allocated" and "unallocated". (For a more thorough discussion of the allowance for loan losses methodology, please refer to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).

     Management believes the above methodology accurately reflects losses inherent in the portfolio. Management periodically updates the methodology discussed above, which reduces the difference between actual losses and estimated losses.

     A rollforward of the allowance for loan losses for the three months ended March 31, 2002 and 2001 were as follows (in thousands):

                                                           2002         2001
                                                           ----         ----
            Balance at January 1                          $11,071     $11,716
            Allowance acquired in acquisition                 837           -
            Provision for loan losses charged to income       218         302
            Loans charged-off                                (479)       (965)
            Recoveries of loans previously charged off        787         121
                                                          -------     -------
            Balance at March 31                           $12,434     $11,174
                                                          =======     =======

            Net charge-offs to average loans outstanding     (.03)%       .08%


The allowance represents 1.01% of loans outstanding at March 31, 2002 and December 31, 2001. Net charge-offs to average loans outstanding totaled (.03)% for the first quarter of 2002, versus .08% for the same period in 2001. During 2002, this ratio was favorably impacted as a result of $598,000 recovery in insurance proceeds related to fraudulent loans, charged off in 2001.

ASSETS HELD FOR OPERATING LEASES

     During the first quarter of 2002, Sterling increased the balance of assets held for operating leases from $58,996,000 at year-end 2001 to $61,271,000 at March 31, 2002. Sterling recognizes that leasing operations represent a growth opportunity for the corporation and has committed resources to expand this business. These resources include increased marketing efforts, not only in developing customer relationships, but also in maintaining existing customers.

DEPOSITS

     At March 31, 2002, total deposits were $1,582,774,000, representing a $47,125,000, or 3.1% increase from December 31, 2001. The increase in deposits is attributable to aggressive marketing campaigns and competitive pricing, particularly in time deposits and cash management accounts. Sterling continues to heavily market its time deposits and cash management products in order to decrease its reliance on third-party funding sources, which typically have higher interest rates associated with them.

BORROWINGS

     Short term borrowings totaled $58,227,000 at March 31, 2002, an increase of $37,942,000 from December 31, 2001. The increase in short-term borrowings is the direct result of the acquisition of Equipment Finance, Inc., which utilized third-party short-term borrowings to fund their finance receivable portfolio.

     At March 31, 2002, long-term debt totaled $139,671,000, an increase of $18,524,000 from December 31, 2001. Due to the relatively low interest rate environment, Sterling elected to finance the approximate $9 million in cash needed to purchase Equipment Finance, Inc. Additionally, Sterling borrowed an additional $10 million in long-term advances from the FHLB to partially fund Equipment Finance, Inc.'s finance receivable portfolio, as this funding was less expensive than third-party financial institutions.

     On March 26, 2002, Sterling through its newly created financial subsidiary, Sterling Financial Statutory Trust I, a Connecticut business trust, issued $20 million of trust preferred capital securities to investors. Dividends on the securities are variable at a rate equal to 3-month LIBOR plus 360 basis points, and adjusts quarterly. The initial dividend rate is 5.59%. Sterling Financial Statutory Trust I invested 100% of the proceeds into junior subordinated debentures of Sterling Financial Corporation that have the same terms of the preferred securities. Sterling's obligation under the debentures and related documents taken together, constitute a full and unconditional guarantee by Sterling of the Trust's obligations under the preferred securities. The preferred securities must be redeemed upon maturity of the subordinated debentures in March 2032.

CAPITAL

     Total stockholder's equity increased $23,424,000 from December 31, 2001 to March 31, 2002. This increase was primarily the result of the capitalization of $20,998,000 related to issuance of 954,452 shares of common stock in consideration for the acquisition of Equipment Finance, Inc. Operating activities, consisting of net income for the period of $5,522,000, less dividends declared of $2,695,000, contributed to increase as well.

     During the first quarter of 2001, the Corporation announced the Board of Directors authorized the repurchase of up to 187,500 shares of the outstanding common stock. As of March 31, 2002, 66,346 shares have been repurchased under this repurchase program.

     On April 30, 2002, The Board of Directors declared a five-for-four stock split effected in the form of a 25% stock dividend payable on June 3, 2002 to shareholders of record on May 15, 2002. Payment of the stock dividend will result in the issuance of approximately 3,375,000 additional common shares.

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

     Quantitative measures established by regulation to ensure capital adequacy require Sterling and its banking subsidiaries to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of March 31, 2002 and December 31, 2001, that Sterling and the subsidiary banks met all minimum capital adequacy requirements to which they are subject and are categorized as "well capitalized".

      Sterling's capital ratios as of March 31, 2002 and December 31, 2001 and related regulatory minimum requirements are as follows:

                                                                        Per Regulation
                                                                 -------------------------
                                                                                  (1)
                                          March 31, December 31,    Minimum       Well
                                            2002        2001      Requirement  Capitalized
                                            ----        ----      -----------  -----------
   Total capital to risk weighted assets    12.0%      11.0%        8.0%       10.0%
   Tier 1 capital to risk weighted assets   11.1%      10.1%        4.0%        6.0%
   Tier 1 capital to average assets          8.0%       7.8%        4.0%        5.0%

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    At March 31, 2002, there have been no material changes to information regarding Quantitative and Qualitative Disclosures About Market Risk as presented in the 2001 Annual Report on Form 10-K.

                         PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

     As of March 31, 2002, there were no material pending legal proceedings, other than ordinary routine litigation incidental to business, to which Sterling or its subsidiaries are a party or of which any of their property is the subject.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5 - OTHER INFORMATION

     Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          21.  Subsidiaries of the Registrant

     (b)  Reports on Form 8-K

          During the quarter ended March 31, 2002, the registrant filed the following reports on Form 8-K.

          Date of Report     Item                 Description
          --------------     ----         --------------------------------

          January 22, 2002     5          Press release announcing annual
                                          and fourth quarter earnings.

          February 27, 2002    5          Press releases announcing the
                                          following:
                                          -    Cash dividend declared;
                                          -    New Chief Financial Officer; and
                                          -    Acquisition of Equipment
                                               Finance, Inc.

                                  Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Sterling Financial Corporation

Date: May 15, 2002                  By: /s/ J. Roger Moyer, Jr.
     ---------------                   -----------------------------------
                                       J. Roger Moyer, Jr.
                                       President and Chief Executive Officer


Date: May 15, 2002                  By: /s/ Douglas P. Barton
     ---------------                   ----------------------------------
                                       Douglas P. Barton, CPA
                                       Vice President, Chief Accounting
                                        Officer and Secretary