Form 10-Q/A
period 2002-03-31
STERLING FINANCIAL CORP /PA/
filed 2002-05-24
CIK 811671

                                  FORM 10-Q

                               AMENDMENT NO. 1

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

               STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                            THREE MONTHS ENDED MARCH 31,
                                                            ----------------------------
(Dollars in thousands, except per share data)                      2002        2001
                                                                   ----        ----
INTEREST AND DIVIDEND INCOME
Loans, including fees................................          $  21,795   $  21,475
Debt securities
    Taxable..........................................              4,863       4,846
    Tax-exempt.......................................              2,249       2,051
Dividends............................................                135         223
Federal funds sold...................................                172         726
Deposits in other banks..............................                 11          15
                                                               ---------   ---------
     Total interest and dividend income..............             29,225      29,336
INTEREST EXPENSE                                               ---------   ---------
Deposits.............................................              9,972      13,613
Short-term borrowings................................                258         226
Long-term debt.......................................              1,848       1,792
                                                               ---------   ---------
     Total interest expense..........................             12,078      15,631
                                                               ---------   ---------
Net interest income..................................             17,147      13,705
                                                               ---------   ---------
Provision for loan losses............................                218         302
                                                               ---------   ---------
     Net interest income after
       provision for loan losses.....................             16,929      13,403
NONINTEREST INCOME                                             ---------   ---------
Income from fiduciary activities.....................              1,091       1,002
Service charges on deposit accounts..................              1,176       1,175
Other service charges, commissions and fees..........              1,121         947
Mortgage banking income..............................                765         220
Rental income on operating leases....................              6,342       5,942
Other operating income...............................                429         229
Securities gains.....................................                 16         479
                                                               ---------   ---------
     Total noninterest income........................             10,940       9,994
NONINTEREST EXPENSES                                           ---------   ---------
Salaries and employee benefits.......................              8,837       7,108
Net occupancy........................................              1,000         991
Furniture and equipment..............................              1,338       1,165
Professional services................................                521         458
Depreciation on operating lease assets...............              5,095       4,678
Other................................................              3,905       2,980
                                                               ---------   ---------
      Total noninterest expenses.....................             20,696      17,380
                                                               ---------   ---------
INCOME BEFORE INCOME TAXES...........................              7,173       6,017
Income tax expense...................................              1,651       1,273
                                                               ---------   ---------
NET INCOME...........................................          $   5,522   $   4,744
                                                              ==========    =========
Per share information:
 Basic and diluted earnings per share................          $     .34   $     .30
 Dividends declared..................................                .16         .15

                            OTHER COMPREHENSIVE INCOME
NET INCOME...........................................          $   5,522   $   4,744
                                                               ---------   ---------
Other comprehensive income, net of tax
 Unrealized gains (losses) on securities available
  for sale arising during the period.................               (509)      5,108
 Reclassification adjustment for gains included in
  net income.........................................                (10)       (311)
                                                               ---------    --------
 Other comprehensive income (loss)...................               (519)     (4,797)
                                                               ---------    --------
COMPREHENSIVE INCOME.................................          $   5,003    $  9,541
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

     Earnings per common share for the three months ended March 31, 2002 and 2001 have been computed based on the following (dollars in thousands):


                                                  2002             2001
                                                  ----             ----
Net income available to stockholders           $    5,522       $    4,744
                                                =========        =========

Average number of shares outstanding           16,053,644       15,682,004
Effect of dilutive stock options                   94,584           10,733
                                               ----------       ----------
Average number of shares outstanding used to
   calculate diluted earnings per share        16,148,228       15,692,737
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

RESULTS OF OPERATIONS

OVERVIEW


     Net income for the quarter ended March 31, 2002 was $5,522,000 versus $4,744,000 in 2001, an increase of $778,000 or 16.4%. Basic and diluted earnings per share was $.34 for the first quarter of 2002, an increase of $.04 or 13.2% from $.30 for the same quarter in 2001. These earnings resulted in a return on average assets of 1.16% and return on average realized equity of 14.35% for the first quarter of 2002, versus 1.12% and 14.02%, respectively, in the corresponding period last year.


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