Form 10-Q
period 2002-06-30
STERLING FINANCIAL CORP /PA/
filed 2002-08-14
CIK 811671

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from             to
                               -----------     ------------

Commission file number 0-16276


                         STERLING FINANCIAL CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                 23-2449551
--------------------------------------------       -------------------
State or other jurisdiction of incorporation       (I.R.S. Employer
 or organization)                                  Identification No.)


   101 North Pointe Boulevard
     Lancaster, Pennsylvania                            17601-4133
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)



                                 (717) 581-6030
               ---------------------------------------------------
               (Registrant's telephone number including area code)


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

Common Stock, $5.00 Par Value - 16,875,469 shares outstanding as of July 31,
2002.

================================================================================

                 Sterling Financial Corporation and Subsidiaries

                                      Index

                                                                         Page
                                                                         ----
PART I -  FINANCIAL INFORMATION

Item 1 -  Financial Statements (Unaudited)

          Consolidated Balance Sheets
          as of June 30, 2002 and December 31, 2001.                       3

          Consolidated Statements of Income
          for the Three Months and Six Months ended
          June 30, 2002 and 2001.                                          4

          Consolidated Statements of Comprehensive Income
          for the Three Months and Six Months ended
          June 30, 2002 and 2001.                                          4

          Consolidated Statements of Cash Flows
          for the Six Months ended June 30, 2002 and 2001.                 5

          Notes to Consolidated Financial Statements.                      6


Item 2  - Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             10

Item 3  - Quantitative and Qualitative Disclosure about Market Risk       20


PART II - OTHER INFORMATION

Item 1  - Legal Proceedings                                               22

Item 2  - Changes in Securities and Use of Proceeds                       22

Item 3  - Defaults Upon Senior Securities                                 22

Item 4  - Submission of Matters to a Vote of Security Holders             22

Item 5  - Other Information                                               22

Item 6  - Exhibits and Reports on Form 8-K                                23

Signature Page                                                            24

                         Part I - Financial Information
                 STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                        June 30,         December 31,
(Dollars in thousands)                                                                    2002               2001
                                                                                      ----------         -------------
Assets:
Cash and due from banks                                                               $   62,297          $   68,926
Federal funds sold                                                                        86,257              25,606
                                                                                      ----------          ----------
Cash and cash equivalents                                                                148,554              94,532
Interest-bearing deposits in banks                                                         3,010               2,367
Short-term investments                                                                     2,247               1,277
Mortgage loans held for sale                                                               6,407              21,024
Securities held-to-maturity (fair value 2002 - $41,784; 2001 - $42,763)                   40,349              41,788
Securities available-for-sale                                                            511,830             490,955
Loans, net of allowance for loan losses 2002 - $12,632; 2001 - $11,071                 1,227,485           1,087,102
Assets held for operating leases, net                                                     61,132              58,996
Premises and equipment, net                                                               32,514              32,186
Other real estate owned                                                                      326                  74
Goodwill                                                                                  18,314               1,228
Accrued interest receivable                                                               12,441              12,116
Other assets                                                                              23,438              17,794
                                                                                      ----------          ----------
TOTAL ASSETS                                                                          $2,088,047          $1,861,439
                                                                                      ==========          ==========
Liabilities:
Deposits:
  Non interest-bearing                                                                $  196,250          $  193,318
  Interest-bearing                                                                     1,436,454           1,342,331
                                                                                      ----------          ----------
     Total deposits                                                                    1,632,704           1,535,649
                                                                                      ----------          ----------

Short-term borrowings                                                                     50,587              20,285
Long-term debt                                                                           168,341             121,093
Company obligated mandatorily redeemable preferred
 securities of subsidiary trust                                                           20,000                  --
Accrued interest payable  .                                                                8,469               8,747
Other liabilities                                                                         23,486              23,554
                                                                                      ----------         -----------
TOTAL LIABILITIES                                                                      1,903,587           1,709,328
                                                                                      ----------         -----------
STOCKHOLDERS' EQUITY

Common Stock - ($5.00 par value)                                                          84,375              62,733
  No. shares authorized: 70,000,000
  No. shares issued: 2002 - 16,874,976; 2001 - 12,546,663
  No. shares outstanding: 2002 - 16,868,723; 2001 - 12,511,953
Capital surplus                                                                           33,966              17,849
Retained earnings                                                                         56,210              66,823
Accumulated other comprehensive income                                                    10,014               5,433
Common stock in treasury, at cost (2002 - 6,253; 2001 - 34,710)                             (105)               (727)
                                                                                      ----------          ----------
TOTAL STOCKHOLDERS' EQUITY                                                               184,460             152,111
                                                                                      ----------          ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $2,088,047          $1,861,439
                                                                                      ==========          ==========


The accompanying notes are an integral part of these consolidated financial statements.

                 STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                       Three Months Ended                  Six Months Ended
                                                                             June 30,                          June 30,
                                                                     ----------------------            ------------------------
(Dollars in thousands, except per share data)                          2002          2001                2002             2001
                                                                     -------        -------            -------          -------
INTEREST AND DIVIDEND INCOME
Loans, including fees                                                $23,743        $21,534            $45,538          $43,010
Debt securities
  Taxable                                                              4,869          4,173              9,732            9,019
  Tax-exempt                                                           2,232          2,725              4,481            4,776
Dividends                                                                133            201                268              423
Federal funds sold                                                       183            534                355            1,260
Deposits in other banks                                                   12             26                 23               41
                                                                     -------        -------            -------          -------
    Total interest and dividend income                                31,172         29,193             60,397           58,529
                                                                     -------        -------            -------          -------

INTEREST EXPENSE
Deposits                                                               9,795         12,994             19,767           26,607
Short-term borrowings                                                    400            210                658              435
Long-term debt                                                         2,299          1,745              4,147            3,538
                                                                     -------        -------            -------          -------
     Total interest expense                                           12,494         14,949             24,572           30,580
                                                                     -------        -------            -------          -------
Net interest income                                                   18,678         14,244             35,825           27,949
                                                                     -------        -------            -------          -------
Provision for loan losses                                                582            495                800              797
                                                                     -------        -------            -------          -------
  Net interest income after provision for loan losses                 18,096         13,749             35,025           27,152
                                                                     -------        -------            -------          -------
NONINTEREST INCOME

Income from fiduciary activities                                       1,012          1,075              2,103            2,076
Service charges on deposit accounts                                    1,215          1,240              2,391            2,415
Other service charges, commissions and fees                            1,392            935              2,513            1,882
Mortgage banking income                                                  703            450              1,468              670
Rental income on operating leases                                      6,409          6,034             12,751           11,975
Other                                                                    598            402              1,027              633
Securities gains (losses)                                               (407)         1,441               (391)           1,920
                                                                     -------        -------            -------          -------
     Total noninterest income                                         10,922         11,577             21,862           21,571
                                                                     -------        -------            -------          -------
NONINTEREST EXPENSES
Salaries and employee benefits                                         9,693          7,390             18,530           14,498
Net occupancy                                                          1,006            975              2,006            1,965
Furniture and equipment                                                1,364          1,273              2,702            2,438
Professional services                                                  1,038            649              1,559            1,106
Depreciation on operating lease assets                                 5,185          4,750             10,280            9,428
Other                                                                  4,031          3,496              7,936            6,478
                                                                     -------        -------            -------          -------
     Total noninterest expenses                                       22,317         18,533             43,013           35,913
                                                                     -------        -------            -------          -------
INCOME BEFORE INCOME TAXES                                             6,701          6,793             13,874           12,810
Income tax expense                                                       542          1,555              2,193            2,828
                                                                     -------        -------            -------          -------
NET INCOME                                                           $ 6,159        $ 5,238            $11,681          $ 9,982
                                                                     =======        =======            =======          =======
Per share information:
  Basic and diluted earnings per share                               $   .36        $   .33            $   .71          $   .64
  Dividends declared                                                     .16            .15                .32              .30


                                           OTHER COMPREHENSIVE INCOME (UNAUDITED)

Net income                                                           $ 6,159        $ 5,238            $11,681          $ 9,982
                                                                     -------        -------            -------          -------
Other comprehensive income, net of tax
  Unrealized gains (losses) on securities
   available for sale arising during the period                        5,091            568              4,583            5,676
  Reclassification adjustment for gains (losses)
   included in net income                                                265           (937)               254           (1,248)
  Unrealized loss on interest rate swap, net of
   reclassification adjustment                                          (256)             -               (256)               -
                                                                     -------        -------            -------          -------
Other comprehensive income                                             5,100           (369)             4,581            4,428
                                                                     -------        -------            -------          -------
COMPREHENSIVE INCOME                                                 $11,259        $ 4,869            $16,262          $14,410
                                                                     =======        =======            =======          =======


The accompanying notes are an integral part of these consolidated financial statements.

                         STERLING FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                      Six Months Ended June 30,
                                                                                    ----------------------------
(Dollars in thousands)                                                                2002                2001
                                                                                    --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                                          $ 11,681            $  9,982
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation                                                                        12,230              11,556
  Accretion and amortization of investment securities                                    308                (100)
  Provision for loan losses                                                              800                 797
  (Gains) losses on sale of securities available-for-sale                                391              (1,920)
  (Gains) on sale of mortgage loans                                                     (512)               (189)
  Proceeds from sales of mortgage loans                                               79,949              44,620
  Origination of mortgage loans held for sale                                        (64,821)            (59,939)
  Change in operating assets and liabilities:
    Increase in accrued interest receivable                                             (325)               (167)
    Increase in other assets                                                          (5,497)             (1,427)
    Increase (decrease) in accrued interest payable                                     (283)                339
    Increase (decrease) in other liabilities                                          (3,300)              1,858
                                                                                    --------            --------
  Net cash provided by operating activities                                           30,621               5,410
                                                                                    --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net (increase) decrease in interest-bearing deposits in other banks                   (643)                281
  Net increase in short-term investments                                                (970)               (345)
  Proceeds from sales of securities available-for-sale                                 5,413              21,416
  Proceeds from maturities or calls of securities
    held-to-maturity                                                                   3,030               6,269
  Proceeds from maturities or calls of securities
   available-for-sale                                                                 44,326              65,474
  Purchases of securities held-to-maturity                                            (1,586)             (1,331)
  Purchases of securities available-for-sale                                         (64,271)            (85,760)
  Net loans and direct finance leases made to customers                              (61,793)            (35,183)
  Purchases of equipment acquired for operating leases, net                          (12,485)            (12,929)
  Purchases of premises and equipment                                                 (2,232)             (3,470)
  Proceeds from sale of premises and equipment                                            98                 231
  Net cash paid for business combination                                              (8,383)                  -
                                                                                    --------            --------
     Net cash used by investing activities                                           (99,496)            (45,347)
                                                                                    --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                                            97,055              51,357
  Net decrease in short-term borrowings                                              (36,688)             (1,225)
  Proceeds from issuance of long-term debt                                            50,250              17,600
  Repayments of long-term debt                                                        (3,002)            (20,894)
  Proceeds from issuance of common stock                                                   -                   3
  Proceeds from issuance of trust preferred securities                                20,000                   -
  Cash dividends                                                                      (5,200)             (4,768)
  Purchase of treasury stock                                                               -                (348)
  Proceeds from issuance of treasury stock                                               513                 108
  Cash in lieu of fractional shares                                                      (31)                  -
                                                                                    --------            --------
     Net cash provided by financing activities                                       122,897              41,833
                                                                                    --------            --------
Net change in cash and cash equivalents                                               54,022               1,896
                                                                                    --------            --------
CASH AND CASH EQUIVALENTS:
  Beginning of period                                                                 94,532             103,567
                                                                                    --------            --------
  End of period                                                                     $148,554            $105,463
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

     Operating results for the three months and six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

     For further information, refer to the audited consolidated financial statements, footnotes thereto, included in the Annual Report on Form 10-K, for the year ended December 31, 2001.

     The consolidated financial statements of Sterling Financial Corporation include the accounts of its wholly-owned subsidiaries, Bank of Lancaster County, N.A., First National Bank of North East, Bank of Hanover and Trust Company, HOVB Investment Co., T&C Leasing, Inc., Pennbanks Insurance Company, Sterling Financial Statutory Trust I and Sterling Mortgage Services, Inc. (inactive). The consolidated financial statements also include Town & Country, LLC, Sterling Financial Trust Company and Equipment Finance, Inc., all wholly-owned subsidiaries of Bank of Lancaster County. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     Earnings per common share for the three months and six months ended June 30, 2002 and 2001 have been computed based on the following (dollars in thousands):

                                             Three Months Ended             Six Months Ended
                                                  June 30,                       June 30,
                                         --------------------------     ---------------------------
                                             2002          2001            2002           2001
                                         -----------    -----------     -----------    ------------
Net income available to
 stockholders                            $     6,159    $     5,238     $    11,681     $     9,982
                                         ===========    ===========     ===========     ===========
Average number of shares
 outstanding                              16,860,421     15,675,454      16,456,755      15,678,729

Effect of dilutive stock
 options                                     126,070         74,571         110,327          42,651
                                         -----------    -----------     -----------     -----------
Average number of shares
 outstanding used to
 calculate diluted earnings
 per share                                16,986,491     15,750,025      16,567,082      15,721,380
                                         ===========    ===========     ===========     ===========


     Earnings per share in formation has been restated to reflect the effect of a 5-for-4 stock split effected in the form of a 25% stock dividend, declared April 30, 2002 and payable June 3, 2002 to shareholders of record May 15, 2002.

     Reclassifications - Certain items in the 2001 consolidated financial statements have been reclassified to conform with 2002 presentation format.

Note 2 - Business Combination

     On February 28, 2002, Sterling acquired 100 percent of the outstanding common shares of Equipment Finance, Inc. (EFI), a Lancaster-based commercial finance company. The results of EFI's operations have been included in the consolidated financial statements since that date. EFI specializes in financing forestry and land clearing equipment through more than 150 equipment dealer locations ranging from Maine to Florida. As a result of the acquisition, Sterling plans to enhance earnings and provide financial product diversification.

     The transaction was accounted for under the provisions of Statement No. 141, Business Combinations, which requires assets acquired and liabilities assumed to be recorded at their fair value on the date of the acquisition. The carrying amounts of the assets acquired and the liabilities assumed on February 28, 2002, approximated their fair value. The excess of the acquisition cost over the fair value of the net assets acquired has been recorded as goodwill. Goodwill recognized in this transaction was approximately $17 million, which was assigned to the commercial finance segment. Consistent with the provisions of Statement No. 142, Goodwill and Other Intangible Assets, goodwill will not be amortized into net income over an estimated life but rather will be tested at least annually for impairment based on the guidance provided in the statement.

     The aggregate purchase price was $30,500,000 including $9,502,000 of cash and common stock valued at $20,998,000. The value of the 954,452 common shares issued was based on the closing price of Sterling Financial common stock at the time of the Agreement and Plan of Reorganization (Merger Agreement) was entered into. In accordance with the items of the Merger Agreement, there is no contingent consideration associated with this transaction.

Note 3 - Segment Information

     Changes in Sterling's organizational structure and acquisition during 2002 resulted in a modification to its reportable segments. During the first quarter of 2002, Sterling acquired Equipment Finance, Inc. creating a new reportable segment, commercial finance. On January 1, 2002, the wealth management division of Bank of Lancaster County and the investment services division of Bank of Hanover were combined into a single legal entity, Sterling Financial Trust Company. In addition, during the second quarter of 2001, Pennbanks Insurance Company's operations began, resulting in insurance-related activity. The trust and the insurance segments of the corporation do not meet the thresholds for reportable segment reporting; therefore, they are included in the all other category. Prior to 2002, the trust and insurance segments were included in community banking and related services.

     Sterling, as a result of the modification in structure, now has three reportable segments: 1) community banking and related services, 2) leasing operations and 3) commercial finance. The community-banking segment provides financial services to consumers, businesses and governmental units in south central Pennsylvania and northeastern Maryland. These services include providing various types of loans to customers, accepting deposits, and other typical banking services. The leasing segment provides vehicle and equipment financing alternatives to businesses primarily located in south central Pennsylvania and northeastern Maryland, although assets are located throughout the United States. The commercial finance segment specializes in financing forestry and land-clearing equipment through more than 150 equipment dealer locations ranging from Maine to Florida.

     The June 30, 2001 segment information has been restated to conform with the new segment reporting structure, with the exception of assets, which have not been restated due to immateriality.

     Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of the for the three and six months ended June 30 is as follows (in thousands):

                                      Community
                                      Banking &                                                    Inter-
                                       Related                      Commercial      All            Segment         Consolidated
                                       Services      Leasing         Finance       Other         Eliminations          Totals
                                      ---------      -------        ----------     ------        ------------      ------------
THREE MONTHS ENDED JUNE 30, 2002
Interest and dividend income             27,724        1,816           3,327           8            (1,703)            31,172
Interest expense                         11,676        1,895             626           -            (1,703)            12,494
Provision for loan losses                   185          310              87           -                 -                582
Noninterest income                        2,689        6,682              36       1,515                 -             10,922
Noninterest expenses                     13,842        6,401             617       1,457                 -             22,317
Income before income taxes                4,710         (108)          2,033          66                 -              6,701
Income tax expense (benefit)                788       (1,141)            865          30                 -                542
Net income                                3,922        1,033           1,168          36                 -              6,159

THREE MONTHS ENDED JUNE 30, 2001
Interest and dividend income             28,759        1,817               -          21            (1,404)            29,193
Interest expense                         14,377        1,976               -           -            (1,404)            14,949
Provision for loan losses                   275          220               -           -                 -                495
Noninterest income                        4,218        6,205               -       1,154                 -             11,577
Noninterest expenses                     11,933        5,495               -       1,105                 -             18,533
Income before income taxes                6,392          331               -          70                 -              6,793
Income tax expense (benefit)              1,415          141               -          (1)                -              1,555
Net income                                4,977          190               -          71                 -              5,238

SIX MONTHS ENDED JUNE 30, 2002
Interest and dividend income             55,377        3,665           4,341          17            (3,003)            60,397
Interest expense                         23,055        3,710             810           -            (3,003)            24,572
Provision for loan losses                   241          450             109           -                 -                800
Noninterest income                        5,819       13,170              44       2,829                 -             21,862
Noninterest expenses                     27,239       12,349             773       2,652                 -             43,013
Income before income taxes               10,661          326           2,693         194                 -             13,874
Income tax expense (benefit)              1,941         (959)          1,139          72                 -              2,193
Net income                                8,720        1,285           1,554         122                 -             11,681

Assets                                1,989,713      157,413         107,080       3,075          (169,234)         2,088,047

SIX MONTHS ENDED JUNE 30, 2001

Interest and dividend income             57,662        3,618               -          21            (2,772)            58,529
Interest expense                         29,456        3,896               -           -            (2,772)            30,580
Provision for loan losses                   470          327               -           -                 -                797
Noninterest income                        7,111       12,280               -       2,180                 -             21,571
Noninterest expenses                     22,769       10,903               -       2,241                 -             35,913
Income before income taxes               12,078          772               -         (40)                -             12,810
Income tax expense                        2,503          325               -           -                 -              2,828
Net income                                9,575          447               -         (40)                -              9,982
Assets                                1,730,912      142,827               -           -           (86,777)         1,786,962


     Sterling's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment appeals to different markets and, accordingly, requires different technology and marketing strategies. Sterling's chief operating decision maker utilized interest income, interest expense, noninterest income, non-interest expense and the provision for income taxes in making decisions and determining resources to be allocated to the segments.

     Sterling does not have operating segments other than those reported above. Parent company and treasury function income is included in the community-banking segment, as the majority of effort of these functions is related to this segment.

     Sterling does not have a single external customer from whom it derives 10% or more of its revenue.


Note 4 - Restructuring Costs

     During the third quarter of 2000, Sterling completed its merger with Hanover Bancorp, Inc. and incurred restructuring costs totaling $1,472,000, which primarily consisted of severance and related benefit, professional fees, termination fees related to noncancellable service contracts and asset write-offs related to conversion of the banking subsidiaries into a common core processing system.

     The following summarizes the restructuring expense charge to operations during 2000, and the remaining balance in restructuring accrual at June 30, 2002. The remaining unpaid expenses are expected to be paid through 2002.


                                                     Initial            Accrual at
     (In thousands)                                  Expense          June 30, 2002
                                                     -------          -------------
     Employee termination                            $  718               $103
     Asset disposals/write-downs                        334                  -
     Non-cancelable contracts                           312                115
     Professional fees                                   88                 28
     Other                                               20                  -
                                                     ------               ----
                                                     $1,472               $246
                                                     ------               ----


Note 5 - Financial Derivatives

     As part of the Corporation's asset/liability management, the Corporation uses interest rate swaps and caps to manage interest rate risk associated with variable-rate funding sources. All such derivatives are recognized on the balance sheet at fair value in other assets or liabilities as appropriate. To the extent the derivatives are effective and meet the requirements for hedge accounting, changes in fair value are recognized in other comprehensive income with income statement reclassification occurring as the hedged item affects earnings. Conversely, changes in fair value attributable to ineffectiveness or to derivatives that do not qualify as hedges are recognized as they occur in the income statement's other expense account with the hedged item.

     During the second quarter of 2002, the Corporation entered into an interest rate swap transaction with an aggregate notional amount of $25 million with a term of four years. According to the terms of the transaction, the Corporations pays fixed-rate interest rate payments and receives floating-rate payments. The swap was entered into to hedge the Corporation's exposure to higher interest rates on it variable-rate funding sources. At June 30, 2002, the fair value of the swap was a negative $438,000. The decrease in fair value, net of income taxes, is included in comprehensive income.


Note 6 - Income Taxes

     On June 28, 2002, a non banking affiliate of Sterling organized as a C-corporation was converted to a single member limited liability company. As a result of this conversion, the need for approximately $1.2 million in state deferred tax liabilities, principally related to elapsing activities, was eliminated and resulted in a reduction of income tax expense for the period.

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

     - the success of our merger of Hanover Bancorp, Inc. and acquisition of Equipment Finance, Inc.; and

     -    other risks and uncertainties.

     Sterling undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in other documents Sterling files periodically with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q, Annual Report on Form 10-K, and any Current Reports on Form 8-K.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

OVERVIEW

     Net income for the quarter ended June 30, 2002 was $6,159,000 compared to $5,238,000 in 2001, an increase of $921,000 or 17.6%. Basic and diluted earnings per share were $.36 for the second quarter of 2002, an increase of $.03 or 9.1% from $.33 for the same quarter in 2001. These earnings resulted in a return on average assets of 1.22% compared to 1.19% for the same quarter in 2001. The return on average realized equity was 14.93% for the second quarter of 2002, versus 15.01% for the same period last year.


NET INTEREST INCOME

     The primary component of Sterling's revenue is net interest income, which is the difference between interest income and fees on interest-earning assets and interest expense on deposits and borrowed funds. Net interest income, on a tax equivalent basis, totaled $20,038,000 for the quarter ended June 30, 2002, an increase of $4,297,000 or 27.3% from 2001. This increase in net interest income reflects both a 14.7% increase in the average balance of interest-earning assets as well as a 44 b.p. increase in net interest margin. Sterling's newest subsidiary, Equipment Finance, Inc., added $2,683,000 of this increase.

     The increase in interest-earning assets came primarily in the form of loans. Strong growth in the commercial loan portfolio, in part due to the acquisition of Equipment Finance, Inc., contributed to this increase. Funding this growth in assets were increases in both deposits and borrowings, including a trust-preferred issuance of $20 million. In addition, during the second quarter of 2002, the corporation leveraged the proceeds of the trust preferred by borrowing $26,250,000 from the Federal Home Loan Bank and purchased securities with these funds.

     During the year ended 2001, the Federal Reserve Bank lowered the overnight borrowing rate eleven times totaling 4.75%. This dramatic decrease in short-term interest rates resulted in a significant reduction in the cost of funds for Sterling. The rate paid on interest bearing liabilities declined 129 b.p. from the second quarter of 2001 to the second quarter of 2002 resulting from:

     -    the reduction of rates paid on deposit accounts;

     -    the maturing of higher rate deposits and borrowings;

     -    deposit growth at low rates of interest.

     At the same time, the rate earned on interest earning assets declined only 58 b.p. reflecting:

     - a general lag in the effect of rapidly declining rates on loan and securities portfolio yields due to the proportion of fixed rates of interest in these portfolios;

     - growth in loan portfolio, resulting in a shift in the mix to higher yielding interest earning assets; and

     - immediate decrease in rates of interest earned on federal funds sold, other short-term investments and variable rate loans and securities.


PROVISION FOR LOAN LOSSES

     The provision for loan losses increased $87,000 from $495,000 for the quarter ended June 30, 2001 to $582,000 in 2002. The provision reflects the amount deemed appropriate by management to provide an adequate reserve to meet the present risk characteristics of the loan portfolio. See further discussion in the allowance for loan losses section.


NONINTEREST INCOME

     Total noninterest income totaled $10,922,000 for the three months ended June 30, 2002 compared to $11,577,000 in 2001, a decrease of 5.6%.

     Income from fiduciary activities decreased 5.8% from $1,075,000 for the quarter ended June 30, 2001, to $1,012,000 for the comparable period in 2002. The fair value of assets under management is directly related to the performance of the stock market and interest rate environment. Continued pressure on the stock market has resulted in lower fees for the trust company. As many fiduciary fees are based on the fair value of assets managed, volatility in interest rates and the stock market could impact income from fiduciary activities. Although, Sterling Financial Trust Company has experienced lower revenues as a result of the stock market, it has continued to gain new customers and fees to somewhat neutralize the lost revenues from market declines.

     Other service charges, commissions and fees increased $457,000, or 48.9%, from $935,000 for the quarter ended June 30, 2001 to $1,392,000 for the same period in 2002. Increased customer debit card usage, higher volumes of customers enrolled in cash management programs and strong mutual fund sales have led to the revenue increases in this category. Mutual fund sales during the quarter were positively influenced by Sterling's termination of its defined benefit plan, in which employees rolled these funds into their 401(k)/individual retirement accounts.

     Mortgage banking income totaled $703,000 for the three months ended June 30, 2002, a 56.2% increase from the same period in 2001. The financial services industry has seen an increased volume of mortgage loan originations/refinancings beginning in the second half of 2001, which has carried over into 2002, a direct result of lower interest rates on mortgage loan products offered.

     Rental income on operating leases has increased 6.2% from $6,034,000 for the quarter ended June 30, 2001 to $6,409,000 in 2002. This increase is due primarily to increases in the number of units under operating leases, which totaled 6,054 as of June 30, 2002, versus 5,693 at June 30, 2001.

     Securities losses totaled $407,000 for the three months ended June 30, 2002 versus securities gains of $1,441,000 for the same period last year. During the second quarter of 2002, Sterling's management conducted a review of its security portfolio, and recorded a $541,000 "other than temporary" impairment charge which offset securities gains to that point. Management concluded that the impairment charge was warranted due to corporate bond exposure in the telecommunications industry. The two specific securities that were written down were later sold in July 2002 at a price consistent with the June 30, 2002 net book value. Management continues to monitor its securities portfolio in light of current market conditions to determine if additional "other than temporary" impairment exists. In contrast, during the second quarter of 2001, management elected to sell a portion of its debt security portfolio in order to shorten the portfolios duration, which resulted in securities gains. Additionally, certain financial institution sector stocks were sold in order to maximize earnings potential on thee securities.


NONINTEREST EXPENSES

     Noninterest expenses totaled $22,317,000 for the quarter ended June 30, 2002, compared to $18,533,000 for the same period in 2001. This represents an increase of $3,784,000, or 20.4%.

     Salaries and employee benefits totaled $9,693,000 for the quarter ended June 30, 2002, a $2,303,000 or 31.2% increase from the same period in 2001. This increase is attributable to the following factors:

     - Unusual expenses of $937,000 for severance arrangements entered into during the second quarter of 2002 with no similar charges taken during the same period in 2001;

     -    Normal merit increases;

     - Additional staff being hired for increased volume levels, including two new branches;

     - The addition of the salaries and benefits paid to employees of Sterling's newest affiliate, EFI;

     - Health and welfare benefits costs continue to increase, consistent with national trends; and

     - Higher incentive accruals as the Corporation's performance in the second quarter of 2002 exceeded that in 2001;

     The 7.1% or $91,000 increase in furniture and equipment expense for the quarter ended June 30, 2002 versus the same period last year was the result of an increase in the number of branches during the period and renovations and expansion made at existing office locations.

     Professional services increased to $1,038,000 for the quarter ended June 30, 2002, an increase of $389,000, or 59.9%, from the same period in 2001. The primary reason for the increase can be attributed to $300,000 professional fees related to the conversion of a non-bank affiliate to a limited liability corporation. Additionally, professional fees included consulting costs associated with review of operating procedures and other general corporate matters.

     Depreciation on operating lease assets increased from $4,750,000 for the quarter ended June 30, 2001 to $5,185,000 for the same period in 2002. The increase is consistent with the growth noted in rental income on operating leases.

     Other operating expenses totaled $4,031,000 for the quarter ending June 30, 2002, a 15.3% increase over the same period in 2001, which totaled $3,496,000. The primary reason for the increase was due to increased volumes and assets. The largest contributor to the increase was marketing and advertising costs which were $120,000 higher in the second quarter of 2002 versus 2001, and was the result of the timing of promotions and the continued emphasis on advertising Sterling Financial Trust Company.


INCOME TAXES

     Income tax expense for the quarter ended June 30, 2002 was $542,000 resulting in an effective tax rate of 10.10% as compared to 22.9% in 2001. The significant reduction in the effective tax rate is primarily the result of an approximate $1.2 million state tax benefit that a non-bank affiliate of Sterling realized upon the conversion from a C-Corporation to a limited liability corporation. The remaining difference between the effective tax rate and the statutory federal income tax rate of 35% is primarily the result of tax-exempt income.


SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

OVERVIEW

     Net income for the six months ended June 30, 2002 was $11,681,000 versus $9,982,000 in 2001, an increase of $1,699,000 or 17.0%. Basic and diluted earnings per share were $0.71 in 2002, an increase of $.07 or 10.9% from $0.64 for the same period in 2001. These earnings resulted in a return on average assets of 1.19% and return on average realized equity of 14.40% for the six months ended June 30, 2002, versus 1.16% and 14.51%, respectively, in the corresponding period of 2001.


NET INTEREST INCOME

     The following table summarizes, on a fully taxable equivalent basis, net interest income and net interest margin for the six months ended June 30, 2002 and 2001:

(Dollars in thousands)
                                                               2002                                            2001
                                           ----------------------------------------        -----------------------------------------
                                             Average                         Yield/         Average                           Yield/
                                             Balance          Interest        Rate          Balance           Interest         Rate
                                           ----------         --------       ------        ----------         --------        ------
Interest earnings assets:
  Securities, federal funds sold
   and short-term inv.                     $  582,192         $17,273         5.93%        $  540,494         $18,091         6.75%
  Loans                                     1,207,407          45,675         7.56%         1,049,568          43,571         8.37%
                                           ----------         -------         ----         ----------         -------         -----
                                            1,789,599          62,948         7.03%         1,590,062          61,662         7.82%
                                           ----------         -------         ----         ----------         -------         -----
Interest bearing liabilities:
  Deposits                                  1,382,967          19,767         2.88%         1,266,507          26,607         4.24%
  Borrowings                                  193,642           4,807         4.99%           136,287           3,973         5.88%
                                           ----------         -------         ----         ----------         -------         -----
                                            1,576,609          24,572         3.14%         1,402,794          30,580         4.40%
                                           ----------         -------         ----         ----------         -------         -----

Interest rate spread                                                          3.89%                                           3.42%

Net interest income (FTE)/Net interest
 margin                                                        38,376         4.26%                            31,082         3.94%

Taxable-equivalent adjustment                                  (2,970)                                         (3,133)

Interest recovery on charged-off loans                            419                                               -
                                                              -------                                         -------
Net interest income                                           $35,825                                         $27,949
                                                              =======                                         =======


     Interest income, on a tax equivalent basis, totaled $62,948,000 for six months ended June 30, 2002, an increase of $1,286,000 from 2001. This increase in interest income was a result of a 12.6% increase in average interest earnings assets, offset by a 79 b.p. reduction in yield earned on those assets. The increase in average interest earning assets is due primarily to the acquisition of Equipment Finance, Inc., strong commercial loan growth, and leveraging of the trust preferred proceeds with investment securities. Contributing to the decrease in the yield was significantly lower interest rates in the first half of 2002 as compared to 2001. As discussed previously, the Federal Reserve lowered interest rates 475 b.p. in 2001, including 275 b.p. in the first half of 2001. A decrease in rates immediately impacts the short-term investment portfolio, including federal funds sold, as well as the variable rate loan portfolio.

     Interest expense amounted to $24,572,000 for the first six months of 2002, reflecting a decrease of $6,008,000 from the $30,580,000 accrued in 2001. This decrease resulted from a 126 b.p. decrease in rates paid on interest-bearing liabilities, offset by a 12.3% increase in average interest bearing liabilities. Sterling experienced a greater reduction in rates paid on interest bearing liabilities as compared to interest bearing assets, as a greater portion of the liabilities are variable rate, or reprice more frequently than the asset portfolio.

     As a result of the lower and more stable interest rate environment in 2002 compared to 2001, combined with the acquisition of Equipment Finance, Inc. whose interest-earning assets yield higher returns than the banking and leasing affiliates, Sterling's net interest margin was favorably impacted. Net interest margin for the six months ended June 30, 2002 was 4.26%, as compared to 3.94% in 2001, a 32 b.p. increase.


PROVISION FOR LOAN LOSSES

     The provision for loan losses increased $3,000 from $797,000 for the six months ended June 30, 2001 to $800,000 for the comparable period in 2002. The provision for loan losses is based upon the quarterly review of the loan portfolio and reflects the amount deemed appropriate by management to provide an adequate reserve to meet the present risk characteristics of the loan portfolio.


NONINTEREST INCOME

     Total noninterest income amounted to $21,862,000 for the six months ended June 30, 2002, reflecting an increase of $291,000 from $21,571,000 reported in 2001.

     Other service charges, commission and fees increased from $1,882,000 for the six months ended June 30, 2001 to $2,513,000 for the same period in 2002. Increased customer debit card usage, higher volumes of customers enrolled in cash management programs and strong mutual fund sales have lead to the revenue increases in this category.

     Mortgage banking income totaled $1,468,000 for the six months ended June 30, 2002, a 119.1% increase from the same period in 2001. The financial services industry experienced increased volumes of mortgage loan originations/ refinancing activity during the second half of 2001, which has carried over into 2002. As rates have been relatively low for an extended period of time, Sterling has experienced a slight slow down turn in mortgage refinancing volumes.

     Rental income on operating leases has increased 6.5% from $11,975,000 for the six months ended June 30, 2001 to $12,751,000 in 2002. The increase in rental income is primarily due to an increase in the number of units under operating leases, which totaled 6,054 as of June 30, 2002, versus 5,683 at June 30, 2001.

     Other noninterest income has increased to $1,027,000 for the six months ended June 30, 2002, as compared to $633,000 in 2001. The primary reason for the increase is due to increased insurance related activities, as Sterling continues to devote resources to increasing its credit life and disability premium income, and equity in earnings from its interest in its commercial, personal and title insurance agencies.

     Securities losses totaled $391,000 for the six months ended June 30, 2002, versus gains of $1,920,000 in 2001, a fluctuation of $2,311,000. As mentioned previously, Sterling recorded "other than temporary" impairment expense on debt securities within the telecommunications industry of $541,000 during second quarter of 2002, which offset securities gains to that point. In contrast, during 2001, management elected to sell a portion of its debt security portfolio in order to shorten the portfolio's duration, which resulted in securities gains. Additionally, certain financial institution sector stocks were sold in order to maximize earnings potential on these securities.


NONINTEREST EXPENSES

     Noninterest expenses totaled $43,013,000 for the six months ended June 30,

2002, an increase of $7,100,000, or 19.7%, from 2001.

     Salaries and employee benefits totaled $18,530,000 for the six months ended June 30, 2002, a $4,032,000, or 27.8% increase from the same period in 2001. This increase is attributable to the following factors:

     -    Normal merit increases;

     - Additional staff being hired for increased volume levels, including two new branches;

     - Addition of the salaries and benefits associated with the EFI acquisition;

     - Health and welfare benefits costs continue to increase, consistent with national trends;

     - Higher incentive accruals as the Corporation's performance in the first half of 2002 exceeded that in 2001;

     - Unusual expenses of $1,410,000 related to the termination of the qualified non-contributory pension plan of $270,000 and severance arrangements during the first half of 2002 totally $1,140,000.

     Furniture and equipment expense increased from $2,438,000 for the six months ended June 30, 2001 to $2,702,000 for the same period in 2002. The increase in furniture and equipment expense was due primarily to several new branches that were opened in 2001, being in operation for the entire six months in 2002, but only a portion of the period in 2001. The increase in the number of branches, as well as renovations and expansion made at existing office locations, resulted in an increase in furniture and equipment expense.

     Professional services totaled $1,559,000 for the six months ended June 30, 2002, versus $1,106,000 for six months ended June 30, 2001. This $453,000, or 41.0% increase can be primarily attributed to the professional fees related to the conversion of a non-bank affiliate to a limited liability corporation, as well as other general corporate matters.

     Depreciation on operating lease assets totaled $10,280,000 for the six months ended June 30, 2002 compared to $9,428,000 in 2001. The increase is consistent with the growth noted in rental income on operating leases. Depreciation expense on operating lease assets, as a percent of rental income, has remained at approximately 80%.

     The remaining increase in noninterest expenses is consistent with the overall growth experienced by Sterling Financial Corporation.

     Operating expense levels are often measured by the efficiency ratio, which expresses noninterest expense, excluding unusual chares, as a percent of tax-equivalent net interest income and other income, excluding securities gains (losses) on non-investment company affiliates. In calculating its efficiency ratio, Sterling nets depreciation on operating leases with the related rental income to more consistently present operating results with the banking industry. Despite the increases in operating expenses, Sterling was able to improve its efficiency ratio from 63.5% for the six months ended at June 30, 2001 to 62.0% during 2002.


INCOME TAXES

     Income tax expense for the six months ended June 30, 2002 was $2,193,000, resulting in an effective tax rate of 15.8%, compared to 22.1% in 2001. The significant reduction in the effective tax rate is primarily the result of an approximate $1.2 million state tax benefit that non-bank affiliate of Sterling realized upon the conversion from a C-Corporation to a limited liability corporation.


FINANCIAL CONDITION

     Total assets at June 30, 2002 amounted to $2,088,047,000 compared to $1,861,439,000 at December 31, 2001. This represents an increase of $226,608,000 or 12.2% over that period of time.

SECURITIES

     As of June 30, 2002, securities totaled $552,179,000, which represents an increase over the December 31, 2001 balance of $532,743,000. Sterling utilizes investment securities to generate interest and dividend income, to manage interest rate risk, and to provide liquidity. The growth in the security portfolio during the six months ended June 30, 2002 was partially related to unrealized gains on securities available for sale, supplemented with leveraging of the trust preferred offering with investment securities.


LOANS

     Net loans have grown by 12.9%, from $1,087,102,000 at December 31, 2001 to $1,227,485,000 at June 30, 2002. This growth was primarily experienced in the commercial loan portfolios, including the addition of $80,277,000 in finance receivables associated with the acquisition of Equipment Finance, Inc.


ALLOWANCE FOR LOAN LOSSES

     Sterling's allowance for loan losses was $12,632,000 at June 30, 2002, or 1.02% of loans outstanding compared to 1.01% at December 31, 2001.

     The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans as of June 30, 2002 and December 31, 2001 (in thousands):

                                                          June 30,    December 31,
                                                            2002         2001
                                                          --------    ------------
     Nonaccrual loans                                      $ 8,104        $6,707
     Accruing loans, past due 90 days or more                1,236         1,562
     Restructured loans                                        526           531
                                                           -------        ------
        Total non-performing loans                           9,866         8,800
     Foreclosed assets                                         600            74
                                                           -------        ------
        Total non-performing assets                        $10,466        $8,874
                                                           =======        ======

     Non-performing loans to total loans                      0.80%         0.80%
     Allowance for loan losses to non-performing loans         128%          126%


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

     As of June 30, 2002, nonperforming assets totaled $10,466,000, an increase of $1,592,000 from December 31, 2001. The increase in nonaccrual loans is primarily the result of one substandard commercial loan relationship that migrated to nonaccrual status during the second quarter of 2002. Additionally, increased foreclosure activity on real estate combined with the addition of Equipment Finance Inc.'s foreclosed equipment balance led to the increase in foreclosed assets. Despite the increased nonaccrual loans and foreclosed assets, non-performing loans to total loans and the allowance for loan losses to non-performing loans ratios have remained consistent between the two periods, as the loan portfolio has increased by 12.9%. These asset quality ratios are within acceptable limits and consistent with Sterling's peer group.

     Potential problem loans are defined as performing loans that have characteristics that cause management to have doubts as to the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as nonperforming loans in the future. Total potential problem loans approximated $9.3 million at June 30, 2002, including $6.7 million in outstanding loans and outstanding credit commitments of $2.6 million. The majority of these loans are secured by real estate with acceptable loan-to-value ratios. Sterling's exposure to potential problem loans has increased since December 31, 2001, which totaled $3.2 million, including $1.8 million in loans outstanding and $1.4 million in outstanding credit commitments.

     Sterling maintains the allowance for loan losses at a level believed adequate by management to absorb potential losses in the loan portfolio both at the consolidated level as well as each affiliate on a stand-alone basis. As a result of each banking affiliate being subject to separate safety and soundness examinations, the separate affiliate analysis in connection with the overall consolidated analysis is necessary given these outside influences. The allowance for loan losses is established through a provision for loan losses charged to earnings. Quarterly, Sterling utilizes a defined methodology in determining the adequacy of the allowance for loan losses that considers specific credit reviews, historical loan loss experience, and qualitative factors. This methodology, which has remained consistent for the past several years, results in allowance consisting of two components, "allocated" and "unallocated". (For a more thorough discussion of the allowance for loan losses methodology, please refer to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).

     As of June 30, 2002, the unallocated portion of the allowance for loan losses, totaled approximately $3.0 million, an approximate 10% increase over the December 31, 2001 unallocated balance of approximately $2.7 million. The increase in the unallocated portion of the reserve is the result of an increase in potential problem loans and loans outstanding, as well as the uncertain national economy and the impact it will have on customers with Sterling's market area. The unallocated portion continues to represent approximately 24% of the reserve balance.

     Management believes the above methodology accurately reflects losses inherent in the portfolio. Management periodically updates the methodology discussed above, which reduces the difference between actual losses and estimated losses.

     A rollforward of the allowance for loan losses for the six months ended June 30, 2002 and 2001 were as follows (in thousands):

                                                         2002         2001
                                                        -------     --------
     Balance at January 1                               $11,071     $11,716
     Allowance acquired in acquisition                      837          --
     Provision for loan losses charged to income            800         797
     Loans charged-off                                     (969)     (1,543)
     Recoveries of loans previously charged off             893         235
                                                        -------     -------
     Balance at June 30                                 $12,632     $11,205
                                                        =======     =======

     Net charge-offs to average loans outstanding          0.01%        .13%


     The rollforward of the allowance for loan losses and related net charge-offs to average loans outstanding ratio for the six months ended June 30, 2002 and 2001, reflects approximately $735,000 in charge-offs that occurred in 2001 pertaining to fraudulent loan activities, of which $598,000 was recovered from insurance proceeds during 2002.


ASSETS HELD FOR OPERATING LEASES

     During the first six months of 2002, Sterling increased the balance of assets held for operating leases from $58,996,000 at year-end 2001 to $61,132,000 at June 30, 2002. Sterling recognizes that leasing operations represent a growth opportunity for Sterling and has committed resources to expand this business. These resources include increased marketing efforts, not only in developing customer relationships, but also in maintaining existing customers. This approach has led to an increase in the number of new units leased within our customer base.

DEPOSITS

     Total deposits at June 30, 2002 totaled $1,632,704,000 compared to $1,535,649,000 at December 31, 2001. This represents an increase of $97,055,000 or 6.3%, during this period of time. The increase in deposits is attributable to successful marketing campaigns, particularly in time deposits and cash management accounts, as well as overall consumer sentiment that bank certificate of deposits are a safe investment, in light of the volatility experienced in the stock market in 2002. Sterling continues to heavily market its time deposits and cash management products in order to decrease its reliance in third-party funding sources, which typically have high interest rates associated with them.


BORROWINGS

     Short-term borrowings totaled $50,587,000 at June 30, 2002, an increase of $30,302,000 from December 31, 2001. This increase is attributable to Sterling borrowing approximately $38 million to fund finance receivables, along with a decrease of approximately $6 million of floating short-term debt that was converted to fixed long-term debt. Long-term debt increased by $47,248,000 from December 31, 2001 to June 30, 2002, and totaled $168,341,000. $15 million of the increase was the result of the Corporation's desire to lock in low interest rates and provide liquidity to its affiliates. Additionally, during the second quarter, the Corporation leveraged the proceeds of the trust preferred by borrowing an additional $20 million, which was invested in securities to offset the incremental cost of the trust preferred. Finally, to fund the $9 million cash consideration portion of the acquisition of Equipment Finance, the Corporation arranged a credit facility with a third party bank for the financing.

     As part of the Corporation's asset/liability management, the Corporation uses interest rate swaps and caps to manage interest rate risk associated with variable-rate funding sources. To the extent the derivatives are effective and meet the requirements for hedge accounting, changes in fair value are recognized in other comprehensive income with income statement reclassification occurring as the hedged item affects earnings. Conversely, changes in fair value attributable to ineffectiveness or to derivative that do not qualify as hedges are recognized as they occur in the income statement's other expense account with the hedged item.

     During the second quarter of 2002, the Corporation entered into an interest rate swap transaction with an aggregate notional amount of $25 million with a term of four years. According to the terms of the transaction, the Corporations pays fixed-rate interest rate payments and receives floating-rate payments. The swap was entered into to hedge the Corporation's exposure to higher interest rates on it variable-rate funding sources. At June 30, 2002, the fair value of the swap was ($438,000).

     On March 26, 2002, Sterling through its newly created financial subsidiary, Sterling Financial Statutory Trust I, a Connecticut Business trust issued $20 million of trust preferred capital securities to investors. Dividends on the securities are variable at a rate equal to 3-month LIBOR plus 360 basis points, and adjusts quarterly. The initial dividend rate is 5.59%. Sterling Financial Statutory Trust invested 100% of the proceeds into junior subordinated debentures of Sterling Financial Corporation at the same terms of the preferred securities. Sterling's obligation under the debentures and related documents taken together, constitute a full and unconditional guarantee by Sterling of the Trust's obligations under the preferred securities. The preferred securities must be redeemed upon maturity of the subordinated debentures in March 2032.


CAPITAL

     Total stockholder's equity increased $32,349,000 from December 31, 2001 to June 30, 2002. This increase was primarily the result of the capitalization of $20,998,000 related to the issuance of 954,452 shares of common stock as consideration for the acquisition of Equipment Finance, Inc. The remainder of the increase can be primarily attributed to operating activities, including net income for the period of $11,681,000, less dividends declared of $5,393,000, and other comprehensive income, consisting of unrealized gains on securities available for sale and an unrealized loss on an interest rate swap, net of tax, of $4,837,000.

     During the first quarter of 2001, the Corporation announced the Board of Directors authorized the repurchase of up to 187,500 shares of the outstanding common stock. Through June 30, 2002, 66,346 shares have been repurchased under this repurchase program. As of June 30, 2002, Sterling has treasury stock totaling 6,253 shares. It is anticipated that the remaining treasury shares will be issued in the third quarter to satisfy stock option exercises.

     On April 30, 2002, the Board of Directors declared a five-for-four split effected in the form of 25% stock dividend payable on June 3, 2002 to shareholders of record on May 15, 2002. In connection with this dividend, approximately 3.4 million shares of common stock were issued during the second quarter of 2002.

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

     Quantitative measures established by regulation to ensure capital adequacy require Sterling and its banking subsidiaries to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of June 30, 2002 and December 31, 2001, that Sterling and the subsidiary banks met all minimum capital adequacy requirements to which they are subject and are categorized as "well capitalized".

     Sterling's capital ratios as of June 30, 2002 and December 31, 2001 and related regulatory minimum requirements are as follows:

                                                                  Per Regulation
                                                             --------------------------
                                                                                (1)
                                  June 30,   December 31,      Minimum         Well
                                    2002        2001         Requirement    Capitalized
                                  --------   ------------    -----------    -----------
Total capital to
 risk weighted assets             11.8%         11.0%          8.0%           10.0%
Tier 1 capital to
 risk weighted assets             11.0%         10.1%          4.0%            6.0%
Tier 1 capital to
 average assets                    8.7%          7.8%          4.0%            5.0%


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

     Sterling manages liquidity by monitoring projected cash inflows and outflows on a daily basis, and believes it has sufficient funding sources to maintain sufficient liquidity under varying business conditions.


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

     Equity market risk is not a significant risk to the corporation, as equity investments on a cost basis comprise less than 1% of corporate assets. Sterling does not have any exposure to foreign currency exchange risk or commodity price risk.


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

     Management endeavors to control the exposures to changes in interest rates by understanding, reviewing and making decisions based on its risk position. The corporate and bank subsidiary asset/liability committees are responsible for these decisions. The corporation primarily uses the securities portfolios, FHLB advances, and interest rate swaps/ceilings to manage its interest rate risk position. Additionally, pricing, promotion and product development activities are directed in an effort to emphasize the loan and deposit term or repricing characteristics that best meet current interest rate risk objectives.

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

     The simulation analysis results are presented in the graph in Table 15a. These results as of June 30, 2002 indicate that the corporation would expect net interest income to increase over the next twelve months by 2.3% assuming an immediate upward shift in market interest rates of 2.00% and a decrease by 1.0% if rates shifted downward in the same manner. This profile reflects a relatively neutral short-term rate risk position and is with the guidelines set by policy.

     At December 31, 2001, annual net interest income was expected to decrease by 0.4% in the upward scenario and to increase by 0.4% in the downward scenario. The change in the risk position from year to year reflects the acquisition of Equipment Finance, Inc. and the use of the $25 million interest rate swap discussed above, and the shift to a less liability sensitive position projected over the next twelve months. The change in the earnings at risk position is in part reflective of management's efforts throughout the year to extend liability maturities and capitalize on the relatively low interest rate environment.


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

     The net present value analysis results are presented in the graph in Table 15b. These results as of June 30, 2002 indicate that the net present value would decrease 6.8% assuming an immediate upward shift in market interest rates of 2.00% and to increase 6.5% if rates shifted downward in the same manner. The risk position of Sterling is within the guidelines set by policy.

     At December 31, 2001, the analysis indicated that the net present value would decrease 11.6% assuming an immediate upward shift in market interest rates of 2.00% and to increase 11.0% if rates shifted downward in the same manner. The change in the analysis results from year to year highlight efforts to extend liability maturities, which assisted in reducing the present value of equity at risk.

        TABLE 15A                                                    TABLE 15B
NET INTEREST INCOME PROJECTIONS                                PRESENT VALUE EQUITY
-------------------------------                        ---------------------------------
Changes in                                              Changes in
Basis Points           % Change                        Basis Points             % Change
-------------------------------                        ------------             --------
    -200                 -1.1%                            -200                    6.5%
    -100                 -0.4%                            -100                    4.2%
       0                  0.0%                               0                    0.0%
     100                  1.0%                             100                   -3.2%
     200                  2.3%                             200                   -6.8%


                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     As of June 30, 2002, there were no material pending legal proceedings, other than ordinary routine litigation incidental to business, to which Sterling or its subsidiaries are a party or of which any of their property is the subject.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of Sterling Financial Corporation was held on April 30, 2002.

     The following individuals were elected to Sterling Financial Corporation's Board of Directors for a term of three years:


     Nominee                            Votes For                 Votes Withheld
     -------                            ----------                --------------
     Joan R. Henderson                  10,058,549                    127,279
     Calvin G. High                     10,055,670                    130,158
     Terrence L. Hormel                 10,017,455                    168,373
     David E. Hosler                    10,048,670                    137,158
     E. Glenn Nauman                    10,055,710                    130,118


     There are nine continuing directors whose terms of office will expire at the 2003 or 2004 annual meeting. They are as follows:

         Richard H. Albright, Jr.                    S. Amy Argudo
         Bertram F. Elsner                           Howard E. Groff, Jr.
         J. Roger Moyer, Jr.                         J. Bradley Scovill
         W. Garth Sprecher                           John E. Stefan
         Glenn R. Walz


     The following proposal were approved at Sterling Financial Corporation's Annual Meeting:

                                                                     Votes       Votes       Broker
                                                       Votes For    Against    Abstained    Non-votes
                                                       ---------    -------    ---------    ---------
Proposal to adopt an amendment to the
Articles of Incorporation to increase
the authorized shares of common stock
and to permit the corporation to issue
preferred stock.                                       8,364,271    928,638     113,060      932,681

Proposal to adopt an amendment to
the 1996 Stock Incentive Plan to
increase, by 750,000 shares, the
shares available under the plan.                       8,699,826    556,667     149,477      932,681

Proposal to ratify the selection
of Ernst & Young, LLP as the
corporation's independent certified
public accountants for the year
ending December 31, 2002.                             10,047,105     57,619      81,104      156,911


ITEM 5 - OTHER INFORMATION

     Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          10. Employment Agreement, dated July 23, 2002 between Sterling Financial, Bank of Lancaster county, N.A. and Thomas P. Dautrich.
          21.  Subsidiaries of the Registrant
          99.1 Certification of Principal Executive Officer
          99.2 Certification of Principal Financial Officer

     (b)  Reports on Form 8-K

          During the quarter ended June 30, 2002, the registrant filed the following reports on Form 8-K.

     Date of Report           Item                             Description
     --------------           ----                 -------------------------------------
     April 30, 2002             5                  Numerous matters, including:

                                                  -  Press release announcing 5-for-4
                                                     stock split in the form of a
                                                     stock dividend.

                                                  -  Press release regarding the annual
                                                     meeting that highlighted Stefan's
                                                     leadership and new role.

                                                  -  Filing of amended Articles of
                                                     Incorporation.

                                                  -  Filing of Supplemental Executive
                                                     Agreement, dated April 22, 2002,
                                                     between the registrant and John
                                                     E. Stefan.

                                                  -  Filing of Consulting Agreement
                                                     and General Release, dated April
                                                     22, 2002, between the registrant and
                                                     John E. Stefan.

     May 28, 2002               5                 Press release announcing the
                                                  declaration of a cash dividend.


                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         STERLING FINANCIAL CORPORATION



Date: August 13, 2002                    By: /s/ J. Roger Moyer, Jr.
      ---------------                       ------------------------------------
                                             J. Roger Moyer, Jr.
                                             President, Chief Executive Officer
                                              and Assistant Secretary



Date: August 13, 2002                    By: /s/ J. Bradley Scovill
      ---------------                       ------------------------------------
                                             J. Bradley Scovill
                                             Senior Executive Vice President,
                                              Chief Financial Officer and
                                              Assistant Secretary

                                  EXHIBIT INDEX


                                                                       Page Number in
                                                                       Manually Signed
Exhibit                                                                    Original
-------                                                                ---------------
10          Employment Agreement, dated July 23, 2002, between
            Sterling Financial Corporation, Bank of Lancaster
            County, N.A. and Thomas P. Dautrich                             26


21          Subsidiaries of the registrant                                  42

99.1        Certification of Principal Executive Officer                    43

99.2        Certification of Principal Financial Officer                    44
