Form 10-Q
period 2002-09-30
STERLING FINANCIAL CORP /PA/
filed 2002-11-14
CIK 811671

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from            to

Commission file number 0-16276

STERLING FINANCIAL CORPORATION

(Exact name of registrant as specified in it charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-2449551 (I.R.S. Employer Identification No.)

101 North Pointe Boulevard Lancaster, Pennsylvania (Address of principal executive offices)	17601-4133 (Zip Code)

(717) 581-6030

(Registrant’s telephone number including area code)

Not Applicable

(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical data.

Common Stock, $5.00 Par Value - 16,922,233 shares outstanding as of October 31, 2002.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Part I — Financial Information
STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(Dollars in thousands)	2002	2001

Assets:

Cash and due from banks	$76,021	$68,926

Federal funds sold	49,988	25,606

Cash and cash equivalents	126,009	94,532

Interest-bearing deposits in banks	13,604	2,367

Short-term investments	2,070	1,277

Mortgage loans held for sale	16,021	21,024

Securities held-to-maturity (fair value 2002 - $38,881; 2001 - $42,763)	37,044	41,788

Securities available-for-sale	532,444	490,955

Loans, net of allowance for loan losses (2002 - $12,508; 2001 $11,071)	1,271,228	1,087,102

Assets held for operating leases, net	61,652	58,996

Premises and equipment, net	34,472	32,186

Other real estate owned	331	74

Goodwill	18,382	1,228

Accrued interest receivable	11,917	12,116

Other assets	21,206	17,794

Total Assets	$2,146,380	$1,861,439

Liabilities:

Deposits:

Noninterest-bearing	$203,314	$193,318

Interest-bearing	1,483,737	1,342,331

Total deposits	1,687,051	1,535,649

Short-term borrowings	42,050	20,285

Long-term debt	161,749	121,093

Company obligated mandatorily redeemable preferred securities of subsidiary trust	20,000	—

Accrued interest payable	8,604	8,747

Other liabilities	32,863	23,554

Total Liabilities	1,952,317	1,709,328

Stockholders’ equity

Common Stock — (5.00 par value)	84,599	62,733

No. shares authorized: 70,000,000
No. shares issued: 2002 - 16,919,733; 2001 - 12,546,663
No. shares outstanding: 2002 - 16,919,733; 2001 - 12,511,953
Capital surplus	34,750	17,849

Retained earnings	59,598	66,823

Accumulated other comprehensive income	15,116	5,433

Common stock in treasury, at cost (2002 - 0 - ; 2001 - 34,710)	—	(727)

Total Stockholders’ Equity	194,063	152,111

Total Liabilities and Stockholders’ Equity	$2,146,380	$1,861,439

The accompanying notes are an integral part of these financial statements.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in thousands, except per share data)	2002	2001	2002	2001

Interest and dividend income

Loans, including fees	$24,034	$21,373	$69,572	$64,382

Debt securities

Taxable	4,977	4,710	14,710	14,382

Tax-exempt	2,233	2,213	6,713	6,336

Dividends	116	160	384	584

Federal funds sold	275	547	630	1,807

Deposits in other banks	11	14	34	55

Total interest and dividend income	31,646	29,017	92,043	87,546

Interest expense

Deposits	9,557	12,243	29,324	38,850

Short-term borrowings	408	107	1,066	543

Long-term debt	2,449	1,790	6,596	5,327

Total interest expense	12,414	14,140	36,986	44,720

Net interest income	19,232	14,877	55,057	42,826

Provision for loan losses	218	290	1,018	1,087

Net interest income after provision for loan losses	19,014	14,587	54,039	41,739

Noninterest income

Income from fiduciary activities	969	1,022	3,072	3,099

Service charges on deposit accounts	1,262	1,206	3,653	3,621

Other service charges, commissions and fees	1,307	1,089	3,820	2,971

Mortgage banking income	365	651	1,832	1,321

Rental income on operating leases	6,480	6,153	19,232	18,129

Other	486	367	1,413	977

Securities gains (losses)	(89)	538	(480)	2,479

Total noninterest income	10,780	11,026	32,542	32,597

Noninterest expenses

Salaries and employee benefits	9,439	8,025	27,969	22,523

Net occupancy	1,054	910	3,060	2,876

Furniture and equipment	1,490	1,261	4,192	3,699

Professional services	599	540	2,158	1,647

Depreciation on operating lease assets	5,276	4,862	15,556	14,290

Other	3,348	3,464	11,184	9,940

Total noninterest expenses	21,206	19,062	64,119	54,975

Income before income taxes	8,588	6,551	22,462	19,361

Income tax expense	2,323	1,484	4,516	4,312

Net income	$6,265	$5,067	$17,946	$15,049

Per share information:

Basic earnings per share	$0.37	$0.32	$1.08	$0.96

Diluted earnings per share	0.37	0.32	1.07	0.96

Dividends declared	0.17	0.16	0.49	0.46

Other Comprehensive Income (Unaudited)

Net income	$6,265	$5,067	$17,946	$15,049

Other comprehensive income, net of tax

Unrealized gains (losses) on securities available for sale arising during the period	5,669	3,102	10,252	8,778

Reclassification adjustment for gains included in net income	58	(350)	312	(1,598)

Unrealized loss on interest rate swap, net of reclassification adjustment	(625)	—	(881)	—

Other comprehensive income	5,102	2,752	9,683	7,180

Comprehensive income	$11,367	$7,819	$27,629	$22,229

The accompanying notes are an integral part of these consolidated financial statements.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,

(Dollars in thousands)	2002	2001

Cash Flows from Operating Activities

Net Income	$17,946	$15,049

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	18,549	17,505

Accretion and amortization of investment securities	527	(43)

Provision for loan losses	1,018	1,087

(Gain) losses on sales of securities available-for-sale	480	(2,479)

(Gain) on sale of mortgage loans	(723)	(579)

Proceeds from sales of mortgage loans	107,308	94,276

Origination of mortgage loans held for sale	(101,582)	(101,733)

Change in operating assets and liabilities:

(Increase) decrease in accrued interest receivable	199	16

(Increase) decrease in other assets	(3,338)	1,317

Increase (decrease) in accrued interest payable	(148)	427

Increase (decrease) in other liabilities	2,270	(1,328)

Other	375	—

Net cash provided by operating activities	42,881	23,515

Cash Flows from Investing Activities

Net (increase) decrease in interest-bearing deposits in other banks	(11,237)	285

Net (increase) in short-term investments	(793)	(407)

Proceeds from sales of securities available-for-sale	14,155	23,565

Proceeds from maturities or calls of securities held-to-maturity	6,358	12,000

Proceeds from maturities or calls of securities available-for-sale	63,288	90,500

Purchases of securities held-to-maturity	(1,585)	(3,960)

Purchases of securities available-for-sale	(103,681)	(171,378)

Net loans and direct finance leases made to customers	(105,754)	(34,607)

Purchases of equipment acquired for operating leases, net	(18,212)	(18,371)

Purchases of premises and equipment	(5,284)	(4,461)

Proceeds from sale of premises and equipment	80	397

Net cash paid for business combination	(8,783)	—

Net cash used by investing activities	171,448	(106,437)

Cash Flows from Financing Activities

Net increase in deposits	151,402	71,861

Net decrease in short-term borrowings	(45,225)	(10,823)

Proceeds from issuance of long-term debt	50,250	28,100

Repayments of long-term debt	(9,594)	(37,915)

Proceeds from issuance of trust preferred securities	20,000	—

Proceeds from issuance of common stock	589	3

Cash dividends	(8,008)	(7,148)

Cash paid in lieu of fractional shares	(31)	—

Purchase of treasury stock	—	(925)

Proceeds from issuance of treasury stock	661	287

Net cash provided by financing activities	160,044	43,440

Net change in cash and cash equivalents	31,477	(39,482)

Cash and cash equivalents:

Beginning of period	94,532	103,567

End of period	$126,009	$64,085

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 — Summary of Significant Accounting Policies

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

         Operating results for the three months and nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

         For further information, refer to the audited consolidated financial statements, footnotes thereto, included in the Annual Report on Form 10-K, for the year ended December 31, 2001.

         The consolidated financial statements of Sterling Financial Corporation include the accounts of its wholly-owned subsidiaries, Bank of Lancaster County, N.A., First National Bank of North East, Bank of Hanover and Trust Company, HOVB Investment Co., T&C Leasing, Inc., Pennbanks Insurance Company, Sterling Financial Statutory Trust I, and Sterling Mortgage Services, Inc. (inactive). The consolidated financial statements also include Town & Country, LLC, Sterling Financial Trust Company, and Equipment Finance, Inc., all wholly-owned subsidiaries of Bank of Lancaster County. All significant intercompany transactions are eliminated in consolidation.

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

         Earnings per common share for the three months and nine months ended September 30, 2002 and 2001 have been computed based on the following (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income available to stockholders	$6,265	$5,067	$17,946	$15,049

Average number of shares outstanding	16,885,539	15,654,331	16,599,683	15,667,916

Effect of dilutive stock options	188,833	89,614	136,495	58,306

Average number of shares outstanding used to calculate diluted earnings per share	17,074,372	15,743,945	16,736,178	15,726,222

Earnings per share information has been restated to reflect the effect of a 5-for-4 stock split effected in the form of a 25 % stock dividend, declared April 30, 2002, and payable June 3, 2002, to shareholders of record May 15, 2002.

         Reclassifications - Certain items in the 2001 consolidated financial statements have been reclassified to conform with 2002 presentation format.

         New Accounting Standards - In June 2002, the Financial Accounting Standards Board issued Statement No.146, Accounting for Costs Associated with Exit or Disposal Activities, which nullifies EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including certain costs incurred in a restructuring). This statement delays recognition of these costs until liabilities are incurred and requires fair value measurement. It does not impact the recognition of liabilities incurred in connection with a business combination or the disposal of long-lived assets. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002. The impact of this standard is not expected to have a material impact on Sterling’s financial condition or results of operations.

         In October 2002, the Financial Accounting Standards Board issued Statement No. 147, Acquisitions of Certain Financial Institutions. This statement provides guidance on accounting for the acquisition of a financial institution, including the acquisition of part of a financial institution. The statement defines criteria for determining whether the acquired financial institution meets the conditions for a “business combination”. If the acquisition meets the conditions of a “business combination”, the specialized accounting guidance under Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions will not apply after September 30, 2002 and the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of Statement No. 147. The provisions of Statement No. 147 were adopted by Sterling on October 1, 2002, with no material impact on Sterling’s financial condition or results of operations.

Note 2 — Business Combination

         On February 28, 2002, Sterling acquired 100 percent of the outstanding common shares of Equipment Finance, Inc. (EFI), a Lancaster-based commercial finance company. The results of EFI’s operations have been included in the consolidated financial statements since that date. EFI specializes in financing forestry and land clearing equipment through more than 150 equipment dealer locations ranging from Maine to Florida. As a result of the acquisition, Sterling plans to enhance earnings and provide financial product diversification.

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

         The aggregate purchase price was $30,500,000 including $9,502,000 of cash and common stock valued at $20,998,000. The value of the 954,452 common shares issued was based on the closing price of Sterling Financial common stock at the time the Agreement and Plan of Reorganization (Merger Agreement) was executed. In accordance with the items of the Merger Agreement, there is no contingent consideration associated with this transaction.

Note 3 — Segment Information

         Changes in Sterling’s organization structure and acquisition during 2002 resulted in a modification to its reportable segments. During the first quarter of 2002, Sterling acquired Equipment Finance, Inc. creating a new reportable segment, commercial finance. On January 1, 2002, the wealth management division of Bank of Lancaster County and the investment services division of Bank of Hanover were combined into a single legal entity, Sterling Financial Trust Company. In addition, during the second quarter of 2001, Pennbanks Insurance Company’s operations began, resulting in insurance-related activity. The trust and the insurance segments of the corporation do not meet the thresholds for reportable segment reporting; therefore, they are included in the all other category. Prior to 2002, the trust and insurance segments were included in community banking and related services.

         Sterling, as a result of the modification in structure, now has three reportable segments: 1) community banking and related services, 2) leasing operations and 3) commercial finance. The community-banking segment provides financial services to consumer, businesses, and governmental units in south central Pennsylvania and northeastern Maryland. These services include providing various types of loans to customers, accepting deposits, and other typical banking services. The leasing segment provides vehicle and equipment financing alternatives to businesses primarily located in south central Pennsylvania and northeastern Maryland, although assets are located throughout the United States. The commercial finance segment specializes in financing forestry and land-clearing equipment through more than 150 equipment dealer locations ranging from Maine to Florida.

         The September 30, 2001, segment information has been restated to conform with the new segment reporting structure, with the exception of assets, which have not been restated due to immateriality.

         Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of the three and nine months ended September 30 is as follows (in thousands):

	Community
	Banking &
	Related		Commercial		Inter-Segment	Consolidated
	Services	Leasing	Finance	All Other	Eliminations	Totals

Three months ended September 30, 2002

Interest and dividend income	$28,113	$1,839	$3,603	$8	$(1,917)	$31,646

Interest expense	11,552	1,888	889	2	(1,917)	12,414

Provision for loan losses	116	25	77	—	—	218

Noninterest income	2,724	6,685	38	1,333	—	10,780

Noninterest expenses	13,120	6,113	541	1,432	—	21,206

Income before income taxes	6,049	498	2,134	(93)	—	8,588

Income tax expense (benefit)	1,277	208	885	(47)	—	2,323

Net income	4,772	290	1,249	(46)	—	6,265

Three months ended September 30, 2001

Interest and dividend income	28,507	1,866	—	9	(1,365)	29,017

Interest expense	13,530	1,975	—	—	(1,365)	14,140

Provision for loan losses	125	165	—	—	—	290

Noninterest income	3,649	6,286	—	1,091	—	11,026

Noninterest expenses	12,327	5,615	—	1,120	—	19,062

Income before income taxes	6,174	397	—	(20)	—	6,551

Income tax expense (benefit)	1,318	166	—	—	—	1,484

Net income	4,856	231	—	(20)	—	5,067

	Community
	Banking &
	Related		Commercial		Inter-Segment	Consolidated
	Services	Leasing	Finance	All Other	Eliminations	Totals

Nine months ended September 30, 2002

Interest and dividend income	$83,490	$5,504	$7,944	$25	$(4,920)	$92,043

Interest expense	34,607	5,598	1,699	2	(4,920)	36,986

Provision for loan losses	357	475	186	—	—	1,018

Noninterest income	8,543	19,855	82	4,062	—	32,542

Noninterest expenses	40,359	18,462	1,314	3,984	—	64,119

Income before income taxes	16,710	824	4,827	101	—	22,462

Income tax expense (benefit)	3,218	(751)	2,024	25	—	4,516

Net income	13,492	1,575	2,803	76	—	17,946

Assets	2,060,043	162,998	113,604	3,524	(193,789)	2,146,380

Nine months ended September 30, 2001

Interest and dividend income	86,169	5,484	—	30	(4,137)	87,546

Interest expense	42,986	5,871	—	—	(4,137)	44,720

Provision for loan losses	595	492	—	—	—	1,087

Noninterest income	10,760	18,566	—	3,271	—	32,597

Noninterest expenses	35,097	16,517	—	3,361	—	54,975

Income before income taxes	18,251	1,170	—	(60)	—	19,361

Income tax expense	3,821	491	—	—	—	4,312

Net income	14,430	679	—	(60)	—	15,049

Assets	1,737,246	143,317	—	—	(85,784)	(1,794,779)

         Sterling’s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment appeals to different markets and, accordingly, requires different technology and marketing strategies. Sterling’s chief operating decision maker utilizes interest income, interest expense, noninterest income, non-interest expense, and the provision for income taxes in making decisions and determining resources to be allocated to the segments.

         Sterling does not have operating segments other than those reported above. Parent company and treasury function income is included in the community-banking segment, as the majority of effort of these functions is related to this segment.

         Sterling does not have a single external customer from whom it derives 10% or more of its revenue.

Note 4 — Restructuring Costs

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

         The following summarizes the restructuring expense charge to operations during 2000, and the remaining balance in restructuring accrual at September 30, 2002. The remaining unpaid expenses are expected to be paid through 2002.

	Initial	Accrual at
(In thousands)	Expense	September 30, 2002

Employee termination	$718	$77

Asset disposals/write-downs	334	—

Non-cancelable contracts	312	115

Professional fees	88	28

Other	20	—

	$1,472	$220

Note 5 — Financial Derivatives

         As part of the Corporation’s asset/liability management, the Corporation uses interest rate swaps and caps to manage interest rate risk associated with variable-rate funding sources. All such derivatives are recognized on the balance sheet at fair value in other assets or liabilities as appropriate. To the extent the derivatives are effective and meet the requirements for hedge accounting, changes in fair value are recognized in other comprehensive income with income statement reclassification occurring as the hedged item affects earnings. Conversely, changes in fair value attributable to ineffectiveness or to derivatives that do not qualify as hedges are recognized as they occur in the income statement’s other expense account with the hedged item.

         During the second quarter of 2002, the Corporation entered into an interest rate swap transaction with an aggregate notional amount of $25 million with a term of four years. According to the terms of the transaction, the Corporation pays fixed-rate interest rate payments and receives floating-rate payments. The swap was entered into to hedge the Corporation’s exposure to higher interest rates on its variable-rate funding sources. At September 30, 2002, the fair value of the swap was a negative $1,532,000. The decrease in fair value, net of income taxes, is included in comprehensive income.

Note 6 — Income Taxes

         On June 28, 2002, a nonbanking affiliate of Sterling organized as a C-corporation was converted to a single member limited liability company. As a result of this conversion, the need for approximately $1.2 million in state deferred tax liabilities, principally related to leasing activities, was eliminated and resulted in a reduction of income tax expense for the period.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

         In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. The forward-looking statements are subject to risk and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of Sterling Financial Corporation, and its subsidiaries, or the combined company. When we use words such as “believes”, “expects”, “anticipates”, or similar expressions, we are making forward-looking statements.

         Shareholders should note that many factors, some of which are discussed elsewhere in this report, could affect the future financial results of Sterling Financial Corporation and its subsidiaries, both individually and collectively, and could cause those results to differ materially from those expressed in this report. These factors include the following:

•	operating, legal, and regulatory risks;

•	economic, political, and competitive forces impacting our various lines of business;

•	the risk that our analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful;

•	the possibility that increased demand or prices for Sterling’s financial services and products may not occur;

•	volatility in interest rates;

•	the success of our merger of Hanover Bancorp, Inc. and acquisition of Equipment Finance, Inc.; and

•	other risks and uncertainties.

         Sterling undertakes no obligations to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in other documents Sterling files periodically with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q, Annual Report on Form 10-K, and any Current Reports on Form 8-K.

RESULTS OF OPERATIONS

Three months ended September 30, 2002, compared to three months ended September 30, 2001

Overview

         Net income for the quarter ended September 30, 2002, was $6,265,000 compared to $5,067,000 in 2001, an increase of $1,198,000 or 23.6%. Basic and diluted earnings per share were $.37 for the third quarter of 2002, an increase of $.05 or 15.6% from $.32 for the same quarter in 2001. These earnings resulted in a return on average assets of 1.19% compared to 1.11% for the same quarter in 2001. The return on average realized equity was 14.12% for the third quarter of 2002, versus 14.10% for the same period last year.

Net Interest Income

         The following table summarizes, on a fully taxable equivalent basis, net interest income, and net interest margin for the three months ended September 30, 2002, and 2001:

	2002			2001

	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest earnings assets:

Federal funds sold, interest-bearing deposits in banks, and short-term investments	$70,083	$287	1.60%	$65,079	$562	3.38%

Securities	565,808	8,528	6.03%	501,851	8,247	6.57%

Loans	1,267,368	24,296	7.59%	1,074,628	21,625	7.94%

	1,903,259	33,111	6.89%	1,641,558	30,434	7.34%

Interest bearing liabilities:

Deposits	1,450,862	9,557	2.61%	1,309,015	12,243	3.71%

Borrowings	229,599	2,857	4.95%	129,943	1,897	5.80%

	1,680,461	12,414	2.93%	1,438,958	14,140	3.90%

Interest rate spread			3.96%			3.44%

Net interest income (FTE)/ Net interest margin		20,697	4.31%		16,294	3.93%

Taxable-equivalent adjustment		(1,465)			(1,417)

Net interest income		$19,232			$14,877

         The primary component of Sterling’s revenue is net interest income, which is the difference between interest income and fees on interest-earning assets and interest expense on deposits and borrowed funds. Net interest income, on a tax equivalent basis, totaled $20,697,000 for the quarter ended September 30, 2002, an increase of $4,403,000, or 27.0%, from 2001. This increase in net interest income reflects both a 15.9% increase in the average balance of interest-earning assets as well as a 38 b.p. increase in net interest margin. Sterling’s newest subsidiary, Equipment Finance, Inc., added $2,713,000 of this increase.

         The increase in interest-earning assets came primarily in the form of loans. Strong growth in the commercial loan portfolio, in part due to the acquisition of Equipment Finance, Inc., contributed to this increase. Funding this growth in assets were increases in both deposits and borrowings, maintaining a relatively consistent mix of funding sources. In March 2002 Sterling participated in a trust preferred issuance raising $20 million. In addition, during 2002, the corporation leveraged the proceeds of the trust preferred by borrowing $26,250,000 from the Federal Home Loan Bank and initiated the purchase of securities with these funds.

         During 2001, the Federal Reserve Bank lowered the federal funds rate eleven times totaling 4.75%. This dramatic decrease in short-term interest rates has resulted in a significant decrease in the cost of funds for Sterling. The rate paid on interest bearing liabilities declined 97 b.p. from the third quarter of 2001 to the third quarter of 2002 resulting from:

•	the reduction of rates paid on deposit accounts

•	the maturing of higher rate deposits and borrowings;

•	deposit growth at low rates of interest.

At the same time, the rate earned on interest earning assets declined only 45 b.p. reflecting:

•	a general lag in the effect of rapidly declining rates on loan and securities portfolio yields due to the proportion of fixed rates of interest in these portfolios;

•	growth in loan portfolio, including the acquisition of Equipment Finance, Inc., shifted the mix of earning assets; and

•	immediate decrease in rates of interest earned on federal funds sold, other short-term investments, and variable rate loans and securities.

         Sterling’s net interest income table presented above is prepared in the traditional manner which includes only interest earning assets and interest bearing liabilities. Sterling’s operating lease portfolio is funded through third party borrowings and deposits. Accordingly, the net interest margin is negatively impacted by the interest expense funding cost of the operating lease portfolio, with no related interest income. The operating lease revenues are included in the financial statements as noninterest income.

Provision for Loan Losses

         The provision for loan losses decreased $72,000 from $290,000 for the quarter ended September 30, 2001, to $218,000 in 2002. The provision reflects the amount deemed appropriate by management to provide an adequate allowance to meet the present risk characteristics of the loan portfolio. See further discussion in the allowance for loan losses section.

Noninterest Income

         Total noninterest income totaled $ 10,780,000 for the three months ended September 30, 2002 compared to $11,026,000 in 2001, a decrease of 2.2%.

         Income from fiduciary activities decreased 5.2 % from $1,022,000 for the quarter ended September 30, 2001 to $969,000 for the comparable period in 2002. Fees, which are based on the fair value of assets under management are directly impacted by the performance of the stock market and interest rate environment. Continued pressure on the stock market has resulted in lower fees for the trust company. Continued volatility in interest rates and the stock market could impact income from fiduciary activities. Although, Sterling Financial Trust Company has experienced lower revenues as a result of the stock market, it has continued to gain new customers and fees to somewhat neutralize the lost revenues from market declines.

         Service charges on deposit accounts increased $56,000, or 4.6% from $1,206,000 for the quarter ended September 30, 2001 to $1,262,000 for the same period in 2002. This increase is primarily related to customer deposit balances and the increased number of fee-based transactions that has resulted from higher levels of deposits.

         Other service charges, commissions and fees increased $218,000, or 20.0%, from $1,089,000 for the quarter ended September 30, 2001 to $1,307,000 for the comparable period in 2002. The primary component for this increase is strong mutual fund and annuity fee based commissions. Although the market has been weak, Sterling continues to experience strong sales volumes, as customers move funds to more liquid and diversified mutual fund investments.

         Mortgage banking income totaled $365,000 for the three months ended September 30, 2002, a 43.9% decrease from the same period in 2001. Although mortgage rates have been favorable from an origination and refinancing standpoint, Sterling’s income is down due to the increased prepayment speeds on existing mortgage servicing right assets, resulting in faster amortization of the assets. Further, Sterling recognized approximately $66,000 in impairment charges on remaining mortgage servicing rights during the period.

         Rental income on operating leases has increased 5.3% from $6,153,000 for the quarter ended September 30, 2001, to $6,480,000 in 2002. This increase is due primarily to increases in the number of units under operating leases, which totaled 6,111 as of September 30, 2002, versus 5,763 at September 30, 2001.

         Securities losses totaled $89,000 for the three months ended September 30, 2002 versus securities gains of $538,000 for the same period last year. The large fluctuation of $627,000, or 116.5%, was the result of the corporation recognizing significant securities gains in the third quarter of 2001. These gains were the result of management’s intention to realize gains on stock and financial service securities sales. During the third quarter of 2002, the Corporation took an approximate $1,022,000 other than temporary impairment charge on the financial institution equity portfolio, which has experienced significant market declines during the past two quarters. Offsetting the impairment charges were $933,000 in securities gains realized on the sale of debt and equity securities as part of ongoing asset liability management.

Noninterest Expenses

         Noninterest expenses totaled $21,206,000 for the quarter ended September 30, 2002 compared to $19,062,000 for the same period in 2001, an increase of 11.2%.

         The largest reason for the increase is due to salaries and employee benefits which totaled $9,439,000 for the quarter ended September 30, 2002, a $1,414,000 or 17.6 % increase from the same period in 2001. This increase is attributable to the following factors:

•	The Corporation recorded $375,000 in compensation expense, related to the modification of terms on options granted to severed employees. No similar charges were taken in the third quarter of 2001;

•	Incremental salaries and benefits paid to employees of the Corporation’s newest affiliate, EFI;

•	Normal merit increases to existing employees, coupled with replacing positions at higher wages than previously earned;

•	Increased number of employees, the result of additional branches added during the year, and to support increased transaction volumes associated with a growing organization;

•	Increased health and welfare benefits costs, consistent with national trends; and

•	Higher incentive accruals that has resulted from the Corporation’s performance levels during the third quarter of 2002 exceeding that achieved in 2001.

         Net occupancy expense increased to $1,054,000 for the quarter ended September 30, 2002, an increase of $144,000, or 15.8%, from the same period in 2001. The primary reason for the increase can be attributed to a larger branch network, combined with improvements made to existing branches.

         The 18.2% or $229,000 increase in furniture and equipment expense for the quarter ended September 30, 2002 versus the same period last year is partly due to an increase in the branch network, combined with higher depreciation charges and service contracts expenses associated with a new core processing system, and subsequent enhancements made to it.

         Professional services increased to $599,000 for the quarter ended September 30, 2002, an increase of $59,000 or 10.9%, from the same period in 2001. Management has been more active in long-term strategic planning efforts which contributed to the increase, combined with increased professional services for corporate governance issues that have resulted from the recently enacted Sarbanes-Oxley Act.

         Depreciation on leased property increased from $4,862,000 for the quarter ended September 30, 2001, to $5,276,000 for the same period in 2002. The increase is consistent with the growth noted in rental income on operating leases. Depreciation expense on leased property has increased to 81% of rental income on operating leases compared to 79% for the same period in 2001. The higher depreciation as a percent of rental income is the result of the lower interest rate environment experienced in 2002 versus 2001. There is a correlation between lower rents charged in a declining interest rate environment, whereas depreciation is more closely correlated to the units cost, which remains fairly consistent.

         Operating expense levels excluding unusual charges, are often measured by the efficiency ratio, which expresses noninterest expense, as a percentage of tax-equivalent net interest income and other income, excluding securities gains (losses) of non-investment company affiliates. In calculating its efficiency ratio, Sterling nets depreciation on operating leases with the related rental income. Sterling has experienced modest improvement in its efficiency ratio which totaled 61.6% for the quarter ended September 30, 2002, versus 62.4% in 2001. Excluding the $1,022,000 in impairment charges taken on the equity security portfolio at the investment company affiliate during the period, the efficiency ratio was 59.2%.

Income Taxes

         Income tax expense for the quarter ended September 30, 2002 was $2,323,000 resulting in an effective tax rate of 27.0%, versus 22.6% in 2001. The primary difference between the effective tax rate and the 35% federal statutory tax rate is due to tax-exempt interest income, offset somewhat by state income taxes. The increase in the effective tax rate can be attributed to higher levels of pre-tax income at the incremental federal income tax rate of 35% and higher levels of pre-tax income subject to state income taxes.

Nine months ended September 30, 2002, compared to nine months ended September 30, 2001.

Overview

         Net income for the nine months ended September 30, 2002, was $17,946,000 versus $15,049,000 in 2001, an increase of $2,897,000 or 19.3%. Basic earnings per share increased by 12.5% to $1.08 per share, compared to $.96 for the same period in 2001. Diluted earnings per share were $1.07 for 2002 and $.96 for 2001. These earnings resulted in a return on average assets of 1.19% and return on average realized equity of

14.32% for the nine months ended September 30, 2002, versus 1.14 % and 14.36%, respectively, in the corresponding period of 2001.

Net Interest Income

         The following table summarizes, on a fully taxable equivalent basis, net interest income and net interest margin for the nine months ended September 30, 2002 and 2001:

	2002			2001

	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest earnings assets:

Federal funds sold, interest- bearing deposits in banks, and short-term investments	$55,663	$665	1.58%	$56,685	$1,862	$4.33%

Securities	544,626	25,420	6.22%	493,072	24,714	6.68%

Loans	1,227,447	69,969	7.58%	1,057,648	65,159	8.18%

	1,827,736	96,054	7.00%	1,607,405	91,735	7.58%

Interest bearing liabilities:

Deposits	1,405,847	29,324	2.88%	1,280,180	38,850	4.06%

Borrowings	205,759	7,662	4.98%	133,754	5,870	5.86%

	1,611,606	36,986	3.07%	1,413,934	44,720	4.23%

Interest rate spread			3.93%			3.35%

Net interest income (FTE)/ Net interest margin		59,068	4.28%		47,015	3.86%

Taxable-equivalent adjustment		(4,430)			(4,189)

Interest recovery on charged-off loans		419			—

Net interest income		$55,057			$42,826

         Net interest income, on a tax equivalent basis, totaled $59,068,000 for the nine months ended September 30, 2002 (excluding the interest recovery on charged-off loan), an increase of $12,053,000 or 25.6% from the same period in 2001. This increase in net interest income reflects both a 13.7% increase in the average balance of interest-earning assets as well as a 42 b.p. increase in net interest margin. Sterling’s newest subsidiary, Equipment Finance, Inc., added $6,245,000 of this increase.

Provision for Loan Losses

         The provision for loan losses decreased $69,000 from $1,087,000 for the nine months ended September 30, 2001, to $1,018,000 for the comparable period in 2002. The provision for loan losses is based upon the quarterly review of the loan portfolio and reflects the amount deemed appropriate by management to provide an adequate reserve to meet the present risk characteristics of the loan portfolio.

Noninterest Income

         Total noninterest income amounted to $32,542,000 for the nine months ended September 30, 2002, reflecting a decrease of $55,000 from $32,597,000 reported in 2001.

         Other service charges, commissions and fees increased from $2,971,000 for the nine months ended September 30, 2001 to $3,820,000 for the same period in 2002. Increased customer debit card usage, higher volumes of customers enrolled in cash management programs and strong mutual fund sales have lead to the revenue increases in this category.

         Mortgage banking income totaled $1,832,000 for the nine months ended September 30, 2002, a 38.7 % increase from the same period in 2001. The financial services industry experienced increased volumes of mortgage loan originations/refinancing activity during the latter part of 2001, which has carried over into 2002. As a result of the rate environment, mortgage banking income remains strong throughout 2002 despite faster amortization of mortgage servicing rights and related impairment charges resulting from faster prepayment speeds.

         Rental income on operating leases has increased 6.1 % from $18,129,000 for the nine months ended September 30, 2001, to $19,232,000 in 2002. The increase in rental income is primarily due to an increase in the number of units under operating leases, which totaled 6,111 as of September 30, 2002, versus 5,763 at September 30, 2001.

         Other income has increased $436,000 to $1,413,000 for the nine months ended September 30, 2002, compared to $977,000 for the same period in 2001. The increase in other income is primarily the result of increased insurance related revenues, as the corporation becomes more active in this service, as well as increased handling charges on the lease portfolios.

         During 2002, the Corporation recorded other than temporary impairment charges on its financial institution equity portfolio totaling $1,022,000 as well as bonds in the telecommunications industry totaling $541,000. Offsetting these impairment charges were $1,083,000 in net securities gains realized on the sale of available-for-sale debt and equity securities as part of ongoing asset liability management. In contrast, during 2001, management elected to sell a portion of its available-for-sale debt security portfolio in order to shorten the portfolios duration, which resulted in securities gains. Additionally, in 2001, certain financial institution sector stocks were sold in order to maximize earnings potential on these securities.

Noninterest Expenses

         Noninterest expenses totaled $64,119,000 for the nine months ended September 30, 2002, an increase of $9,144,000 or 16.6 % from 2001.

         The largest reason for the increase is due to salaries and employee benefits, which totaled $27,969,000 for the nine months ended September 30, 2002, a $5,446,000 or 24.2% increase from the same period in 2001. This increase is attributable to the following factors:

•	Unusual expenses of $1,785,000 related to the termination of the qualified non-contributory pension plan of $270,000, severance arrangements totaling approximately $1,140,000, and $375,000 in compensation expense related to the modification of terms on stock options granted to severed employees. No similar charges were taken in 2001;

•	Normal merit increases to existing employees, coupled with replacing positions at higher wages than previously earned;

•	Increased number of employees, the result of additional branches added during the year and to support increased transaction volumes associated with a growing organization;

•	Incremental salaries and benefits associated with the Equipment Finance, Inc. acquisition;

•	Increased health and welfare benefits costs, consistent with national trends;

•	Higher incentive accruals resulting from the Corporation’s performance levels during 2002 exceeding that achieved in 2001.

         Net occupancy expense increased to $3,060,000 for the nine months ended September 30, 2002, an increase of $184,000, or 6.4%, from the same period in 2001. The primary reason for the increase can be attributed to a larger branch network, and improvements made to existing branches.

         Furniture and equipment expense increased from $3,699,000 for the nine months ended September 30, 2001, to $4,192,000 for the same period in 2002. The increase in furniture and equipment expense is partially due to an increase in the branch network as well as renovations and expansions made at existing office locations, combined with higher depreciation charges and service contracts expenses associated with a new system.

         Professional services totaled $2,158,000 for the nine months ended September 30, 2002, versus $1,647,000 for the nine months ended September 30, 2001, an increase of $511,000, or 31.0%. Approximately $300,000 of the increase can be attributed to professional fees related to the conversion of a non-bank affiliate to a limited liability corporation. The remainder of the increase can be attributed to long-term strategic planning efforts, combined with increased professional services for corporate governance issues that have resulted from the Sarbanes-Oxley Act.

         Depreciation on leased property totaled $15,556,000 for the nine months ended September 30, 2002, compared to $14,290,000 in 2001. The increase is consistent with the growth noted in rental income on operating leases. Depreciation expense on leased property increased to 81% of rental income on operating leases compared to 79% for the same period in 2001.

         The remaining increase in noninterest expenses is consistent with the overall growth of Sterling Financial Corporation, including increased expenses for marketing and advertising, lending related activities, investor/shareholder relations, taxes other than income, and insurance related activities.

         Operating expense levels excluding unusual charges, are often measured by the efficiency ratio, which expresses noninterest expense, as a percentage of tax-equivalent net interest income and other income, excluding securities gains (losses) of non-investment company affiliates. In calculating its efficiency ratio, Sterling nets depreciation on operating leases with the related rental income. Sterling has experienced improvement its efficiency ratio which totaled 61.8% for the nine months ended September 30, 2002, versus 63.1% in 2001.

Income Taxes

         Income tax expense for the nine months ended September 30, 2002 was $4,516,000 resulting in an effective tax rate of 20.1%, compared to 22.3 % in 2001. Contributing to the reduction in the effective tax rate is an approximate $1.2 million state tax benefit that a non-bank affiliate of Sterling realized upon the conversion from a C-Corporation to a limited liability corporation. Offsetting this benefit is higher levels of pre-tax income at the incremental 35% tax rate, and a higher proportion of pre-tax income being subject to state income taxes.

FINANCIAL CONDITION

         Total assets at September 30, 2002, amounted to $2,146,380,000 compared to $1,861,439,000 at December 31, 2001. This represents an increase of $284,941,000 or 15.3% over that period of time.

Securities

         As of September 30, 2002, securities totaled $569,488,000, which represents a 6.9 % increase over the December 31, 2001, balance of $532,743,000. Sterling utilizes investment securities to generate interest and dividend income, to manage interest rate risk, and to provide liquidity for other banking needs. The growth in the security portfolio during the nine months ended September 30, 2002, was partially related to unrealized gains on securities available for sale, supplemented with leveraging the trust preferred offering with investment securities.

Loans

         Net loans have grown by 16.9 % from $1,087,102,000 at December 31, 2001, to $1,271,228,000 at September 30, 2002. This growth was primarily experienced in the commercial loan portfolios, including the addition of $80,277,000 in finance receivables associated with the acquisition of Equipment Finance, Inc. Loan growth in the markets served by Sterling remained solid, despite continued uncertainty in the national economy.

Allowance for Loan Losses

         Sterling’s allowance for loan losses was $12,508,000 at September 30, 2002, or .97 % of loans outstanding compared to 1.01 % at December 31, 2001.

         The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans as of September 30, 2002, and December 31, 2001, (in thousands):

	September 30,	December 31,
	2002	2001

Nonaccrual loans	$9,612	$6,707

Accruing loans, past due 90 days or more	358	1,562

Restructured loans	524	531

Total non-performing loans	10,494	8,800

Foreclosed assets	584	74

Total non-performing assets	$11,078	$8,874

Non-performing loans to total loans	0.82%	0.80%

Non-performing assets to total assets	0.52%	0.48%

Allowance for loan losses to non-performing loans	119%	126%

         The restructured loans included in nonperforming loans represent a series of loans to one borrower in the real estate business. Sterling has no commitment to lend this customer additional funds related to the restructured notes. These restructured loans are fully secured with the real estate collateral, are current, and have performed in accordance with the contractual terms, both prior to and after the restructuring. Accrual of interest on the restructured loans continues.

         As of September 30, 2002, nonperforming assets totaled $11,078,000 an increase of $2,204,000 from December 31, 2001. This increase in nonaccrual loans is primarily the result of two large credits that moved into nonaccrual status during 2002. These loans, which continue to pay in accordance with their contractual terms, are secured by assets, including real estate, which mitigates the risk of loss associated with these credits. As a result of the increase in nonaccrual loans, Sterling experienced an increase in non-performing loans to total loans outstanding.

         Potential problem loans are defined as performing loans, which have characteristics that cause management to have serious doubts as to the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as nonperforming loans in the future. Total potential problem loans approximated $1,501,000 at September 30, 2002. Additionally, outstanding credit commitments totaling approximately $4,508,000 could result in potential problem loans if drawn upon. The majority of these loans are secured by real estate with acceptable loan-to-value ratios.

         Sterling maintains the allowance for loan losses at a level believed adequate by management to absorb potential losses in the loan portfolio. It is established through a provision for loan losses charged to earnings. Quarterly, Sterling utilizes a defined methodology in determining the adequacy of the allowance for loan losses, which considers specific credit reviews, past loan loss historical experience, and qualitative factors. This methodology, which has remained consistent for the past several years, results in allowance consisting of two components, “allocated” and “unallocated”. (For a more thorough discussion of the allowance for loan losses methodology, please refer to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001).

         Management believes the above methodology accurately reflects losses inherent in the portfolio. Management periodically updates the methodology discussed above, which reduces the difference between actual losses and estimated losses.

         As part of its evaluation of the adequacy of its allowance for loan losses, management benchmarks Sterling’s asset quality ratios to its peers, as defined by the Uniform Performance Reports for Bank Holding Companies. Although Sterling’s coverage ratio (allowance to total loans) is below its peer group, Sterling has historically experienced lower net charge-offs than this same peer group. Management recognizes the correlation between the ratios, and believes the allowance for loan losses is adequate at September 30, 2002.

         A rollforward of the allowance for loan losses for the nine months ended September 30, 2002, and 2001 were as follows (in thousands):

	2002	2001

Balance at January 1	$11,071	$11,716

Allowance acquired in acquisition	837	—

Provision for loan losses charged to income	1,018	1,087

Loans charged-off	(1,391)	(1,875)

Recoveries of loans previously charged off	973	665

Balance at September 30	$12,508	$11,593

Net charge-offs to average loans outstanding:

Community banking segment	.14%	.10%

Leasing segment	.37%	.73%

Commercial finance segment	.10%	—

Total	.15%	.15%

         The rollforward of the allowance for loan losses and related net charge-offs to average loans outstanding ratio for the nine months ended September 30, 2002, and 2001, reflects approximately $735,000 in charge-offs that occurred in 2001 pertaining to fraudulent loan activities, of which $598,000 was recovered from insurance proceeds during 2002.

Assets Held for Operating Leases

         During the nine months of 2002, Sterling increased the balance of assets held for operating leases by $2,656,000, from $58,996,000 at year-end 2001 to $61,652,000 at September 30, 2002. Sterling recognizes that leasing operations represent a growth opportunity for Sterling and has committed resources to expand this business. These resources include increased marketing efforts, not only in developing customer relationships, but also in maintaining existing customers. This approach has led to an increase in the number of new units leased within our customer base.

Deposits

         Total deposits at September 30, 2002, totaled $1,687,051,000 compared to $1,535,649,000 at December 31, 2001. This represents an increase of $151,402,000 or 9.9% during this period of time. The increase in deposits is attributable to successful marketing campaigns, particularly in time deposits and cash management accounts, as well as overall consumer sentiment that bank deposits are a safe investment, in light of the volatility experienced in the stock market in 2002. Sterling continues to heavily market its time deposits and cash management products in order to decrease its reliance in third-party funding sources, which typically have higher interest rates associated with them.

Borrowings

         Short-term borrowings totaled $42,050,000 at September 30, 2002, an increase of $21,765,000 from December 31, 2001. This increase is attributable to Sterling borrowing $25 million from a third party bank to fund finance receivables, along with a decrease of approximately $6 million of floating short-term debt that was converted to fixed long-term debt. Long-term debt increased by $40,656,000 from December 31, 2001, to September 30, 2002, and totaled $161,749,000. Fifteen million dollars of the increase was the result of the Corporation’s desire to lock in low interest rates and provide liquidity to it affiliates. Additionally, during the second quarter, the Corporation leveraged the proceeds of the trust preferred by borrowing an additional $26 million in long-term debt, which was invested in securities to offset the incremental cost of the trust preferred. Finally, to fund the $9 million cash consideration portion of the acquisition of Equipment Finance, the Corporation arranged a credit facility with a third party bank for financing.

         As part of the Corporation’s asset/liability management, the Corporation uses interest rate swaps and caps to manage interest rate risk associated with variable-rate funding sources. To the extent the derivatives are effective and meet the requirements for hedge accounting, changes in fair value are recognized in other comprehensive income with income statement reclassification occurring as the hedged item affects earnings. Conversely, changes in fair value attributable to ineffectiveness or to derivative that do not qualify as hedges are recognized as they occur in the income statement’s other expense account with the hedged item.

         During 2002, the Corporation entered into an interest rate swap transaction with an aggregate notional amount of $25 million with a term of four years. According to the terms of the transaction, the Corporations pays fixed-rate interest rate payments and receives floating-rate payments. The swap was entered into to hedge the Corporation’s exposure to higher interest rates on it variable-rate funding sources. As September 30, 2002, the fair value of the swap was a negative $1,532,000.

         On March 26, 2002, Sterling through its newly created financial subsidiary, Sterling Financial Statutory Trust I, a Connecticut Business trust issued $20 million of trust preferred capital securities to investors. Dividends on the securities are variable at a rate equal to 3-month LIBOR plus 360 basis points, and adjusts quarterly. Sterling Financial Statutory Trust invested 100% of the proceeds into junior subordinated debentures of Sterling Financial Corporation at the same terms of the preferred securities. Sterling’s obligation under the debentures and related documents taken together, constitute a full and unconditional guarantee by Sterling of the Trust’s obligations under the preferred securities. The preferred securities must be redeemed upon maturity of the subordinated debentures in March 2032.

Capital

         Total stockholder’s equity increased $41,577,000 from December 31, 2001, to September 30, 2002. This increase was primarily the result of operating activities during the period, consisting of net income for the period of $17,946,000 less dividends declared of $8,269,000, and other comprehensive income, net of tax, of $9,683,000. The remainder of the increase is the result of the issuance of stock in connection with Sterling’s stock option and director compensation plans.

         During the first quarter of 2001, the Corporation announced the Board of Directors authorized the repurchase of up to 187,500 shares of the outstanding common stock. Through September 30, 2002, 66,346 shares have been repurchased under this repurchase program. As of September 30, 2002, Sterling reissued all of the shares acquired through the repurchase plan to satisfy stock option exercises and director stock compensation awards.

         On April 30, 2002, the Board of Directors declared a five-for-four split effected in the form of 25% stock dividend payable on June 3, 2002 to shareholders of record on May 15, 2002. In connection with this dividend, approximately 3.4 million shares of common stock were issued during the second quarter of 2002.

         Sterling and its banking subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Sterling and the subsidiary banks’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Sterling and its banking subsidiaries must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and reclassifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

         Quantitative measures established by regulation to ensure capital adequacy require Sterling and its banking subsidiaries to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of September 30, 2002, and December 31, 2001, that Sterling and the subsidiary banks met all minimum capital adequacy requirements to which they are subject and are categorized as “well capitalized”.

         Sterling’s capital ratios as of September 30, 2002, and December 31, 2001, and related regulatory minimum requirements are as follows:

			Per Regulation

	September 30,	December 31,	Minimum	Well
	2002	2001	Requirement	Capitalized (1)

Total capital to risk weighted assets	11.9%	11.0%	8.0%	10.0%

Tier 1 capital to risk weighted assets	11.1%	10.1%	4.0%	6.0%

Tier 1 capital to average assets	8.7%	7.8%	4.0%	5.0%

(1)	Represents amounts for the banking subsidiaries and not Sterling, as prompt corrective action provisions are not applicable to bank holding companies.

Liquidity

         Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of Sterling, are met. Sterling’s funds are available from a variety of sources, including assets that are readily convertible to cash (federal funds sold, short-term investments), securities portfolio, scheduled repayments of loans receivable, core deposit base, short-term borrowings capacity with a number of correspondent banks and the FHLB, and the ability to package residential mortgage loans originated for sale.

         The liquidity of the parent company also represents an important aspect of liquidity management. The parent company’s cash outflows consist principally of dividends to shareholders, scheduled principal and interest payments on outstanding debt, and unallocated corporate expenses. The main source of funding for the parent company is the dividends it receives from its banking subsidiaries. Federal and state banking regulations place certain restrictions on dividends paid to the parent company from the subsidiary banks.

         Sterling manages liquidity by monitoring projected cash inflows and outflows on a daily basis, and believes it has sufficient funding sources to maintain sufficient liquidity under varying degrees of business conditions.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

         At September 30, 2002, there have been no material changes to information regarding quantitative and qualitative disclosures about market risk as presented in the June 30, 2002 Quarterly Report on Form 10-Q.

Item 4 – Internal Control Evaluation

         Sterling maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. Sterling’s management evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, within 90 days prior to the filing date of this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II – OTHER INFORMATION

Item 1 – Legal Proceedings

         As of September 30, 2002, there were no material pending legal proceedings, other than ordinary routine litigation incidental to business, to which Sterling or its subsidiaries are a party or of which any of their property is the subject.

Item 2 – Changes in Securities and Use of Proceeds

         Not applicable.

Item 3 – Defaults Upon Senior Securities

         Not applicable.

Item 4 – Submission of Matters to a Vote of Security Holders

Not applicable

Item 5 – Other Information

Not applicable

Item 6 – Exhibits and Reports on Form 8-K

(a)	Exhibits

3(i)	Amended Articles of Incorporation. (Incorporated by reference to Exhibit 3(i) to Registrant’s Current Report on Form 8-K, dated April 30, 2002, filed with the Commission on May 15, 2002.)

3(ii)	Amended Bylaws. (Incorporated by reference to Exhibit 3(ii) to Registrant’s Current Report on Form 8-K, dated and filed with the Commission on April 25, 2000.)

4.1	Amended Articles of Incorporation. (Incorporated by reference to Exhibit 3(i) to Registrant’s Current Report on Form 8-K, dated April 30, 2002, and filed with the Commission on May 15, 2002.)

4.2	Amended Bylaws. (Incorporated by reference to Exhibit 3(ii) to Registrant’s Current Report on form 8-K, dated and filed with the Commission on April 25, 2000.)

10.1	1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.3 of Registration Segment No. 333-28065 on Form S-8, filed with the Commission on May 30, 1997.)

10.2	Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to Registration Statement No. 33-55131 on Form S-3, filed with the Commission on August 18, 1994, and as amended by Registrant’s Rule 424 (b) prospectus, filed with the Commission on December 23, 1998, and by Amendment No. 1, filed with the Commission on January 16, 2001.)

10.3	Stock Disposition Agreement, dated September 6, 2001, by and between Howard E. Groff, Sr., and Sterling Financial Corporation. (Incorporated by reference to Exhibit 99.1 in Registrant’s

Current Report on Form 8-K, dated September 6, 2001, and filed with the Commission on September 26, 2001.)

10.4	1997 Directors Stock Compensation Plan and Policy. (Incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement No. 333-28101 on Form S-8, filed with the Commission on May 30, 1997.)

10.5	Supplemental Executive Retirement Agreement, dated April 22, 2002, between Sterling Financial Corporation and John Stefan. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated April 30, 2002, filed with the Commission on May 15, 2002.)

10.6	Consulting Agreement and General Release, dated April 22, 2002, between Sterling Financial Corporation and John E. Stefan. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated April 30, 2002, filed with the Commission on May 15, 2002.)

10.7	Employment Agreement, dated December 18, 2001, between Sterling Financial Corporation, Bank of Lancaster County, N.A. and J. Roger Moyer, Jr. (Incorporated by reference to Exhibit 10.6 to Registrant’s Statement No. 333-75650 on Form S-4, filed with the Commission on January 16, 2002.)

10.8	Employment Agreement, dated July 23, 2002, between Sterling Financial Corporation, Bank of Lancaster County, N.A. and Thomas P. Dautrich. (Incorporated by reference to Exhibit 10 to Registrant’s Quarterly Report on 10-Q for the quarter-ended June 30, 2002, filed with the Commission on August 14, 2002.)

10.9	Employment Agreement, dated as of February 28, 2002, between Sterling Financial Corporation, Bank of Lancaster County, N.A. and J. Bradley Scovill. (Incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission March 27, 2002.)

10.10	Employment Agreement, dated as of November 2, 2001, between Sterling Financial Corporation, Equipment Finance, Inc. and George W. Graner. (Incorporated by reference to Exhibit 10.11 to Registrant’s Registration Statement No. 333-75650 on Form S-4, as amended, filed with the Commission on January 16, 2002.)

10.11	Employment Agreement, dated as of November 2, 2001, between Sterling Financial Corporation, Equipment Finance, Inc. and Michael J. Shalger. (Incorporated by reference to Exhibit 10.12 to Registrant’s Registration Statement No. 333-75650 on Form S-4, as amended, filed with the Commission on January 16, 2002.)

10.12	Employment Agreement, dated as of November 2, 2001, between Sterling Financial Corporation, Equipment Finance, Inc. and Joseph M. Braas. (Incorporated by reference to Exhibit 10.12 to Registrant’s Registration Statement No. 333-75650 on Form S-4, as amended, filed with the Commission on January 16, 2002.)

21	Subsidiaries of the Registrant

99.1	Certification of Principal Executive Officer

99.2	Certification of Principal Financial Officer

(b)	Reports on Form 8-K

During the quarter ended September 30, 2002, the registrant filed the following reports on Form 8-K.

Date of Report	Item	Description

July 24, 2002	5	Registrant filed a press release announcing results of operations for the quarter and six months ended June 30, 2002.

August 27, 2002	5	Registrant filed a press release announcing the third quarter dividend declaration.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING FINANCIAL CORPORATION

Date:	November 13, 2002	By:	/s/ J. Roger Moyer, Jr.

J. Roger Moyer, Jr. President, Chief Executive Officer and Assistant Secretary

Date:	November 13, 2002	By:	/s/ J. Bradley Scovill

J. Bradley Scovill Senior Executive Vice President, Chief Financial Officer and Treasurer

CERTIFICATION

I, J. Roger Moyer, Jr., President, Chief Executive Officer and Assistant Secretary, certify, that:

1.	I have reviewed this quarterly report on Form 10-Q of Sterling Financial Corporation.

2.	Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002	By:	/s/ J. Roger Moyer, Jr.

J. Roger Moyer, Jr. President, Chief Executive Officer and Assistant Secretary

CERTIFICATION

I, J. Bradley Scovill, Senior Executive Vice President, Chief Financial Officer and Treasurer certify, that:

1.	I have reviewed this quarterly report on Form 10-Q of Sterling Financial Corporation.

2.	Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002	By:	/s/ J. Bradley Scovill

J. Bradley Scovill Senior Executive Vice President, Chief Financial Officer and Treasurer