Form 10-K
period 2002-12-31
STERLING FINANCIAL CORP /PA/
filed 2003-03-27
CIK 811671

--------------------------------------------------------------------------------
UNITED STATES SECURITIES AND EXCHANGE COMMISSION                       FORM 10-K
WASHINGTON, D. C. 20549

(MARK ONE)
   [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

OR

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER 0-16276
--------------------------------------------------------------------------------
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

     Indicated by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 126-2). Yes [X] No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at February 26, 2003, was approximately $351,890,000.

     The number of shares of Registrant's Common Stock outstanding on February 26, 2003, was 16,923,069.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 2003 Proxy Statement for the Registrant are incorporated by reference into Part III of this report.

                         STERLING FINANCIAL CORPORATION

                               TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
PART I
Item 1.                    Business....................................................    3

Item 2.                    Properties..................................................   11

Item 3.                    Legal Proceedings...........................................   11

Item 4.                    Submission of Matters to a Vote of Security Holders.........   12
PART II
Item 5.                    Market for the Registrant's Common Equity and Related
                           Stockholder Matters.........................................   12

Item 6.                    Selected Financial Data.....................................   13

Item 7.                    Management's Discussion and Analysis of Financial Condition
                           and Results of Operations...................................   14

Item 7A.                   Quantitative and Qualitative Disclosure About Market Risk...   36

Item 8.                    Financial Statements and Supplementary Data.................   38

Item 9.                    Changes in and Disagreements with Accountants on Accounting
                           and Financial Disclosure....................................   76
PART III
Item 10.                   Directors and Executive Officers of the Registrant..........   76

Item 11.                   Executive Compensation......................................   77

Item 12.                   Security Ownership of Certain Beneficial Owners and
                           Management and Related Stockholder Matters..................   77

Item 13.                   Certain Relationships and Related Transactions..............   77

Item 14.                   Controls and Procedures.....................................   77
PART IV
Item 15.                   Exhibits, Financial Statement Schedules and Reports on Form
                           8-K.........................................................   77

Signatures                 ............................................................   80

                                     PART I

     The management of Sterling Financial Corporation has made forward-looking statements in this Annual Report on Form 10-K. These forward-looking statements may be subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of Sterling Financial Corporation and its wholly-owned subsidiaries, Bank of Lancaster County, N.A., First National Bank of North East, Bank of Hanover and Trust Company, HOVB Investment Company, T&C Leasing, Inc., Pennbanks Insurance Company SPC, Sterling Financial Statutory Trust I, and Sterling Mortgage Services, Inc. (inactive). The consolidated financial statements also include Town & Country Leasing, LLC, Sterling Financial Trust Company and Equipment Finance, Inc., all wholly-owned subsidiaries of Bank of Lancaster, N.A. When words such as "believes," "expects," "anticipates," "may," "could," "should," "estimates" or similar expressions occur in this annual report, management is making forward-looking statements.

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

ITEM 1 -- BUSINESS

     Sterling Financial Corporation

     Sterling Financial Corporation is a $2.156 billion financial holding company headquartered in Lancaster, Pennsylvania. Through its banking and nonbanking subsidiaries, Sterling provides a full range of banking and financial services to individuals and businesses, including commercial and retail banking, leasing, commercial finance, wealth management and insurance.

     Sterling's reportable segments are strategic business units that offer different products and services, and include: 1) community banking and related services, 2) leasing operations, and 3) commercial finance. They are managed separately because each segment appeals to different markets and, accordingly require different technology and marketing strategies.

     The community-banking segment, which includes treasury functions and parent company activity, provides financial services to consumer, businesses, and governmental units in south central Pennsylvania and northeastern Maryland. These services include providing various types of loans to customers, accepting deposits, and other typical banking services. At December 31, 2002, the community-banking segment represents approximately 88% of total assets, and contributed approximately 75% of Sterling's net income for the year ended December 31, 2002.

     Sterling's leasing segment, provides vehicle and equipment financing alternatives to business primarily located in south central Pennsylvania and northern Maryland, although assets are located throughout the United States. At December 31, 2002, the leasing segment represents approximately 7% of total assets, and contributed approximately 7% of Sterling's net income for the year ended December 31, 2002.

     The commercial finance segment is new to Sterling in 2002, and specializes in financing forestry and land-clearing equipment through more than 150 equipment dealer locations ranging from Maine to Florida. At December 31, 2002, the commercial finance segment represents approximately 5% of total assets, and contributed approximately 17% of Sterling's net income for the year ended December 31, 2002.

     In addition to the three reportable segments, Sterling also provides trust and wealth management services to business and individual customers, and has entered into certain insurance related ventures. These segments do not meet the criteria for separate segment reporting, although they will be discussed in this Form 10-K.

     Sterling's operations are conducted through its primary operating subsidiaries including Bank of Lancaster County, N.A., Bank of Hanover and Trust Company, First National Bank of North East, Town & Country Leasing, LLC, Sterling Financial Trust Company, and Equipment Finance, Inc. The Company's market area includes its 52 branch banking offices in south central Pennsylvania and northern Maryland, although, through its leasing and commercial finance subsidiaries, it conducts business throughout the continental United States, which are discussed in greater detail below.

     Sterling's major source of operating funds is dividends received from its subsidiary banks. Sterling's expenses are primarily operating expenses. Dividends that Sterling pays to shareholders consist, in part, of dividends declared and paid to Sterling by the subsidiary banks.

     Sterling and its subsidiaries do not have any portion of their businesses dependent on a single or limited number of customers, the loss of which would have material adverse effect on their businesses. No substantial portion of their loans or investments are concentrated within a single industry or group of related industries, although a significant amount of loans are secured by real estate located in south central Pennsylvania, and northern Maryland and its loan exposure to the forestry industry is approximately 8%. The businesses of Sterling and its subsidiaries are not seasonal in nature.

     The common stock of Sterling is listed on The NASDAQ Stock Market under the symbol SLFI.

     Banking Subsidiaries

     Bank of Lancaster County, N.A.

     Bank of Lancaster County, N.A., a national bank chartered under the National Bank Act, provides financial service products to its individual and business customers. Bank of Lancaster County is regulated by the Office of the Comptroller of the Currency. The bank's principal market area is Lancaster County, Pennsylvania, which is the sixth largest county in Pennsylvania in terms of population. Lancaster County has one of the strongest and most stable economies in the state, with agriculture, industry and tourism all contributing to the overall strength of the economy. No single sector dominates the county's economy. At December 31, 2002, Bank of Lancaster County had total assets of $1.316 billion, net loans of $815 million and total deposits of $1.068 billion.

     The main office of the bank is located at 1 East Main Street, Strasburg, Pennsylvania. In addition to its main office, the bank has 29 branches in Lancaster County, 1 branch in Chester County and 2 branches in Lebanon County (operating as Bank of Lebanon County). Bank of Lancaster County also delivers its services to its customers through its ATM network, the Internet and telephone banking.

     Bank of Lancaster County has three directly owned non-bank operating subsidiaries, Town & County Leasing, LLC, Sterling Financial Trust Company, and Equipment Finance, Inc.

     Town & County Leasing, LLC, is a national lessor in fleet management and equipment leasing industry. Its principal office is located in East Petersburg, Pennsylvania. Its customers are primarily headquartered in Pennsylvania and surrounding states. Through its customers' branch offices, Town & Country conducts business throughout the continental United States. Assets were $164 million at December 31, 2002, including approximately $96 million in net finance lease assets, and $61 million in assets held for operating leases.

     In 2001, Sterling Financial Trust Company was incorporated as a Pennsylvania trust company. Effective January 1, 2002, the wealth management divisions of Bank of Lancaster County and Bank of Hanover were combined into this single entity. Through the formation of a separate trust company, Sterling proposes it will be able to increase revenue generation opportunities, while increasing operating efficiencies.

     On February 28, 2002, Sterling acquired Equipment Finance, Inc. (EFI); a Lancaster based commercial finance company. EFI specializes in financing forestry and land clearing equipment through more that 150 equipment dealer locations ranging from Maine to Florida. Assets were $122 million at December 31, 2002, including approximately $102 million of net finance receivables.

     On May 18, 1999, Bank of Lancaster County, N.A. and Murray Insurance Associates, Inc. formed Lancaster Insurance Group, LLC, a Pennsylvania limited liability company. Lancaster Insurance Group offers comprehensive personal insurance coverages as well as, a complete range of business insurance programs. The Bank of Lancaster County and Murray each own 50% of the organization.

     The bank is subject to regulation and periodic examination by the Office of the Comptroller of the Currency. The Federal Deposit Insurance Corporation, as provided by law, insures the bank's deposits.

     First National Bank of North East

     On June 15, 1999, Sterling Financial Corporation acquired Northeast Bancorp, Inc., the parent company of First National Bank of North East, Maryland. The main office of the bank is at 14 South Main Street, North East, Maryland. In addition to the main office, there are three branches located in Cecil County, Maryland. First National also delivers its services through its ATM network, the Internet and telephone banking. At December 31, 2002, the bank had total assets of approximately $111 million, net loans of $77 million and total deposits of $100 million.

     The bank is subject to regulation and periodic examination of the Office of the Comptroller of the Currency. The Federal Deposit Insurance Corporation, as provided by law, insures the bank's deposits.

     Bank of Hanover and Trust Company

     On July 27, 2000, Sterling completed its merger with Hanover Bancorp, Inc., and its direct subsidiary, Bank of Hanover and Trust Company. Bank of Hanover became a wholly-owned subsidiary of Sterling, and is a Pennsylvania chartered institution.

     Bank of Hanover conducts its business principally through fourteen banking offices located in York and Adams Counties, Pennsylvania and two offices located in Caroll County, Maryland. Bank of Hanover also has an ATM network, Internet and telephone banking. At December 31, 2002, the bank had total assets of $660 million, net loans of $381 million and total deposits of $543 million.

     The bank is subject to regulation and periodic examination by the Federal Deposit Insurance Corporation and Pennsylvania Department of Banking. The Federal Deposit Insurance Corporation, as provided by law, insures the bank's deposits.

     Nonbanking Subsidiaries

     HOVB Investment Company

     HOVB Investment Company, a direct subsidiary of Hanover Bancorp, Inc; became a subsidiary of Sterling's at the completion of its merger with Hanover Bancorp, Inc. HOVB is a Delaware investment company whose principal activity is managing an equity securities portfolio. Total assets were $7.0 million at December 31, 2002.

     T&C Leasing, Inc.

     Sterling owns all of the outstanding stock of a second leasing company, T&C Leasing, Inc. T&C Leasing was incorporated in 1998. T&C Leasing is a fleet management and equipment leasing company and is headquartered in East Petersburg, Pennsylvania. T&C Leasing facilitates the fleet management and equipment leasing needs of Sterling's existing customer base.

     Pennbanks Insurance Co., SPC Segregated Portfolio Cells #5 and #8

     Pennbanks Insurance Co., SPC and its segregated portfolios, including Segregated Portfolios #5 and #8 that Sterling owns, holds an unrestricted Class "B" Insurer's License under Cayman Island Insurance Law. The segregated portfolios are engaged in the business of reinsuring credit life and credit accident and disability risks of their respective shareholders. Total assets of the segregated portfolios as of December 31, 2002, totaled $1.8 million.

     Sterling Financial Statutory Trust I

     On March, 2002, Sterling completed a public offering of $20 million of floating rate Trust Preferred Securities. These securities were issued by Sterling Financial Statutory Trust I, business trust subsidiary of Sterling. Proceeds of the offering were invested in Sterling through Sterling's issuance of subordinated debentures to Sterling Financial Statutory Trust I, expanding Sterling's capital base.

     Note 12 of the Notes to Consolidated Financial Statements included at Item 8 of this Report includes additional information on Sterling's Trust Preferred Securities, and is incorporated by reference in this Item 1.

COMPETITION

     The financial services industry in Sterling's market area is highly competitive, including competition from commercial banks, savings banks, credit unions, finance companies and nonbank providers of financial services. Several of Sterling's competitors have legal lending limits that exceed Sterling's subsidiaries, as well as funding sources in the capital markets that exceeds Sterling's availability. The increased competition has resulted from a changing legal and regulatory climate, as well as from the economic climate.

ENVIRONMENTAL COMPLIANCE

     Sterling's and its subsidiaries' compliance with federal, state and local environmental protection laws had no material effect on capital expenditures, earnings or their competitive position in 2002, and is not expected to have a material effect on such expenditures, earnings or competitive position in 2003.

SUPERVISION AND REGULATION

     Bank holding companies and banks operate in a highly regulated environment and are regularly examined by Federal and State regulatory authorities.

     The following discussion concerns various Federal and State laws and regulations and the potential impact of such laws and regulations on Sterling and its subsidiaries.

     To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory or regulatory provisions themselves. Proposals to change laws and regulations are frequently introduced in Congress, the state legislatures, and before the various bank regulatory agencies Sterling cannot determine the likelihood or timing of any such proposals or legislation or the impact they may have on Sterling and its subsidiaries. A change in law, regulations or regulatory policy may have a material effect on the business of Sterling and its subsidiaries.

     Bank Holding Company Regulation

     Sterling is a financial holding company and, as such, is subject to the regulations of the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956. Bank holding companies are required to file periodic reports with and are subject to examination by the Federal Reserve. The Federal Reserve has issued regulations under the Bank Holding Company Act that require a financial holding company to serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve may require Sterling to stand ready to use its resources to provide adequate capital funds to the banks during periods of financial stress or adversity.

     Under the Bank Holding Company Act, the Federal Reserve may require a financial holding company to end a non-banking business, if the nonbanking business constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

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

     Financial Services Modernization Legislation

     In November 1999, the Gramm-Leach-Bliley Act of 1999, or the GLB, was enacted. The GLB repeals provisions of the Glass-Steagall Act which restricted the affiliation of Federal Reserve member banks with firms "engaged principally" in specified securities activities, and which restricted officer, director or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities.

     In addition, the GLB also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company to engage in a full range of financial activities through a new entity known as a "financial holding company." "Financial activities" is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

     The GLB also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a financial holding company. Financial activities include all activities permitted under new sections of the Bank Holding Company Act or permitted by regulation.

     To the extent that the GLB permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. The GLB is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis and which unitary savings and loan holding companies already possess. Nevertheless, the GLB may have the result of increasing the amount of competition that the Registrant faces from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Registrant has.

     Sarbanes-Oxley Act of 2002

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, or the SOA. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

     The SOA is the most far-reaching U.S. securities legislation enacted in some time. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934, or the Exchange Act. Given the extensive SEC role in implementing rules relating to many of the SOA's new requirements, the final scope of these requirements remains to be determined.

     The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

     The SOA addresses, among other matters:

     - audit committees for all reporting companies;

     - certification of financial statements by the chief executive officer and the chief financial officer;

     - the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

     - a prohibition on insider trading during pension plan black out periods;

     - disclosure of off-balance sheet transactions;

     - a prohibition on personal loans to directors and officers; expedited filing requirements for Forms 4's;

     - disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

     - "real time" filing of periodic reports;

     - the formation of a public accounting oversight board;

     - auditor independence; and

     - various increased criminal penalties for violations of securities laws.

     The SOA contains provisions which became effective upon enactment on July 30, 2002 and provisions which will become effective from within 30 days to one year from enactment. The SEC has been delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

     USA Patriot Act of 2001

     In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

     Regulation W

     Transactions between a bank and its "affiliates" are quantitatively and qualitatively restricted under the Federal Reserve Act. The Federal Deposit Insurance Act applies Sections 23A and 23B to insured nonmember banks in the same manner and to the same extent as if they were members of the Federal Reserve System. The Federal Reserve Board has also recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. Affiliates of a bank include, among other entities, the bank's holding company and companies that are under common control with the bank. The company is considered to be an affiliate of the Bank. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in "covered transactions" with affiliates:

     - to an amount equal to 10% of the bank's capital and surplus, in the case of covered transactions with any one affiliate; and

     - to an amount equal to 20% of the bank's capital and surplus, in the case of covered transactions with all affiliates.

     In addition, a bank and its subsidiaries may engage in covered transactions and other specified transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the bank or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A "covered transaction" includes:

     - a loan or extension of credit to an affiliate;

     - a purchase of, or an investment in, securities issued by an affiliate;

     - a purchase of assets from an affiliate, with some exceptions;

     - the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; and

     - the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

     In addition, under Regulation W:

     - a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;

     - covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and

     - with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

     Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates.

     Concurrently with the adoption of Regulation W, the Federal Reserve Board has proposed a regulation which would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of the bank's capital and surplus.

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

     Under the risk-related premium assessment system, the FDIC, on a semiannual basis, assigns each institution to one of three capital groups, "well capitalized," "adequately capitalized," or "undercapitalized," and further assigns such institution to one of three subgroups within a capital group corresponding to the FDIC's judgment of its strength based on supervisory evaluations, including examination reports, statistical analysis, and other information relevant to gauging the risk posed by the institution. Only institutions with a total risk-based capital to risk-adjusted assets ratio of 10% or greater, a Tier 1 capital to risk-adjusted assets ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater, are assigned to the well capitalized group. Sterling and its subsidiary banks, at December 31, 2002, qualify as "well capitalized" under these regulatory standards.

     Regulation of Banks

     The operations of the subsidiary banks are subject to the federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System, and to banks whose deposits are insured by the FDIC. The banks' operations are also subject to regulations of the Office of the Comptroller of the Currency, the Federal Reserve, the FDIC, and the Pennsylvania Department of Banking.

     The Office of the Comptroller of the Currency, which as primary supervisory authority over national banks, and the FDIC which is the primary regulator of the state chartered bank, regularly examines banks in such areas as reserves, loans, investments, management practices, and other aspects of operations. These examinations are designed for the protection of the banks' depositors rather than Sterling's shareholders. The subsidiary banks must file quarterly and annual reports to the FDIC.

     The National Bank Act requires the subsidiary national banks to obtain the prior approval of the Office of the Comptroller of the Currency for the payment of dividends if the total of all dividends declared by the banks in one year would exceed the banks' net profits, as defined and interpreted by regulation, for the two preceding years, less any required transfers to surplus. In addition, the banks may only pay dividends to the extent that their retained net profits, including the portion transferred to surplus, exceed statutory bad debts, as defined by regulation. Under Pennsylvania statutes, state chartered banks are restricted, unless prior regulatory approval is obtained, in the amount of dividends, which it may declare in relation to its accumulated profits, less any required transfer to surplus. These restrictions have not had, nor are they expected to have any impact on the corporation's dividend policy Under the Federal Deposit Insurance Corporation Insurance Act of 1991, any depository institution, including the banks are prohibited from paying any dividends, making other distributions or paying any management fees if, after such payment it would fail to satisfy their minimum capital requirement.

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

PRODUCTS AND SERVICES WITH REPUTATION RISK

     Sterling and its subsidiaries offer a diverse range of financial and banking products and services. In the event one or more customers and/or governmental agencies become dissatisfied or object to any product or service offered by Sterling or any of its subsidiaries negative publicity with respect to any such product or service, whether legally justified or not, could have a negative impact on Sterling's reputation. The discontinuance of any product or service, whether or not any customer or governmental agency has challenged any such product or service, could have a negative impact on Sterling's reputation.

EMPLOYEES

     As of December 31, 2002, Sterling had 748 full-time equivalent employees. None of these employees are represented by a collective bargaining agreement, and Sterling believes it enjoys good relations with its personnel.

ITEM 2 -- PROPERTIES

     Sterling Financial Corporation owns no real estate.

     The Bank of Lancaster County in addition to its main office, had a branch network of 33 offices and 2 off-site electronic ATM installations at December 31, 2002. All branches are located in Lancaster County with the exception of one office located in Chester County and two offices located in Lebanon County. Branches at 21 locations are occupied under leases and at three branches, the bank owns the building, but leases the land.

     In addition to the branch locations, Bank of Lancaster County owns a building which houses its administrative service center as well as other support groups of the subsidiary banks and Town & Country Leasing, LLC. Another building is owned by Bank of Lancaster County, which serves as the corporate headquarters of Sterling Financial Corporation and houses the executive offices of the Corporation and the Bank, as well as a branch office. A certain amount of space in each of the building is leased to third parties.

     In addition to its main office located at 14 South Main Street, North East, Maryland, First National Bank of North East owns the property for three other branches in Cecil County.

     In addition to its main office located at 25 Carlisle Street, Hanover, Pennsylvania, Bank of Hanover operated 13 locations located in York and Adams Counties, Pennsylvania with two offices located in Caroll County, Maryland. Branches at 12 locations are occupied under leases.

     All real estate owned by the subsidiary banks is free and clear of encumbrances. The leases of the subsidiary banks expire intermittently over the years through 2021 and most are subject to one or more renewal options. During 2002, aggregate annual rentals for real estate paid did not exceed 3% of the any bank's operating expenses.

ITEM 3 -- LEGAL PROCEEDINGS

     As of December 31, 2002, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Sterling or its subsidiaries are a party or by which any of their property is the subject.

     Various actions and proceedings arise out of routine operations and, in management's opinion, will not have a material adverse effect on Sterling's consolidated financial position or results of operations.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

                                    PART II

ITEM 5 -- MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Sterling Financial Corporation's common stock trades on the NASDAQ Stock Market under the symbol SLFI. There are 70,000,000 shares of common stock authorized at December 31, 2002, and 16,900,569 shares outstanding. As of December 31, 2002, Sterling had approximately 4,700 stockholders of record. At the 2002 Annual Meeting, the shareholders approved an amendment to the Articles of Incorporation and authorized the corporation to issue up to 10,000,000 shares of preferred stock. At December 31, 2002, no shares of preferred stock were issued. Sterling is restricted as to the amount of dividends that it can pay to stockholders by virtue of the restrictions on the subsidiaries' ability to pay dividends to Sterling.

     The following table reflects the quarterly high and low prices of Sterling's common stock for the periods indicated and the cash dividends declared on the common stock for the periods indicated.

                                                          PRICE RANGE PER SHARE
                                                          ---------------------   PER SHARE
2002                                                        HIGH         LOW      DIVIDEND
----                                                      --------     --------   ---------
First Quarter...........................................   $20.20       $18.00      $0.16
Second Quarter..........................................    25.04        18.87       0.16
Third Quarter...........................................    26.73        22.65       0.17
Fourth Quarter..........................................    26.00        23.00       0.17

                                                          PRICE RANGE PER SHARE
                                                          ---------------------   PER SHARE
2001                                                        HIGH         LOW      DIVIDEND
----                                                      --------     --------   ---------
First Quarter...........................................   $16.70       $12.10      $0.15
Second Quarter..........................................    19.46        15.20       0.15
Third Quarter...........................................    20.80        16.16       0.16
Fourth Quarter..........................................    20.00        16.68       0.16

ITEM 6 -- SELECTED FINANCIAL DATA

                                                      YEARS ENDED DECEMBER 31,
                                   --------------------------------------------------------------
                                      2002         2001         2000         1999         1998
                                   ----------   ----------   ----------   ----------   ----------
SUMMARIES OF INCOME
  Interest income................  $  123,591   $  115,916   $  113,319   $  101,626   $   97,054
  Interest expense...............      48,617       57,274       58,501       47,404       45,938
                                   ----------   ----------   ----------   ----------   ----------
  Net interest income............      74,974       58,642       54,818       54,222       51,116
  Provision for loan losses......       2,095        1,217          605        1,060        2,016
                                   ----------   ----------   ----------   ----------   ----------
  Net interest income after
     provision for loan losses...      72,879       57,425       54,213       53,162       49,100
  Noninterest income.............      44,806       43,925       37,508       33,539       31,698
  Noninterest expenses...........      85,922       75,172       70,203       62,459       58,534
                                   ----------   ----------   ----------   ----------   ----------
  Income before income taxes.....      31,763       26,178       21,518       24,242       22,264
  Applicable income taxes........       7,018        5,844        4,951        6,257        5,670
                                   ----------   ----------   ----------   ----------   ----------
  NET INCOME.....................  $   24,745   $   20,334   $   16,567   $   17,985   $   16,594
                                   ==========   ==========   ==========   ==========   ==========
FINANCIAL CONDITION AT YEAR END
  Assets.........................  $2,156,309   $1,861,439   $1,726,138   $1,556,323   $1,466,105
  Loans, net.....................   1,283,075    1,087,102    1,021,499      946,583      867,264
  Deposits.......................   1,702,302    1,535,649    1,420,300    1,288,814    1,218,978
  Borrowed money.................     217,098      141,378      139,506      125,997       98,688
  Stockholders' equity...........     196,833      152,111      139,347      122,760      125,129
PER COMMON SHARE DATA
  Earnings per share -- basic....  $     1.48   $     1.30   $     1.06   $     1.14   $     1.06
  Earnings per
     share -- diluted............        1.47         1.29         1.06         1.14         1.05
  Cash dividends declared........        0.66         0.62         0.60         0.58         0.53
  Book value.....................       11.64         9.73         8.89         7.83         7.97
  Realized book value (2)........       10.80         9.38         8.73         8.24         7.59
  Weighted average number of
     common shares:
     Basic.......................      16,679       15,661       15,681       15,699       15,726
     Diluted.....................      16,823       15,725       15,696       15,775       15,806
  Dividend payout ratio (1)......        44.6%        47.7%        56.6%        50.9%        50.0%
PROFITABILITY RATIOS ON EARNINGS
  Return on average assets.......        1.22%        1.14%        1.02%        1.19%        1.20%
  Return on average equity.......       13.70%       13.74%       12.99%       14.43%       13.76%
  Return on average realized
     equity (2)..................       14.47%       14.41%       12.36%       14.46%       14.36%
  Average equity to average
     assets......................        8.87%        8.33%        7.83%        8.23%        8.73%
SELECTED ASSET QUALITY RATIOS
  Nonperforming loans to total
     loans.......................        0.90%        0.80%        0.59%        0.38%        0.51%
  Net charge-offs to average
     loans outstanding...........        0.08%        0.17%        0.08%        0.07%        0.18%
  Allowance for loan losses to
     total loans.................        1.00%        1.01%        1.13%        1.24%        1.31%
  Allowance for loan losses to
     nonperforming loans.........      110.62%      125.80%      192.10%      328.60%      255.20%

---------------

(1) Calculated by taking dividends per share divided by basic earnings per share.

(2) Excludes accumulated other comprehensive income (loss).

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion provides management's analysis of the consolidated financial condition and results of operations of Sterling Financial Corporation and its wholly-owned subsidiaries, Bank of Lancaster County, N.A., First National Bank of North East, Bank of Hanover and Trust Company, HOVB Investment Co., T&C Leasing, Inc. (T&C), Pennbanks Insurance Company, SPC and Sterling Mortgage Services, Inc. (inactive). The consolidated financial statements also include Town & Country Leasing, LLC, Sterling Financial Trust Company and Equipment Finance, Inc., all wholly-owned subsidiaries of Bank of Lancaster County.

     Management's discussion and analysis should be read in conjunction with the audited financial statements and footnotes appearing elsewhere in this report and is intended to assist in understanding and evaluating the major changes in the financial condition and results of operations of the company with a primary focus in Sterling's performance.

CRITICAL ACCOUNTING POLICIES

     Sterling's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal cash flow modeling techniques.

     The most significant accounting policies followed by Sterling are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses and the evaluation of goodwill impairment to be the accounting areas that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

     The allowance for loan losses represents management's estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheet. Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for loan losses.

     With the adoption of SFAS No. 142 on January 1, 2002, Sterling is no longer required to amortize goodwill resulting from business acquisitions. Goodwill is now subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. Sterling tests for impairment based on the goodwill maintained at each defined reporting unit. A fair value is determined by an independent party using various market valuation methodologies. If the fair values of the reporting units exceed their book values, no write-downs of recorded goodwill is necessary. If the fair value of the reporting unit is less, an expense may be required on Sterling's books to write down the related goodwill to the proper carrying value. Sterling completed its annual impairment testing and determined that no impairment write-offs were necessary. No assurance can be given that future impairment tests will not result in a charge to earnings.

     Any material effect on the financial statements related to these critical accounting areas is also discussed in this management discussion and analysis.

INFLATION AND INTEREST RATES

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

     Fluctuations in interest rates impact financial institutions far more than inflationary factors. During 2002, the Federal Reserve lowered interest rates only once - in November, which totaled 50 basis points (b.p.). The stability in interest rates throughout 2002 was in sharp contrast to the previous two years. During 2001, the Federal Reserve aggressively reduced interest rates during the year in order to mitigate the effects of a slumping national economy. Interest rates were cut eleven times during 2001, resulting in a reduction of the prime-lending rate by 475 b.p. In 2000, interest rates were increased four times, for a total of 100 b.p.

     Management recognizes that asset/liability management, including the effect of rate changes on interest earning assets and interest bearing liabilities, is of critical importance.

RESULTS OF OPERATIONS

     (All dollar amounts presented within tables are in thousands, except per share data.)

OVERVIEW

     Sterling's net income was $24,745,000, or $1.47 per diluted share, compared to $20,334,000, or $1.29 per diluted share in 2001, and $16,567,000 or $1.06 per diluted share in 2000. Included in reported net income for 2000 were after-tax merger related restructuring charges of $2,264,000. This amount reduced diluted earnings per share by $0.14 in 2000.

     Returns on average realized equity were 14.47% in 2002, 14.41% in 2001, and 12.36% in 2000. Returns on average assets totaled 1.22% in 2002, 1.14% in 2001, and 1.02% in 2000. Excluding merger related and restructuring charges in 2000, return on average realized equity was 14.05%, and return on average assets was 1.16%.

NET INTEREST INCOME

     The primary component of Sterling's revenue is net interest income, which is the difference between interest income and fees on interest-earning assets and interest expense on interest-bearing funds. Earning assets include loans, securities and federal funds sold. Interest-bearing funds include deposits and borrowed funds. To compare the tax-exempt yields to taxable yields, amounts are adjusted to pretax equivalents based on a 35% federal corporate income tax rate.

     Net interest income is affected by changes in interest rates, volume of interest-bearing assets and liabilities and the composition of those assets and liabilities. The "interest rate spread" and "net interest margin" are two common statistics related to changes in net interest income. The interest rate spread represents the difference between the yields earned on interest-earning assets and the rates paid for interest-bearing liabilities. The net interest margin is defined as the percentage of net interest income to average earning assets. Due to demand deposits and stockholders equity, the net interest margin exceeds the interest rate spread, as these funding sources are non-interest bearing.

     Table 1 presents net interest income on a fully taxable equivalent basis, interest rate spread and net interest margin for the years ending December 31, 2002, 2001 and 2000. Table 2 analyzes the changes in net interest income for the periods broken down by their rate and volume components.

     Net interest income, on a tax equivalent basis, totaled $80,518,000 for 2002 (excluding the interest recovery on a charged-off loan), compared to $64,295,000 in 2001 and $59,976,000 in 2000.

     The increase in net interest income of $16,223,000 from 2001 to 2002 reflects both a 12.8% increase in the average balance of interest-earning assets as well as a 43 basis point (b.p.) increase in net interest margin. Sterling's newest subsidiary, Equipment Financing Inc., added $9,227,000 of this increase.

     The increase in interest-earning assets came primarily in the form of loans. Strong growth in the commercial loan portfolio, in part due to the acquisition of EFI, contributed to this increase. Funding this growth in assets were increases in both deposits and borrowings, maintaining a relatively consistent mix of funding sources. In March 2002, Sterling participated in a trust preferred issuance, raising $20 million. In addition, during the third quarter of 2002, the corporation leveraged the proceeds of the trust preferred by borrowing $26,250,000 from the Federal Home Loan Bank and initiated the purchase of securities with these funds.

     The increase in net interest margin from 2001 to 2002 marked a reversal in a declining trend over the previous three years. The improving mix of earning assets in the balance sheet to higher yielding assets, including the Equipment Finance, Inc. receivables acquired, and the positive impact of generally declining interest rates led to the increase in net interest margin. During the two years from January 2001 to December of 2002, the Federal Reserve Bank lowered the federal funds rate twelve times totaling 5.25%. This dramatic decrease in short-term interest rates has resulted in a significant decrease in the cost of funds for Sterling. The rate paid on interest bearing liabilities declined 101 b.p. from 2001 to 2002 resulting from:

     - The reduction of rates paid on deposit accounts;

     - The maturing of higher rate deposits and borrowings;

     - Deposit growth at low rates of interest;

     - Less reliance on third-party borrowings to fund growth in both finance and operating leases, which impacts the margin in two ways:

        - Third-party borrowings tend to be more costly than average rates paid on deposits; and

        - The interest expense associated with funding attributed to the operating lease portfolio increases interest expense but the revenues earned on the operating leases are reported as rental income and thus not interest income.

     The rate earned on interest earning assets declined only 44 b.p.
reflecting:

     - A lag in the effect of rapidly declining rates on loan and securities portfolio yields due to the proportion of fixed rates of interest in the portfolios;

     - Growth in the loan portfolio, shifting the mix of earning assets. (This growth also included the relatively higher margin on finance receivables from the newly acquired Equipment Financing Inc. subsidiary); and

     - Immediate decrease in rates of interest earned on federal funds sold, other short-term investments and variable rate loans and securities.

TABLE 1 -- DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY INTEREST RATES AND INTEREST DIFFERENTIAL-TAX EQUIVALENT YIELDS

                                                                 YEARS ENDED DECEMBER 31,
                             ------------------------------------------------------------------------------------------------
                                          2002                             2001                             2000
                             ------------------------------   ------------------------------   ------------------------------
                              AVERAGE                ANNUAL    AVERAGE                ANNUAL    AVERAGE                ANNUAL
                              BALANCE     INTEREST    RATE     BALANCE     INTEREST    RATE     BALANCE     INTEREST    RATE
                             ----------   --------   ------   ----------   --------   ------   ----------   --------   ------
ASSETS:
Federal funds sold.........  $   51,561   $    850    1.65%   $   63,070   $  2,040    3.23%   $   27,437   $  1,786    6.51%
Other short-term
  investments..............       4,079         49    1.20%        1,664         61    3.68%        1,617        111    6.86%
Securities:
  U.S. Treasury............      14,542        779    5.36%       25,374      1,322    5.21%       30,489      1,802    5.91%
  U.S. Government
    agencies...............     158,126      8,823    5.58%      138,173      8,726    6.32%      146,841      9,623    6.55%
  State and Municipal......     201,552     15,028    7.46%      191,773     14,336    7.48%      163,289     12,628    7.73%
  Other....................     162,685      9,305    5.72%      138,271      8,755    6.33%      111,992      6,882    6.15%
                             ----------   --------   -----    ----------   --------    ----    ----------   --------    ----
  Total securities.........     536,905     33,935    6.32%      493,591     33,139    6.71%      452,611     30,935    6.83%
                             ----------   --------   -----    ----------   --------    ----    ----------   --------    ----
Loans:
  Commercial...............     683,497     47,049    6.88%      552,534     43,527    7.88%      501,154     43,057    8.59%
  Consumer.................     284,469     21,149    7.43%      279,057     23,346    8.37%      267,834     23,151    8.64%
  Residential mortgages....     109,929      8,152    7.42%      154,083     12,147    7.88%      162,335     12,920    7.96%
  Leases...................      83,498      6,906    8.27%       85,483      7,309    8.55%       75,471      6,517    8.64%
  Finance receivables......      84,513     11,045   13.07%           --         --      --            --         --      --
                             ----------   --------   -----    ----------   --------    ----    ----------   --------    ----
  Total loans..............   1,245,906     94,301    7.57%    1,071,157     86,329    8.06%    1,006,794     85,645    8.51%
                             ----------   --------   -----    ----------   --------    ----    ----------   --------    ----
Total interest earning
  assets...................   1,838,451    129,135    7.02%    1,629,482    121,569    7.46%    1,488,459    118,477    7.96%
                             ----------   --------   -----    ----------   --------    ----    ----------   --------    ----
Allowance for loan
  losses...................     (12,423)                         (11,374)                         (11,779)
Cash and due from banks....      54,057                           47,915                           64,579
Other noninterest earning
  assets...................     155,796                          111,390                           87,348
                             ----------                       ----------                       ----------
TOTAL ASSETS...............  $2,035,881                       $1,777,413                       $1,628,607
                             ==========                       ==========                       ==========
LIABILITIES AND
  STOCKHOLDERS' EQUITY:
Interest-bearing
  liabilities:
  Demand deposits..........  $  494,778   $  5,038    1.02%   $  435,199   $  8,606    1.98%   $  413,486   $ 11,930    2.89%
  Saving deposits..........     186,403      1,973    1.06%      167,978      3,520    2.10%      138,262      2,786    2.02%
  Time deposits............     742,198     31,163    4.20%      689,797     37,486    5.43%      635,765     35,929    5.65%
  Borrowed funds...........     209,658     10,443    4.98%      143,216      7,662    5.35%      129,174      7,856    6.08%
                             ----------   --------   -----    ----------   --------    ----    ----------   --------    ----
Total interest-bearing
  liabilities..............   1,633,037     48,617    2.98%    1,436,190     57,274    3.99%    1,316,687     58,501    4.44%
                             ----------   --------   -----    ----------   --------    ----    ----------   --------    ----
Demand deposits............     186,860                          168,678                          158,560
Other liabilities..........      35,355                           24,533                           25,825
Stockholders' equity.......     180,629                          148,012                          127,535
                             ----------                       ----------                       ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY.....  $2,035,881                       $1,777,413                       $1,628,607
                             ==========                       ==========                       ==========
Net interest rate spread...                           4.04%                            3.47%                            3.52%
Net interest income (FTE)/
  net interest margin......                 80,518    4.38%                  64,295    3.95%                  59,976    4.03%
Interest recovery on
  charged-off loan.........                    419                               --                               --
                                          --------                         --------                         --------
                                            80,937                           64,295                           59,976
Taxable-equivalent
  adjustment...............                 (5,963)                          (5,653)                          (5,158)
                                          --------                         --------                         --------
Net interest income........               $ 74,974                         $ 58,642                         $ 54,818
                                          ========                         ========                         ========

Yields on tax-exempt assets have been computed on a fully taxable equivalent basis assuming a 35% tax rate.

For yield calculation purposes, nonaccruing loans are included in the average loan balance.

     The increase in net interest income of $4,319,000 from 2000 to 2001 was principally due to increases in average interest-earning assets, offset somewhat by a declining net interest rate spread. Average earning assets grew 9.5% while net interest margin declined 8 b.p.

     Several factors had an impact on 2001's net interest margin:

     - Rapidly falling interest rate environment during the year caused the downward repricing of interest-earning assets more rapidly than interest-bearing liabilities;

     - Less profitable interest-earning mix, in which federal funds sold carried significantly higher balances as the corporation tried to increase liquidity to fund loan growth; and

     - Increased reliance on third-party borrowings to fund both finance and operating leases.

TABLE 2 -- ANALYSIS OF CHANGES IN NET INTEREST INCOME

     The rate-volume variance analysis set forth in the table below, which is computed on a taxable equivalent basis, compares changes in net interest income for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated to change in rate.

                                            2002 VERSUS 2001              2001 VERSUS 2000
                                           DUE TO CHANGES IN             DUE TO CHANGES IN
                                      ----------------------------   --------------------------
                                      VOLUME      RATE      TOTAL    VOLUME    RATE      TOTAL
                                      -------   --------   -------   ------   -------   -------
Interest income:
  Federal funds sold................  $  (372)  $   (818)  $(1,190)  $2,320   $(2,066)  $   254
  Other short-term investments......       89       (101)      (12)       3       (53)      (50)
  Securities........................    2,908     (2,112)      796    2,801      (597)    2,204
  Loans.............................   14,084     (6,112)    7,972    5,475    (4,791)      684
                                      -------   --------   -------   ------   -------   -------
  Total interest income.............   16,709     (9,143)    7,566   10,599    (7,507)    3,092
                                      -------   --------   -------   ------   -------   -------
Interest expense:
  Interest-bearing demand...........    1,178     (4,746)   (3,568)     626    (3,950)   (3,324)
  Savings deposits..................      386     (1,933)   (1,547)     599       135       734
  Time deposits.....................    2,848     (9,171)   (6,323)   3,054    (1,497)    1,557
  Borrowed funds....................    3,555       (774)    2,781      854    (1,048)     (194)
                                      -------   --------   -------   ------   -------   -------
  Total interest expense............    7,967    (16,624)   (8,657)   5,133    (6,360)   (1,227)
                                      -------   --------   -------   ------   -------   -------
Net interest income.................  $ 8,742   $  7,481   $16,223   $5,466   $(1,147)  $ 4,319
                                      =======   ========   =======   ======   =======   =======

     For yield calculation purposes, nonaccruing loans are included in the average loan balances.

PROVISION FOR LOAN LOSSES

     The provision for loan losses charged against earnings was $2,095,000 in 2002, compared to $1,217,000 in 2001 and $605,000 in 2000. Sterling adjusts the provision for loan losses periodically as deemed necessary to maintain the allowance at a level deemed to meet the risk characteristics of the loan portfolio. The $878,000, or 72%, increase in the provision for loan losses during 2002 compared to 2001, was reflective of increases in non-performing loans and non-performing assets, increases in loans and leases outstanding, changes in other factors that impact the inherent risks in the portfolio.

     See further discussion in "Asset Quality" below.

NONINTEREST INCOME

     Details of noninterest income follow:

TABLE 3 - NONINTEREST INCOME

                                       2002 VERSUS 2001               2001 VERSUS 2000
                                       ----------------               -----------------
                              2002     AMOUNT      %         2001     AMOUNT       %       2000
                              ------   -------   ------     -------   -------   -------   -------
Income from fiduciary
  activities...............  $ 4,227   $    61      1.5%    $ 4,166   $  224       5.7%   $ 3,942
Service charges on deposit
  accounts.................    4,990        93      1.9%      4,897      176       3.7%     4,721
Other service charges,
  commissions and fees.....    5,156       968     23.1%      4,188      548      15.1%     3,640
Mortgage banking income....    3,103       881     39.6%      2,222    1,388     166.4%       834
Gain on sale of real
  estate...................        -       (21)  (100.0)%        21     (322)    (93.9)%      343
Rental income on operating
  property.................   25,752     1,433      5.9%     24,319    2,140       9.6%    22,179
Other operating income.....    2,038       636     45.4%      1,402      244      21.1%     1,158
Securities gains
  (losses).................     (460)   (3,170)  (117.0)%     2,710    2,019     292.2%       691
                             -------   -------   ------     -------   ------    ------    -------
Total......................  $44,806   $   881      2.0%    $43,925   $6,417      17.1%   $37,508
                             =======   =======   ======     =======   ======    ======    =======

     Noninterest income was $44,806,000 for the year ended December 31, 2002, a
2.0 % increase over 2001. For the year ended December 31, 2001, noninterest income was $43,925,000, an increase of 17.1 % over 2000 totals.

     Income from fiduciary activities, which includes both institutional trust and personal wealth management services, grew to $4,227,000 for the year ended December 31, 2002, up from $4,166,000, or 1.5% in 2001 and $3,942,000 in 2000.
At December 31, 2002, Sterling had total assets under administration of approximately $918 million compared to $980 million at the end of 2001 and $887 million at the end of 2000. These numbers include assets under management of $671 million, $737 million, and $662 million at December 31, 2002, 2001 and 2000. The positive effects of new business development, which increased the number of trust customers and related fees, offset the decline in fees resulting from market declines that occurred in the past two years, and that had a negative impact on fee-based income.

     Management believes that wealth management business represents a continued growth opportunity for the corporation. Through the formation of a separate trust company, Sterling Financial Trust Company, Sterling believes it will be able to increase revenue generation opportunities, while increasing operating efficiencies.

     Other service charges, commissions and fees were $5,156,000 in 2002, a 23.1% increase over 2001's total of $4,188,000. In the latter part of 2001, Sterling entered into an agreement to partner with an independent securities broker-dealer to grow mutual fund and annuity fee based commissions. As a result of a more concentrated sales effort, combined with a more competitive commission fee structure, mutual fund and annuity commissions have increased approximately $690,000 over 2001. In addition, other service charges and fees have increased due to continued growth in customer debit card usage and higher volumes of customers enrolled in cash management programs. The increase in income noted during 2001 and 2000 resulted from increased customer debit card usage and higher volumes of customers enrolled in cash management programs.

     Mortgage banking income was $3,103,000 in 2002, compared to $2,222,000 in 2001 and $834,000 in 2000. Mortgage banking income has been favorably influenced by the trend noted in the financial services industry, which has seen an increased volume of mortgage loan originations/refinancing during the past two years, as interest rates have dropped significantly to 40-year lows. As a result of the rate environment, mortgage banking income increased throughout 2002, despite accelerated amortization of mortgage servicing rights, and related impairment charges that have resulted from faster prepayment speeds.

     Rental income on operating leases has increased 5.9% from $24,319,000 in 2001 to $25,752,000 in 2002. This follows an increase of 9.6 % in 2001 over 2000 results. The increase in rental income is primarily due to an increase in the number of units under operating leases, which were 6,214, 5,864, and 5,330 as of December 31, 2002, 2001, and 2000. Sterling recognizes that leasing operations represent a growth opportunity and has committed resources to expand this line of business.

     Other operating income was $2,038,000 for the year ended December 31, 2002, an increase of $636,000, or 45.4%, over 2001's operating income of $1,402,000. The increase in other income is primarily the result of the continued growth in insurance related revenues which increased $125,000 over 2001, as well as increased handling charges on the lease portfolio. The 2001 increase is primarily attributable to the increased revenues generated from Sterling's reinsurance credit life and disability activities that began in 2001.

     Securities gains and losses, all from the available-for-sale portfolio, are summarized as follows:

NET REALIZED GAINS (LOSSES):                                   2002      2001    2000
----------------------------                                  -------   ------   ----
Debt securities
  Gains.....................................................  $   706   $  728   $291
  Losses....................................................     (766)     (51)  (136)
                                                              -------   ------   ----
                                                                  (60)     677    155
                                                              -------   ------   ----
Equity securities
  Gains.....................................................      814    2,442    751
  Losses....................................................   (1,214)    (409)  (215)
                                                              -------   ------   ----
                                                                 (400)   2,033    536
                                                              -------   ------   ----
                                                              $  (460)  $2,710   $691
                                                              =======   ======   ====

     Gains and losses on debt securities are realized as part of ongoing investment portfolio and balance sheet management strategies. In 2002, Sterling experienced net losses on the debt security portfolio of $60,000, versus net gains of $677,000 in 2001 and $155,000 in 2000.

     Equity security gains and losses are generated primarily through Sterling's equity portfolio of financial institution sector stocks. Net securities losses on equities were $400,000 for the year ended December 31, 2002 versus securities gains of $2,033,000 in 2001 and $536,000 in 2000. Gains are taken as the result of ongoing asset liability management strategies, and capitalizing on appreciated values on certain equity security portfolio positions. During 2002, Sterling took approximately $1,160,000 in other than temporary impairment charges in the financial institution portfolio, which has experienced significant market declines in 2002. Offsetting the impairment charges were $814,000 in securities gains realized.

NONINTEREST EXPENSE

Details of noninterest expense follow:

TABLE 4 - NONINTEREST EXPENSE

                                                     2002 VERSUS 2001             2001 VERSUS 2000
                                                     ----------------             -----------------
                                            2002      AMOUNT      %      2001     AMOUNT       %       2000
                                            ------   --------   -----   -------   -------   -------   -------
Salaries and employee benefits...........  $36,860   $ 5,870    18.9%   $30,990   $3,211      11.6%   $27,779
Net occupancy............................    4,209       383    10.0%     3,826      395      11.5%     3,431
Furniture & equipment....................    5,762       681    13.4%     5,081      471      10.2%     4,610
Professional services....................    2,845       433    18.0%     2,412      453      23.1%     1,959
Depreciation on operating lease assets...   20,902     1,685     8.8%    19,217    1,748      10.0%    17,469
Merger related and restructuring costs...       --        --      --         --   (2,898)   (100.0)%    2,898
Other....................................   15,344     1,698    12.4%    13,646    1,589      13.2%    12,057
                                           -------   -------    ----    -------   ------    ------    -------
  Total..................................  $85,922   $10,750    14.3%   $75,172   $4,969       7.1%   $70,203
                                           =======   =======    ====    =======   ======    ======    =======

     The largest component of noninterest expense is salaries and employee benefits, which increased $5,870,000 or 18.9%, to $36,860,000 in 2002, after increasing $3,211,000 or 11.6% in 2001. The increase in salaries and employee benefits during 2002 is attributable to the following factors:

     - Unusual expenses of $1,785,000 related to: the termination of the qualified non-contributory pension plan of approximately $270,000, severance arrangements of approximately $1,140,000, and $375,000 in compensation expense related to the modification of terms on stock options granted to severed employees. (No similar charges were taken in 2001);

     - Normal merit increases to existing employees, coupled with replacing positions at higher wages than previously earned;

     - Increased number of employees, the result of branch expansion during the year and to support increased transaction volumes associated with a growing organization;

     - Incremental salaries and benefits associated with the Equipment Finance, Inc. acquisition;

     - Increased health and welfare benefits costs, consistent with national trends; and

     - Higher incentive accruals resulting from the corporation's performance levels during 2002 exceeding that achieved in 2001.

     The $3,211,000 increase in salary and employee benefits in 2001 over 2000 was the result of normal merit increases; additional staffing needs for branch expansion; increases in employee benefit costs; and redundancies in a limited number of positions, as operations relocated from Hanover and Northeast to Lancaster.

     Net occupancy expense was $4,209,000 in 2002, $3,826,000 in 2001 and $3,431,000 in 2000. The 10.0% increase experienced in 2002 was primarily the result of a larger branch network, expansion and renovations made at certain existing office locations to better serve our customer's needs. Similarily, the 11.5% increase in 2001 over 2000 was primarily the result of several branches that opened throughout 2000, which were fully operational for the entire 2001 year.

     The 13.4%, or $681,000 increase in furniture and equipment expense during 2002 versus 2001 was the result of an increase in number of office locations, as well as higher depreciation and service contract charges that resulted from the enhanced operating system that Sterling converted to in 2001. Similarly, the $471,000, or 10.2% increase in furniture and equipment expense during 2001 versus 2000 was the result of the increased number of office locations, as well as the increased maintenance costs associated with more sophisticated methods to deliver our services to our customer base.

     Professional service expense was $2,845,000 for the year ended December 31, 2002, an 18.0% increase over 2001 results. This followed a 23.1% increase in professional service expense in 2001 as compared to 2000.

Approximately $300,000 of the 2002 increase can be attributed to professional fees related to the conversion of a non-bank affiliate from a C-corporation to a limited liability corporation. The remainder of the increase in 2002 can be attributed to long-term strategic planning efforts, combined with increased professional services for implementation of corporate governance issues that have resulted from the Sarbanes-Oxley Act. The 23.1% increase in professional service expense in 2001 over 2000 can be attributed to Sterling's increased reliance on services outsourced to third parties who can bring a greater degree of knowledge to the organization; temporary contracted professional resources to assist in the core processing conversions that took place in 2001; and legal and other consulting fees associated with the formation of two new business ventures.

     Depreciation on operating lease assets were $20,902,000 in 2002, $19,217,000 in 2001, and $17,469,000 in 2000. The increase is consistent with the growth noted in rental income on operating leases. Depreciation expense on leased property increased to 81% of rental income on operating leases compared to 79% for 2001 and 2000.

     During the third quarter of 2000, Sterling completed its merger with Hanover Bancorp, Inc. and incurred $2,898,000 of merger related and restructuring charges. The direct costs that resulted from the merger were $1,426,000, and consisted principally of legal, accounting, investment advising fees, as well as regulatory filing fees and other miscellaneous expenses. In addition, Sterling incurred restructuring costs of $1,472,000, which primarily consists of severance and related benefits, professional fees, termination fees related to non-cancelable service contracts and asset write-offs related to conversion of the banking subsidiaries into a common core processing system. The conversion to the new core processing system and resulting reduction in the workforce resulted in net annual savings of approximately $1.5 million, of which approximately one-third was realized in 2001 and the full amount was realized in 2002.

     The following summarizes the restructuring expenses charged to operations during 2000, and the remaining restructuring accrual balance at December 31, 2002. The remainder of the accrual will be paid out in the first quarter of 2003.

                                                              INITIAL   REMAINING
                                                              EXPENSE    ACCRUAL
                                                              -------   ---------
Employee termination........................................  $  718       $27
Asset disposal/write-downs..................................     334        --
Noncancelable contracts.....................................     312        --
Professional fees...........................................      88        13
Other.......................................................      20        --
                                                              ------       ---
                                                              $1,472       $40
                                                              ======       ===

     Other noninterest expense totaled $15,344,000 during 2002 versus $13,646,000 in 2001 and $12,057,000 in 2000. Significant expense components in this category include marketing and advertising, postage, lending related activities, investor/shareholder relations, taxes other than income, and insurance related activities. The increase in expense noted during 2002 and 2001 was the direct result of Sterling's overall growth, which results in increases in these types of expenses as well.

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

     Sterling's efficiency ratio, excluding unusual items such as securities activities, restructuring charges, severance and other infrequent items, was 60.8%, 64.5%, and 63.1% for the years ended December 31, 2002, 2001 and 2000.
The improvement noted in Sterling's 2002 efficiency ratio is primarily driven by the increase in net interest income, combined with a centralized operations function, which allowed for the elimination of redundant costs associated with running the three bank affiliates on different operating systems. The centralized operations function allows for better utilization of fixed costs, such as premises and equipment, and variable costs, which includes employee resources. In 2001, Sterling's efficiency ratio slipped, the result of margin compression, combined with redundant data processing costs as the bank affiliates were converting to a new computer system.

     INCOME TAXES

     Sterling recognized income taxes of $7,018,000, $5,844,000 and $4,951,000 for the years ended December 31, 2002, 2001 and 2000. The effective tax rate, which measures income tax expense as a percent of pre-tax income, totaled 22.1%, 22.3% and 23.0% for the years ended December 31, 2002, 2001, and 2000.

     Sterling's effective tax rate is less than the 35% federal statutory rate, primarily due to tax-exempt loan and security income, tax credits associated with low-income housing projects, offset by certain non-deductible expenses and state income taxes.

     Although Sterling's 2002 effective tax rate did not deviate much from 2001, the composition of the expense has changed. During 2002, Sterling reversed a $1,200,000 deferred state tax liability that resulted when a non-bank Sterling affiliate converted from a C-corporation to a limited liability corporation. Offsetting the state tax benefit realized on the limited liability conversion was higher state income tax expense contributed by Sterling's commercial finance segment.

     The 2000 effective tax rate was somewhat higher than 2002 and 2001 as result of non-deductible merger expenses.

     FINANCIAL CONDITION

     Average earning assets increased in 2002 to $1,838,451,000 from $1,629,482,000 in 2001 and $1,488,459,000 in 2000. Solid growth in the commercial loans portfolio and the addition of $84,513,000 in finance receivables associated with the acquisition of Equipment Finance, Inc. contributed greatly to the increase in average earning assets. Additionally, Sterling's security portfolio increased over the last three years, as a result of its funding exceeding the loan demand. Offsetting the increases was a $44,154,000 decline in average residential mortgages. Average funding sources, or interest bearing liabilities, increased in 2002 to $1,633,037,000 from $1,436,190,000 in 2001 and $1,316,687,000 in 2000.

     INVESTMENT SECURITIES

     Sterling utilizes investment securities to generate interest and dividend income, assist in managing interest rate risk, and to provide liquidity to the parent company and affiliates. Strong deposit growth and additional third party borrowings used to capitalize on the low interest rate environment outpaced loan and lease growth during 2002, resulting in the excess funds being invested in the securities portfolio. Much of the securities growth was in tax-free municipal portfolio, which provided competitive tax adjusted yields during 2002, and as a result of the sluggish national economy, Sterling elected to shift a portion of its securities portfolio from corporate securities, to safer and lower risk-weighted agency securities, during 2002.

     At December 31, 2002, the securities balance included net unrealized gains on available-for-sale securities of $23,695,000, versus net unrealized gains of $8,357,000 at December 31, 2001. The reduction in interest rates led to the increased appreciation in the fair value of securities during 2002, combined with a steepening interest yield curve during 2002 compared to 2001.

TABLE 5 -- INVESTMENT SECURITIES

     The following table shows the amortized cost of the held-to-maturity securities owned by Sterling as of the dates indicated. Securities are stated at cost adjusted for amortization of premiums and accretion of discounts.

                                                                 DECEMBER 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
U.S. Government agencies................................  $    --   $   109   $   604
States and political subdivision........................   27,123    33,757    39,151
Mortgage-backed securities..............................      450       497       676
Corporate securities....................................    1,126     1,540     2,866
                                                          -------   -------   -------
  Subtotal..............................................   28,699    35,903    43,297
Non-marketable equity securities........................    7,897     5,885     7,788
                                                          -------   -------   -------
  Total.................................................  $36,596   $41,788   $51,085
                                                          =======   =======   =======

     The following table shows the amortized cost and fair value of the available-for-sale securities owned as of the dates indicated.

                                                           DECEMBER 31,
                                ------------------------------------------------------------------
                                        2002                   2001                   2000
                                --------------------   --------------------   --------------------
                                AMORTIZED     FAIR     AMORTIZED     FAIR     AMORTIZED     FAIR
                                  COST       VALUE       COST       VALUE       COST       VALUE
                                ---------   --------   ---------   --------   ---------   --------
U.S. Treasury securities......  $ 11,825    $ 12,176   $ 15,188    $ 15,685   $ 35,835    $ 35,986
U.S. Government agencies......   106,792     110,024     87,714      89,569     70,711      70,988
States and political
  subdivisions................   191,383     200,497    164,357     164,746    139,343     139,064
Mortgage-backed securities....    74,317      76,603     57,232      57,781     73,447      72,812
Corporate securities..........   135,270     140,535    148,734     151,044    100,407     100,698
                                --------    --------   --------    --------   --------    --------
Subtotal......................   519,587     539,835    473,225     478,825    419,743     419,548
Equity securities.............     8,414      11,861      9,373      12,130     11,702      15,748
                                --------    --------   --------    --------   --------    --------
Total.........................  $528,001    $551,696   $482,598    $490,955   $431,445    $435,296
                                ========    ========   ========    ========   ========    ========

     All Sterling mortage-backed securities are those of U.S. Government agencies.

TABLE 6 -- INVESTMENT SECURITIES (YIELDS)

     The following table shows the maturities of held-to-maturity debt securities at amortized cost as of December 31, 2002, and approximate weighted average yields of such securities. Yields on states and political subdivision securities are shown on a tax equivalent basis, assuming a 35% federal income tax rate.

                                               OVER 1 THRU 5    OVER 5 THRU 10
                           1 YEAR AND LESS         YEARS             YEARS        OVER 10 YEARS         TOTAL
                           ----------------   ---------------   ---------------   --------------   ---------------
                           AMOUNT    YIELD    AMOUNT    YIELD   AMOUNT    YIELD   AMOUNT   YIELD   AMOUNT    YIELD
                           -------   ------   -------   -----   -------   -----   ------   -----   -------   -----
States and political
  subdivisions...........   $ --        --%   $ 9,433   7.37%   $16,550   7.15%   $1,140   8.01%   $27,123   7.26%
Mortgage-backed
  securities.............     --        --%       228   7.19%       173   7.38%       49   7.52%       450   7.30%
Corporate securities.....    115      2.00%       500   6.05%        --     --%      511   7.59%     1,126   6.33%
                            ----      ----    -------   ----    -------   ----    ------   ----    -------   ----
Total....................   $115      2.00%   $10,161   7.30%   $16,723   7.15%   $1,700   7.87%   $28,699   7.23%
                            ====      ====    =======   ====    =======   ====    ======   ====    =======   ====

     The following table shows the maturities of available-for-sale debt securities at fair value as of December 31, 2002, and approximate weighted average yields of such securities. Yields on states and political subdivision securities are shown on a tax equivalent basis assuming a 35% federal income tax rate.

                                           OVER 1 THRU       OVER 5 THRU 10
                       1 YEAR AND LESS       5 YEARS             YEARS          OVER 10 YEARS          TOTAL
                       ---------------   ----------------   ----------------   ----------------   ----------------
                       AMOUNT    YIELD    AMOUNT    YIELD    AMOUNT    YIELD    AMOUNT    YIELD    AMOUNT    YIELD
                       -------   -----   --------   -----   --------   -----   --------   -----   --------   -----
U. S. Treasury
  securities.........  $ 6,608   5.80%   $  4,702   3.98%   $    866   3.87%         --     --%   $ 12,176   4.96%
U.S. Government
  agencies...........   14,754   5.65%     75,001   4.16%     17,471   5.66%      2,798   5.47%    110,024   4.63%
States and political
  subdivisions.......    2,873   6.62%     21,583   6.38%     43,738   6.48%    132,303   6.91%    200,497   6.75%
Mortgage-backed
  securities.........       51   5.72%      9,639   4.50%     29,354   4.58%     37,559   6.06%     76,603   5.29%
Corporate
  securities.........   25,004   6.27%     99,982   5.57%     10,693   5.42%      4,856   4.00%    140,535   5.63%
                       -------   ----    --------   ----    --------   ----    --------   ----    --------   ----
Total................  $49,290   6.04%   $210,907   5.07%   $102,122   5.66%   $177,516   6.63%   $539,835   5.78%
                       =======   ====    ========   ====    ========   ====    ========   ====    ========   ====

     There is no issuer of securities in which the aggregate book value of that issuer, other than securities of the U.S. Treasury, U.S. Government agencies or corporations, exceeds 10% of stockholders' equity.

LOANS

     Loans outstanding increased $197,855,000, or 18.0% in 2002, compared to 6.3% growth experienced in 2001. The growth in loans is consistent with a stable local economy, and continued demand for loans to support existing customers' growth. The commercial loan portfolio experienced strong growth during the period, increased by $90,806,000 or 15.2%. This growth trend is consistent with the trend noted in prior years, and is the result of actively marketing commercial services to professionals in the target market, leading to an increased referral base. Also contributing to loan growth was the addition of $115,200,000 in finance receivables acquired through Equipment Finance, Inc.

     Offsetting the commercial loan and finance receivables growth, was a $14,402,000 decrease in real estate mortgage loans. This is consistent with the trend of increasing our emphasis on commercial loan products, combined with holding fewer mortgage loans for portfolio; given the low interest rate environment. As mentioned previously, declining interest rates in 2002 resulted in a great deal of refinancings of portfolio loans. Given the low interest rates on newly originated loans, management has sold a higher percentage of mortgage loans in the secondary market than in the past in order to manage its interest rate risk position, and reduce its position of low yielding, long duration mortgage loans.

TABLE 7 -- LOAN PORTFOLIO

     The following table sets forth the composition of Sterling's loan portfolio as of the dates indicated:

                                                             DECEMBER 31,
                                      ----------------------------------------------------------
                                         2002         2001         2000        1999       1998
                                      ----------   ----------   ----------   --------   --------
Commercial, financial and
  agricultural......................  $  688,980   $  598,174   $  522,713   $456,958   $418,469
Real estate-construction............      19,504       19,710        9,665      9,127      8,164
Real estate-mortgage................     102,891      117,293      142,534    155,894    146,515
Consumer............................     284,016      279,139      279,645    263,356    247,855
Finance receivables (net of unearned
  income)...........................     115,200           --           --         --         --
Lease financing (net of unearned
  income)...........................      85,437       83,857       78,658     73,123     57,736
                                      ----------   ----------   ----------   --------   --------
Total...............................  $1,296,028   $1,098,173   $1,033,215   $958,458   $878,739
                                      ==========   ==========   ==========   ========   ========

TABLE 8 -- LOAN MATURITY AND INTEREST SENSITIVITY

     The following table sets forth the maturity of the loan portfolio as of December 31, 2002.

                                                         AFTER ONE
                                               WITHIN    BUT WITHIN   AFTER FIVE
                                              ONE YEAR   FIVE YEARS     YEARS       TOTAL
                                              --------   ----------   ----------   --------
Commercial, financial and agricultural......  $44,854     $169,460     $474,666    $688,980
Real estate-construction....................   14,626        1,033        3,845      19,504
                                              -------     --------     --------    --------
                                              $59,480     $170,493     $478,511    $708,484
                                              =======     ========     ========    ========

     Loans due after one year totaling $233,575,000 have variable interest rates. The remaining $415,429,000 in loans have fixed rates.

ASSET QUALITY

     Sterling's loan portfolios are subject to varying degrees of credit risk. Credit risk is mitigated through prudent underwriting standards, on-going credit review, and monitoring and reporting asset quality measures. Additionally, loan portfolio diversification, limiting exposure to a single industry or borrower, and requiring collateral also reduces Sterling's credit risk.

     Sterling's commercial, consumer and residential mortgage loans are principally to borrowers in south central Pennsylvania and northern Maryland. As the majority of Sterling's loans are located in this area, a substantial portion of the debtor's ability to honor their obligations may be affected by the level of economic activity in the market area. Sterling's finance receivables are primarily to customers in the eastern part of the United States to finance forestry and land clearing equipment.

     The unemployment rate in Sterling's market area remained below the national average during 2002. Additionally, reasonably low interest rates, a stable local economy and minimal inflation continued to support favorable economic conditions in the area.

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

TABLE 9 -- NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

     The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans:

                                                                  DECEMBER 31,
                                                   -------------------------------------------
                                                    2002      2001     2000     1999     1998
                                                   -------   ------   ------   ------   ------
Nonaccrual loans.................................  $10,643   $6,707   $3,102   $  771   $1,425
Accruing loans, past due 90 days or more.........      545    1,562    1,145      882    1,079
Restructured loans...............................      521      531    1,851    1,961    1,993
                                                   -------   ------   ------   ------   ------
  Total non-performing loans.....................   11,709    8,800    6,098    3,614    4,497
Foreclosed Assets................................      293       74      469      504      261
                                                   -------   ------   ------   ------   ------
  Total non-performing assets....................  $12,002   $8,874   $6,567   $4,118   $4,758
                                                   =======   ======   ======   ======   ======
Nonaccrual loans:
  Interest income that would have been recorded
     under original terms........................  $   458   $  429   $  196   $   98   $  138
  Interest income recorded.......................       60       43       94        8       22
Ratios:
Non-performing loans to total loans..............     0.90%    0.80%    0.59%    0.38%    0.51%
Non-performing assets to total loans and
  foreclosed assets..............................     0.93%    0.81%    0.64%    0.43%    0.54%
Non-performing assets to total assets............     0.48%    0.48%    0.38%    0.26%    0.32%

     As of December 31, 2002, non-performing assets were $12,002,000 an increase of $3,128,000 or 35.3% from December 31, 2001. The increase in nonaccrual loans is primarily the result of three large credits that moved into nonaccrual status during the second half of 2002. One of these loans is fully secured by real estate, while the other loans are partially secured by the business assets and personal guarantees. Although the percentage increase in non-performing loans exceeds the increase in total loans, which results in an increase in non-performing loans to loans outstanding, Sterling's ratio is still consistent with peer group.

     Potential problem loans are defined as performing loans that have characteristics that cause management to have serious doubts as to the ability of the borrower to perform under present loan repayment terms and that may result in the reporting of these loans as nonperforming loans in the future. Total potential problem loans approximated $1.2 million at December 31, 2002. Additionally, outstanding letter of credit commitments totaling approximately $1.4 million could result in potential problem loans, if drawn upon. The majority of these loans are secured by real estate with acceptable loan-to-value ratios.

ALLOWANCE FOR LOAN LOSSES

     Sterling maintains the allowance for loan losses at a level that management believes adequate to absorb potential losses inherent in the loan portfolio and is established through a provision for loan losses charged to earnings. Additionally, when Sterling acquires a company in a purchase business combination, the acquired allowance is combined with Sterling's existing allowance. Quarterly, the company utilizes a defined methodology in determining the adequacy of the allowance for loan losses. This methodology considers specific credit reviews, past loan loss historical experience, and qualitative factors. The application of this methodology was recently enhanced and results in an allowance consisting of two components, "allocated" and "unallocated."

     Management assigns internal risk ratings to all commercial relationships with aggregate borrowings or commitments to extend credit in excess of $100,000. Using migration analysis for the previous eight quarters, management develops a loss factor test, which it then uses to estimate losses on impaired loans, potential problem loans and non-classified loans. When management finds loans with uncertain collectibility of principal and interest, it places those loans on the "problem list," and evaluates them on a quarterly basis in order to estimate potential losses. Management's analysis considers:

     - Adverse situations that may affect the borrower's ability to repay;

     - Estimated value of underlying collateral; and

     - Prevailing market conditions.

     If management determines that a specific reserve allocation is not required, it assigns the general loss factor based on historical performance to determine the reserve. For homogeneous loan types, such as consumer and residential mortgage loans, management bases specific allocations on the average loss ratio for the previous two years for each specific loan pool. Additionally, management adjusts projected loss ratios for other factors, including the following:

     - Trends in delinquency levels;

     - Trends in non-performing and potential problem loans;

     - Trends in composition, volume and terms of loans;

     - Effects in changes in lending policies or underwriting procedures;

     - Experience ability and depth of management;

     - National and local economic conditions;

     - Concentrations in lending activities; and

     - Other factors as management may deems appropriate.

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

     Management believes this methodology accurately reflects losses inherent in the portfolio. Management charges actual loan losses to the allowance for loan losses. Management periodically updates this methodology, which reduces the difference between actual losses and estimated losses. Management recently enhanced the application of the methodology to more appropriately reflect the risk associated with the factors indicated above.

     Management bases the provision for loan losses on the overall analysis taking the methodology into account.

     A summary of the activity in the allowance for loan losses is as follows:

TABLE 10 -- SUMMARY OF LOAN LOSS EXPERIENCE

                                                          YEARS ENDED DECEMBER 31,
                                               -----------------------------------------------
                                                2002      2001      2000      1999      1998
                                               -------   -------   -------   -------   -------
Beginning balance............................  $11,071   $11,716   $11,875   $11,475   $11,050
                                               -------   -------   -------   -------   -------
Allowance acquired in acquisition............      837        --        --        --        --
                                               -------   -------   -------   -------   -------
Loans charged off during year:
  Commercial, financial and agricultural.....      485     1,152       568       350       584
  Real estate mortgage.......................      210         1        53       107       116
  Consumer...................................      961       864       459       661     1,328
  Lease financing............................      429       577       101        31        54
  Finance receivables........................       85        --        --        --        --
                                               -------   -------   -------   -------   -------
  Total charge-offs..........................    2,170     2,594     1,181     1,149     2,082
                                               -------   -------   -------   -------   -------
Recoveries:
  Commercial, financial and agricultural.....      823       436        95       198       112
  Real estate mortgage.......................        2        --        10        --        34
  Consumer...................................      269       269       301       247       317
  Lease financing............................       24        27        11        44        28
  Finance receivables........................        2        --        --        --        --
                                               -------   -------   -------   -------   -------
  Total recoveries...........................    1,120       732       417       489       491
                                               -------   -------   -------   -------   -------
Net loans charged off........................    1,050     1,862       764       660     1,591
Provision for loan losses....................    2,095     1,217       605     1,060     2,016
                                               -------   -------   -------   -------   -------
Balance at end of year.......................  $12,953   $11,071   $11,716   $11,875   $11,475
                                               =======   =======   =======   =======   =======
Ratio of net loans charged off to average
  loans outstanding..........................     0.08%     0.17%     0.08%     0.07%     0.18%
Ending allowance for loan losses to net loans
  charged off................................    12.3X      5.9x     15.3x     18.0x      7.2x
Net loans charged off to provision for loan
  losses.....................................     50.1%    152.9%    126.2%     62.3%     78.9%
Allowance for loan losses as a percent of
  total loans outstanding....................     1.00%     1.01%     1.13%     1.24%     1.31%
Allowance for loan losses as a percent of
  non-performing loans.......................    110.6%    125.8%    192.1%    328.6%    255.2%

     The allowance for loan losses increased $1,882,000 from $11,071,000 at December 31, 2001, to $12,953,000 at December 31, 2002. The allowance represents 1.00% of loans outstanding at December 31, 2002, versus 1.01% as of the prior year-end.

     Net charge-offs were $1,050,000 for the year ended December 31, 2002, versus $1,862,000 in 2001, a decrease of 43.6%. A primary reason for the decrease in charge-offs was a recovery of approximately $600,000 in insurance proceeds. This recovery represents a large portion of the loans charged off in 2001, that resulted from loans made to a customer under fraudulent representations from them. Excluding the affect of this 2001 chargeoff and subsequent 2002 recovery, commercial loan net charge-offs increased $146,000 in 2002 v. 2001. Additionally, both consumer and residential mortgage loan charge-offs increased, primarily the result of increasing unemployment and bankruptcies.

     Despite the slight improvement in overall charge-offs, Sterling increased its provision for loan losses to $2,095,000 in order to maintain the adequacy of the reserve, due primarily to increased non-performing assets and higher levels of outstanding loans and leases. Also, as a result of the Equipment Finance, Inc. acquisition, Sterling added $837,000 to its allowance for loan losses.

TABLE 11 -- ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                                      YEARS ENDED DECEMBER 31,
                       ---------------------------------------------------------------------------------------
                            2002              2001              2000              1999              1998
                       ---------------   ---------------   ---------------   ---------------   ---------------
                                 LOANS             LOANS             LOANS             LOANS             LOANS
                                 % TO              % TO              % TO              % TO              % TO
                                 TOTAL             TOTAL             TOTAL             TOTAL             TOTAL
                       AMOUNT    LOANS   AMOUNT    LOANS   AMOUNT    LOANS   AMOUNT    LOANS   AMOUNT    LOANS
                       -------   -----   -------   -----   -------   -----   -------   -----   -------   -----
Commercial, financial
  and agricultural...  $ 8,355     53%   $ 6,751     54%   $ 7,816     50%   $ 6,821     48%   $ 5,825     47%
Real estate --
  mortgage and
  construction.......      138      9%       188     13%       255     15%       256     17%       291     18%
Consumer.............      962     22%       791     25%     1,283     27%     1,649     27%     1,585     28%
Leases...............    1,032      7%       617      8%       512      8%       638      8%       527      7%
Finance
  receivables........      854      9%        --     --         --     --         --     --         --     --
Unallocated..........    1,612      0%     2,724      0%     1,850      0%     2,511      0%     3,247      0%
                       -------    ---    -------    ---    -------    ---    -------    ---    -------    ---
Total................  $12,953    100%   $11,071    100%   $11,716    100%   $11,875    100%   $11,475    100%
                       =======    ===    =======    ===    =======    ===    =======    ===    =======    ===

     The allocation of the allowance for loan losses between the various loan portfolios has changed over the past few years, consistent with the historical net loss experience in each of the portfolios. Additionally, management enhanced the application of the allowance methodology in 2002, which served to more appropriately reflect the risk associated with the factors and resulted in a more refined allocation methodology. Consequently, a portion of the unallocated reserve was reclassified to the allocated reserve, without an increase in probable loan losses.

     The largest reserve allocation is to the commercial, financial and agricultural loan portfolio, which represents approximately 53% of the reserve balance. This reflects the increase in non-performing loans and non-performing assets, increases in loans, and changes in other factors that impact the inherent risks in the portfolio. This non-homogeneous loan portfolio, along with leases, continues to represent the greatest risk exposure to Sterling. The loans, generally, are larger than the remainder of the portfolio and the related collateral is not as marketable. Additionally, other external factors, such as competition for high rated credits, is also considered in allocating this reserve balance.

     During 1998, Sterling sold its credit card portfolio, which was included in the consumer loan category in determining the allocation of the allowance for loan losses. As a result of the sale of this portfolio, Sterling had seen an improvement in charge-offs in consumer loans in 1998 through 2000, which resulted in lower historical charge-off percentages used in developing the quantitative portion of the reserve allocation. As a result, the allocation of the allowance for loan losses to the consumer loan portfolio generally lowered from 1998 - 2001. As a result of the recent downturn in the economy and management's approach in more aggressively charging off consumer loans, Sterling has experienced a steady increase in net charge-offs during the last two years. This increase which led to higher historical charge-off percentages, combined with an increased qualitative adjustment, resulted in an increase in the consumer loan allocation in 2002.

     During 2002, the reserve allocation related to the lease portfolio has increased consistent with the trends noted in lease charge-offs during the last two years and continued uncertainty as to the impact of the economy on the slumping transportation industry and other factors that impact the inherent risks in the portfolio.

     The unallocated portion of the allowance reflects estimated inherent losses within the portfolio that have not been detected. The unallocated portion of the reserve is due to risk of error in the specific and general reserve allocations, other potential exposure in the loan portfolio, variances in management's assessment of national and local economic conditions, and other internal or external factors that management believes appropriate at the time.

     While management believes Sterling's allowance for loan losses is adequate based on information currently available, future adjustments to the reserve may be necessary due to changes in economic conditions, and management's assumptions as to future delinquencies or loss rates.

ASSETS HELD FOR OPERATING LEASES

     Assets held for operating leases, net of accumulated depreciation, were $63,291,000 at December 31, 2002, an increase of $4,295,000 from the December 31, 2001, balance of $58,996,000. Assets held for operating leases were $54,294,000 at December 31, 2000. The increase is a result of an increase in the number of units under operating leases, which were 6,214, 5,864, and 5,330 as of December 31, 2002, 2001, and 2000.

     Operating leases have residual value risk associated with them. Operating lease terms, including monthly rental payment and length of the lease, are established based upon the residual value, or the estimate of fair value of the leased asset at the end of the lease term. If, at the end of the lease term, the fair value of the leased property is less than the residual value calculated at lease origination, a loss on disposal could result. Sterling mitigates this risk through use of anticipated values published by various industries, and in some instances, discussions with industry experts. Further, the lease terms include provisions that the lessee shares the risk of loss on disposal of equipment, up to 50% of the residual value.

DEPOSITS

     Sterling continues to rely heavily on deposit growth as the primary source of funds for lending activities. Average deposits increased 10.20%, or $149 million, in 2002. This increase is consistent with the growth trend noted in 2001. This growth has been achieved through the development of products that meet the needs of our customers. In addition, deposits have grown as these consumers, who have lost confidence in the stock market, migrate to deposit products, which they generally regard as safer, more liquid investments. Sterling will continue to explore new products to meet the needs of customers, particularly in this low interest rate environment.

TABLE 12 - AVERAGE DEPOSIT BALANCES AND RATES PAID

     The following table summarizes the average amounts of deposits and rates paid for the years indicated:

                                                       YEARS ENDED DECEMBER 31,
                                       ---------------------------------------------------------
                                             2002                2001                2000
                                       -----------------   -----------------   -----------------
                                         AMOUNT     RATE     AMOUNT     RATE     AMOUNT     RATE
                                       ----------   ----   ----------   ----   ----------   ----
Noninterest-bearing demand
  deposits...........................  $  186,860     --   $  168,678     --   $  158,560     --
Interest-bearing demand deposits.....     494,778   1.02%     435,199   1.98%     413,486   2.89%
Savings deposits.....................     186,403   1.06%     167,978   2.10%     138,262   2.02%
Time deposits........................     742,198   4.20%     689,797   5.43%     635,765   5.65%
                                       ----------          ----------          ----------
Total................................  $1,610,239          $1,461,652          $1,346,073
                                       ==========          ==========          ==========

TABLE 13 -- DEPOSIT MATURITY

     The following table summarizes the maturities of time deposits of $100,000 or more as of the dates indicated:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Three months or less........................................  $ 25,798   $ 21,464
Over three through six months...............................    17,754     49,001
Over six through twelve months..............................    20,495     23,091
Over twelve months..........................................    77,333      9,369
                                                              --------   --------
Total.......................................................  $141,380   $102,925
                                                              ========   ========

BORROWINGS

     Short-term borrowings are comprised primarily of securities sold under agreements to repurchase, U.S. Treasury demand notes, borrowings from other financial institutions and lines of credit. As of December 31, 2002, short-term borrowings were $41,620,000, an increase of $21,335,000 from the December 31, 2001 balance of $20,285,000. This increase is primarily attributable to Sterling borrowing $25,000,000 under a line of credit to fund finance receivables, offset by a decrease of approximately $6,000,000 of short-term floating debt that was converted to fixed long-term debt.

     Long-term debt consists primarily of advances from the Federal Home Loan Bank and borrowings from other financial institutions to fund Sterling's growth in its finance and operating lease portfolios. Long-term debt was $155,478,000 at December 31, 2002, an increase of $35,385,000 from December 31, 2001. A majority of the long-term debt primarily occurred in the first half of 2002, and consisted primarily of three items. First, $15,000,000 was the result of the corporation's desire to lock in low interest rates and provide liquidity to its affiliates. Second, during the second quarter, the corporation leveraged the proceeds of the trust preferred by borrowing an additional $26,250,000. Finally, Sterling arranged a credit facility to fund the $9,000,000 cash consideration of the acquisition of Equipment Finance, Inc.

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

     In 2002, Sterling entered into an interest rate swap transaction with an aggregate notional amount of $25,000,000 with a term of four years, to hedge its cash flow requirements under the line of credit to fund finance receivables. According to the terms of the transaction, the corporation pays fixed-rate interest rate payments and receives floating-rate payments. The swap was entered into to hedge the corporation's exposure to higher interest rates on its variable-rate funding sources. At December 31, 2002, the fair value of the cash flow swap was a negative $1,875,000.

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

     One capital management strategy that Sterling employed during 2002 was the issuance of $20,000,000 of preferred capital securities through its wholly owned special purpose subsidiary trust, Sterling Financial Statutory Trust I. The proceeds from the preferred securities were invested in junior subordinated deferrable interest debentures of Sterling, at terms consistent with the preferred capital securities. Sterling's treatment of the preferred capital securities is consistent with long-term debt, and the related dividends being presented as interest expense. Dividends on the securities are variable at the rate equal to 3 month LIBOR, plus 360 basis points, and adjusts quarterly. The interest rate is 5.00% at December 31, 2002. The preferred securities must be redeemed upon maturity of the subordinated debentures in March 2032. Sterling's obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by Sterling of the Statutory Trust's obligations under the preferred capital securities. The preferred capital securities qualify for Tier 1 capital treatment for Sterling. As such, Sterling was able to increase regulatory capital, without increasing stockholders' equity.

     Earnings retention is a primary source of additional capital to Sterling, which represents net income less dividends declared. During 2002, Sterling retained $13,599,000, or 55.0%, of its net income. Stockholders' equity also increased as a result of $8,866,000 in other comprehensive income, which related to net unrealized gains on securities available-for-sale and unrealized losses on an interest rate swap.

     During the first quarter of 2001, Sterling announced the Board of Directors authorized the repurchase of up to 187,500 shares of its outstanding common stock. Through December 31, 2002, 88,846 shares have been repurchased under this program at an average price of $21.33, including 22,500 shares purchased in 2002.

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

     Quantitative measures established by regulation to ensure capital adequacy require Sterling and its banking subsidiaries to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of December 31, 2002, and 2001 that Sterling and the subsidiary banks met all minimum capital adequacy requirements to which they are subject and are categorized as "well capitalized." There are no conditions or events since the notification that management believes have changed the subsidiary banks' category.

TABLE 14 -- RISKED-BASED CAPITAL

     Sterling's actual capital amount and ratios are as follows:

                                                                       MINIMUM CAPITAL
                                                     ACTUAL CAPITAL      REQUIREMENT
                                                    ----------------   ----------------
                                                     AMOUNT    RATIO    AMOUNT    RATIO
                                                    --------   -----   --------   -----
DECEMBER 31, 2002
  Total capital to risked weighted assets.........  $198,476   12.2%   $129,853    8.0%
  Tier 1 capital to risked weighted assets........   183,848   11.3%     64,927    4.0%
  Tier 1 capital to average assets................   183,848    8.7%     84,376    4.0%
December 31, 2001
  Total capital to risked weighted assets.........  $157,350   11.0%   $114,742    8.0%
  Tier 1 capital to risked weighted assets........   144,960   10.1%     57,371    4.0%
  Tier 1 capital to average assets................   144,960    7.8%     74,202    4.0%

LIQUIDITY

     Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of Sterling are met.

     Sterling's funds are available from a variety of sources, including assets that are readily convertible to cash (federal funds sold, short-term investments), securities portfolio, scheduled repayments of loans receivable, core deposit base, short-term borrowing capacity with a number of correspondent banks and the FHLB, and the ability to package residential mortgage loans originated for sale. As of December 31, 2002, capacity to borrow from the FHLB totaled approximately $251 million.

     The liquidity of the parent company also represents an important aspect of liquidity management. The parent company's cash outflows consist principally of dividends to shareholders and unallocated corporate expenses. The main source of funding for the parent company is the dividends it receives from its banking subsidiaries. Federal and state banking regulations place certain restrictions on dividends paid to the parent company from the subsidiary banks. The total amount of dividends that may be paid from the subsidiary banks to Sterling total $48 million at December 31, 2002.

     Sterling manages liquidity by monitoring projected cash inflows and outflows on a daily basis, and believes it has sufficient funding sources to maintain sufficient liquidity under varying degrees of business conditions.

  Contractual Obligations, Commitments and Off-balance Sheet Arrangements

     Sterling enters into contractual obligations in its normal course of business to fund loan growth, for asset/liability management purposes, to meet required capital needs and for other corporate purposes. The following table presents significant fixed and determinable contractual obligations by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

                                                                        PAYMENTS DUE IN
                                           TOTAL      ---------------------------------------------------
                               NOTE        AMOUNT     ONE YEAR OR     ONE TO       THREE TO    OVER FIVE
                             REFERENCE   COMMITTED       LESS       THREE YEARS   FIVE YEARS     YEARS
                             ---------   ----------   -----------   -----------   ----------   ----------
Deposits without a stated
  maturity.................              $  941,708   $  941,708     $     --      $     --     $    --
Securities sold under
  repurchase agreements....                  10,120       10,120           --            --          --
Interest-bearing demand
  notes issued to the U.S.
  Treasury.................     10            6,500        6,500           --            --          --
Lines of credit............     10           25,000       25,000           --            --          --
Long-term debt.............     11          155,478       26,880       47,041        31,237      50,320
Trust preferred capital
  securities...............     12           20,000           --           --            --      20,000
Certificates of deposit....      9          760,594      372,657      265,059       115,004       7,874
Operating leases...........      7            8,686        1,220        2,014         1,384       4,068
                                         ----------   ----------     --------      --------     -------
                                         $1,928,086   $1,384,085     $314,114      $147,625     $82,262
                                         ==========   ==========     ========      ========     =======

     Sterling also enters into derivative contracts under which it is required to either receive cash from or pay cash to counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of the expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair values of the contracts change daily as interest rates change. These contracts require monthly cash settlement. As the derivative liabilities recorded on the balance sheet do not represent the amounts that will ultimately be paid under the contract, they are not included in the table of contractual obligations discussed above. Further discussion of derivative instruments is included in Notes 1 and 14 to the consolidated financial statements.

     A schedule of significant commitments at December 31, 2002 is as follows:

Commitments to extend credit:
  Unused home equity lines of credit........................   $ 50,574
  Other commitments to extend credit........................    273,683
Standby letters of credit...................................     58,231
                                                               --------
                                                               $382,488
                                                               ========

     Further discussion of these commitments to extend credit is included in
Note 14 to the consolidated financial statements. In addition, Sterling has commitments and obligations under employee benefit plans as discussed in Note 17 to the consolidated financial statements.

     Sterling has no off-balance sheet arrangements through the use of special-purpose entities.

NEW FINANCIAL ACCOUNTING STANDARDS

     Recent Accounting Pronouncements - In July 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses the accounting for costs associated with disposal activities covered by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and with exit and restructuring activities previously covered by Emerging Issues Task Force ("EITF") Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." This statement supercedes EITF No. 94-3 in its entirety and requires that a liability for all costs be recognized when the liability is incurred. This Statement also establishes a fair value objective for initial measurement of the liability. The statement will be applied prospectively to exit or disposal activities initiated after December 31, 2002.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, which provides guidance for entities which voluntarily change from the intrinsic value method of accounting for stock based compensation under APB 25 to the fair value method of accounting under SFAS No. 123. Additional disclosures are required under SFAS No. 148 on both an annual and interim basis. See Note 18 to the Consolidated Financial Statements for the disclosures required under this statement.

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." This interpretation provides guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interest in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders for all financial statements issued after January 31, 2003. The new accounting provisions of this interpretation became effective upon issuance for all new variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies to the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Sterling is currently assessing the impact, if any, the interpretation will have on our accounting for special purpose entities and Sterling's results of operations and financial position.

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under certain specified guarantees. FIN 45 clarifies the requirements of SFAS No. 5 relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees related to commercial letters of credit, loan commitments, and subordinated interests in an SPE. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS 133, a parent's guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance not price. The disclosure requirements of FIN 45 are effective for Sterling as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee (see Note
21). The accounting recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Adoption of FIN 45 will not have a material impact on Sterling's results of operations or financial position.

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

INTEREST RATE RISK

     Interest rate risk is the exposure to fluctuations in the corporation's future earnings (earnings at risk) and value (value at risk) resulting from changes in interest rates. This exposure results from differences between the amount of interest earning assets and interest bearing liabilities that reprice within a specified time period as a result of scheduled maturities and repayment, contractual interest rate changes, or the exercise of explicit or embedded options.

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

     Management endeavors to control the exposures to changes in interest rates by understanding, reviewing and making decisions based on its risk position. The corporate asset/liability committee is responsible for these decisions. The corporation primarily uses the securities portfolios and FHLB advances to manage its interest rate risk position. Additionally, pricing, promotion and product development activities are directed in an effort to emphasize the loan and deposit term or repricing characteristics that best meet current interest rate risk objectives. At present, the use of off-balance sheet instruments is not significant.

     The committee operates under management policies defining guidelines and limits on the level of risk. These policies are approved by the Boards of Directors.

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

     The simulation analysis results are presented in the graph in Table 15a. These results as of December 31, 2002 indicate that the corporation would expect net interest income to increase over the next twelve months by 1.9% assuming an immediate upward shift in market interest rates of 2.00% and to decrease by 3.3% if rates shifted downward in the same manner. This profile reflects an asset sensitive short-term rate risk position and is within the guidelines set by policy.

     At December 31, 2001, annual net interest income was expected to decrease by 0.4% in the upward scenario and to increase by 0.4% in the downward scenario. The change in the risk position from year to year to an asset sensitive position reflects:

     - Management's efforts throughout the year to extend liability maturities and shorten maturities in the investment portfolio;

     - Generally low level of interest rates which would preclude further reductions in certain deposit rates in the declining rate scenarios; and

     - Adoption of non-maturity deposit sensitivity assumptions based on studies performed by a third-party service provider that support a more significant lagging in the increase in the rates on these deposits in rising rate scenarios.

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

     The net present value analysis results are presented in the graph in Table 15b. These results as of December 31, 2002 indicate that the net present value would decrease 0.3% assuming an immediate upward shift in market interest rates of 2.00% and to decrease 1.1% if rates shifted downward in the same manner. The risk position of Sterling is within the guidelines set by policy.

     At December 31, 2001, the analysis indicated that the net present value would decrease 11.6% assuming an immediate upward shift in market interest rates of 2.00% and to increase 11.0% if rates shifted downward in the same manner. The change in the analysis results from year to year highlight the longer-term impact of the factors noted above, specifically:

     - Management's efforts throughout the year to extend liability maturities and shorten maturities in the investment portfolio;

     - Generally low level of interest rates which would preclude further reductions in certain deposit rates in the declining rate scenarios but are expected to lag in rising rate scenarios; and

     - Adoption of non-maturity deposit sensitivity assumptions based on studies performed by a third-party service provider that supported longer assumed lives for these portfolios.

                 TABLE 15a                                      Table 15b
--------------------------------------------   --------------------------------------------
      CHANGE IN             % CHANGE IN              CHANGE IN         % CHANGE IN PRESENT
MARKET INTEREST RATES   NET INTEREST INCOME    MARKET INTEREST RATES     VALUE OF EQUITY
---------------------   --------------------   ---------------------   --------------------
                         2002          2001                             2002         2001
                        ------        ------                           ------       -------
        -200             -3.3%          0.4%           -200             -1.1%         11.0%
        -100             -1.1%          1.1%           -100             -0.3%          6.8%
           0              0.0%          0.0%              0              0.0%          0.0%
        +100              1.0%         -0.4%           +100              0.1%         -5.7%
        +200              1.9%         -0.4%           +200             -0.3%        -11.6%

ITEM 8 -- FINANCIAL STATEMENTS

     (a) The following audited consolidated financial statements and related documents are set forth in the Annual Report on Form 10-K on the following pages:

                                                               PAGE
                                                               ----
Report of Independent Auditors..............................    39
Consolidated Balance Sheets.................................    40
Consolidated Statements of Income...........................    41
Consolidated Statements of Changes in Stockholders'
  Equity....................................................    42
Consolidated Statements of Cash Flows.......................    43
Notes to Consolidated Financial Statements..................    44

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Sterling Financial Corporation

     We have audited the accompanying consolidated balance sheets of Sterling Financial Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sterling Financial Corporation and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 1 to the Consolidated Financial Statements, in 2002, Sterling Financial Corporation changed its method of accounting for goodwill.

                                          /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
January 28, 2003

                STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
(DOLLARS IN THOUSANDS)                                           2002         2001
----------------------                                        ----------   ----------
ASSETS
Cash and due from banks.....................................  $   82,208   $   68,926
Federal funds sold..........................................      25,131       25,606
                                                              ----------   ----------
  Cash and cash equivalents.................................     107,339       94,532
Interest-bearing deposits in banks..........................       3,412        2,367
Short-term investments......................................      11,200        1,277
Mortgage loans held for sale................................      16,784       21,024
Securities held-to-maturity (fair value 2002 -- $38,368;
  2001 -- $42,763)..........................................      36,596       41,788
Securities available-for-sale...............................     551,696      490,955
Loans, net of allowance for loan losses (2002 -- $12,953;
  2001- $11,071)............................................   1,283,075    1,087,102
Premises and equipment, net.................................      35,212       32,186
Assets held for operating leases, net.......................      63,291       58,996
Other real estate owned.....................................         207           74
Goodwill....................................................      18,360        1,228
Accrued interest receivable.................................      11,770       12,116
Other assets................................................      17,367       17,794
                                                              ----------   ----------
TOTAL ASSETS................................................  $2,156,309   $1,861,439
                                                              ==========   ==========
LIABILITIES
Deposits:
  Noninterest-bearing.......................................  $  208,119   $  193,318
  Now and money market......................................     544,055      469,238
  Savings...................................................     189,534      173,290
  Time......................................................     760,594      699,803
                                                              ----------   ----------
  Total deposits............................................   1,702,302    1,535,649
                                                              ----------   ----------
Short-term borrowings.......................................      41,620       20,285
Long-term debt..............................................     155,478      121,093
Company obligated manditorily redeemable preferred
  securities of subsidiary trust............................      20,000           --
Accrued interest payable....................................       7,981        8,747
Other liabilities...........................................      32,095       23,554
                                                              ----------   ----------
TOTAL LIABILITIES...........................................   1,959,476    1,709,328
                                                              ----------   ----------
STOCKHOLDERS' EQUITY
Preferred stock, no par value, 10,000,000 shares authorized;
  no shares issued and outstanding..........................          --           --
Common stock -- $5.00 par value, 70,000,000 shares
  authorized; issued 2002 -- 16,923,069 shares;
  2001 -- 12,546,663 shares.................................      84,615       62,733
Capital surplus.............................................      34,949       17,849
Retained earnings...........................................      63,521       66,823
Accumulated other comprehensive income......................      14,299        5,433
Common stock in treasury, at cost (2002 -22,500 shares;
  2001 -- 34,710 shares)....................................        (551)        (727)
                                                              ----------   ----------
TOTAL STOCKHOLDERS' EQUITY..................................     196,833      152,111
                                                              ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $2,156,309   $1,861,439
                                                              ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                  2002      2001      2000
---------------------------------------------                 -------   -------   -------
INTEREST AND DIVIDEND INCOME
Loans, including fees.......................................  $93,635   $85,283   $84,590
Debt securities
  Taxable...................................................   19,484    19,245    18,477
  Tax-exempt................................................    9,059     8,556     7,495
Dividends...................................................      514       731       860
Federal funds sold..........................................      850     2,040     1,786
Deposits in other banks.....................................       49        61       111
                                                              -------   -------   -------
     Total interest and dividend income.....................  123,591   115,916   113,319
                                                              -------   -------   -------
INTEREST EXPENSE
Deposits....................................................   38,174    49,612    50,645
Short-term borrowings.......................................    1,531       617     1,931
Long-term debt..............................................    8,912     7,045     5,925
                                                              -------   -------   -------
     Total interest expense.................................   48,617    57,274    58,501
                                                              -------   -------   -------
Net interest income.........................................   74,974    58,642    54,818
                                                              -------   -------   -------
Provision for loan losses...................................    2,095     1,217       605
                                                              -------   -------   -------
     Net interest income after provision for loan losses....   72,879    57,425    54,213
                                                              -------   -------   -------
NONINTEREST INCOME
Income from fiduciary activities............................    4,227     4,166     3,942
Service charges on deposit accounts.........................    4,990     4,897     4,721
Other service charges, commissions and fees.................    5,156     4,188     3,640
Mortgage banking income.....................................    3,103     2,222       834
Gain on sale of real estate.................................       --        21       343
Rental income on operating leases...........................   25,752    24,319    22,179
Other operating income......................................    2,038     1,402     1,158
Securities gains (losses)...................................     (460)    2,710       691
                                                              -------   -------   -------
     Total noninterest income...............................   44,806    43,925    37,508
                                                              -------   -------   -------
NONINTEREST EXPENSES
Salaries and employee benefits..............................   36,860    30,990    27,779
Net occupancy...............................................    4,209     3,826     3,431
Furniture and equipment.....................................    5,762     5,081     4,610
Professional services.......................................    2,845     2,412     1,959
Depreciation on operating lease assets......................   20,902    19,217    17,469
Merger related and restructuring costs......................       --        --     2,898
Other.......................................................   15,344    13,646    12,057
                                                              -------   -------   -------
     Total noninterest expenses.............................   85,922    75,172    70,203
                                                              -------   -------   -------
INCOME BEFORE INCOME TAXES..................................   31,763    26,178    21,518
Income tax expenses.........................................    7,018     5,844     4,951
                                                              -------   -------   -------
NET INCOME..................................................  $24,745   $20,334   $16,567
                                                              =======   =======   =======
Per share information
  Basic earnings per share..................................  $  1.48   $  1.30   $  1.06
  Diluted earnings per share................................     1.47      1.29      1.06
  Dividends declared........................................     0.66      0.62      0.60

The accompanying notes are an integral part of these consolidated financial statements.

                STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                      ACCUMULATED
                                                                                         OTHER
                                           SHARES                                    COMPREHENSIVE
                                           COMMON     COMMON    CAPITAL   RETAINED      INCOME       TREASURY
(DOLLARS IN THOUSANDS)                     STOCK       STOCK    SURPLUS   EARNINGS      (LOSS)        STOCK      TOTAL
----------------------                   ----------   -------   -------   --------   -------------   --------   --------
Balance, January 1, 2000...............  12,545,858   $62,729   $17,895   $48,704       $(6,467)     $  (101)   $122,760
Comprehensive income:
  Net income...........................                                    16,567                                 16,567
  Change in net unrealized gain (loss)
    on securities AFS, net of
    reclassification adjustment and tax
    effects............................                                                   8,965                    8,965
                                                                                                                --------
Total comprehensive income.............                                                                           25,532
                                                                                                                --------
Common stock issued....................       1,133         5        11                                               16
Cash dividends declared................                                    (9,010)                                (9,010)
Issuance of treasury stock
  Directors' compensation plan (3,220
    shares)............................                             (49)                                 101          52
Cash paid in lieu of fractional
  shares...............................        (514)       (2)       (1)                                              (3)
                                         ----------   -------   -------   -------       -------      -------    --------
Balance, December 31, 2000.............  12,546,477    62,732    17,856    56,261         2,498           --     139,347
Comprehensive income:
  Net income...........................                                    20,334                                 20,334
  Change in net unrealized gain (loss)
    on securities AFS, net of
    reclassification adjustment and tax
    effects............................                                                   2,935                    2,935
                                                                                                                --------
Total comprehensive income.............                                                                           23,269
                                                                                                                --------
Common stock issued....................         186         1         2                                                3
Cash dividends declared................                                    (9,772)                                (9,772)
Purchases of treasury stock (53,077)...                                                               (1,061)     (1,061)
Issuance of treasury stock
  Directors' compensation plan (3,000
    shares)............................                              12                                   54          66
  Stock options (15,367 shares)........                             (21)                                 280         259
                                         ----------   -------   -------   -------       -------      -------    --------
Balance, December 31, 2001.............  12,546,663    62,733    17,849    66,823         5,433         (727)    152,111
Comprehensive income:
  Net income...........................                                    24,745                                 24,745
  Other comprehensive income:
  Change in net unrealized gain (loss)
    on securities AFS, net of
    reclassification adjustment and tax
    effects............................                                                   9,944                    9,944
  Change in unrealized loss on interest
    rate swap..........................                                                  (1,078)                  (1,078)
                                                                                                                --------
Total comprehensive income.............                                                                           33,611
                                                                                                                --------
Common stock issued:
  Acquisition of Equipment Finance,
    Inc................................     954,452     4,772    16,226                                           20,998
  Stock options........................      48,093       241       404                                              645
5-for-4 stock split effected in the
  form of a 25% common stock
  dividend.............................   3,373,861    16,869             (16,901)                                   (32)
Issuance of treasury stock
  Directors' compensation plan (3,900
    shares)............................                              33                                   65          98
  Stock options (32,654 shares)........                            (109)                                 662         553
Purchases of treasury stock (22,500
  shares)..............................                                                                 (551)       (551)
Cash dividends declared................                                   (11,146)                               (11,146)
Income tax benefit of nonqualified
  stock options........................                             171                                              171
Compensation expense on modification of
  stock option awards..................                             375                                              375
                                         ----------   -------   -------   -------       -------      -------    --------
Balance, December 31, 2002.............  16,923,069   $84,615   $34,949   $63,521       $14,299      $  (551)   $196,833
                                         ==========   =======   =======   =======       =======      =======    ========

The accompanying notes are an integral part of these consolidated financial statements.

                STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
(DOLLARS IN THOUSANDS)                                          2002        2001        2000
----------------------                                        ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $  24,745   $  20,334   $  16,567
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation..............................................     24,926      23,001      21,166
  Accretion and amortization of investment securities.......        762          38          18
  Provision for loan losses.................................      2,095       1,217         605
  Provision for deferred income taxes.......................        936      (1,113)        256
  (Gains) on sale of real estate............................         --         (21)       (343)
  (Gains) losses on sales of securities
    available-for-sale......................................        460      (2,710)       (691)
  (Gains) on sale of mortgage loans.........................     (1,393)       (898)       (180)
  Proceeds from sales of mortgage loans.....................    177,381     142,242      35,109
  Originations of mortgage loans held for sale..............   (171,748)   (160,390)    (35,787)
  Change in operating assets and liabilities:
    (Increase) decrease in accrued interest receivable......        346        (129)     (1,674)
    (Increase) decrease in other assets.....................        647      (3,590)       (883)
    Increase (decrease) in accrued interest payable.........       (771)     (1,333)      2,994
    Increase (decrease) in other liabilities................        755       6,071         (33)
    Other...................................................        375          --          --
                                                              ---------   ---------   ---------
Net cash provided by operating activities...................     59,516      22,719      37,124
                                                              ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits in
  other banks...............................................     (1,045)     (1,851)      2,534
Net increase in short-term investments......................     (9,923)       (674)       (574)
Proceeds from sales of securities available-for-sale........     29,150      28,107      21,766
Proceeds from maturities or calls of securities held-to
  maturity..................................................      7,617      13,784       8,074
Proceeds from maturities or calls of securities
  available-for-sale........................................     94,619     141,010      54,791
Purchases of securities held-to-maturity....................     (2,420)     (4,737)       (726)
Purchases of securities available-for-sale..................   (170,400)   (217,346)   (125,274)
Net loans and direct finance leases made to customers.......   (118,678)    (66,820)    (75,521)
Purchases of equipment acquired for operating leases, net...    (25,197)    (23,920)    (24,124)
Purchases of premises and equipment.........................     (7,064)     (6,560)     (3,313)
Proceeds from sale of premises and equipment................         90         419         812
Net cash paid for business combination......................     (8,783)         --          --
                                                              ---------   ---------   ---------
  Net cash used by investing activities.....................   (212,034)   (138,588)   (141,555)
                                                              ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits....................................    166,653     115,349     131,486
Net (decrease) in short-term borrowings.....................    (45,655)     (5,371)    (14,716)
Proceeds from issuance of long-term debt....................     65,250      56,000      70,740
Repayment of long-term debt.................................    (30,865)    (48,757)    (42,515)
Proceeds from issuance of trust preferred securities........     20,000          --          --
Proceeds from issuance of common stock......................        645           3          16
Cash dividends..............................................    (10,771)     (9,654)     (8,736)
Cash paid in lieu of fractional shares......................        (32)         --          (8)
Purchase of treasury stock..................................       (551)     (1,061)         --
Proceeds from issuance of treasury stock....................        651         325          52
                                                              ---------   ---------   ---------
  Net cash provided by financing activities.................    165,325     106,834     136,319
                                                              ---------   ---------   ---------
Net change in cash and cash equivalents.....................     12,807      (9,035)     31,888
CASH AND CASH EQUIVALENTS:
  Beginning of year.........................................     94,532     103,567      71,679
                                                              ---------   ---------   ---------
  End of year...............................................  $ 107,339   $  94,532   $ 103,567
                                                              =========   =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for:
  Interest..................................................  $  49,383   $  58,607   $  55,507
  Income taxes..............................................      6,457       6,660       5,350

The accompanying notes are an integral part of these consolidated financial statements.

                STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (All dollar amounts presented in the tables are in thousands, except per share data)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation and Consolidation -- The consolidated financial statements include the accounts of Sterling Financial Corporation (Sterling) and its wholly-owned subsidiaries, Bank of Lancaster County, N.A. (Bank of Lancaster County), First National Bank of North East (First National), Bank of Hanover and Trust Company (Bank of Hanover), HOVB Investment Co., T & C Leasing, Inc. (T&C), Pennbanks Insurance Company, SPC, Sterling Financial Statutory Trust I, and Sterling Mortgage Services, Inc. (inactive). The consolidated financial statements also include Town & Country Leasing, LLC (Town & Country), Sterling Financial Trust Company, and Equipment Finance, Inc., all wholly-owned subsidiaries of Bank of Lancaster County. All significant intercompany balances and transactions have been eliminated in consolidation.

     Use of Estimates -- In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

     Business -- Sterling, through its subsidiaries, provides a full range of financial services to individual and corporate customers located in south central Pennsylvania and northern Maryland. Additionally, with its acquisition of Equipment Finance, Inc. in 2002, Sterling finances forestry and land clearing equipment to customers on the east coast of the United States.

     Concentration of Credit Risk -- Sterling operates primarily in its defined market area and, accordingly, the banks have extended credit primarily to commercial entities and individuals in this area whose ability to honor their contracts is influenced by the region's economy. The loan portfolio is well diversified and Sterling does not have any significant concentrations of credit risk. Sterling's exposure to the forestry industry at December 31, 2002 is $102 million. The banks are limited in extending credit by legal lending limits to any single group of borrowers.

     Cash and Cash Equivalents -- For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks and federal funds sold, generally which mature in one day.

     Interest-bearing Deposits in Banks -- Interest-bearing deposits in banks mature within one year and are carried at cost.

     Securities -- Debt securities that management has the positive intent and ability to hold to maturity are classified as "held-to-maturity" and recorded at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as "available-for-sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

     Purchase premiums and discounts are recognized in interest income using the interest method over terms of the securities using the constant yield method. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings in the period that management concludes that other than temporary impairment occurs. Sterling uses various indicators in determining whether a security is other-than-temporarily impaired, including for equity securities, if the market value is below its cost for an extended period of time (generally greater than 6 months), or for debt securities, when it is probable that the contractual interest and principal will not be collected.

     Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

                STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

     Mortgage Loans Held for Sale -- Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

     Loans -- Sterling grants mortgage, commercial and consumer loans and leasing alternatives to customers. The ability of Sterling's debtors to honor their contracts is dependent upon the real estate and general economic conditions in the market area.

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

     Allowance for Loan Losses - Sterling maintains the allowance for loan losses at a level believed adequate by management to absorb potential losses inherent in the loan portfolio. It is established and maintained through a provision for loan losses charged to earnings. Quarterly, the company utilizes a defined methodology in determining the adequacy of the allowance for loan losses, which considers specific credit reviews, past loan loss historical experience, and qualitative factors. This methodology which has remained consistent for the past several years, results in an allowance consisting of two components, "allocated" and "unallocated".

     Management assigns internal risk ratings to all commercial relationships with aggregate borrowings or commitments to extend credit in excess of $100,000. Utilizing migration analysis for the previous eight quarters, management develops a loss factor test, which it then uses to estimate losses on impaired loans, potential problem loans and non-classified loans. When management finds loans with uncertain collectibility of principal and interest, it places those loans on the "problem list", and evaluates them on a quarterly basis in order to estimate potential losses. Management's analysis considers adverse situations that may affect the borrower's ability to repay, estimated value of underlying collateral, and prevailing market conditions. If management determines that a specific reserve allocation is not required, it assigns a general loss factor based on historical performance to determine the reserve necessary for each loan. For homogeneous loan types, such as consumer and residential mortgage loans, management bases specific allocations on the average loss ratio for the previous two years for each specific loan pool. Additionally, management projects loss ratios for other factors, including trends in delinquency levels, trends in non-performing and potential problem loans, trends in composition, volume and terms of loans, effects of changes in lending policies or underwriting procedures, experience ability and depth of management, national and local economic conditions, concentrations in lending activities, and other factors that management may deem appropriate.

                STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

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

     Servicing - Servicing assets are recognized as separate assets when rights are retained through the sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rate and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for individual stratum, to the extent the fair value is less than the capitalized amount for the stratum.

Financial Instruments

     Credit Related Financial Instruments - In the ordinary course of business, Sterling has entered into commitments to extend credit, commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded.

     Derivative financial instruments - As part of Sterling's asset/liability management, it uses interest rate contracts, which include swaps and cap agreements, to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts. Derivatives that are used as part of the asset/liability management process are linked to specific assets or liabilities and have high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period. Sterling formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction.

     Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires all derivative instruments to be carried at fair value on the balance sheet. Statement No. 133 provides special hedge accounting provisions, which permit the change in fair value

                STERLING FINANCIAL CORPORATION AND SUBSIDIARIES of the hedged item related to risk being hedged to be recognized in earnings in the same period and in the same income statement line as the change in fair value of the derivative.

     Sterling's derivatives consist of cash flow hedges, which are designed to mitigate exposures to variability in expected cash flows. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either a freestanding asset or liability, with a corresponding offset recorded in other comprehensive income within stockholders' equity, net of tax. Amounts are reclassified from other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings. Under the cash flow hedge method, derivative gains and losses not effective in hedging the change in expected cash flows of the hedged item are recognized immediately in income in the interest expense line. At the hedge's inception and at least quarterly thereafter, an assessment is performed to determine whether changes in the cash flows of the derivative instruments have been highly effective in offsetting changes in the cash flows of the hedged items and whether they are expected to be highly effective in the future. If it is determined a derivative instrument has not been or will not continue to be highly effective as a hedge, hedge accounting is discontinued prospectively.

     Foreclosed Assets - Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of fair value or carrying value at the date of foreclosure. Any initial charge necessary is reflected as a charge to the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenues and expenses from operations and changes in the valuation allowance are included in other non-interest expenses.

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

     Goodwill - Goodwill represents the excess of the cost of an acquisition over the fair value of the assets acquired. Sterling segments goodwill into two different categories, goodwill associated with business acquisitions and goodwill associated with branch purchases. As a result of the adoption of Statement No. 142, Goodwill and Other Intangible Assets, business acquisition goodwill is no longer ratably amortized into the income statement over an estimated life, but rather is tested at least annually for impairment. Sterling continues to amortize its branch purchase goodwill over a twenty-year period.

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

     Advertising - Sterling expenses advertising costs as incurred. The expenses for 2002, 2001, and 2000 were $1,545,000, $1,172,000, and $1,042,000.

     Stock Compensation Plan -- Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value-based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by

                STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. Stock options issued under Sterling's stock incentive plan have no intrinsic value at the grant date, and under Opinion No. 25, no compensation cost is recognized for them. Sterling has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income, earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

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

     Earnings per common share have been computed based on the following:

                                                       YEARS ENDED DECEMBER 31,
                                                ---------------------------------------
                                                   2002          2001          2000
                                                -----------   -----------   -----------
Net income available to stockholders..........  $    24,745   $    20,334   $    16,567
                                                ===========   ===========   ===========
Average number of shares outstanding..........   16,679,454    15,660,678    15,680,666
Effect of dilutive stock options..............      143,344        64,505        15,134
                                                -----------   -----------   -----------
Average number of shares outstanding used to
  calculate diluted earnings per common
  share.......................................   16,822,798    15,725,183    15,695,800
                                                ===========   ===========   ===========
Per share information:
  Basic earnings per share....................  $      1.48   $      1.30   $      1.06
  Diluted earnings per share..................         1.47          1.29          1.06

     All prior year per share amounts have been properly restated to reflect the 5-for-4 stock split effected in the form of a 25% stock dividend declared in 2002.

     Comprehensive Income - Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities and interest rate derivatives are reported as separate components of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

     The components of other comprehensive income and related tax effects are as follows:

                                                            2002      2001     2000
                                                           -------   ------   -------
Unrealized holding gains on available-for-sale
  securities.............................................  $14,876   $7,216   $14,483
Reclassification adjustment for securities (gains) losses
  realized in income.....................................      460   (2,710)     (691)
Unrealized loss on derivatives used in cash flow hedging
  relationships..........................................   (1,875)      --        --
                                                           -------   ------   -------
Net unrealized gains.....................................   13,461    4,506    13,792
Income tax expense.......................................   (4,595)  (1,571)   (4,827)
                                                           -------   ------   -------
Net-of-tax amount........................................  $ 8,866   $2,935   $ 8,965
                                                           =======   ======   =======

                STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

     The ending accumulated balances for each item included in accumulated other comprehensive income, net of related income taxes, were as follows:

                                                                DECEMBER 31,
                                                              ----------------
                                                               2002      2001
                                                              -------   ------
Accumulated unrealized gains on securities
  available-for-sale........................................  $15,377   $5,433
Accumulated unrealized losses on derivatives used in cash
  flow hedging relationships................................   (1,078)      --
                                                              -------   ------
                                                              $14,299   $5,433
                                                              =======   ======

     Reclassifications -- Certain items in the 2001 and 2000 consolidated financial statements have been reclassified to conform to the 2002 presentation format. Such reclassifications had no impact on net income.

     Recent Accounting Pronouncements -- In October 2002, the Financial Accounting Standards Board issued Statement No. 147, Acquisitions of Certain Financial Institutions. This statement provides guidance on accounting for the acquisition of a financial institution, including the acquisition of part of a financial institution. The statement defines criteria for determining whether the acquired financial institution meets the conditions for a "business combination". If the acquisition meets the conditions of a "business combination", the specialized accounting guidance under Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions will not apply after September 30, 2002 and the amount of any unidentifiable intangible asset will be reclassified to goodwill upon adoption of Statement No. 147. Sterling has certain goodwill acquired in a branch acquisition that did not qualify as a business combination under SFAS #141, and accordingly, continues to be amortized.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses the accounting for costs associated with disposal activities covered by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and with exit and restructuring activities previously covered by Emerging Issues Task Force ("EITF") Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." This statement supercedes EITF No. 94-3 in its entirety and requires that a liability for all costs be recognized when the liability is incurred. This Statement also establishes a fair value objective for initial measurement of the liability. The statement will be applied prospectively to exit or disposal activities initiated after December 31, 2002.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, which provides guidance for entities which voluntarily change from the intrinsic value method of accounting for stock based compensation under APB 25 to the fair value method of accounting under SFAS No. 123. Additional disclosures are required under SFAS No. 148 on both an annual and interim basis. See Note 18 to the Consolidated Financial Statements for the disclosures required under this statement.

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." This interpretation provides guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interest in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders for all financial statements issued after January 31, 2003. The new accounting provisions of this interpretation became effective upon issuance for all new variable interest entities created after January 31, 2003, and to variable

                STERLING FINANCIAL CORPORATION AND SUBSIDIARIES interest entities in which an enterprise obtains an interest after that date. It applies to the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Sterling is currently assessing the impact, if any, the interpretation will have on our accounting for special purpose entities and Sterling's results of operations and financial position.

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under certain specified guarantees. FIN 45 clarifies the requirements of SFAS No. 5 relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees related to commercial letters of credit, loan commitments, and subordinated interests in an SPE. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS 133, a parent's guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance not price. The disclosure requirements of FIN 45 are effective for Sterling as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee (see Note
21). The accounting recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Adoption of FIN 45 will not have a material impact on Sterling's results of operations or financial position.

NOTE 2 -- BUSINESS COMBINATIONS

     Hanover Bancorp, Inc. -- On July 27, 2000, Sterling completed its merger with Hanover Bancorp, Inc. (Hanover), parent company of Bank of Hanover and Trust Company, headquartered in Hanover, Pennsylvania. Bank of Hanover, with 14 branches in York and Adams counties, Pennsylvania, and one branch in Westminster, Maryland, continues to operate as a separate commercial bank.

     Under the terms of the agreement, Hanover Bancorp shareholders received .93 shares of Sterling common stock for each share of Hanover Bancorp's common stock in a tax-free exchange. Sterling issued 3,611,409 shares of its common stock in connection with the merger.

     This transaction was accounted for under the pooling-of-interests method of accounting. Accordingly, the consolidated financial statements have been restated to include the consolidated accounts of Hanover Bancorp for 2000. Financial data for Sterling and Hanover from January 1 to July 31, 2000 is presented below. Although the consummation date was July 27, 2000, the financial data presented is for the nearest interim period.

                                                   STERLING   HANOVER   STERLING CONSOLIDATED
                                                   --------   -------   ---------------------
Net interest income..............................  $22,507    $9,652           $32,159
Net income.......................................    8,603     2,650            11,253
Dividends declared...............................    3,305       932             4,237

     Equipment Finance, Inc. -- On February 28, 2002, Sterling acquired 100 percent of the outstanding common shares of Equipment Finance, Inc. (EFI), a Lancaster-based commercial finance company. The results of EFI's operations have been included in the consolidated financial statements since that date. EFI

                STERLING FINANCIAL CORPORATION AND SUBSIDIARIES specializes in financing forestry and land clearing equipment through more than 150 equipment dealer locations ranging from Maine to Florida. As a result of the acquisition, Sterling plans to enhance earnings and provide financial product diversification.

     The transaction was accounted for under the provisions of Statement No. 141, Business Combinations, which requires assets acquired and liabilities assumed to be recorded at their fair value on the date of the acquisition. The carrying amounts of the assets acquired, primarily loans receivables, and the liabilities assumed, primarily borrowings on February 28, 2002, approximated their fair value. The excess of the acquisition cost over the fair value of the net assets acquired has been recorded as goodwill. Goodwill recognized in this transaction was approximately $17 million, which was assigned to the commercial finance segment. Consistent with the provisions of Statement No. 142, Goodwill and Other Intangible Assets, goodwill will not be amortized into net income over an estimated life but rather will be tested at least annually for impairment based on the guidance provided in the statement.

     The aggregate purchase price was $30,500,000 including $9,502,000 of cash and common stock valued at $20,998,000. The value of the 954,452 common shares issued was based on the closing price of Sterling Financial common stock at the time of the Agreement and Plan of Reorganization (Merger Agreement) was entered into. In accordance with the items of the Merger Agreement, there is no contingent consideration associated with this transaction. An escrow account of $1,065,000 has been established and will be released in three years, upon determination that no unknown claims or liabilities existed as of the acquisition date.

NOTE 3 -- RESTRICTIONS ON CASH AND DUE FROM BANKS

     Sterling's subsidiary banks are required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank, against their deposit liabilities. The average amount of these reserve balances for the year ended December 31, 2002 were approximately $8,368,000. Balances maintained at the Federal Reserve Bank are included in cash and due from banks.

NOTE 4 -- SECURITIES

     The amortized cost and fair value of securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities or call dates because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                    SECURITIES             SECURITIES
                                                AVAILABLE-FOR-SALE      HELD-TO-MATURITY
                                              ----------------------   -------------------
                                              AMORTIZED                AMORTIZED    FAIR
                                                COST      FAIR VALUE     COST       VALUE
                                              ---------   ----------   ---------   -------
Due in one year or less.....................  $ 48,249     $ 49,239     $   115    $   115
Due after one year through five years.......   192,314      201,268       9,933     10,417
Due in five years through ten years.........    69,703       72,768      16,550     17,750
Due after ten years.........................   135,004      139,957       1,651      1,723
                                              --------     --------     -------    -------
                                               445,270      463,232      28,249     30,005
Mortgage-backed securities..................    74,317       76,603         450        466
                                              --------     --------     -------    -------
                                              $519,587     $539,835     $28,699    $30,471
                                              ========     ========     =======    =======

                STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

     The amortized cost and fair values of securities were as follows:

                                                                   GROSS        GROSS
                                                     AMORTIZED   UNREALIZED   UNREALIZED
                                                       COST        GAINS        LOSSES     FAIR VALUE
                                                     ---------   ----------   ----------   ----------
DECEMBER 31, 2002:
  AVAILABLE-FOR-SALE:
  U.S. Treasury securities.........................  $ 11,825     $   351       $   --      $ 12,176
  U.S. Government agencies.........................   106,792       3,235            3       110,024
  States and political subdivisions................   191,383       9,217          103       200,497
  Mortgage-backed securities.......................    74,317       2,293            7        76,603
  Corporate securities.............................   135,270       5,997          732       140,535
                                                     --------     -------       ------      --------
  Subtotal.........................................   519,587      21,093          845       539,835
  Equity securities................................     8,414       3,738          291        11,861
                                                     --------     -------       ------      --------
  Total............................................  $528,001     $24,831       $1,136      $551,696
                                                     ========     =======       ======      ========
  HELD-TO-MATURITY:
  States and political subdivisions................  $ 27,123     $ 1,742       $   --      $ 28,865
  Mortgage-backed securities.......................       450          16           --           466
  Corporate securities.............................     1,126          14           --         1,140
                                                     --------     -------       ------      --------
  Subtotal.........................................    28,699       1,772           --        30,471
  Equity securities................................     7,897          --           --         7,897
                                                     --------     -------       ------      --------
  Total............................................  $ 36,596     $ 1,772       $   --      $ 38,368
                                                     ========     =======       ======      ========
DECEMBER 31, 2001:
  AVAILABLE-FOR-SALE:
  U.S. Treasury securities.........................  $ 15,188     $   497       $   --      $ 15,685
  U.S. Government agencies.........................    87,714       1,967          112        89,569
  States and political subdivisions................   164,357       2,761        2,372       164,746
  Mortgage-backed securities.......................    57,232         712          163        57,781
  Corporate securities.............................   148,734       3,304          994       151,044
                                                     --------     -------       ------      --------
  Subtotal.........................................   473,225       9,241        3,641       478,825
  Equity securities................................     9,373       3,238          481        12,130
                                                     --------     -------       ------      --------
  Total............................................  $482,598     $12,479       $4,122      $490,955
                                                     ========     =======       ======      ========
  HELD-TO-MATURITY:
  U.S. Government agencies.........................  $    109     $     2       $   --      $    111
  States and political subdivisions................    33,757         933           15        34,675
  Mortgage-backed securities.......................       497          25           --           522
  Corporate securities.............................     1,540          30           --         1,570
                                                     --------     -------       ------      --------
  Subtotal.........................................    35,903         990           15        36,878
  Equity securities................................     5,885          --           --         5,885
                                                     --------     -------       ------      --------
  Total............................................  $ 41,788     $   990       $   15      $ 42,763
                                                     ========     =======       ======      ========

                STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

     Included in held-to-maturity equity securities are Federal Reserve Bank stock, Federal Home Loan Bank of Pittsburgh stock and Atlantic Central Bankers Bank stock.

     Securities pledged to secure government and other public deposits, trust deposits, short-term borrowings, and other balances as required or permitted by law were carried at $157,199,000 in 2002 and $126,207,000 in 2001.

     Proceeds from sales of securities available-for-sale were $29,150,000, $28,107,000, and $21,766,000 for the years ended December 31, 2002, 2001, and
2000. Gross gains of $1,520,000, $3,170,000, and $1,042,000 were realized on these sales for the years ended December 31, 2002, 2001, and 2000. Gross losses of $1,980,000, $460,000, and $351,000 were recognized for the years ended December 31, 2002, 2001, and 2000. Gross losses include impairment charges of $1,160,000 and $224,000 for years ended December 31, 2002 and 2001.

NOTE 5 -- LOANS

     A summary of the balances of loans follows:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
Commercial, financial and agricultural......................  $  688,980   $  598,174
Real estate -- construction.................................      19,504       19,710
Real estate -- mortgage.....................................     102,891      117,293
Consumer....................................................     284,016      279,139
Finance receivables, (net of unearned income
  2002 -- $14,948)..........................................     115,200           --
Lease financing receivables (net of unearned income
  2002 -- $11,872: 2001 -- $12,801).........................      85,437       83,857
                                                              ----------   ----------
Total loans.................................................  $1,296,028   $1,098,173
                                                              ==========   ==========

     Changes in the allowance for loan losses are as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
Balance at January 1....................................  $11,071   $11,716   $11,875
  Allowance acquired in acquisition.....................      837        --        --
  Provisions for loan losses............................    2,095     1,217       605
  Loans charged off.....................................   (2,170)   (2,594)   (1,181)
  Recoveries of loans previously charged off............    1,120       732       417
                                                          -------   -------   -------
Balance at December 31..................................  $12,953   $11,071   $11,716
                                                          =======   =======   =======

     Information concerning impaired loans is as follows:

                                                                DECEMBER 31,
                                                              ----------------
                                                               2002      2001
                                                              -------   ------
Impaired loans with a valuation allowance...................  $11,164   $7,238
Impaired loans without a valuation allowance................       --       --
                                                              -------   ------
  Total impaired loans......................................  $11,164   $7,238
                                                              =======   ======
Valuation allowance related to impaired loans...............  $ 1,917   $  952
                                                              =======   ======

                STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                              2002     2001     2000
                                                             ------   ------   ------
Average investment in impaired loans.......................  $8,381   $7,298   $4,505
Interest income recognized on impaired loans...............      88       72      266
Interest income recognized on a cash basis on impaired
  loans....................................................      88       72      266

     Impaired loans included $521,000 and $531,000 of loans that were considered troubled debt restructurings at December 31, 2002 and 2001. The remainder of the impaired loan balance consisted of nonaccrual loans at December 31, 2002 and 2001. Loans over 90 days past due still accruing interest were $545,000 and $1,562,000 at December 31, 2002 and 2001.

NOTE 6 -- MORTGAGE BANKING ACTIVITIES

     Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal mortgage loans serviced for others were $403,559,000, $325,030,000 and $276,436,000 at December 31, 2002, 2001 and 2000.

     Changes in the mortgage servicing right asset is as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                              2002     2001     2000
                                                             ------   ------   ------
Balance at January 1.......................................  $1,881   $1,467   $1,601
  Mortgage service rights capitalized......................   1,389    1,147      335
  Mortgage service rights amortized........................    (931)    (733)    (469)
                                                             ------   ------   ------
Balance at December 31.....................................  $2,339   $1,881   $1,467
                                                             ======   ======   ======

     Information concerning the activity in the related mortgage servicing rights valuation allowance is as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2002      2001      2000
                                                              ------    ------    ------
Balance at January 1........................................   $198      $ 16       $14
Additional valuation allowance recognized...................    103       182         2
                                                               ----      ----       ---
Balance at December 31......................................   $301      $198       $16
                                                               ====      ====       ===

     For valuation purposes, at December 31, 2002, Sterling assumed a weighted average discount rate of 8.4% and assumed prepayments speeds were consistent with published rates for Sterling's market area. Additional factors such as economic data, market trading information, credit risk and professional judgment are used in determining the valuation allowance.

                STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 7 -- PREMISES AND EQUIPMENT

     A summary of the cost and accumulated depreciation of premises and equipment follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Land........................................................  $  6,026   $  5,320
Buildings...................................................    25,946     24,342
Leasehold improvements......................................     3,033      2,464
Equipment, furniture and fixtures...........................    34,601     30,452
                                                              --------   --------
                                                                69,606     62,578
Less: Accumulated depreciation..............................   (34,394)   (30,392)
                                                              --------   --------
                                                              $ 35,212   $ 32,186
                                                              ========   ========

     The subsidiary banks of Sterling lease certain banking facilities under operating leases which expire on various dates through 2021. Renewal options are available on these leases. Minimum future rental payments as of December 31, 2002, under non-cancelable real estate leases, are payable as follows:

Due in 2003.................................................   $1,220
Due in 2004.................................................    1,077
Due in 2005.................................................      937
Due in 2006.................................................      772
Due in 2007.................................................      612
Thereafter..................................................    4,068
                                                               ------
Total minimum future rental payments........................   $8,686
                                                               ======

     Total rent expense charged to operations amounted to $1,288,000, $1,096,000 and $961,000 for the years ended December 31, 2002, 2001, and 2000.

     NOTE 8 -- LEASES

     Information concerning net investment in direct financing leases, included in loans receivable:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Minimum lease payments receivable...........................  $ 96,696   $ 96,071
Lease origination costs.....................................       613        587
Unearned income.............................................   (11,872)   (12,801)
                                                              --------   --------
                                                              $ 85,437   $ 83,857
                                                              ========   ========

     The allowance for uncollectible lease payments, included in the allowance for loan losses, was $1,094,000 and $813,000 at December 31, 2002 and 2001.

                STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

     Investments in property on operating lease and property held for lease by major classes is as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
Automobiles.................................................  $31,155   $29,228
Heavy trucks, trailers and buses............................   19,870    16,582
Trucks, light and medium duty...............................   45,100    42,867
Other.......................................................   30,659    25,383
                                                              -------   -------
                                                              126,784   114,060
Less: Accumulated depreciation..............................  (63,493)  (55,064)
                                                              -------   -------
                                                              $63,291   $58,996
                                                              =======   =======

     Minimum future rentals on noncancelable finance and operating leases as of December 31, 2002, are as follows:

                                                              FINANCE   OPERATING
                                                              -------   ---------
Due in 2003.................................................  $36,911    $24,187
Due in 2004.................................................   28,844     12,284
Due in 2005.................................................   18,778      6,517
Due in 2006.................................................    9,005      2,878
Due in 2007.................................................    3,158        690
                                                              -------    -------
Total minimum future rental.................................  $96,696    $46,556
                                                              =======    =======

NOTE 9 -- DEPOSITS

     The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2002 and 2001 was $141,380,000 and $102,925,000.

     At December 31, 2002, the scheduled maturities of time deposits are as follows:

Due in 2003.................................................   $372,657
Due in 2004.................................................    199,074
Due in 2005.................................................     65,985
Due in 2006.................................................     83,586
Due in 2007.................................................     31,418
Thereafter..................................................      7,874
                                                               --------
Total.......................................................   $760,594
                                                               ========

                STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 10 -- SHORT-TERM BORROWINGS

     Short-term borrowings and weighted average interest rates consist of the following:

                                                                DECEMBER 31,
                                                       -------------------------------
                                                            2002             2001
                                                       --------------   --------------
                                                       AMOUNT    RATE   AMOUNT    RATE
                                                       -------   ----   -------   ----
Securities sold under repurchase agreements..........  $10,120   0.74%  $ 8,407   1.17%
Interest-bearing demand notes issued to the U.S.
  Treasury...........................................    6,500   1.00%    5,878   1.40%
Lines of credit......................................   25,000   2.31%    6,000   2.86%
                                                       -------          -------
Total................................................  $41,620          $20,285
                                                       =======          =======

     The securities sold under repurchase agreements represent collateral to the lending party and are obligations of U.S. agencies and corporations. These securities are maintained under Sterling's control.

NOTE 11 -- LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
FHLB advances:
  Redeemable advances, 4.36%-6.99%, due 2007-2014, with a
     weighted average interest rate of 5.88% and 6.18% at
     December 31, 2002 and 2001.............................   $60,000    $50,000
  Nonredeemable fixed rate advances, 3.51%-6.75%, due
     2003-2006, with a weighted average interest rate of
     4.13% and 4.82% at December 31, 2002 and 2001..........    37,450     27,200
  Nonredeemable fixed rate, amortizing advances,
     3.00%-4.33%, due 2007-2011, with a weighted average
     interest rate of 4.30% and 6.41% at December 31, 2002
     and 2001...............................................    12,807      1,424
  Nonredeemable advance due in 2003 with a variable rate of
     interest based on the 3 month LIBOR rate plus 41 bp.
     The rate resets quarterly with a cap of 7.50% and a
     floor of 6.25%. At December 31, 2002 the rate was
     6.25%..................................................     5,000      5,000
Notes payable to two financial institutions, generally with
  an original maturity of 36 months. Interest rates on the
  notes range from 3.84% to 7.93%, with a weighted average
  interest rate of 4.98% and 5.68% at December 31, 2002 and
  2001. The notes mature through 2005.......................    32,220     37,469
Note payable with an original term of 36 months due in 2005
  with even quarterly principal payments and a fixed rate of
  interest of 5.25%.........................................     3,001         --
Note payable with an original term of 24 months due in 2004
  and a variable rate of interest based on the 30 day LIBOR
  rate. The rate resets monthly and was 4.14% at December
  31, 2002..................................................     5,000
                                                              --------   --------
                                                              $155,478   $121,093
                                                              ========   ========

                STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

     The contractual maturities of long-term debt as of December 31, 2002, are shown below. Actual maturities may differ from contractual maturities due to the convertible features of the FHLB advances, which may be prepaid by Sterling, in the event the FHLB converts them to adjustable rate.

Due in 2003.................................................   $ 26,547
Due in 2004.................................................     30,312
Due in 2005.................................................     17,062
Due in 2006.................................................      8,750
Due in 2007.................................................     22,488
Thereafter..................................................     50,319
                                                               --------
                                                               $155,478
                                                               ========

     Under the terms of the notes payable to financial institutions, Sterling is required to meet certain conditions, including specific financial ratios, as measured on a periodic basis. Sterling was in compliance with these covenants during the periods presented. As of December 31, 2002, Sterling has unused funding commitments from these financial institutions and the FHLB totaling $251,700,000.

NOTE 12 -- TRUST PREFERRED SECURITIES

     On March 27, 2002, Sterling issued $20,000,000 of preferred capital securities through its wholly owned special purpose subsidiary trust, Sterling Financial Statutory Trust I, created solely for the issuance of these securities. Dividends on the securities are payable at an annual rate of 3-month LIBOR, plus 360 basis points, adjusted quarterly (5.0% at December 31, 2002). The proceeds from the preferred capital securities were invested by the statutory trust company in junior subordinated deferrable interest debentures of Sterling, at terms consistent with the preferred capital securities. The preferred capital securities are redeemable in whole or part by Sterling, at a price equal to 100% of the principal amount plus accrued interest, on or after March 26, 2007. Earlier redemption is allowed in the event of amendments to regulatory requirements or federal tax law. The preferred capital securities must be redeemed upon maturity of the debentures in 2032.

     Sterling Financial Statutory Trust I is a wholly-owned subsidiary of Sterling, whose sole asset consists of the junior subordinated debenture issued by Sterling. Sterling's obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by Sterling of the Statutory Trust's obligations under the preferred capital securities. The Trust Preferred securities are classified in the accompanying balance sheet as "company obligated mandatorily redeemable preferred securities of subsidiary trust", and the related dividends are included as interest expense. The trust preferred securities qualify for Tier I capital treatment for Sterling.

                STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 13 -- INCOME TAXES

     The allocation of income taxes between current and deferred is as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                              2002     2001     2000
                                                             ------   ------   ------
Current
  Federal..................................................  $5,151   $6,805   $4,560
  State....................................................     931      152      135
                                                             ------   ------   ------
                                                              6,082    6,957    4,695
                                                             ------   ------   ------
Deferred
  Federal..................................................   2,046   (1,250)     142
  State....................................................  (1,110)     137      114
                                                             ------   ------   ------
                                                                936   (1,113)     256
                                                             ------   ------   ------
Total......................................................  $7,018   $5,844   $4,951
                                                             ======   ======   ======

     On June 28, 2002, a nonbanking affiliate of Sterling organized as a C-corporation was converted to a single member limited liability company. As a result of this conversion, the need for approximately $1.2 million in state deferred tax liabilities was eliminated and resulted in a reduction of income tax expense for the period.

     The reason for the differences between the federal statutory income tax rate and the effective tax rates are summarized as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               2002     2001     2000
                                                              ------   ------   ------
Pretax income...............................................   35.0%    35.0%    35.0%
Increase (decrease) resulting from:
  Tax-exempt interest income................................  (12.2)%  (14.0)%  (15.6)%
  Disallowed interest.......................................    1.2%     1.8%     2.2%
  Disallowed merger costs...................................     --%      --%     1.8%
  Low-income housing credits................................   (0.4)%   (0.8)%   (1.0)%
  State tax (benefit), net of federal impact................   (1.4)%    0.7%     0.8%
  Other, net................................................     --%    (0.4)%   (0.2)%
                                                              -----    -----    -----
Effective tax rates.........................................   22.2%    22.3%    23.0%
                                                              =====    =====    =====

     The income tax provision (benefit) includes ($161,000), $949,000, and $242,000 of income taxes relating to realized securities gains (losses) for the years ended December 31, 2002, 2001, and 2000.

                STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

     The significant components of Sterling's deferred tax assets and liabilities are as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Deferred tax assets
  Allowance for loan losses.................................  $  4,634   $  3,736
  Employee benefit plans....................................       619        532
  Accrued directors fees....................................       580        585
  State net operating loss carryforwards....................        57        174
  Premises and equipment....................................        --          5
  Restructuring charge reserve..............................       368        234
  Securities impairment reserve.............................       465         --
  Other.....................................................       169        325
                                                              --------   --------
                                                                 6,892      5,591
                                                              --------   --------
Deferred tax liabilities
  Leasing...................................................   (10,905)    (9,363)
  Premises and equipment....................................      (473)        --
  Deferred loan fees........................................      (403)      (537)
  Securities accretion......................................      (104)      (127)
  Accumulated other comprehensive income....................    (7,521)    (2,938)
  Other.....................................................       (82)       (50)
                                                              --------   --------
                                                               (19,488)   (13,015)
                                                              --------   --------
Net deferred tax liability..................................  $(12,596)  $ (7,424)
                                                              ========   ========

NOTE 14 -- COMMITMENTS AND CONTINGENT LIABILITIES

     Sterling is a party to derivative instruments in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates.

     Credit-Related Financial Instruments - Sterling credit-related financial instruments include commitments to extend credit and letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.

     Sterling's exposure to credit loss is represented by the contractual amount of these commitments. Sterling follows the same credit policies in making commitments as it does for on-balance sheet instruments.

     The following outstanding instruments have contract amounts that represent credit risk.

                                                                 DECEMBER 31,
                                                              ------------------
                                                                2002      2001
                                                              --------   -------
Commitments to extend credit:
  Unused home equity lines of credit........................  $ 50,754   $45,958
  Other commitments to extend credit........................   273,683   190,142
Standby letters of credit...................................    58,231    52,901

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without

                STERLING FINANCIAL CORPORATION AND SUBSIDIARIES being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management's credit evaluation of the customer and generally consists of real estate. Excluded from these amounts are commitments to extend credit in the form of check credit or related plans.

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

     Derivative Financial Instruments -- Sterling utilizes derivative instruments to assist in asset liability management in order to reduce its own exposure in earnings volatility caused by fluctuations in interest rates. Derivative instruments that are used as a part of Sterling's interest rate risk-management strategy include an interest rate swap and an interest rate cap with indices that relate to pricing of specific liabilities. Interest rate swaps are contracts in which a series of interest rate flows are exchanged over a prescribed period. The notional amount on which the interest payments are based is not exchanged. Most interest rate swaps involve the exchange of fixed and floating interest payments, such as converting variable rate debt to fixed-rate. By entering into the swap, the principal amount of the debt would remain unchanged but the interest payment streams would change.

     Sterling utilizes its interest rate swaps to hedge cash flow variability related to floating rate liabilities, through the use of pay-fixed instruments. Gains and losses on derivative instruments reclassified from accumulated other comprehensive income to current-period earnings are included in the line item in which the hedged cash flows are recorded. At December 31, 2002, other comprehensive income included a deferred after-tax net loss of $1,078,000 consisting of a loss on pay-fixed interest rate swap used to hedge future cash flows on floating rate liabilities. A portion of the loss is reclassified from other comprehensive income to interest expense as net settlements occur. For the year ended December 31, 2002, Sterling recognized interest expense of $543,000 related to interest rate swaps accounted for as cash flow hedges. At December 31, 2002, the notional amount of the interest rate swap was $25,000,000, and had a negative carrying value of $1,875,000. The interest rate swap matures in 2006.

     Interest rate options, which include caps, are contracts that transfer, modify, or reduce interest rate risk in exchange for the payment of a premium when the contract is initiated. A premium is paid for the right, but not the obligation, to buy or sell a financial instrument at predetermined terms in the future. At December 31, 2002, the notional amount of the interest rate cap was $5,000,000, and had a carrying value of a positive $13,000.

     By using derivative instruments, Sterling is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair value gain in a derivative. When the fair value of a derivative instrument contract is positive, this generally indicates the counterparty owes Sterling, and, results in credit risk. When the fair value of a derivative instrument contract is negative, Sterling owes the counterparty, therefore it has no credit risk. Sterling utilizes high-quality counterparties to minimize credit risk.

     Market risk is the adverse effect that a change in interest rates has on the financial instrument. Sterling, through its Asset/Liability Committee, manages the market risk associated with interest rate contracts by monitoring limits as to the types and degree of risk that may be undertaken.

     Other contingent liabilities -- From time to time, Sterling and its subsidiaries may be named as defendants in legal proceedings that arise during the normal course of business. While any litigation has an

                STERLING FINANCIAL CORPORATION AND SUBSIDIARIES element of uncertainty, management is of the opinion that the liability, if any, resulting from these actions will not have a material effect on the consolidated financial condition or results of operations of Sterling.

NOTE 15 -- STOCKHOLDERS' EQUITY AND REGULATORY MATTERS

     Sterling maintains a dividend reinvestment and stock purchase plan. Under the Plan, shareholders may purchase additional shares of Sterling's common stock at the prevailing market prices with reinvested dividends and voluntary cash payments. Sterling has reserved 1,722,656 shares of the corporation's common stock to be issued under the dividend reinvestment and stock purchase plan. As of December 31, 2002, 1,356,994 shares were available to be issued under the plan.

     Sterling also maintains a directors' stock compensation plan (Directors'
Plan). Under the Directors' Plan, each non-employee director is entitled to receive 325 shares of Sterling's common stock each July 1. Sterling has reserved 39,375 shares of the corporation's common stock to be issued under the directors' stock compensation plan. As of December 31, 2002, 18,475 shares were available to be issued under the plan.

     During the first quarter of 2001, Sterling announced that the Board of Directors authorized the repurchase of up to 187,500 shares of the outstanding common stock. Through December 31, 2002, 88,846 shares have been repurchased under the repurchase program.

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

     Quantitative measures established by regulation to ensure capital adequacy require Sterling and its banking subsidiaries to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined) to average assets (as defined in the Regulations). Management believes, as of December 31, 2002, and 2001, that Sterling and the banks met all minimum capital adequacy requirements to which they are subject.

     As of December 31, 2002, the most recent notification from the Federal Deposit Insurance Corporation categorized the banks as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" institutions must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the

                STERLING FINANCIAL CORPORATION AND SUBSIDIARIES notification that management believes have changed the banks' category. Sterling's and the banks' actual capital amounts and ratios as of December 31, 2002, and 2001 are also presented in the table.

                                                                                   MINIMUM TO BE
                                                                                  WELL CAPITALIZED
                                                                                    UNDER PROMPT
                                                              MINIMUM CAPITAL    CORRECTIVE ACTION
                                                ACTUAL          REQUIREMENT          PROVISIONS
                                           ----------------   ----------------   ------------------
                                            AMOUNT    RATIO    AMOUNT    RATIO    AMOUNT     RATIO
                                           --------   -----   --------   -----   ---------   ------
DECEMBER 31, 2002
Total capital to risk weighted assets
  Sterling (Consolidated)................  $198,476   12.2%   $129,853    8.0%   $    N/A      N/A
  Bank of Lancaster County, N.A..........   131,027   11.6%     90,122    8.0%    112,652     10.0%
  Bank of Hanover and Trust Company......    47,336   11.6%     32,692    8.0%     40,865     10.0%
  First National Bank of North East......     9,742   12.7%      6,152    8.0%      7,690     10.0%
Tier 1 capital to risk weighted assets
  Sterling (consolidated)................   183,848   11.3%     64,927    4.0%        N/A      N/A
  Bank of Lancaster County, N.A..........   120,123   10.7%     45,061    4.0%     67,591      6.0%
  Bank of Hanover and Trust Company......    44,445   10.9%     16,346    4.0%     24,519      6.0%
  First National Bank of North East......     9,129   11.9%      3,076    4.0%      4,614      6.0%
Tier 1 capital to average assets
  Sterling (consolidated)................   183,848    8.7%     84,376    4.0%        N/A      N/A
  Bank of Lancaster County, N.A..........   120,123    8.7%     55,062    4.0%     68,827      5.0%
  Bank of Hanover and Trust Company......    44,445    6.8%     26,110    4.0%     32,637      5.0%
  First National Bank of North East......     9,129    8.3%      4,381    4.0%      5,476      5.0%
DECEMBER 31, 2001
Total capital to risk weighted assets
  Sterling (consolidated)................  $157,350   11.0%   $114,742    8.0%   $    n/a      n/a
  Bank of Lancaster County, N.A..........    98,674   10.0%     78,696    8.0%     98,370     10.0%
  Bank of Hanover and Trust Company......    37,037   10.0%     29,571    8.0%     36,963     10.0%
  First National Bank of North East......     9,218   13.2%      5,573    8.0%      6,966     10.0%
Tier 1 capital to risk weighted assets
  Sterling (consolidated)................   144,960   10.1%     57,371    4.0%        n/a      n/a
  Bank of Lancaster County, N.A..........    90,224    9.2%     39,348    4.0%     59,022      6.0%
  Bank of Hanover and Trust Company......    33,681    9.1%     14,785    4.0%     22,178      6.0%
  First National Bank of North East......     8,634   12.4%      2,787    4.0%      4,180      6.0%
Tier 1 capital to average assets
  Sterling (consolidated)................   144,960    7.8%     74,202    4.0%        n/a      n/a
  Bank of Lancaster County, N.A..........    90,224    7.6%     47,534    4.0%     59,417      5.0%
  Bank of Hanover and Trust Company......    33,681    6.1%     22,256    4.0%     27,821      5.0%
  First National Bank of North East......     8,634    8.7%      3,966    4.0%      4,958      5.0%

NOTE 16 -- MERGER RELATED COSTS

     During the third quarter of 2000, Sterling completed its merger with Hanover Bancorp, Inc. and incurred $2,898,000 of merger related and restructuring charges. The direct costs that resulted from the merger totaled

                STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

$1,426,000, and consisted primarily of legal, accounting, and investment advising fees, as well as regulatory filing fees and other miscellaneous expenses. In addition, Sterling incurred restructuring costs totaling $1,472,000, which primarily consists of severance and related benefit, professional fees, termination fees related to non-cancelable service contracts and asset write-offs related to the conversion of the banking subsidiaries into a common core processing system. The conversion to the new core processing system and resulting reduction in the workforce is expected to result in an estimated net annual savings of approximately $1.5 million, of which approximately 33% was realized in 2001 and 100% was realized in year 2002.

     The following summarizes the restructuring expenses charged to operations during 2000, and the remaining restructuring accrual balance at December 31, 2002.

                                                                  REMAINING
                                                              -----------------
                                                              INITIAL
                                                              EXPENSE   ACCRUAL
                                                              -------   -------
Employee termination........................................  $  718      $27
Asset disposal/write-downs..................................     334       --
Noncancelable contracts.....................................     312       --
Professional fees...........................................      88       13
Other.......................................................      20       --
                                                              ------      ---
                                                              $1,472      $40
                                                              ======      ===

NOTE 17 -- EMPLOYEE BENEFIT PLANS

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

     The Bank of Lancaster County also sponsored a retirement restoration plan for any officer whose compensation exceeds $170,000. The plan was designed to "restore" the level of benefits that is lost to these employees under the qualified retirement plans because of Internal Revenue Code restrictions. Consistent with termination of the qualified non-contributory plan, the Board of Directors also terminated in 2001 the retirement restoration plan.

     Sterling accounted for the settlement and termination of the qualified non-contributory and retirement restoration plans in accordance with FASB Statement No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. The settlement included lump-sum payments and the purchase of annuity contracts that benefited the participants.

     Sterling sponsors a qualified postretirement benefit plan that provides certain health care insurance benefits for retired employees who have attained the age of 60 and have completed 10 years of full-time or limited benefits employment.

                STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

     The change in benefit obligation and the change in fair value of plan assets related to the qualified pension plans, nonqualified pension and other postretirement benefits for each of the years in the two--year period ended December 31, 2002, is as follows:

                                            QUALIFIED        NONQUALIFIED        OTHER POST-
                                             PENSION            PENSION      RETIREMENT BENEFITS
                                        ------------------   -------------   -------------------
                                         2002       2001     2002    2001      2002       2001
                                        -------   --------   -----   -----   --------   --------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of
  year................................  $14,011   $ 16,721   $ 407   $ 309   $ 1,244    $ 1,226
Effect of plan curtailment............       --     (2,832)   (145)     --        --         --
Effect of plan settlement.............  (14,065)        --    (269)     --        --         --
Service cost..........................       --         --      --      16        66         50
Interest cost.........................      385        757       7      22        79         69
Benefit payments......................       --       (435)     --      --      (115)       (40)
Actuarial (gains) losses..............     (331)      (200)     --       4        --        (31)
Change in discount rate and plan
  amendments..........................       --         --      --      56       287        (30)
                                        -------   --------   -----   -----   -------    -------
Benefit obligation at end of year.....       --     14,011      --     407     1,561      1,244
                                        -------   --------   -----   -----   -------    -------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning
  of year.............................   14,011     13,889      --      --        --         --
Return on plan assets.................       54        557      --      --        --         --
Employer contributions................       --         --     269      --       115         40
Benefit payments......................       --       (435)     --      --      (115)       (40)
Effect of plan settlement.............  (14,065)        --    (269)     --        --         --
                                        -------   --------   -----   -----   -------    -------
Fair value of plan assets at end of
  year................................       --   $ 14,011      --      --        --         --
                                        -------   --------   -----   -----   -------    -------
RECONCILIATION OF FUNDED STATUS
Funded status of plans................       --         --      --    (407)   (1,561)    (1,244)
Unrecognized net transition
  obligation..........................       --         --      --      --        91        101
Unrecognized prior service costs......       --         --      --      67       157        171
Unrecognized net (gains) losses.......       --        397      --      53      (117)      (425)
                                        -------   --------   -----   -----   -------    -------
PREPAID (ACCRUED) BENEFIT EXPENSE.....  $    --   $    397   $  --   $(287)  $(1,430)   $(1,397)
                                        =======   ========   =====   =====   =======    =======
ASSUMPTIONS
Discount rate.........................     5.50%      5.50%   5.50%   5.50%     6.25%      6.50%
Expected return on plan assets........     5.50%      5.50%   5.50%   9.00%       --%      0.00%
Weighted average rate of increase in
  future compensation levels..........     4.50%      4.50%   4.50%   4.50%       --%      0.00%

                STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

     The components of the retirement benefits cost are presented below.

                                                   QUALIFIED PENSION          NONQUALIFIED PENSION
                                                YEARS ENDED DECEMBER 31,    YEARS ENDED DECEMBER 31,
                                               --------------------------   ------------------------
                                                2002     2001      2000      2002     2001     2000
                                               ------   ------   --------   ------    -----    -----
RETIREMENT BENEFIT COSTS
Service cost.................................  $  --    $  --    $   667    $  --      $16      $15
Interest cost................................    385      757        753        6       21       19
Return on plan assets........................    (54)    (557)    (1,103)      --       --       --
Amortization of transition gains.............     --       --         --       --       --       --
Amortization of prior service cost...........     --       --         (8)      67       20       20
Actuarial gains (losses).....................   (331)    (200)       (58)      53       --       --
Effect of plan curtailment...................    (85)      --         --     (145)      --       --
Effect of plan settlement....................    397       --         --       --       --       --
                                               -----    -----    -------    -----      ---      ---
  Net retirement benefits costs (income).....  $ 312    $  --    $   251    $ (19)     $57      $54
                                               =====    =====    =======    =====      ===      ===

                                                               OTHER POSTRETIREMENT BENEFITS
                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                               2002        2001        2000
                                                              -------     -------     -------
RETIREMENT BENEFIT COSTS
Service cost................................................   $ 66        $ 50        $ 65
Interest cost...............................................     80          69          80
Amortization of transition losses...........................      9           9          51
Amortization of unrecognized prior service cost.............     14          14         (19)
Actuarial losses............................................    (20)        (31)        (31)
                                                               ----        ----        ----
  Net retirement benefits costs.............................   $149        $111        $146
                                                               ====        ====        ====

     Health care cost trend rates assumed with respect to other postretirement benefits in measuring the accumulated postretirement benefit were 4.5% in 2002 and later. The health care cost trend rate assumption has a significant effect on the amounts reported. The following table reflects the effect of a 1% point increase and a 1% point decrease in the health care cost trend rates:

                                                              1% POINT   1% POINT
                                                              INCREASE   DECREASE
                                                              --------   --------
Effect on total of service and interest cost components.....    $19        $16
Effect on postretirement benefit obligation.................    158        138

     The individual banking affiliates of Sterling Financial Corporation each sponsored 401(k) retirement plans for their employees. These plans were merged into the Sterling Financial Corporation 401(k) Retirement Plan, which was approved by the Board of Directors and was implemented effective July 1, 2001. Banking affiliate employees who have attained age 18 and have completed 30 days of employment may participate in the plan through salary deferral. To be eligible for the matching contribution and the performance incentive feature, the employee must be age 18 and have completed one year of service with 1,000 hours. Employees of Town and Country, a wholly owned subsidiary of Bank of Lancaster County, participate only in the salary deferral portion of the plan.

     Under the salary deferral feature of the plan a participant may contribute from 1% to 20% of their compensation. Sterling makes matching contributions equal to 100% of the first 2% of the employee's contributions to the plan that are fully vested at all times and employees may direct the investment of those

                STERLING FINANCIAL CORPORATION AND SUBSIDIARIES contributions to one or all of the thirteen funds available. Matching contributions as of July 1, 2001 and forward are also fully vested and are invested based on the employee's direction.

     Under the performance incentive feature of the plan, additional contributions are made to participant accounts for each plan year for an amount determined by the Board of Directors based on achieving certain performance objectives. The performance incentive feature is paid entirely in Sterling common stock. Total expense for the performance incentive feature and employer matching contribution was $1,340,000, $1,105,000, and $733,000 for the years ended December 31, 2002, 2001 and 2000.

     The number of shares owned at December 31, 2002, in the Sterling Financial 401(k) Retirement Plan total 1,012,899 shares, with an approximate market value of $23,955,000. Dividends totaling $683,000 were reinvested in additional shares of Sterling common stock.

NOTE 18 -- STOCK COMPENSATION

     Sterling has an omnibus stock incentive plan under which incentive and nonqualified stock options, stock appreciation rights, or restricted stock may be issued. To date, only incentive and nonqualified stock options have been issued under the plan. The options are granted periodically to key employees at a price not less than the fair value of the shares at the date of grant, and have a term of ten years. As of December 31, 2002, Sterling had approximately 996,808 shares of common stock reserved for issuance under the stock incentive plans.

     Sterling accounts for its stock incentive plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost for option grants are reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if Sterling had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
Net income:
  As reported...........................................  $24,745   $20,334   $16,597
  Total stock-based employee compensation expense
     determined under fair value based methods for all
     awards, net of related tax effects.................     (917)     (763)     (834)
                                                          -------   -------   -------
  Proforma..............................................  $23,828   $19,571   $15,763
                                                          =======   =======   =======
Basic earnings per share:
  As reported...........................................  $  1.48   $  1.30   $  1.06
  Proforma..............................................     1.43      1.25      1.01
Diluted earnings per share:
  As reported...........................................  $  1.47   $  1.29   $  1.06
  Proforma..............................................     1.42      1.24      1.00

                STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                              2002      2001      2000
                                                              -----     -----     -----
Dividend yield..............................................  3.40%     4.47%     4.45%
Risk-free interest rate.....................................  4.90%     4.96%     5.56%
Expected Life...............................................     7        10        10
Expected volatility.........................................  45.3%     49.0%     38.1%

     A summary of the status of Sterling's stock option plans is presented below:

                                             2002          DECEMBER 31, 2001           2000
                                      ------------------   ------------------   ------------------
                                                WEIGHTED             WEIGHTED             WEIGHTED
                                                AVERAGE              AVERAGE              AVERAGE
                                                EXERCISE             EXERCISE             EXERCISE
                                      SHARES     PRICE     SHARES     PRICE     SHARES     PRICE
                                      -------   --------   -------   --------   -------   --------
Outstanding at January 1............  556,724    $17.66    413,986    $19.13    413,980    $19.25
  Granted...........................  184,000     18.69    165,500     13.60     29,256     12.67
  Exercised.........................  (87,544)    13.66    (19,441)    13.47         --        --
  Forfeited.........................   (4,000)    14.91     (3,321)    13.78    (29,250)    15.07
                                      -------              -------              -------
Outstanding at December 31..........  649,180    $18.50    556,724    $17.66    413,986    $19.13
                                      =======              =======              =======
Options exerciseable at December
  31................................  397,666    $19.54    351,196    $19.15    299,740    $17.90
Weighted average fair value of
  options granted during period.....             $ 7.07               $ 4.98               $ 3.63

     Information pertaining to options outstanding at December 31,2002, is as follows:

                           OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                 ----------------------------------------   ----------------------------------------
                                             WEIGHTED                                   WEIGHTED
                               WEIGHTED       AVERAGE                     WEIGHTED       AVERAGE
                               AVERAGE       REMAINING                    AVERAGE       REMAINING
   RANGE OF        NUMBER      EXERCISE     CONTRACTUAL       NUMBER      EXERCISE     CONTRACTUAL
EXERCISE PRICES  OUTSTANDING    PRICE     LIFE (IN YEARS)   OUTSTANDING    PRICE     LIFE (IN YEARS)
---------------  -----------   --------   ---------------   -----------   --------   ---------------
 $12.00-12.99       34,979      $12.73          7.2            32,271      $12.75          7.1
  13.00-13.99      142,757       13.60          8.2            55,328       13.60          8.2
  14.00-14.99       67,038       14.80          5.0            67,038       14.80          5.0
  17.00-17.99       41,488       17.71          5.0            41,488       17.71          5.0
  18.00-18.99      183,127       18.69          9.2            21,750       18.69          9.2
  23.00-23.99      100,291       23.20          7.0           100,291       23.20          7.0
  27.00-27.99       79,500       27.04          6.0            79,500       27.04          6.0
                   -------                                    -------
                   649,180      $18.50          7.4           397,666      $19.54          6.6
                   =======                                    =======

     Compensation expense of $375,000 was recorded in 2002 related to the fair value of stock options from former employees whose option terms were modified upon the change in employment status.

NOTE 19 -- RELATED PARTY TRANSACTIONS

     Certain directors and officers of Sterling Financial Corporation and its subsidiaries, their immediate families and companies in which they are principal owners (more than 10%), were indebted to the subsidiary banks during 2002 and 2001. All loans were made on substantially the same terms, including interest rates and

                STERLING FINANCIAL CORPORATION AND SUBSIDIARIES collateral, as those prevailing at the time for comparable transactions with other persons and, in the opinion of the management of the banks, do not involve more than a normal risk of collectibility or present other unfavorable features. Total loans to these persons at December 31, 2002, and 2001 amounted to $6,678,000 and $9,636,000. During 2002, $1,018,000 of new loans were made and repayments totaled $3,976,000.

NOTE 20 -- RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES

     Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made to Sterling by its subsidiary banks. The amount of dividends that may be paid from the subsidiary banks to Sterling totals $48,024,000 at December 31, 2002. However, dividends paid by the subsidiary banks would be prohibited if the effect thereof would cause the banks' capital to be reduced below applicable minimum capital requirements.

     Under current Federal Reserve regulations, the subsidiary banks are limited to the amounts they may loan to their affiliates, including Sterling. Loans to a single affiliate may not exceed 10%, and the aggregate of loans to all affiliates may not exceed 20% of each bank subsidiary's capital and surplus (as defined by regulation). At December 31, 2002, the maximum amount available for loans to Sterling totaled $18,811,000.

NOTE 21 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

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

     Derivative assets and liabilities: The fair values for derivative instruments are based on cash flow projection models obtained from third parties.

     Off-balance sheet instruments: Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The fair values of off-balance sheet instruments are not significant at December 31, 2002, and 2001.

     The estimated fair values and related carrying or notional amounts of Sterling's financial instruments are as follows:

                                                                 DECEMBER 31,
                                               -------------------------------------------------
                                                        2002                      2001
                                               -----------------------   -----------------------
                                                CARRYING       FAIR       CARRYING       FAIR
                                                 AMOUNT       VALUE        AMOUNT       VALUE
                                               ----------   ----------   ----------   ----------
Financial Assets:
  Cash and cash equivalents..................  $  107,339   $  107,339   $   94,532   $   94,532
  Interest-bearing deposits in banks.........       3,412        3,412        2,367        2,367
  Short-term investments.....................      11,200       11,200        1,277        1,277
  Mortgage loans held for sale...............      16,784       16,784       21,024       21,024
  Securities held-to-maturity................      36,596       38,368       41,788       42,763
  Securities available-for-sale..............     551,696      551,696      490,955      490,955
  Loans......................................   1,198,732    1,256,011    1,004,059    1,035,529
  Accrued interest receivable................      11,770       11,770       12,116       12,116
  Derivative assets..........................          13           13           --           --
Financial Liabilities:
  Deposits...................................   1,702,302    1,722,580    1,535,649    1,549,076
  Short-term borrowings......................      41,620       41,620       20,285       20,285
  Long-term debt.............................     155,478      169,364      121,093      124,720
  Trust preferred securities.................      20,000       20,000           --           --
  Accrued interest payable...................       7,981        7,981        8,747        8,747
  Derivative liabilities.....................       1,875        1,875           --           --

                STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 22 -- CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

     Financial information pertaining only to Sterling Financial Corporation is as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
ASSETS
  Cash and cash equivalents.................................  $  7,256   $  3,418
  Securities available for sale.............................     2,004      1,509
  Investments in:
     Bank subsidiaries......................................   206,537    139,690
     Nonbank subsidiaries...................................     8,925      9,298
  Due from affiliates.......................................     2,215         --
  Other assets..............................................     2,670        315
                                                              --------   --------
       Total assets.........................................  $229,607   $154,230
                                                              ========   ========
LIABILITIES
  Long-term debt............................................  $  8,001   $     --
  Subordinated note to subsidiary trust.....................    20,619         --
  Other liabilities.........................................     4,154      2,119
                                                              --------   --------
       Total liabilities....................................    32,774      2,119
                                                              --------   --------
STOCKHOLDERS' EQUITY........................................   196,833    152,111
                                                              --------   --------
       Total liabilities and stockholders' equity...........  $229,607   $154,230
                                                              ========   ========

                STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2002      2001      2000
                                                              -------   -------   -------
STATEMENTS OF INCOME
Income
  Dividends from banking subsidiaries.......................  $ 9,530   $ 9,780   $12,489
  Dividends from nonbanking subsidiaries....................      376     1,350       155
  Dividends on securities available-for-sale................       47        27        35
  Gain on securities available-for-sale.....................       16       180         8
  Management fee from subsidiaries..........................   18,723        --        --
  Other.....................................................        5         3         7
                                                              -------   -------   -------
     Total income...........................................   28,697    11,340    12,694
EXPENSES
  Interest expense..........................................    1,195        --        --
  Operating expenses........................................   17,572       548     1,851
                                                              -------   -------   -------
     Total expense..........................................   18,767       548     1,851
                                                              -------   -------   -------
INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED
  NET INCOME OF SUBSIDIARIES................................    9,930    10,792    10,843
INCOME TAX EXPENSE (BENEFIT)................................       24       (83)     (252)
                                                              -------   -------   -------
                                                                9,906    10,875    11,095
Equity in undistributed income of:
  Banking subsidiaries......................................   15,485    10,015     5,335
  Other subsidiaries........................................     (646)     (556)      137
                                                              -------   -------   -------
NET INCOME..................................................  $24,745   $20,334   $16,567
                                                              =======   =======   =======

                STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2002      2001      2000
                                                              -------   -------   -------
STATEMENT OF CASH FLOWS
Cash flows from operating activities
  Net income................................................  $24,745   $20,334   $16,567
     Adjustments to reconcile net income to net cash
       provided by operating activities
       Equity in undistributed net income of subsidiaries...  (14,839)   (9,459)   (5,472)
       Gain on sale of securities available-for-sale........      (16)     (180)       (8)
       (Increase) decrease in other assets..................   (4,570)       87        28
       Increase (decrease) in other liabilities.............    1,771       609      (351)
       Other................................................      375        --        --
                                                              -------   -------   -------
          Net cash provided by operating activities.........    7,466    11,391    10,764
                                                              -------   -------   -------
Cash flows from investing activities
     Purchase of securities available-for-sale..............     (447)     (493)     (620)
     Proceeds form sales and maturities of securities
       available-for-sale...................................      140       512       180
     Investment in banking subsidiary.......................  (21,764)       --        --
     Investment in nonbanking subsidiary....................     (619)      (70)   (1,567)
     Return of capital from nonbanking subsidiaries.........      500       750        --
                                                              -------   -------   -------
          Net cash used in investing activities.............  (22,190)      699    (2,007)
                                                              -------   -------   -------
Cash flows from financing activities
     Proceeds from subordinated note from subsidiary........   20,619        --        --
     Proceeds from long-term debt...........................    9,000        --        --
     Repayment of long-term debt............................     (999)       --        --
     Proceeds form issuance of common stock.................      645         3        16
     Cash dividends on common stock.........................  (10,771)   (9,654)   (8,736)
     Cash paid in lieu of fractional shares.................      (32)       --        (8)
     Purchase of treasury stock.............................     (551)   (1,061)       --
     Proceeds from issuance of treasury stock...............      651       325        52
                                                              -------   -------   -------
          Net cash used in financing activities.............   18,562   (10,387)   (8,676)
                                                              -------   -------   -------
Increase (decrease) in cash.................................    3,838     1,703        81
Cash
     Beginning of year......................................    3,418     1,715     1,634
                                                              -------   -------   -------
     End of year............................................  $ 7,256   $ 3,418   $ 1,715
                                                              =======   =======   =======

NOTE 23 -- SEGMENT REPORTING

     Changes in Sterling's organization structure and on acquisition during 2002 resulted in a modification to its reportable segments. During the first quarter of 2002, Sterling acquired Equipment Finance, Inc. creating a new reportable segment, commercial finance. On January 1, 2002, the wealth management division of Bank of Lancaster County and the investment services division of Bank of Hanover were combined into a single legal entity, Sterling Financial Trust Company. In addition, during the second quarter of 2001, Pennbanks

                STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Insurance Company's operations began, resulting in insurance-related activity. The trust and the insurance segments of the corporation do not meet the thresholds for reportable segment reporting; therefore, they are included in the all other category. Prior to 2002, the trust and insurance segments were included in community banking and related services.

     Sterling, as a result of the modification in structure, now has three reportable segments: 1) community banking and related services, 2) leasing operations, and 3) commercial finance. The community-banking segment provides financial services to consumer, businesses, and governmental units in south central Pennsylvania and northeastern Maryland. These services include providing various types of loans to customers, accepting deposits, and other typical banking services. The leasing segment provides vehicle and equipment financing alternatives to businesses primarily located in south central Pennsylvania and northeastern Maryland, although assets are located throughout the United States. The commercial finance segment specializes in financing forestry and land-clearing equipment through more than 150 equipment dealer locations ranging from Maine to Florida.

     The December 31, 2001 and 2000 segment information has been restated to conform with the new segment reporting structure, with the exception of assets, which have not been restated due to immateriality.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Transactions between segments, principally loans, were at terms consistent with that which would be obtained from a third party.

     Sterling's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment appeals to different markets and, accordingly, requires different technology and marketing strategies. Sterling's chief operating decision maker utilizes interest income, interest expense, noninterest income, non-interest expense, and the provision for income taxes in making decisions and determining resources to be allocated to the segments.

     Sterling does not have operating segments other than those reported above. Parent company and treasury function income is included in the community-banking segment, as the majority of effort of these functions is related to this segment.

     Sterling does not have a single external customer from whom it derives 10% or more of its revenue.

                STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

     Information about reportable segments, and reconciliation of such information to the consolidated financial statements follows (in thousands):

                           COMMUNITY
                           BANKING &
                            RELATED                COMMERCIAL               INTER-SEGMENT   CONSOLIDATED
                            SERVICES    LEASING     FINANCE     ALL OTHER   ELIMINATIONS       TOTALS
                           ----------   --------   ----------   ---------   -------------   ------------
YEAR ENDED DECEMBER 31,
  2002
Interest and dividend
  income.................  $  111,113   $  7,394    $11,857      $   41       $  (6,814)     $  123,591
Interest expense.........      45,396      7,401      2,630           4          (6,814)         48,617
Provision for loan
  losses.................       1,131        685        279          --              --           2,095
Noninterest income.......      12,568     26,566        121       5,551              --          44,806
Noninterest expenses.....      53,981     24,722      1,947       5,272              --          85,922
Income before income
  taxes..................      23,173      1,152      7,122         316              --          31,763
Income tax expense
  (benefit)..............       4,576       (645)     2,990          97              --           7,018
Net income...............      18,597      1,797      4,132         219              --          24,745
Assets...................   2,072,557    165,385    121,224       3,913        (206,770)      2,156,309
YEAR ENDED DECEMBER 31,
  2001
Interest and dividend
  income.................     114,045      7,309         --          38          (5,476)        115,916
Interest expense.........      54,970      7,780         --          --          (5,476)         57,274
Provision for loan
  losses.................         620        597         --          --              --           1,217
Noninterest income.......      14,601     24,912         --       4,412              --          43,925
Noninterest expenses.....      48,376     22,211         --       4,585              --          75,172
Income before income
  taxes..................      24,680      1,633         --        (135)             --          26,178
Income tax expense
  (benefit)..............       5,242        685         --         (83)             --           5,844
Net income...............      19,438        948         --         (52)             --          20,334
Assets...................   1,800,246    148,000         --          --         (86,807)      1,861,439
YEAR ENDED DECEMBER 31,
  2000
Interest and dividend
  income.................  $  111,616   $  6,755         --          --       $  (5,052)     $  113,319
Interest expense.........      55,922      7,631         --          --          (5,052)         58,501
Provision for loan
  losses.................         485        120         --          --              --             605
Noninterest income.......      10,820     22,746         --       3,942              --          37,508
Noninterest expenses.....      45,676     20,277         --       4,250              --          70,203
Income before income
  taxes..................      20,353      1,473         --        (308)             --          21,518
Income tax expense
  (benefit)..............       4,442        617         --        (108)             --           4,951
Net income...............      15,911        856         --        (200)             --          16,567
Assets...................   1,674,199    135,858         --          --         (83,919)      1,726,138

                STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 24 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of the quarterly results of operations for the years ended December 31 follows:

                                                                 THREE MONTHS ENDED
                                                   -----------------------------------------------
                                                   DECEMBER 31   SEPTEMBER 30   JUNE 30   MARCH 31
                                                   -----------   ------------   -------   --------
2002
Interest and dividend income.....................    $31,548       $31,646      $31,172   $29,225
Interest expense.................................     11,631        12,414       12,494    12,078
Provision for loan losses........................      1,077           218          582       218
Securities gains.................................         20           (89)        (407)       16
Noninterest income...............................     12,244        10,869       11,229    10,924
Noninterest expense..............................     21,803        21,206       22,217    20,696
Income before income taxes.......................      9,301         8,588        6,701     7,173
Income tax expense...............................      2,502         2,323          542     1,651
Net income.......................................      6,799         6,265        6,159     5,522
Per share information:
  Basic earnings per share.......................    $  0.40       $  0.37      $  0.37   $  0.34
  Diluted earnings per share.....................       0.40          0.37         0.36      0.34
  Dividends declared.............................       0.17          0.17         0.16      0.16
2001
Interest and dividend income.....................    $28,370       $29,017      $29,193   $29,336
Interest expense.................................     12,554        14,140       14,949    15,631
Provision for loan losses........................        130           290          495       302
Securities gains.................................        252           538        1,441       479
Noninterest income...............................     11,076        10,488       10,136     9,515
Noninterest expense..............................     20,197        19,062       18,533    17,380
Income before income taxes.......................      6,817         6,551        6,793     6,017
Income tax expense...............................      1,532         1,484        1,555     1,273
Net income.......................................      5,285         5,067        5,238     4,744
Per share information:
  Basic earnings per share.......................    $  0.34       $  0.32      $  0.34   $  0.30
  Diluted earnings per share.....................       0.34          0.32         0.33      0.30
  Dividends declared.............................       0.16          0.16         0.15      0.15

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference is the information appearing under the headings "Information about Nominees and Continuing Directors" and "Executive Officers" in the 2003 annual Meeting Proxy Statement.

     Section 16(a) of the Securities Exchange Act of 1934 requires Sterling's directors, executive officers and shareholders who beneficially own more than 10% of Sterling's outstanding equity stock to file initial reports of

                STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

ownership and reports of changes in ownership of common stock and other equity securities of Sterling with the Securities and Exchange Commission. Based on a review of copies of such reports we received, and on the statements of the reporting persons, Sterling believes that all Section 16(a) filing requirements were complied with in a timely fashion during 2002.

ITEM 11 -- EXECUTIVE COMPENSATION

     Incorporated by reference is the information under the headings "Executive Compensation" and "Sterling Financial Corporation Directors' Compensation" in the 2003 Annual Meeting Proxy Statement.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference is the information appearing under the headings "Principal Holders" and "Beneficial Ownership of Executive Officers, Directors and Nominees" in the 2003 Annual Meeting Proxy Statement.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference is the information appearing under the heading "Transaction with Directors and Executive Officers" in the 2003 Annual Meeting Proxy Statement and under "Notes to Consolidated Financial Statements -- Note X -- Related Party Transactions" located elsewhere in this Form 10-K.

ITEM 14 -- CONTROLS AND PROCEDURES

     Sterling maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. Sterling's management evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, within 90 days prior to the filing date of this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 15 -- EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:
     The financial statements listed on the index set forth in Item 8 of this Annual Report on Form 10-K are filed as part of this Annual
     Report.
     Financial statement schedules -- all schedules are omitted because they are either not applicable, the data are not significant or the required information is shown in the financial statements or the notes thereto or elsewhere herein.
     Exhibits -- the following is a list of Exhibits required by Item
     601 of Regulation S-K and are incorporated by reference herein or annexed to this Annual Report.
      3(i) Amended Articles of Incorporation. (Incorporated by reference to Exhibit 3(i) to Registrant's Current Report on
            Form 8-K, dated April 30, 2002, filed with the Commission on
            May 15, 2002.)
      3(ii) Amended Bylaws. (Incorporated by reference to Exhibit 3(ii) to Registrant's Current Report on Form 8-K, dated and filed with the Commission on April 25, 2000.)

                STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

     4.1    Amended Articles of Incorporation. (Incorporated by
            reference to Exhibit 3(i) to Registrant's Current Report on
            Form 8-K, dated April 30, 2002, and filed with the
            Commission on May 15, 2002.)
     4.2    Amended Bylaws. (Incorporated by reference to Exhibit 3(ii)
            to Registrant's Current Report on form 8-K, dated and filed with the Commission on April 25, 2000.)
     10.1   1996 Stock Incentive Plan (Incorporated by reference to
            Exhibit 4.3 of Registration Segment No. 333-103069 on Form
            S-8, filed with the Commission on February 10, 2003.)
     10.2   Dividend Reinvestment and Stock Purchase Plan (Incorporated
            by reference to Registration Statement No. 33-55131 on Form
            S-3, filed with the Commission on August 18, 1994, and as
            amended by Registrant's Rule 424 (b) prospectus, filed with the Commission on December 23, 1998, and by Amendment No. 1,
            filed with the Commission on January 16, 2001.)
     10.3   Stock Disposition Agreement, dated September 6, 2001, by and between Howard E. Groff, Sr., and Sterling Financial
            Corporation. (Incorporated by reference to Exhibit 99.1 in
            Registrant's Current Report on Form 8-K, dated September 6,
            2001, and filed with the Commission on September 26, 2001.)
     10.4   1997 Directors Stock Compensation Plan and Policy.
            (Incorporated by reference to Exhibit 4.3 to Registrant's
            Registration Statement No. 333-28101 on Form S-8, filed with the Commission on May 30, 1997.)
     10.5   Supplemental Executive Retirement Agreement, dated April 22,
            2002, between Sterling Financial Corporation and John
            Stefan. (Incorporated by reference to Exhibit 10.1 to
            Registrant's Current Report on Form 8-K, dated April 30,
            2002, filed with the Commission on May 15, 2002.)
     10.6   Consulting Agreement and General Release, dated April 22,
            2002, between Sterling Financial Corporation and John E.
            Stefan. (Incorporated by reference to Exhibit 10.2 to
            Registrant's Current Report on Form 8-K, dated April 30,
            2002, filed with the Commission on May 15, 2002.)
     10.7   Employment Agreement, dated December 18, 2001, between
            Sterling Financial Corporation, Bank of Lancaster County,
            N.A. and J. Roger Moyer, Jr. (Incorporated by reference to
            Exhibit 10.6 to Registrant's Statement No. 333-75650 on Form
            S-4, filed with the Commission on January 16, 2002.)
     10.8   Employment Agreement, dated July 23, 2002, between Sterling
            Financial Corporation, Bank of Lancaster County, N.A. and
            Thomas P. Dautrich. (Incorporated by reference to Exhibit 10 to Registrant's Quarterly Report on 10-Q for the
            quarter-ended June 30, 2002, filed with the Commission on
            August 14, 2002.)
     10.9   Employment Agreement, dated as of February 28, 2002, between
            Sterling Financial Corporation, Bank of Lancaster County,
            N.A. and J. Bradley Scovill. (Incorporated by reference to
            Exhibit 10.10 to Registrant's Annual Report on Form 10-K for
            the year ended December 31, 2001, filed with the Commission
            March 27, 2002.)
     10.10  Change in Control Agreement, dated as of July 27, 2000, between Sterling Financial Corporation, Bank of Hanover, and
            Chad M. Clabaugh.
     10.11  Change in Control Agreement, dated as of November 29, 2000, between Sterling Financial Corporation, Bank of Hanover, and
            D. Kathleen Phillips.
     21     Subsidiaries of the Registrant
     99.1   Certification of Principal Executive Officer
     99.2   Certification of Principal Financial Officer

                STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Copies of the Exhibits referenced above will be provided to Shareholders without charge by writing to Shareholder Relations, Sterling Financial Corporation, 101 North Pointe Boulevard, Lancaster, PA 17601-4133.

(b) Reports on Form 8-K

     During the quarter ended December 31, 2002, the registrant filed the following reports on Form 8-K.

DATE OF REPORT     ITEM                           DESCRIPTION
--------------     ----   -----------------------------------------------------------
October 22, 2002    5     Registrant filed a press release announcing results of
                          operations for the quarter and nine months ended September
                          30, 2002.
October 29, 2002    9     Slide presentation from Mid-Atlantic 2002 Super Community
                          Bank Conference in Baltimore, Maryland.
November 19, 2002   5     Registrant filed a press release announcing the fourth
                          quarter dividend declaration.

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          STERLING FINANCIAL CORPORATION

                                          By:    /s/ J. ROGER MOYER, JR.
                                            ------------------------------------
                                                    J. Roger Moyer, Jr.
                                             President, Chief Executive Officer
                                                             and
                                                    Assistant Secretary

                  SIGNATURE                                    TITLE                        DATE
                  ---------                                    -----                        ----
             /s/ JOHN E. STEFAN                Chairman of the Board and Director      March 18, 2003
---------------------------------------------
              (John E. Stefan)

           /s/ J. ROGER MOYER, JR.             President, Chief Executive Officer,     March 18, 2003
---------------------------------------------  Assistant Secretary, Director
            (J. Roger Moyer, Jr.)

           /s/ J. BRADLEY SCOVILL              Senior Executive Vice President,        March 18, 2003
---------------------------------------------  Chief Financial Officer, Treasurer,
            (J. Bradley Scovill)               Director

            /s/ DOUGLAS P. BARTON              Vice President, Chief Accounting        March 18, 2003
---------------------------------------------  Officer, Secretary
             (Douglas P. Barton)

        /s/ RICHARD H. ALBRIGHT, JR.           Director                                March 18, 2003
---------------------------------------------
         (Richard H. Albright, Jr.)

              /s/ S. AMY ARGUDO                Director                                March 18, 2003
---------------------------------------------
               (S. Amy Argudo)

           /s/ MICHAEL A. CARENZO              Director                                March 18, 2003
---------------------------------------------
            (Michael A. Carenzo)

            /s/ BERTRAM F. ELSNER              Director                                March 18, 2003
---------------------------------------------
             (Bertram F. Elsner)

          /s/ HOWARD E. GROFF, JR.             Director                                March 18, 2003
---------------------------------------------
           (Howard E. Groff, Jr.)

            /s/ JOAN R. HENDERSON              Director                                March 18, 2003
---------------------------------------------
             (Joan R. Henderson)

             /s/ CALVIN G. HIGH                Director                                March 18, 2003
---------------------------------------------
              (Calvin G. High)

           /s/ TERRENCE L. HORMEL              Director                                March 18, 2003
---------------------------------------------
            (Terrence L. Hormel)

             /s/ DAVID E. HOSLER               Director                                March 18, 2003
---------------------------------------------
              (David E. Hosler)

             /s/ E. GLENN NAUMAN               Director                                March 18, 2003
---------------------------------------------
              (E. Glenn Nauman)

            /s/ W. GARTH SPRECHER              Director                                March 18, 2003
---------------------------------------------
             (W. Garth Sprecher)

              /s/ GLENN R. WALZ                Director                                March 18, 2003
---------------------------------------------
               (Glenn R. Walz)

                                 CERTIFICATION

I, J. Roger Moyer, Jr., President, Chief Executive Officer and Assistant Secretary, certify, that:

     1. I have reviewed this annual report on Form 10-K of Sterling Financial Corporation;

     2. Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       (c) Presented in this annual report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       (a) All significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

       Date: March 18, 2003                     By: /s/ J. ROGER MOYER, JR.
                                                -------------------------------------------------------
                                                   J. Roger Moyer, Jr.
                                                   President, Chief Executive Officer and
                                                   Assistant Secretary

                                 CERTIFICATION

I, J. Bradley Scovill, Senior Executive Vice President, Chief Financial Officer and Treasurer certify, that:

     1. I have reviewed this annual report on Form 10-K of Sterling Financial Corporation;

     2. Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       (c) Presented in this annual report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       (a) All significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

       Date: March 18, 2003                     By: /s/ J. BRADLEY SCOVILL
                                                -------------------------------------------------------
                                                   J. Bradley Scovill
                                                   Senior Executive Vice President,
                                                   Chief Financial Officer and Treasurer

                                        Exhibit Index

Exhibits Required Pursuant to Item 601 of Regulation S-K

                                                                                   Page (in
                                                                                   accordance
                                                                                   with
                                                                                   sequential
     Item                                                                          numbering
     No.                                Description                                 system)
     ---                                -----------                                 -------
3(i)            Amended Articles of Incorporation. (Incorporated by reference to
                Exhibit 3(i) to Registrant's Current Report on Form 8-K, dated
                April 30, 2002, filed with the Commission on May 15, 2002.)

3(ii) Amended Bylaws. (Incorporated by reference to Exhibit 3(ii) to Registrant's Current Report on Form 8-K, dated and filed with the Commission on April 25, 2000.)

4.1             Amended Articles of Incorporation. (Incorporated by reference to
                Exhibit 3(i) to Registrant's Current Report on Form 8-K, dated
                April 30, 2002, filed with the Commission on May 15, 2002.)

4.2             Amended Articles of Incorporation. (Incorporated by reference to
                Exhibit 3(i) to Registrant's Current Report on Form 8-K, dated
                April 30, 2002, filed with the Commission on May 15, 2002.)

10.1 1996 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 4.3 of Registration Statement No.
                333-103069 on Form S-8, filed with the Commission on February 10, 2003).

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

10.5            Supplemental Executive Retirement Agreement, dated April 22,
                2002, between Sterling Financial Corporation and John Stefan.
                (Incorporated by reference to Exhibit 10.1 to Registrant's
                Current Report on Form 8-K, dated April 30, 2002, filed with the
                Commission on May 15, 2002.)

10.6            Consulting Agreement and General Release, dated April 22,
                2002, between Sterling Financial Corporation and John E.
                Stefan. (Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K, dated April 30,
                2002, filed with the Commission on May 15, 2002.)

10.7            Employment Agreement, dated December 18, 2001, between
                Sterling Financial Corporation, Bank of Lancaster County,
                N.A. and J. Roger Moyer, Jr. (Incorporated by reference to
                Exhibit 10.6 to Registrant's Statement No. 333-75650 on Form
                S-4, filed with the Commission on January 16, 2002.)

                                       73

10.8            Employment Agreement, dated July 23, 2002, between
                Sterling Financial Corporation, Bank of Lancaster County,
                N.A. and Thomas P. Dautrich. (Incorporated by reference to Exhibit 10 to Registrant's Quarterly Report on 10-Q for the quarter-ended June 30, 2002, filed with the Commission on August 14, 2002.)

10.9 Employment Agreement, dated as of February 28, 2002, between Sterling Financial Corporation, Bank of Lancaster
                County, N.A. and J. Bradley Scovill. (Incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission March 27, 2002.)

10.10           Change in Control Agreement, dated as of July 27, 2000,              75-83
                between Sterling Financial Corporation, Bank of Hanover,
                and Chad M. Clabaugh

10.11           Change in Control Agreement, dated as of November 29,                84-92
                2000, between Sterling Financial Corporation, Bank of
                Hanover, and D. Kathleen Phillips.

21              Subsidiaries of the Registrant                                         93

23              Consent of Ernst & Young, LLP.                                         94

99.1            Certification of Principal Executive Officer.                          95

99.2            Certification of Principal Financial Officer                           96