Form 10-Q
period 2003-03-31
STERLING FINANCIAL CORP /PA/
filed 2003-05-15
CIK 811671

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from          to

Commission file number 0-16276

STERLING FINANCIAL CORPORATION

(Exact name of registrant as specified in it charter)

Pennsylvania	23-2449551
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

101 North Pointe Boulevard
Lancaster, Pennsylvania	17601-4133
(Address of principal executive offices)	(Zip Code)

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

Common Stock, $5.00 Par Value - 16,928,690 shares outstanding as of April 30, 2003.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Index

		Page

PART I – FINANCIAL INFORMATION
Item 1 -	Financial Statements (Unaudited)
	Consolidated Balance Sheets
	As of March 31, 2003 and December 31, 2002	3
	Consolidated Statements of Income
	For the Three Months ended March 31, 2003 and 2002	4
	Consolidated Statements of Changes in Stockholders’
	Equity for the Three Months ended March 31, 2003 and 2002	5
	Consolidated Statements of Cash Flows
	For the Three Months ended March 31, 2003 and 2002	6
	Notes to Consolidated Financial Statements	7
Item 2 -	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	11
Item 3 -	Quantitative and Qualitative Disclosure about Market Risk	21
Item 4 -	Internal Control Evaluation	23
PART II – OTHER INFORMATION
Item 1 -	Legal Proceedings	24
Item 2 -	Changes in Securities and Use of Proceeds	24
Item 3 -	Defaults Upon Senior Securities	24
Item 4 -	Submission of Matters to a Vote of Securities Holders	24
Item 5 -	Other Information	24
Item 6 -	Exhibits and Reports on Form 8-K	24
Signature Page		25
Certification		26
Certification		27

Part I – Financial Information

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(Dollars in thousands)	2003	2002

Assets:
Cash and due from banks	$68,305	$82,208
Federal funds sold	43,861	25,131

Cash and cash equivalents	112,166	107,339
Interest-bearing deposits in banks	4,455	3,412
Short-term investments	903	11,200
Mortgage loans held for sale	19,280	16,784
Securities held-to-maturity (fair value 2003 - $39,157; 2002 - $38,368)	37,510	36,596
Securities available-for-sale	529,160	551,696
Loans, net of allowance for loan losses (2003 - $13,287; 2002 $12,953)	1,304,589	1,283,075
Assets held for operating leases, net	61,835	63,291
Premises and equipment, net	35,748	35,212
Other real estate owned	2,760	207
Goodwill	18,338	18,360
Accrued interest receivable	11,702	11,770
Other assets	22,439	17,367

Total Assets	$2,160,885	$2,156,309

Liabilities:
Deposits:
Noninterest-bearing	$208,939	$208,119
Interest-bearing	1,506,091	1,494,183

Total deposits	1,715,030	1,702,302

Short-term borrowings	36,209	41,620
Long-term debt	148,365	155,478
Company obligated mandatorily redeemable preferred securities of subsidiary trust	20,000	20,000
Accrued interest payable	7,213	7,981
Other liabilities	34,369	32,095

Total Liabilities	1,961,186	1,959,476

Stockholders’ equity
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock – $5.00 par value, 70,000,000 shares authorized; issued 2003 - 16,928,690 shares; 2002 -16,923,069 shares	84,643	84,615
Capital surplus	34,780	34,949
Retained earnings	67,271	63,521
Accumulated other comprehensive income	13,670	14,299
Common stock in treasury, at cost (2003 - 30,000 shares; 2002 - 22,500 shares)	(665)	(551)

Total Stockholders’ Equity	199,699	196,833

Total Liabilities and Stockholders’ Equity	$2,160,885	$2,156,309

The accompanying notes are an integral part of these consolidated financial statements.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,

(Dollars in thousands, except per share data)	2003	2002

Interest and dividend income
Loans, including fees	$23,995	$21,795
Debt securities
Taxable	4,512	4,863
Tax-exempt	2,440	2,249
Dividends	154	135
Federal funds sold	64	172
Deposits in other banks	12	11

Total interest and dividend income	31,177	29,225

Interest expense
Deposits	8,044	9,972
Short-term borrowings	380	258
Long-term debt	2,169	1,848

Total interest expense	10,593	12,078

Net interest income	20,584	17,147
Provision for loan losses	1,035	218

Net interest income after provision for loan losses	19,549	16,929

Noninterest income
Income from fiduciary activities	1,139	1,091
Service charges on deposit accounts	1,374	1,323
Other service charges, commissions and fees	1,034	974
Mortgage banking income	965	765
Rental income on operating leases	6,420	6,342
Other	654	429
Securities gains	4	16

Total noninterest income	11,590	10,940

Noninterest expenses
Salaries and employee benefits	9,319	8,837
Net occupancy	1,311	1,000
Furniture and equipment	1,518	1,338
Professional services	707	521
Depreciation on operating lease assets	5,285	5,095
Other	3,943	3,905

Total noninterest expenses	22,083	20,696

Income before income taxes	9,056	7,173
Income tax expense	2,431	1,651

Net income	$6,625	$5,522

Per share information:
Basic earnings per share	$0.39	$0.34
Diluted earnings per share	0.39	0.34
Dividends declared	0.17	0.16

The accompanying notes are an integral part of these consolidated financial statements.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
	Shares				Other
	Common	Common	Capital	Retained	Comprehensive	Treasury
(Dollars in thousands)	Stock	Stock	Surplus	Earnings	Income (Loss)	Stock	Total

Balance, December 31, 2001	12,546,663	$62,733	$17,849	$66,823	$5,433	$(727)	$152,111
Comprehensive income:
Net income				5,522			5,522
Other comprehensive income:
Change in net unrealized gain (loss) on securities AFS, net of reclassification adjustment and tax effects					(519)		(519)

Total comprehensive income							5,003

Common stock issued:
Acquisition of Equipment Finance, Inc.	954,452	4,772	16,226				20,998
5-for-4 stock split effected in the form of a 25% common stock dividend	3,375,278	16,877		(16,877)			—
Issuance of treasury stock
Stock options (8,545 shares)			(25)			142	117
Cash dividends declared				(2,694)			(2,694)

Balance, March 31, 2002	16,876,393	$84,382	$34,050	$52,774	$4,914	$(585)	$175,535

Balance, December 31, 2002	16,923,069	$84,615	$34,949	$63,521	$14,299	$(551)	$196,833
Comprehensive income:
Net income				6,625			6,625
Other comprehensive income:
Change in net unrealized gain (loss) on securities AFS, net of reclassification adjustment and tax effects					(612)		(612)
Change in unrealized loss on interest rate swap					(17)		(17)

Total comprehensive income							5,996

Common stock issued:
Stock options	5,621	28	50				78
Issuance of treasury stock
Dividend Reinvestment Plan (29,548 shares)			(20)			720	700
Stock options (27,452 shares)			(199)			620	421
Purchases of treasury stock (64,500 shares)						(1,454)	(1,454)
Cash dividends declared				(2,875)			(2,875)

Balance, March 31, 2003	16,928,690	$84,643	$34,780	$67,271	$13,670	$(665)	$199,699

The accompanying notes are an integral part of these consolidated financial statements.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2003	2002

Cash Flows from Operating Activities
Net Income	$6,625	$5,522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,331	6,055
Accretion and amortization of investment securities	214	312
Provision for loan losses	1,035	218
(Gain) on sales of securities available-for-sale	(4)	(16)
(Gain) on sale of mortgage loans	(555)	(295)
Proceeds from sales of mortgage loans	59,086	43,843
Origination of mortgage loans held for sale	(61,027)	(34,250)
Change in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	68	(345)
(Increase) decrease in other assets	(7,603)	352
Increase (decrease) in accrued interest payable	(768)	(104)
Increase (decrease) in other liabilities	2,585	(458)
Other	(67)	—

Net cash provided by operating activities	5,920	20,834

Cash Flows from Investing Activities
Net (increase) decrease in interest-bearing deposits in other banks	(1,043)	(129)
Net (increase) decrease in short-term investments	10,297	(879)
Proceeds from sales of securities available-for-sale	18,472	3,772
Proceeds from maturities or calls of securities held-to-maturity	559	1,753
Proceeds from maturities or calls of securities available-for-sale	30,587	23,806
Purchases of securities held-to-maturity	(1,471)	(750)
Purchases of securities available-for-sale	(27,609)	(16,364)
Net loans and direct finance leases made to customers	(22,549)	(49,843)
Purchases of equipment acquired for operating leases, net	(3,829)	(7,421)
Purchases of premises and equipment	(1,620)	(895)
Proceeds from sale of premises and equipment	39	63
Net cash paid for business combination	—	(8,345)

Net cash used by investing activities	1,833	(55,232)

Cash Flows from Financing Activities
Net increase in deposits	12,728	47,125
Net decrease in short-term borrowings	(5,411)	(29,048)
Proceeds from issuance of long-term debt	—	24,000
Repayments of long-term debt	(7,113)	(5,476)
Proceeds from issuance of trust preferred securities	—	20,000
Proceeds from issuance of common stock	78	—
Cash dividends	(2,875)	(2,505)
Cash paid in lieu of fractional shares	—	—
Purchase of treasury stock	(1,454)	—
Proceeds from issuance of treasury stock	1,121	117

Net cash provided by financing activities	(2,926)	54,213

Net change in cash and cash equivalents	4,827	19,815
Cash and cash equivalents:
Beginning of period	107,339	94,532

End of period	$112,166	$114,347

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 – Summary of Significant Accounting Policies

     Basis of Presentation – The accompanying unaudited consolidated financial statements of Sterling Financial Corporation and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.

     Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

     For further information, refer to the audited consolidated financial statements, footnotes thereto, included in the Annual Report on Form 10-K, for the year ended December 31, 2002.

     The consolidated financial statements of Sterling Financial Corporation include the accounts of its wholly-owned subsidiaries, Bank of Lancaster County, N.A., First National Bank of North East, Bank of Hanover and Trust Company, HOVB Investment Co., T&C Leasing, Inc., Pennbanks Insurance Company, Sterling Financial Statutory Trust I, and Sterling Mortgage Services, Inc. (inactive). The consolidated financial statements also include Town & Country, LLC, Sterling Financial Trust Company, and Equipment Finance, LLC (EFI) all wholly owned subsidiaries of Bank of Lancaster County. All significant intercompany transactions are eliminated in consolidation.

     Earnings Per Common Share – Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by Sterling consist solely of outstanding stock options, and are determined using the treasury stock method.

     Earnings per common share for the three months ended March 31, 2003 and 2002 have been computed based on the following (dollars in thousands):

	Three Months Ended
	March 31,
	2003	2002

Net income available to stockholders	$6,625	$5,522

Average number of shares outstanding	16,909,763	16,053,644
Effect of dilutive stock options	134,679	94,584

Average number of shares outstanding used to calculate diluted earnings per share	17,044,442	16,148,228

Per share information:
Basic earnings per share	$0.39	$0.34
Diluted earnings per share	0.39	0.34

     Earnings per share information has been restated to reflect the effect of a 5-for-4 stock split effected in the form of a 25% stock dividend, declared April 30, 2002, and payable June 3, 2002, to shareholders of record May 15, 2002.

     Comprehensive Income – Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities and interest rate derivatives are reported as separate components of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

     The components of other comprehensive income and related tax effects are as follows:

	Three Months Ended
	March 31,

	2003	2002

Unrealized holding losses on available-for-sale securities	$(937)	$(796)
Reclassification adjustment for securities gains in income	(4)	(16)
Unrealized gain on derivatives used in cash flow hedging relationships	190	—

Net unrealized losses	(751)	(812)
Income tax (expense) benefit	122	293

Net of tax amount	$(629)	$(519)

     The ending accumulated balances for each item included in accumulated other comprehensive income, net of related income taxes, were as follows:

	March 31,	December 31,
	2003	2002

Accumulated unrealized gains on securities available-for-sale	$14,765	$15,377
Accumulated unrealized losses on derivates used in cash flow hedging relationships	(1,095)	(1,078)

	$13,670	$14,299

     Reclassifications – Certain items in the 2002 consolidated financial statements have been reclassified to conform with 2003 presentation format.

     New Accounting Standards – In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under certain specified guarantees. FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies.” In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability or equity security of the guaranteed party, which would include financial standby letters of credit. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this Interpretation, including, among others, guarantees related to commercial letters of credit and loan commitments. The disclosure requirements of FIN 45 require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The accounting recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Adoption of FIN 45 did not have a significant impact on Sterling’s financial condition or results of operations.

     Standby letters of credit written are conditional commitments issued by Sterling to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. Sterling generally holds collateral and/or guarantees supporting these commitments if deemed necessary.

     Sterling has $60,632,000 of standby letters of credit as of March 31, 2003. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of March 31, 2003 for guarantees under standby letters of credit issued after December 31, 2002 is not material.

     In April 2003, the FASB issued Statement No. 149, Amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement clarifies the definition of a derivative and incorporates certain decisions made by the Board as part of the Derivatives Implementation Group process. This statement is effective for contracts entered into or modified, and for hedging relationships designated after June 30, 2003 and should be applied prospectively. The provisions of the Statement that relate to implementation issues addressed by the Derivatives Implementation Group that have been effective should continue to be applied in accordance with their respective effective dates. Adoption of this standard is not expected to have a significant impact on Sterling’s financial condition or results of operations.

Note 2 – Business Combination

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

Note 3 – Stock Compensation

     Sterling has an omnibus stock incentive plan under which incentive and nonqualified stock options, stock appreciation rights, or restricted stock may be issued. To date, only incentive and nonqualified stock options have been issued under the plan. The options are granted periodically to key employees at a price not less than the fair value of the shares at the date of grant, and have a term of ten years. As of March 31, 2003, Sterling had approximately 782,044 shares of common stock reserved for issuance under the stock incentive plans.

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

	Three Months Ended
	March 31,

	2003	2002

Net income:
As reported	$6,625	$5,522
Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(196)	(181)

Proforma	$6,429	$5,341

Basic earnings per share:
As reported	$0.39	$0.34
Proforma	0.38	0.33
Diluted earnings per share:
As reported	$0.39	$0.34
Proforma	0.38	0.33

Note 4 – Segment Information

     Sterling has three reportable segments: 1) community banking and related services, 2) leasing operations and 3) commercial finance. The community-banking segment provides financial services to consumer, businesses, and governmental units in south central Pennsylvania and northeastern Maryland. These services include providing various types of loans to customers, accepting deposits, and other typical banking services. The leasing segment provides vehicle and equipment financing alternatives to businesses primarily located in south central Pennsylvania and northeastern Maryland, although assets are located throughout the United States. The commercial finance segment specializes in financing forestry and land-clearing equipment through more than 150 equipment dealer locations ranging from Maine to Florida. In addition to its reportable segments, Sterling has two additional segments, including trust/wealth management and insurance, that do not meet the thresholds for separate presentation.

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

     Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of the three months ended March 31 is as follows (in thousands):

	Community
	Banking &
	Related		Commercial		Inter-Segment	Consolidated
	Services	Leasing	Finance	All Other	Eliminations	Totals

March 31, 2003
Interest and dividend income	$26,924	$1,974	$4,218	$15	$(1,954)	$31,177
Interest expense	9,874	1,744	927	2	(1,954)	10,593
Provision for loan losses	695	340	—	—	—	1,035
Noninterest income	3,469	6,662	62	1,397	—	11,590
Noninterest expenses	13,766	6,324	702	1,291	—	22,083
Income before income taxes	6,058	228	2,651	119	—	9,056
Income tax expense (benefit)	1,110	96	1,078	147	—	2,431
Net income	4,948	132	1,573	(28)	—	6,625
Assets	2,085,891	177,937	128,612	3,667	(235,222)	2,160,885
March 31, 2002
Interest and dividend income	$27,653	$1,849	$1,014	$9	$(1,300)	$29,225
Interest expense	11,379	1,815	184	—	(1,300)	12,078
Provision for loan losses	56	140	22	—	—	218
Noninterest income	3,130	6,488	8	1,314	—	10,940
Noninterest expenses	13,397	5,948	156	1,195	—	20,696
Income before income taxes	5,951	434	660	128	—	7,173
Income tax expense (benefit)	1,153	182	274	42	—	1,651
Net income	4,798	252	386	86	—	5,522
Assets	1,909,920	153,095	100,009	2,815	(157,472)	2,008,367

     Sterling does not have operating segments other than those reported above. Parent company and treasury function income is included in the community-banking segment, as the majority of effort of these functions is related to this segment.

     Sterling does not have a single external customer from whom it derives 10% or more of its revenue.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     In addition to historical information, the management of Sterling Financial Corporation has made forward-looking statements in this Quarterly Report on Form 10-Q. These forward-looking statements may be subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of Sterling Financial Corporation and its wholly owned subsidiaries, or the combined company. When words such as “believes,” “expects,” “anticipates,” “may,” “could,” “should,” “estimates” or similar expressions occur in this annual report, management is making forward-looking statements.

     Shareholders should note that many factors, some of which are discussed elsewhere in this report, could affect the future financial results of Sterling Financial Corporation and its subsidiaries, both individually and collectively, and could cause those results to differ materially from those expressed in this report. These risk factors include the following:

•	Operating, legal and regulatory risks;

•	Economic, political and competitive forces impacting our various lines of business;

•	The risk that our analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful;

•	The possibility that increased demand or prices for Sterling’s financial services and products may not occur;

•	Volatility in interest rates; and

•	Other risks and uncertainties.

     Sterling undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in other documents Sterling files periodically with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q, Annual Report on Form 10-K and any Current Reports on Form 8-K.

General

     The following presents management’s discussion and analysis of the consolidated financial condition and results of operations of Sterling Financial Corporation and its wholly-owned subsidiaries, Bank of Lancaster County, N.A., First National Bank of North East, Bank of Hanover and Trust Company, HOVB Investment Company, T&C Leasing, Inc., Pennbanks Insurance Company SPC, Sterling Financial Statutory Trust I, and Sterling Mortgage Services, Inc. (inactive). The consolidated financial statements also include Town & Country Leasing, LLC, Sterling Financial Trust Company and Equipment Finance LLC, (EFI) all wholly-owned subsidiaries of Bank of Lancaster, N.A.

Critical Accounting Policies

     Sterling’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal cash flow modeling techniques.

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

     The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheet. Note 1 to the consolidated financial statements included in the December 31, 2002 Annual Report on Form 10-K describes the methodology used to determine the allowance for loan losses.

     With the adoption of SFAS No. 142 on January 1, 2002, Sterling is no longer required to amortize goodwill resulting from business acquisitions. Goodwill is now subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. Sterling tests for impairment based on the goodwill maintained at each defined reporting unit. An independent party using various market valuation methodologies determines fair value. If the fair values of the reporting units exceed their book values, no write-downs of recorded goodwill is necessary. If the fair value of the reporting unit is less, an expense may be required on Sterling’s books to write down the related goodwill to the proper carrying value. Sterling completed its annual impairment testing and determined that no impairment write-offs were necessary. No assurance can be given that future impairment tests will not result in a charge to earnings.

     Any material effect on the financial statements related to these critical accounting areas is also discussed in this management discussion and analysis.

Non-GAAP Presentations

     This management’s discussion and analysis refers to the efficiency ratio, which is computed by dividing noninterest expense, less depreciation on operating leases, by the sum of tax equivalent net interest income and noninterest income, less depreciation on operating leases. Sterling nets the depreciation on operating leases against related income, as it is consistent with utilizing net interest income presentation, which nets interest expense against interest income. In addition, the efficiency ratio excludes unusual items, including gains/losses on securities activities, interest collected on charged-off loans, etc.

     The efficiency ratio is a non-GAAP financial measure that we believe provides readers with important information regarding Sterling’s operational efficiency. Comparison of Sterling’s efficiency ratio with other companies’ may not be appropriate, as they may calculate their efficiency ratio in a different manner.

     Sterling, in referring to its net income, is referring to income under generally accepted accounting principles, or “GAAP”.

RESULTS OF OPERATIONS

Three months ended March 31, 2003, compared to three months ended March 31, 2002

Overview

     Net income for the quarter ended March 31, 2003, was $6,625,000 compared to $5,522,000 in 2002, an increase of $1,103,000 or 20.0%. Basic and diluted earnings per share were $0.39 for the first quarter of 2003, an increase of $0.05 or 14.7% from $0.34 for the same quarter in 2002. These earnings resulted in a return on average assets of 1.26% compared to 1.16% for the same quarter in 2002. The return on average realized equity was 14.52% for the first quarter of 2003, versus 14.35% for the same period last year.

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

     Net interest income is affected by changes in interest rates, volume of interest-bearing assets and liabilities and the composition of those assets and liabilities. The “interest rate spread” and “net interest margin” are two common statistics related to changes in net interest income. The interest rate spread represents the difference between the yields earned on interest-earning assets and the rates paid for interest-bearing liabilities. The net interest margin is defined as the percentage of net interest income to average earning assets. Due to demand deposits and stockholders equity, the net interest margin exceeds the interest rate spread, as these funding sources are non-interest bearing.

     The following table summarizes, on a fully taxable equivalent basis, net interest income and net interest margin for the quarters ended March 31, 2003 and 2002 (dollars in thousands):

	Quarter Ended March 31,
	2003			2002

	Average		Annual	Average		Annual
	Balance	Interest	Rate	Balance	Interest	Rate

Assets:
Federal funds sold	$21,103	$64	1.20%	$40,310	$172	1.71%
Short-term investments	4,818	12	1.02%	4,726	11	0.91%
Securities:
U.S. Treasury	11,979	140	4.75%	15,685	212	5.47%
U.S. Government agencies	176,728	2,170	4.91%	146,758	2,134	5.82%
State and Municipal	219,238	4,019	7.34%	201,347	3,741	7.43%
Other	150,479	2,091	5.57%	166,347	2,370	5.70%

Total securities	558,424	8,420	6.03%	530,137	8,457	6.38%

Loans:
Commercial	720,195	11,627	6.46%	652,938	11,235	6.88%
Residential mortgage	101,917	1,959	7.69%	117,155	2,277	7.78%
Consumer	290,183	4,925	6.88%	283,220	5,332	7.63%
Leases	87,978	1,732	7.99%	84,256	1,805	8.69%
Finance receivables	119,246	4,028	13.51%	30,267	1,013	13.39%

Total loans	1,319,519	24,271	7.39%	1,167,837	21,662	7.45%

Total interest earning assets	1,903,864	32,767	6.90%	1,743,010	30,302	6.96%

Allowance for loan losses	(13,194)			(11,838)
Cash and due from banks	57,294			48,580
Non-interest earning assets	182,060			130,852

TOTAL ASSETS	$2,130,024			$1,910,604

Liabilities and Stockholders’ Equity:
Interest bearing liabilities:
Demand deposits	$533,200	$936	0.71%	$463,708	$1,267	1.11%
Savings deposits	194,468	353	0.74%	178,474	506	1.15%
Time deposits	758,628	6,755	3.61%	715,256	8,199	4.65%
Borrowed funds	205,298	2,549	5.01%	176,605	2,106	4.77%

Total interest-bearing liabilities	1,691,594	10,593	2.54%	1,534,043	12,078	3.19%

Demand deposits	189,418			175,587
Other liabilities	49,336			37,687
Stockholders’ equity	199,676			163,287
TOTAL LIABILITIES AND

STOCKHOLDERS’ EQUITY	$2,130,024			$1,910,604

Net interest rate spread			4.37%			3.77%
Net interest income (FTE) / average earning assets		22,174	4.65%		18,224	4.16%
Interest recovery on charged-off loan		—			419

		22,174			18,643
Taxable-equivalent adjustment		(1,590)			(1,496)

Net interest income		$20,584			$17,147

     Net interest income, on a tax equivalent basis, totaled $22,174,000 for the first quarter of 2003 compared to $18,224,000 for the first quarter of 2002, an increase of $3,950,000 or 21.7% (excluding the interest recovery on charged-off loan recognized in the prior year’s quarter). This increase reflects both a $161 million or 9.2% increase in the average balance of interest-earning assets as well as a 49 b.p. increase in net interest margin. Sterling’s newest subsidiary, EFI, added $2,442,000 of this increase. EFI was acquired on February 28, 2002.

     The increase in interest-earning assets came primarily in the form of loans. Strong growth in the commercial loan portfolio and EFI finance receivables contributed to this increase. Funding this growth in assets were increases in both deposits and borrowings, maintaining a relatively consistent mix of funding sources. In March 2002 Sterling participated in a trust-preferred issuance raising $20 million. In addition, during the third quarter of 2002, the corporation leveraged the proceeds of the trust preferred by borrowing $26,250,000 from the Federal Home Loan Bank and initiated the purchase of securities with these funds.

     The increase in net interest margin from 2002 to 2003 continued the reversal of a declining trend in the previous three years. Driving this improvement was both the improving mix of earning assets in the balance sheet to higher yielding assets as well as the positive impact of generally declining interest rates. During the two years from January 2001 to December of 2002, the Federal Reserve Bank lowered the federal funds rate twelve times totaling 5.25%. This dramatic decrease in short-term interest rates has resulted in a significant decrease in the cost of funds for Sterling. The rate paid on interest bearing liabilities declined 65 b.p. from the first quarter of 2002 to 2003 resulting from:

•	The reduction of rates paid on deposit accounts;

•	The maturing of higher rate time deposits and borrowings;

•	Deposit growth at low rates of interest; and

•	Less reliance on third-party borrowings to fund growth in both finance and operating leases, which impacts the margin in two ways:

•	Third-party borrowings tend to be more costly than average rates paid on deposits; and

•	The interest expense associated with funding attributed to the operating lease portfolio increase interest expense but the revenues earned on the operating leases are reported as rental income and thus not interest income.

     At the same time, the rate earned on interest earning assets declined only 6 b.p. reflecting:

•	A lag in the effect of rapidly declining rates on loan and securities portfolio yields due to the proportion of fixed rates of interest in these portfolios;

•	Growth in loan portfolio, shifting the mix of earning assets. (This growth also included the relatively higher margin finance receivables from EFI); and

•	Immediate decrease in rates of interest earned on federal funds sold, other short-term investments and variable rate loans and securities.

Provision for Loan Losses

     The provision for loan losses increased $817,000 from $218,000 for the quarter ended March 31, 2002, to $1,035,000 in 2003. The provision reflects the amount deemed appropriate by management to provide an adequate allowance to meet the present risk characteristics of the loan portfolio. See further discussion in the allowance for loan losses section.

Noninterest Income

     Total noninterest income totaled $11,590,000 for the three months ended March 31, 2003 compared to $10,940,000 in 2002, an increase of 5.9%.

     Income from fiduciary activities was $1,139,000 for the first quarter of 2003, an increase of 4.4% over 2002 results. Despite a down market in the first quarter of 2003 compared to 2002, Sterling has been able to increase its revenue due to the volume of new customers. The positive effect of new business development has been able to mitigate the decline in fees that has resulted from market declines, which negatively impacts fee-based income.

     Mortgage banking income was $965,000 for the three months ended March 31, 2003, compared to $765,000 for the same period in 2002. Mortgage banking income has been favorably influenced by the trend noted in the financial services industry, which has seen an increased volume of mortgage loan originations/refinancing during the past two years, as interest rates have dropped significantly to 40-year lows. As a result of the rate environment, mortgage-banking income increased in 2003, despite accelerated amortization of mortgage servicing rights, and related impairment charges that have resulted from faster prepayment speeds.

     Other noninterest income was $654,000 for the quarter ended March 31, 2003, compared to $429,000 in 2002. Two items were the primary contributors to the increase. First, $67,000 in stock was received from an insurance provider who demutualized and awarded stock to its policyholders. Second, $45,000 was received in life insurance proceeds.

     Net securities gains totaled $4,000 for the three months ended March 31, 2003 versus net securities gains of $16,000 for the same period last year. In the first quarter of 2003, net securities gains of $95,000 were offset by other than temporary impairment charges of $91,000 recorded on large cap financial services equity securities.

Noninterest Expenses

     Noninterest expenses totaled $22,083,000 for the quarter ended March 31, 2003 compared to $20,696,000 for the same period in 2002, an increase of 6.7%.

     The largest component of noninterest expense is salaries and employee benefits, which totaled $9,319,000 for the quarter ended March 31, 2003, a $482,000, or 5.5%, increase from the same period in 2002. These increases are attributable to normal merit increases, additional staff being hired for increased volume levels and branch expansion. During the first quarter of 2002, Sterling recorded an unusual expense of $474,000 relating to the termination of the qualified non-contributory pension plan and severance arrangements. No such charge was taken in the first quarter of 2003.

     Net occupancy expense increased to $1,311,000 for the quarter ended March 31, 2003, an increase of $311,000, or 31.1%, from the same period in 2002. Over $200,000 of this increase was attributable to higher snow removal and utilities costs that resulted from the extreme winter weather in the first quarter of 2003. The remainder of the increase in occupancy expense resulted from a larger branch network combined with improvements made to existing branches.

     The 13.5%, or $180,000 increase in furniture and equipment expense during the first quarter of 2003 as compared to 2002 was the result of an increase in the number of office locations, as well as higher depreciation and service contract charges that resulted from the enhanced operating system that Sterling has implemented to meet the increased needs of our customer base.

     Professional services increased to $707,000 for the three months ended March 31, 2003, representing an $186,000, or 35.7% increase over 2002. The increase in professional services can be attributed to several corporative initiatives, including long-term strategic planning efforts, operational efficiency studies and tax planning strategies.

     Sterling’s efficiency ratio, excluding unusual items such as securities activities, restructuring charges, severance and other infrequent items, was 59.2% for the quarter ended March 31, 2003, which was an improvement over 2002’s ratio of 62.9%. The improvement noted is primarily driven by the increase in net interest income resulting from the improved margin, as well as higher levels of noninterest income, while at the same time containing the increase in noninterest expense.

Income Taxes

     Income tax expense for the quarter ended March 31, 2003 was $2,431,000 resulting in an effective tax rate of 26.8%, versus 23.0% in 2002. The primary difference between the effective tax rate and the 35% federal statutory tax rate is due to tax-exempt interest income. The increase in the effective tax rate can be attributed to higher levels of pre-tax income subject to state income taxes.

FINANCIAL CONDITION

     Total assets at March 31, 2003, amounted to $2,160,885,000 compared to $2,156,309,000 at December 31, 2002. This represents a modest increase of $4,576,000 or a .21% over that period of time.

Securities

     As of March 31, 2003, securities totaled $566,670,000, which represents a 3.7% decrease over the December 31, 2002 balance of $588,292,000. Sterling utilizes investment securities to generate interest and dividend income, assist in managing interest rate risk, and to provide liquidity to the parent company and affiliates. Sterling has experienced a decline in its securities portfolio, as it has been able to reinvest maturing securities in to higher yield loan assets. Also, as a result of Sterling’s Correspondent Group loan pipeline, management has built up liquidity in federal funds sold, rather than investing these funds in securities.

     Sterling’s securities portfolio includes debt and equity instruments that are subject to varying degrees of credit and market risk. This risk arises from general market conditions, factors impacting specific industries, as well as corporate news that may impact specific issues. Management continuously monitors its debt securities, including routine updating of credit ratings, monitoring market, industry and corporate news, as well as volatility in market prices. Sterling uses various indicators in determining whether a debt security is other-than-temporary-impaired, including whether it is probable that the contractual interest and principal will not be collected in full. One such indicator is credit ratings. As of March 31, 2003, there were no holdings below investment grade. The only security below investment grade as of December 31, 2002 was sold at an $11,000 loss.

     In addition to its debt securities, Sterling also maintains an equity security portfolio, comprised of the following:

	March 31, 2003		December 31, 2002
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Government agency	$9,350	$9,350	$7,882	$7,882
Government sponsored enterprise	2	3,423	2	3,196
Community banks	1,704	2,050	1,712	1,938
Large cap financial services companies	6,916	6,610	6,715	6,741

	$17,972	$21,433	$16,311	$19,757

     A portion of the equity portfolio is maintained in part to meet certain regulatory requirements, and include Federal Reserve Bank and Federal Home Loan Bank stock. In addition, Sterling maintains a position in a government sponsored enterprise stock that was originally purchased for regulatory purposes. Given the returns experienced over the past years on the government sponsored enterprise stock, it remains in the Sterling portfolio despite the fact the regulatory reasons to hold this stock no longer exist. The community bank and large cap financial services equity positions were originally acquired for long-term appreciation in these segments of the market.

     As a result of market conditions, particularly in the large cap financial services sector, Sterling has taken $1,266,000 in other-than-temporary impairment charges during the past two years, and is reflected in the amortized cost balance above. Quarterly, management evaluates the equity portfolio and various indicators to determine whether a security is other-than-temporarily impaired, including whether the market value is below its cost for an extended period of time, generally defined as six months or greater. For the quarter ended March 31, 2003, $91,000 in impairment charges was recorded on the equity portfolio.

Loans

     Net loans have grown by 1.7% from $1,283,075,000 at December 31, 2002, to $1,304,589,000 at March 31, 2003. This growth was primarily experienced in the commercial finance and leasing segments with growth of approximately $19,000,000.

Allowance for Loan Losses

     Sterling maintains the allowance for loan losses at a level that management believes adequate to absorb potential losses inherent in the loan portfolio and is established through a provision for loan losses charged to earnings. Additionally, when Sterling acquires a company in a purchase business combination, the acquired allowance is combined with Sterling’s existing allowance. Quarterly, the company utilizes a defined methodology in determining the adequacy of the allowance for loan losses. This methodology considers specific credit reviews, past loan loss historical experience, and qualitative factors. The application of this methodology was recently enhanced and results in an allowance consisting of two components, “allocated” and “unallocated.” (For a more thorough discussion of the allowance for loan losses methodology, please refer to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002).

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

     Non-performing assets include nonaccrual and restructured loans, accruing loans past due 90 days or more and other foreclosed assets. Sterling’s general policy has been to cease accruing interest on loans when management determines that a reasonable doubt exists as to the collectibility of additional interest. When management places a loan on nonaccrual status, it reverses unpaid interest credited to income in the current year, and charges unpaid interest accrued in prior years to the allowance for loan losses. Sterling recognizes income on these loans only to the extent that it receives cash payments. Sterling typically returns nonaccrual loans to performing status when the borrower brings the loan current and performs in accordance with contractual terms for a reasonable period of time. Sterling categorizes a loan as restructured if it changes the terms of the loan such as interest rate, repayment schedule or both, to terms that it otherwise would not have granted originally.

     The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans (in thousands):

	March 31,	December 31,
	2003	2002

Nonaccrual loans	$6,296	$10,643
Accruing loans, past due 90 days or more	505	545
Restructured loans	518	521

Total non-performing loans	7,319	11,709
Foreclosed assets	2,846	293

Total non-performing assets	$10,165	$12,002

Non-performing loans to total loans	0.56%	0.90%
Non-performing assets to total assets	0.47%	0.48%
Allowance for loan losses to non-performing loans	181.54%	110.62%

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

     During the first quarter of 2003, Sterling’s nonperforming assets have declined by approximately $1,837,000. Nonaccrual loans have declined $4,347,000, primarily the result of one commercial relationship in which Sterling foreclosed. As a result, $2,500,000 of real estate securing the property was moved to foreclosed assets, approximately $400,000 in business assets were liquidated and used to reduce the outstanding loan balance, and approximately $370,000 was charged off. The amount written off was adequately reserved for in prior quarters, and the value transferred to real estate owned is adequately supported through the property’s fair value. The remainder of the decrease in nonaccrual loans is the result of payoffs, charge-offs, and amounts returning to performing status.

     A summary of the activity in the allowance for loan losses is as follows:

	For the Three Months Ended
	March 31,

	2003	2002

Balance at January 1	$12,953	$11,071
Allowance acquired in acquisition	—	837
Provision for loan losses charged to income	1,035	218
Loans charged-off	(826)	(479)
Recoveries of loans previously charged off	125	787

Balance at March 31	$13,287	$12,434

Net charge-offs to average loans outstanding:
Community banking segment	0.22%	(0.13%)
Leasing segment	0.35%	(0.19%)
Commercial finance segment	—	—
Total	0.21%	(0.11%)

     Sterling’s net charge-offs to average loan outstanding ratio has increased in the first quarter of 2003 as compared to 2002. This is the result of an approximate $600,000 insurance recovery on a previously charged off loan collected in the first quarter of 2002, which offset the charge-offs for the period. Also, charge-offs during the first quarter of 2003 were higher than in 2002, principally the result of the $370,000 charge discussed above.

     As a result of lower recoveries in 2003 combined with higher charge offs, the provision for loan losses was increased to $1,035,000, which exceeded the prior year’s provision by $817,000.

Assets Held for Operating Leases

     After several years of showing steady growth, Sterling’s assets held for operating leases portfolio experienced a decline in the first quarter of 2003. Assets held for operating leases were $61,835,000 at March 31, 2003, compared to $63,291,000 at December 31, 2002, a 2.3% decrease. The decrease can be partially attributable to economic conditions, in which the low interest rate environment and bonus tax deprecation on personal property has resulted in a greater willingness of customers to enter in to finance leases, or more traditional commercial loan financing.

Deposits

     Deposits totaled $1,715,030,000 at March 31, 2003, compared to $1,702,302,000 at December 31, 2002, a $12,728,000, or .8%, increase. Consumer sentiment continues that bank deposits are a safer investment than the stocks and mutual funds, in light of the volatility experienced in the stock market over the past several years. As a result, the banking industry has seen deposit growth as investors wait to restore their confidence in the stock market. This inflow of deposits has allowed Sterling to reduce its reliance on third parties for funding its finance receivables and lease portfolios. However, management is cognizant that is must retain appropriate liquidity, as deposit growth could be stalled once investor’s confidence is restored in the market.

Borrowings

     As a result of the growth in deposits experienced during the first quarter 2003, Sterling has been able to fund scheduled principal payments on long-term debt and reduce its short-term borrowings without incurring additional third party borrowings. Short-term borrowings were $36,209,000 at March 31, 2003, a decrease of $5,411,000 from December 31, 2002. Long-term debt totaled $148,365,000 at March 31, 2003, compared to $155,478,000 at December 31, 2002.

     The asset liability management process will continue to evaluate the merits of funding the finance receivables and lease portfolios with third party borrowings, as compared to deposits from customers. This evaluation will include the impact it has on net interest margin as well as liquidity requirements.

Derivative Financial Instruments

     Sterling utilizes derivative instruments to assist in asset liability management in order to reduce its own exposure in earnings volatility caused by fluctuations in interest rates. Interest rate swaps are used to hedge cash flow variability related to floating rate liabilities, through the use of pay-fixed instruments. Gains and losses on derivative instruments reclassified from accumulated other comprehensive income to current-period earnings are included in the line item in which the hedged cash flows are recorded. At December 31, 2002, other comprehensive income included a deferred after-tax net loss of $1,095,000 consisting of a loss on pay-fixed interest rate swap used to hedge future cash flows on floating rate liabilities. A portion of the loss is reclassified from other comprehensive income to interest expense as net settlements occur. For the quarter ended March 31, 2003, Sterling recognized interest expense of $218,000 related to interest rate swaps accounted for as cash flow hedges, versus $0 for the quarter ended March 31, 2002. At March 31, 2003, the notional amount of the interest rate swap was $25,000,000, and had a negative carrying value of $1,685,000. The interest rate swap matures in 2006.

     Interest rate options, which include caps, are contracts that transfer, modify, or reduce interest rate risk in exchange for the payment of a premium when the contract is initiated. A premium is paid for the right, but not the obligation, to buy or sell a financial instrument at predetermined terms in the future. At March 31, 2003, the notional amount of the interest rate cap was $5,000,000, and had a carrying value of a positive $1,000.

Capital

     Total stockholder’s equity increased $2,866,000 from December 31, 2002, to March 31, 2003. This increase was primarily the result of operating activities during the period, consisting of net income for the period of $6,625,000 less dividends declared of $2,875,000, offset by a decline in accumulated other comprehensive income and net treasury purchase activity.

     During the first quarter of 2001, the Corporation announced the Board of Directors authorized the repurchase of up to 187,500 shares of the outstanding common stock. Through March 31, 2003, 153,346 shares have been repurchased under this repurchase program, including 64,500 shares purchased during 2003 at an average price of $22.55.

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

     Quantitative measures established by regulation to ensure capital adequacy require Sterling and its banking subsidiaries to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of March 31, 2003, and December 31, 2002, that Sterling and the subsidiary banks met all minimum capital adequacy requirements to which they are subject and are categorized as “well capitalized”.

     Sterling’s capital ratios as of March 31, 2003, and December 31, 2002, and related regulatory minimum requirements are as follows:

			Per Regulation

	March 31,	December 31,	Minimum	Well
	2003	2002	Requirement	Capitalized (1)

Total capital to risk weighted assets	12.3%	12.2%	8.0%	10.0%
Tier 1 capital to risk weighted assets	11.4%	11.3%	4.0%	6.0%
Tier 1 capital to average assets	8.9%	8.7%	4.0%	5.0%

(1)	Represents amounts for the banking subsidiaries and not Sterling, as prompt corrective action provisions are not applicable to bank holding companies.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

     Financial institutions can be exposed to several market risks that may impact the value or future earnings capacity of an organization. These risks involve interest rate risk, foreign currency exchange risk, commodity price risk and equity market price risk. Sterling’s primary market risk is interest rate risk. Interest rate risk is inherent because as a financial institution, Sterling derives a significant amount of its operating revenue from “purchasing” funds (customer deposits and borrowings) at various terms and rates. These funds are then invested into earning assets (loans, leases, investments, etc.) at various terms and rates. This risk is further discussed below.

     Equity market risk is not a significant risk to the corporation, as equity investments on a cost basis comprise less than 1% of corporate assets. Sterling does not have any exposure to foreign currency exchange risk or commodity price risk.

Interest Rate Risk

     Interest rate risk is the exposure to fluctuations in the corporation’s future earnings (earnings at risk) and value (value at risk) resulting from changes in interest rates. This exposure results from differences between the amounts of interest earning assets and interest bearing liabilities that reprice within a specified time period as a result of scheduled maturities and repayment, contractual interest rate changes, or the exercise of explicit or embedded options.

     The primary objective of the corporation’s asset/liability management process is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent and appropriate yet is not essential to the corporation’s profitability. Thus the goal of interest rate risk management is to maintain a balance between risk and reward such that net interest income is maximized while risk is maintained at a tolerable level.

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

     The corporation uses simulation analysis to assess earnings at risk and net present value analysis to assess value at risk. These methods allow management to regularly monitor both the direction and magnitude of the corporation’s interest rate risk exposure. These modeling techniques involve assumptions and estimates that inherently cannot be measured with complete precision. Key assumptions in the analyses include maturity and repricing characteristics of assets and liabilities, prepayments on amortizing assets, other imbedded options, non-maturity deposit sensitivity and loan and deposit pricing. These assumptions are inherently uncertain due to the timing, magnitude and frequency of rate changes and changes in market conditions and management strategies, among other factors. However, the analyses are useful in quantifying risk and provide a relative gauge of the corporation’s interest rate risk position over time.

     Earnings at Risk

     Simulation analysis evaluates the effect of upward and downward changes in market interest rates on future net interest income. The analysis involves changing the interest rates used in determining net interest income over the next twelve months. The resulting percentage change in net interest income in various rate scenarios is an indication of the corporation’s shorter-term interest rate risk. The analysis utilizes a “static” balance sheet approach. The measurement date balance sheet composition (or mix) is maintained over the simulation time period, with maturing and repayment dollars being rolled back into like instruments for new terms at current market rates. Additional assumptions are applied to modify volumes and pricing under the various rate scenarios. These include prepayment assumptions on mortgage assets, the sensitivity of non-maturity deposit rates, and other factors deemed significant.

     The simulation analysis results are presented in Table 3a. These results indicate that the corporation would expect net interest income to increase over the next twelve months by 2.1% assuming an immediate upward shift in market interest rates of 2.00% and to decrease by 3.4% if rates shifted downward in the same manner. This profile reflects an asset sensitive short-term rate risk position and is within the guidelines set by policy.

     At December 31, 2002, annual net interest income was expected to increase by 1.9% in the upward scenario and to decrease by 3.3% in the downward scenario. The risk position has changed modestly from year-end to a more asset sensitive position.

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

     The net present value analysis results are presented in Table 3b. These results as of December 31, 2002 indicate that the net present value would increase 0.9% assuming an immediate upward shift in market interest rates of 2.00% and to decrease 3.0% if rates shifted downward in the same manner. The risk position of Sterling is within the guidelines set by policy.

     At December 31, 2002, the analysis indicated that the net present value would decrease 0.3% assuming an immediate upward shift in market interest rates of 2.00% and to decrease 1.1% if rates shifted downward in the same manner.

Table 3a			Table 3b
Net Interest Income Projections			Present Value of Equity

	% Change			% Change

Changes in Basis	March 31,	December 31,	Changes in	March 31,	December 31,
Points	2003	2002	Basis Points	2003	2002

-200	-3.4%	-3.3%	-200	-3.0%	-1.1%
-100	-1.2%	-1.1%	-100	-1.4%	-0.3%
0	0.0%	0.0%	0	0.0%	0.0%
+100	1.2%	1.0%	+100	0.8%	0.1%
+200	2.1%	1.9%	+200	0.9%	-0.3%

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

Part II – OTHER INFORMATION

Item 1 – Legal Proceedings

     As of March 31, 2003, there was no material pending legal proceedings, other than ordinary routine litigation incidental to business, to which Sterling or its subsidiaries are a party or of which any of their property is the subject.

Item 2 – Changes in Securities and Use of Proceeds

     Not applicable.

Item 3 – Defaults Upon Senior Securities

     Not applicable.

Item 4 – Submission of Matters to a Vote of Security Holders

     Not applicable

Item 5 – Other Information

     Not applicable

Item 6 – Exhibits and Reports on Form 8-K

     (a)  Exhibits

21	Subsidiaries of the Registrant

99.1	Certification of Principal Executive Officer

99.2	Certification of Principal Financial Officer

     (b)  Reports on Form 8-K

During the quarter ended March 31, 2003, the registrant filed the following reports on Form 8-K.

Date of Report	Item	Description

January 28, 2003	5	Registrant filed a press release announcing fourth quarter 2002 earnings.

February 25, 2003	5	Registrant filed a press release announcing declaration of a cash dividend.

February 25, 2003	5	Registrant filed a press release announcing the appointment of Michael A Carenzo to its Board of Directors.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING FINANCIAL CORPORATION

Date: May 14, 2003	By:	/s/ J. Roger Moyer, Jr.

J. Roger Moyer, Jr.
President and Chief Executive Officer

Date: May 14, 2003	By:	/s/ J. Bradley Scovill

J. Bradley Scovill
Senior Executive Vice President,
Chief Financial Officer and Treasurer

CERTIFICATION

I, J. Roger Moyer, Jr., President and Chief Executive Officer, certify, that:

1.	I have reviewed this quarterly report on Form 10-Q of Sterling Financial Corporation;

2.	Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By:	/s/ J. Roger Moyer, Jr.

J. Roger Moyer, Jr.
President and Chief Executive Officer

CERTIFICATION

I, J. Bradley Scovill, Senior Executive Vice President, Chief Financial Officer and Treasurer certify, that:

1.	I have reviewed this quarterly report on Form 10-Q of Sterling Financial Corporation;

2.	Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	Date:	/s/ J. Bradley Scovill

J. Bradley Scovill
Senior Executive Vice President,
Chief Financial Officer and Treasurer