Form 10-Q
period 2003-06-30
STERLING FINANCIAL CORP /PA/
filed 2003-08-13
CIK 811671

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from_________________to__________________

Commission file number 0-16276

STERLING FINANCIAL CORPORATION

(Exact name of registrant as specified in it charter)

Pennsylvania	23-2449551

(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

101 North Pointe Boulevard
Lancaster, Pennsylvania	17601-4133

(Address of principal executive offices)	(Zip Code)

(717) 581-6030

(Registrant’s telephone number including area code)

Not Applicable

(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]             No [    ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b2 of the Exchange Act). Yes  [X]          No  [    ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical data.

Common Stock, $5.00 Par Value - 16,939,824 shares outstanding as of July 31, 2003.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Part I – Financial Information
STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(Dollars in thousands)	2003	2002

Assets:
Cash and due from banks	$71,000	$82,208
Federal funds sold	34,779	25,131

Cash and cash equivalents	105,779	107,339
Interest-bearing deposits in banks	4,265	3,412
Short-term investments	1,068	11,200
Mortgage loans held for sale	17,858	16,784
Securities held-to-maturity (fair value 2003 - $36,563; 2002 - $38,368)	34,685	36,596
Securities available-for-sale	513,115	551,696
Loans, net of allowance for loan losses (2003 - $13,642; 2002 - $12,953)	1,390,188	1,283,075
Assets held for operating leases, net	61,860	63,291
Premises and equipment, net	35,867	35,212
Other real estate owned	2,782	207
Goodwill	18,316	18,360
Accrued interest receivable	10,939	11,770
Other assets	23,539	17,367

Total Assets	$2,220,261	$2,156,309

Liabilities:
Deposits:
Noninterest-bearing	$219,307	$208,119
Interest-bearing	1,515,137	1,494,183

Total deposits	1,734,444	1,702,302

Short-term borrowings	40,487	41,620
Long-term debt	137,439	155,478
Company obligated mandatorily redeemable preferred securities of subsidiary trust	55,000	20,000
Accrued interest payable	8,423	7,981
Other liabilities	34,295	32,095

Total Liabilities	2,010,088	1,959,476

Stockholders’ equity
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock - $5.00 par value, 70,000,000 shares authorized; issued 2003 - 16,928,690 shares; 2002 - 16,923,069 shares	84,643	84,615
Capital surplus	34,603	34,949
Retained earnings	70,713	63,521
Accumulated other comprehensive income	20,359	14,299
Treasury stock (2003 - 6,625 shares; 2002 - 22,500 shares)	(145)	(551)

Total Stockholders’ Equity	210,173	196,833

Total Liabilities and Stockholders’ Equity	$2,220,261	$2,156,309

The accompanying notes are an integral part of these consolidated financial statements.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars in thousands, except per share data)	2003	2002	2003	2002

Interest and dividend income
Loans, including fees	$24,496	$23,743	$48,491	$45,538
Debt securities
Taxable	4,080	4,869	8,593	9,732
Tax-exempt	2,451	2,232	4,891	4,481
Dividends	150	133	304	268
Federal funds sold	83	183	146	355
Short-term investments	7	12	19	23

Total interest and dividend income	31,267	31,172	62,444	60,397

Interest expense
Deposits	7,628	9,795	15,672	19,767
Short-term borrowings	396	400	777	658
Long-term debt	2,063	2,299	4,231	4,147

Total interest expense	10,087	12,494	20,680	24,572

Net interest income	21,180	18,678	41,764	35,825
Provision for loan losses	909	582	1,944	800

Net interest income after provision for loan losses	20,271	18,096	39,820	35,025

Noninterest income
Income from fiduciary activities	1,082	1,012	2,221	2,103
Service charges on deposit accounts	1,426	1,369	2,801	2,692
Other service charges, commissions and fees	1,210	1,238	2,244	2,212
Mortgage banking income	933	703	1,728	1,468
Rental income on operating leases	6,435	6,409	12,854	12,751
Other	629	598	1,284	1,027
Securities gains (losses)	40	(407)	44	(391)

Total noninterest income	11,755	10,922	23,176	21,862

Noninterest expenses
Salaries and employee benefits	9,438	9,693	18,588	18,530
Net occupancy	1,152	1,006	2,463	2,006
Furniture and equipment	1,511	1,364	3,030	2,702
Professional services	918	1,038	1,625	1,559
Depreciation on operating lease assets	5,327	5,185	10,612	10,280
Other	4,400	4,031	8,342	7,936

Total noninterest expenses	22,746	22,317	44,660	43,013

Income before income taxes	9,280	6,701	18,336	13,874
Income tax expense	2,336	542	4,767	2,193

Net income	$6,944	$6,159	$13,569	$11,681

Per share information:
Basic earnings per share	$0.41	$0.37	$0.80	$0.71
Diluted earnings per share	0.41	0.36	0.80	0.70
Dividends declared	0.17	0.16	0.34	0.32

The accompanying notes are an integral part of these consolidated financial statements.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
	Shares				Other
	Common	Common	Capital	Retained	Comprehensive	Treasury
(Dollars in thousands)	Stock	Stock	Surplus	Earnings	Income (Loss)	Stock	Total

Balance, December 31, 2001	12,546,663	$62,733	$17,849	$66,823	$5,433	$(727)	$152,111
Comprehensive income:
Net income				11,681			11,681
Other comprehensive income:
Change in net unrealized gain (loss) on securities AFS, net of reclassification adjustment and tax effects					4,837		4,837
Change in unrealized loss on interest rate swap					(256)		(256)

Total comprehensive income							16,262

Common stock issued:
Acquisition of Equipment Finance, Inc.	954,452	4,772	16,226				20,998
5-for-4 stock split effected in the form of a 25% common stock dividend	3,373,861	16,870		(16,901)			(31)
Issuance of treasury stock
Stock options (28,457 shares)			(109)			622	513
Cash dividends declared				(5,393)			(5,393)

Balance, June 30, 2002	16,874,976	$84,375	$33,966	$56,210	$10,014	$(105)	$184,460

Balance, December 31, 2002	16,923,069	$84,615	$34,949	$63,521	$14,299	$(551)	$196,833
Comprehensive income:
Net income				13,569			13,569
Other comprehensive income:
Change in net unrealized gain (loss) on securities AFS, net of reclassification adjustment and tax effects					6,513		6,513
Change in unrealized loss on interest rate swap					(453)		(453)

Total comprehensive income							19,629

Common stock issued:
Stock options exercised	5,621	28	50				78
Issuance of treasury stock
Dividend Reinvestment Plan (29,548 shares)			(20)			720	700
Stock options exercised (50,827 shares)			(376)			1,140	764
Purchases of treasury stock (64,500 shares)						(1,454)	(1,454)
Cash dividends declared				(6,377)			(6,377)

Balance, June 30, 2003	16,928,690	$84,643	$34,603	$70,713	$20,359	$(145)	$210,173

The accompanying notes are an integral part of these consolidated financial statements.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2003	2002

Cash Flows from Operating Activities
Net Income	$$13,569	$$11,681
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,705	12,230
Accretion and amortization of investment securities	415	308
Provision for loan losses	1,944	800
(Gain) losses on sales of securities available-for-sale	(44)	391
(Gain) on sale of mortgage loans	(1,264)	(512)
Proceeds from sales of mortgage loans	145,294	79,949
Origination of mortgage loans held for sale	(145,104)	(64,821)
Change in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	831	(325)
(Increase) decrease in other assets	(6,129)	(5,497)
Increase (decrease) in accrued interest payable	442	(283)
Increase (decrease) in other liabilities	(1,774)	(3,300)
Other	(67)	—

Net cash provided by operating activities	20,818	30,621

Cash Flows from Investing Activities
Net increase in interest-bearing deposits in other banks	(853)	(643)
Net (increase) decrease in short-term investments	10,132	(970)
Proceeds from sales of securities available-for-sale	19,789	5,413
Proceeds from maturities or calls of securities held-to-maturity	3,129	3,030
Proceeds from maturities or calls of securities available-for-sale	77,549	44,326
Purchases of securities held-to-maturity	(1,215)	(1,586)
Purchases of securities available-for-sale	(49,028)	(64,271)
Net loans and direct finance leases made to customers	(111,632)	(61,793)
Purchases of equipment acquired for operating leases, net	(9,181)	(12,485)
Purchases of premises and equipment	(2,804)	(2,232)
Proceeds from sale of premises and equipment	55	98
Net cash paid for business combination	—	(8,383)

Net cash used by investing activities	(64,059)	(99,496)

Cash Flows from Financing Activities
Net increase in deposits	32,142	97,055
Net decrease in short-term borrowings	(1,133)	(36,688)
Proceeds from issuance of long-term debt	—	50,250
Repayments of long-term debt	(18,039)	(3,002)
Proceeds from issuance of trust preferred securities	35,000	20,000
Proceeds from issuance of common stock	78	—
Cash dividends	(6,377)	(5,200)
Cash paid in lieu of fractional shares	—	(31)
Purchase of treasury stock	(1,454)	—
Proceeds from issuance of treasury stock	1,464	513

Net cash provided by financing activities	41,681	122,897

Net change in cash and cash equivalents	(1,560)	54,022
Cash and cash equivalents:
Beginning of period	107,339	94,532

End of period	$105,779	$148,554

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

     Operating results for the three months and six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

     For further information, refer to the audited consolidated financial statements, footnotes thereto, included in the Annual Report on Form 10-K, for the year ended December 31, 2002.

     The consolidated financial statements of Sterling Financial Corporation include the accounts of its wholly owned subsidiaries, Bank of Lancaster County, N.A., First National Bank of North East, Bank of Hanover and Trust Company, HOVB Investment Co., T&C Leasing, Inc., Pennbanks Insurance Company, Sterling Financial Statutory Trust I, Sterling Financial Statutory Trust II, and Sterling Mortgage Services, Inc. (inactive). The consolidated financial statements also include Town & Country, LLC, Sterling Financial Trust Company, and Equipment Finance, LLC (EFI), all wholly owned subsidiaries of Bank of Lancaster County. All significant intercompany transactions are eliminated in consolidation.

     Earnings Per Common Share – Basic earnings per share represents net income divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by Sterling consist solely of outstanding stock options, and are determined using the treasury stock method.

     Earnings per common share for the three months and six months ended June 30, 2003 and 2002 have been computed based on the following (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Net income available to stockholders	$6,944	$6,159	$13,569	$11,681

Average number of shares outstanding	16,910,391	16,860,421	16,910,077	16,456,755
Effect of dilutive stock options	156,131	126,070	145,405	110,327

Average number of shares outstanding used to calculate diluted earnings per share	17,066,522	16,986,491	17,055,482	16,567,082

Per share information:
Basic earnings per share	$0.41	$0.37	$0.80	$0.71
Diluted earnings per share	0.41	0.36	0.80	0.70

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

     The components of other comprehensive income and related tax effects are as follows (dollars in thousands):

	Six Months Ended
	June 30,

	2003	2002

Unrealized holding gains on available-for-sale securities	$10,079	$7,056
Reclassification adjustment for securities (gains) losses in income	(44)	391
Unrealized gain (loss) on derivatives used in cash flow hedging relationships	(480)	(438)

Net unrealized gains	9,555	7,009
Income tax expense	(3,495)	(2,428)

Net of tax amount	$6,060	$4,581

     The ending accumulated balances for each item included in accumulated other comprehensive income, net of related income taxes, were as follows:

	June 30,	December 31,
	2003	2002

Accumulated unrealized gains on securities available-for-sale	$21,890	$15,377
Accumulated unrealized losses on derivates used in cash flow hedging relationships	(1,531)	(1,078)

	$20,359	$14,299

     Reclassifications – Certain items in the 2002 consolidated financial statements have been reclassified to conform with the 2003 presentation format.

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

     Standby letters of credit written are conditional commitments issued by Sterling to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. Sterling, generally, holds collateral and/or guarantees supporting these commitments, if deemed necessary.

     Sterling had $63,221,000 of standby letters of credit as of June 30, 2003. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability, as of June 30, 2003, for guarantees under standby letters of credit issued after December 31, 2002 is not material.

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

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. This interpretation provides new guidance for the consolidation of variable interest entities (VIEs) and requires such entities to be consolidated by their primary beneficiaries, if the entities do not effectively disperse risk among the parties involved. The interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs. The disclosure requirements apply to all financial statements issued after January 31, 2003. The consolidation requirements apply immediately to VIEs created after January 31, 2003, and are effective for the first fiscal year or interim period beginning after June 15, 2003 for VIEs acquired before February 1, 2003. The adoption of this interpretation is not expected to have a significant impact on Sterling’s financial condition or results of operations.

     In May 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement requires that an issuer classify a financial instrument that is within its scope as a liability. This Statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective beginning July 1, 2003. The adoption of this standard is not expected to have a significant impact on Sterling’s financial condition or results of operations.

Note 2 – Business Combination

     On February 28, 2002, Sterling acquired 100 percent of the outstanding common shares of Equipment Finance, Inc. (EFI), a Lancaster-based commercial finance company. The results of EFI’s operations have been included in the consolidated financial statements since that date. EFI specializes in financing forestry and land clearing equipment through more than 150 equipment dealer locations ranging from Maine to Florida. As a result of the acquisition, EFI has provided product diversification and has enhanced Sterling's earnings.

     The transaction was accounted for under the provisions of Statement No. 141, Business Combinations, which requires assets acquired and liabilities assumed to be recorded at their fair value on the date of the acquisition. The carrying amounts of the assets acquired and the liabilities assumed on February 28, 2002, approximated their fair value. The excess of the acquisition cost over the fair value of the net assets acquired has been recorded as goodwill. Goodwill recognized in this transaction was approximately $17 million, which was assigned to the commercial finance segment. Consistent with the provisions of Statement No. 142, Goodwill and Other Intangible Assets, goodwill will not be amortized into net income over an estimated life but, rather, will be tested at least annually for impairment, based on the guidance provided in the statement.

     The aggregate purchase price was $30,500,000, including $9,502,000 in cash and common stock valued at $20,998,000. The value of the 954,452 common shares issued was based on the closing price of Sterling common stock at the time the Agreement and Plan of Reorganization was executed.

Note 3 – Stock Compensation

     Sterling has an omnibus stock incentive plan, under which incentive and nonqualified stock options, stock appreciation rights, or restricted stock may be issued. To date, only incentive and nonqualified stock options have been issued under the plan. The options are granted periodically to key employees at a price not less than the fair value of the shares at the date of grant, and have a term of ten years. As of June 30, 2003, Sterling had approximately 772,000 shares of common stock reserved for issuance under the stock incentive plans.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income:
As reported	$6,944	$6,159	$13,569	$11,681
Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(288)	(250)	(484)	(431)

Proforma	$6,656	$5,909	$13,085	$11,250

Basic earnings per share:
As reported	$0.41	$0.37	$0.80	$0.71
Proforma	0.39	0.35	0.77	0.68
Diluted earnings per share:
As reported	$0.41	$0.36	$0.80	$0.70
Proforma	0.39	0.35	0.77	0.68

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

     Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of the three and six months ended June 30 is as follows (in thousands):

	Community
	Banking &
	Related		Commercial		Inter-Segment	Consolidated
	Services	Leasing	Finance	All Other	Eliminations	Totals

Three months ended June 30, 2003
Interest and dividend income	$26,587	$2,186	$4,629	$12	$(2,147)	$31,267
Interest expense	9,417	1,806	1,010	1	(2,147)	10,087
Provision for loan losses	559	350	—	—	—	909
Noninterest income	3,577	6,690	70	1,418	—	11,755
Noninterest expenses	14,315	6,458	553	1,420	—	22,746
Income before income taxes	5,873	262	3,136	9	—	9,280
Income tax expense (benefit)	1,122	108	1,101	5	—	2,336
Net income	4,751	154	2,035	4	—	6,944
Three months ended June 30, 2002
Interest and dividend income	27,724	1,816	3,327	8	(1,703)	31,172
Interest expense	11,676	1,895	626	—	(1,703)	12,494
Provision for loan losses	185	310	87	—	—	582
Noninterest income	2,689	6,682	36	1,515	—	10,922
Noninterest expenses	13,842	6,401	617	1,457	—	22,317
Income before income taxes	4,710	(108)	2,033	66	—	6,701
Income tax expense (benefit)	788	(1,141)	865	30	—	542
Net income	3,922	1,033	1,168	36	—	6,159
Six months ended June 30, 2003
Interest and dividend income	53,511	4,160	8,847	27	(4,101)	62,444
Interest expense	19,291	3,550	1,937	3	(4,101)	20,680
Provision for loan losses	1,254	690	—	—	—	1,944
Noninterest income	6,877	13,352	132	2,815	—	23,176
Noninterest expenses	27,912	12,782	1,255	2,711	—	44,660
Income before income taxes	11,931	490	5,787	128	—	18,336
Income tax expense (benefit)	2,232	204	2,179	152	—	4,767
Net income	9,699	286	3,608	(24)	—	13,569
Assets	2,166,825	192,880	138,221	3,684	(281,349)	2,220,261
Six months ended June 30, 2002
Interest and dividend income	55,377	3,665	4,341	17	(3,003)	60,397
Interest expense	23,055	3,710	810	—	(3,003)	24,572
Provision for loan losses	241	450	109	—	—	800
Noninterest income	5,819	13,170	44	2,829	—	21,862
Noninterest expenses	27,239	12,349	773	2,652	—	43,013
Income before income taxes	10,661	326	2,693	194	—	13,874
Income tax expense	1,941	(959)	1,139	72	—	2,193
Net income	8,720	1,285	1,554	122	—	11,681
Assets	1,989,713	157,413	107,080	3,075	(169,234)	2,088,047

     Sterling does not have operating segments other than those reported above. Parent company and treasury function income is included in the community-banking segment, as the majority of effort of these functions is related to this segment.

     Sterling does not have a single external customer from whom it derives 10% or more of its revenue. As of June 30, 2003, $17,220,000 of goodwill has been allocated to the commercial finance segment and $1,096,000 has been allocated to the commercial banking segment.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     In addition to historical information, the management of Sterling has made forward-looking statements in this Quarterly Report on Form 10-Q. These forward-looking statements may be subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of Sterling Financial Corporation and its wholly owned subsidiaries, or the combined company. When words such as “believes,” “expects,” “anticipates,” “may,” “could,” “should,” “estimates” or similar expressions occur in this quarterly report, management is making forward-looking statements.

     Shareholders should note that many factors, some of which are discussed elsewhere in this report, could affect the future financial results of Sterling Financial Corporation and its subsidiaries, both individually and collectively, and could cause those results to differ materially from those expectations expressed in this report. These risk factors include the following:

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

     Sterling undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in other documents Sterling files periodically with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q, the Annual Report on Form 10-K and any Current Reports on Form 8-K.

General

     The following presents management’s discussion and analysis of the consolidated financial condition and results of operations of Sterling Financial Corporation and its wholly-owned subsidiaries, Bank of Lancaster County, N.A., First National Bank of North East, Bank of Hanover and Trust Company, HOVB Investment Company, T&C Leasing, Inc., Pennbanks Insurance Company SPC, Sterling Financial Statutory Trust I, Sterling Financial Statutory Trust II, and Sterling Mortgage Services, Inc. (inactive). The consolidated financial statements also include Town & Country Leasing, LLC, Sterling Financial Trust Company and Equipment Finance LLC, (EFI) all wholly-owned subsidiaries of Bank of Lancaster, N.A.

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

     With the adoption of SFAS No. 142 on January 1, 2002, Sterling is no longer required to amortize goodwill resulting from business acquisitions. Goodwill is now subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. Sterling tests for impairment based on the goodwill maintained at each defined reporting unit. An independent party using various market valuation methodologies determines fair value. If the fair values of the reporting units exceed their book values, no write-downs of recorded goodwill is necessary. If the fair value of the reporting unit is less than its book value, an expense may be required on Sterling’s books to write down the related goodwill to the proper carrying value. Sterling completed its annual impairment testing in the fourth quarter of 2002 and determined that no impairment write-offs were necessary. No assurance can be given that future impairment tests will not result in a charge to earnings.

     Any material effect on the financial statements related to these critical accounting areas is also discussed in this management discussion and analysis.

Non-GAAP Presentations

     This management’s discussion and analysis refers to the efficiency ratio, which is computed by dividing noninterest expense, less depreciation on operating leases, by the sum of tax equivalent net interest income and noninterest income, less depreciation on operating leases for purposes of calculating its efficiency ratio. Sterling nets the depreciation on operating leases against related income, as it is consistent with utilizing net interest income presentation, which nets interest expense against interest income. In addition, the efficiency ratio excludes unusual items, including gains/losses on securities activities, interest collected on charged-off loans, etc.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2003, compared to three months ended June 30, 2002

Overview

     Net income for the quarter ended June 30, 2003, was $6,944,000 compared to $6,159,000 in 2002, an increase of $785,000 or 12.7%. Basic earnings per share increased by 10.8% to $.41 for the second quarter of 2003, compared to $.37 for the same quarter in 2002. Diluted earnings per share were $.41 for the second quarter of 2003, compared to $.36 for the same quarter of 2002. These earnings resulted in a return on average assets of 1.29% compared to 1.22% for the same quarter in 2002. The return on average realized equity was 14.79% for the second quarter of 2003, versus 14.93% for the same period last year.

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

     The table below summarizes, on a fully taxable equivalent basis, net interest income, and net interest margin for the three months ended June 30, 2003, and 2002.

     Net interest income, on a tax equivalent basis, totaled $22,764,000 for the second quarter of 2003 compared to $20,152,000 for the second quarter of 2002, an increase of $2,612,000 or 13.0%. This increase reflects both a $99 million or 5.4% increase in the average balance of interest-earning assets as well as a 32 b.p. increase in net interest margin.

     The increase in interest-earning assets came primarily in the form of loans. Strong growth in the commercial loan portfolio and finance receivables in EFI contributed to this increase. Funding this growth in assets were increases in all categories of deposits and $35,000,000 in trust preferred securities proceeds. During the third quarter of 2002, the corporation leveraged the proceeds of the trust preferred issued in the second quarter of 2002 by borrowing $26,250,000 from the Federal Home Loan Bank and initiated the purchase of securities with these funds. These incremental borrowed funds were offset by maturities of other FHLB borrowings and the scheduled principal reductions of third-party borrowings to fund growth in both finance and operating leases.

     The increase in net interest margin from 2002 to 2003 continued a reversal of a declining trend over the previous three years. Driving this improvement was both the improving mix of earning assets in the balance sheet to higher yielding assets as well as the positive impact of generally declining interest rates. During the two and a half years from January 2001 to June of 2003, the Federal Reserve Bank lowered the federal funds rate thirteen times totaling 5.50%. This dramatic decrease in short-term interest rates has resulted in a significant decrease in the cost of funds for Sterling. The rate paid on interest bearing liabilities declined 67 b.p. from the second quarter of 2002 to 2003 resulting from:

•	the reduction of rates paid on deposit accounts;

•	the maturing of higher rate time deposits and borrowings;

•	deposit growth at low rates of interest; and

•	less reliance on third-party borrowings to fund growth in both finance and operating leases, which tend to be more costly than average rates paid on deposits.

	Quarter Ended June 30,
	2003			2002

	Average		Annual	Average		Annual
	Balance	Interest	Rate	Balance	Interest	Rate

Assets:
Federal funds sold	$27,629	$83	1.19%	$46,240	$183	1.57%
Short-term investments	5,242	7	0.50%	5,522	12	0.90%
Securities:
U.S. Treasury	9,037	95	4.22%	15,533	204	5.27%
U.S. Government agencies	161,433	1,938	4.81%	152,389	2,145	5.62%
State and Municipal	222,896	4,032	7.24%	200,387	3,712	7.41%
Other	141,359	1,935	5.47%	169,230	2,376	5.62%

Total securities	534,725	8,000	5.99%	537,539	8,437	6.28%

Loans:
Commercial	740,577	11,724	6.35%	681,161	11,849	6.85%
Residential mortgage	100,640	1,806	7.18%	110,795	2,041	7.37%
Consumer	300,612	4,892	6.53%	285,000	5,403	7.60%
Leases	97,819	1,866	7.65%	88,500	1,859	8.23%
Finance receivables	133,077	4,473	13.45%	86,881	2,862	13.65%

Total loans	1,372,725	24,761	7.23%	1,252,337	24,014	7.64%

Total interest earning assets	1,940,321	32,851	6.78%	1,841,638	32,646	7.07%

Allowance for loan losses	(13,570)			(12,484)
Cash and due from banks	51,375			49,860
Non-interest earning assets	177,220			142,682

TOTAL ASSETS	$2,155,346			$2,021,696

Liabilities and Stockholders’ Equity:
Interest bearing liabilities:
Demand deposits	$549,702	$914	0.67%	$483,312	$1,318	1.09%
Savings deposits	207,274	345	0.67%	190,725	540	1.13%
Time deposits	752,002	6,369	3.40%	733,308	7,937	4.34%
Borrowed funds	197,348	2,459	5.39%	215,987	2,699	5.04%

Total interest-bearing liabilities	1,706,326	10,087	2.42%	1,623,332	12,494	3.09%

Demand deposits	204,002			186,605
Other liabilities	39,269			32,127
Stockholders’ equity	205,749			179,632

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,155,346			$2,021,696

Net interest rate spread			4.37%			3.98%
Net interest income (FTE) / average earning assets		22,764	4.66%		20,152	4.34%
Taxable-equivalent adjustment		(1,584)			(1,474)

Net interest income		$21,180			$18,678

At the same time, the rate earned on interest earning assets declined only 29 b.p. reflecting:

•	a general lag in the effect of rapidly declining rates on loan and securities portfolio yields due to the proportion of fixed rates of interest in these portfolios;

•	growth in loan portfolio, shifting the mix of earning assets. This growth also included the relatively higher margin finance receivables from EFI; and

•	immediate decrease in interest rates earned on federal funds sold, other short-term investments and variable rate loans and securities.

     In the second quarter of 2003, the downward repricing of assets has accelerated relative to the repricing of liabilities. As a result, there is a diminishing benefit due to the prolonged decline in interest rates and the reduced ability to lower deposit rates further.

Provision for Loan Losses

     The provision for loan losses was $909,000 for the quarter ended June 30, 2003, an increase of $327,000 from $582,000 recorded in 2002. The provision reflects the amount deemed appropriate by management to provide an adequate allowance to meet the present risk characteristics of the loan portfolio. See further discussion in the allowance for loan losses section.

Noninterest Income

     Total noninterest income totaled $11,755,000 for the three months ended June 30, 2003 compared to $10,922,000 in 2002, an increase of 7.6%.

     Income from fiduciary activities was $1,082,000 for the second quarter of 2003, an increase of 6.9% over 2002 results of $1,012,000. The positive effect of new business development has been able to mitigate the decline in fee-based income that has resulted from a slightly down market in 2003 compared to 2002.

     Service charges on deposit accounts increased $57,000, or 4.2%, from $1,369,000 for the quarter ended June 30, 2002 to $1,426,000 for the same period in 2003. This increase in service charges is attributable to higher levels of customer deposit balances and the increased number of fee-based transactions that result from the increase in the number of accounts.

     Mortgage banking income totaled $933,000 for the three months ended June 30, 2003, a 32.7% increase from the same period in 2002. Mortgage banking income has been favorably influenced by the trend noted in the financial services industry, which has seen an increased volume of mortgage loan originations/refinancing during the past two years, as interest rates have hit 40-year lows. As a result of the rate environment, mortgage-banking income increased in 2003, despite accelerated amortization of mortgage servicing rights and the related impairment charges that result from faster prepayment speeds.

     Securities gains totaled $40,000 for the three months ended June 30, 2003 versus securities losses of $407,000 for the same period last year. The reason for the fluctuation is mainly attributable to impairment charges taken during the two periods. In the second quarter of 2002, Sterling recorded other than temporary impairment charges on telecom industry debt securities of $541,000. This compares to impairment charges of $38,000 in the second quarter of 2003 on financial institution sector equity positions. Offsetting the impairment charges in both periods were securities gains taken as part of ongoing security portfolio and balance sheet management strategies.

Noninterest Expenses

     Noninterest expenses totaled $22,746,000 for the quarter ended June 30, 2003 compared to $22,317,000 for the same period in 2002, an increase of 1.9%.

     The largest component of noninterest expense is salaries and employee benefits, which totaled $9,438,000 for the quarter ended June 30, 2003, a $255,000, or 2.6%, decrease from the same period in 2002. During the second quarter of 2002, unusual expenses of $937,000 for severance agreements were recorded with no similar charges taken in the second quarter of 2003. Excluding the 2002 severance, salaries and benefits increased by approximately $682,000, or 7.8%, in the second quarter of 2003 compared to 2002.

     Net occupancy expense increased to $1,152,000 for the quarter ended June 30, 2003, an increase of $146,000, or 14.5%, from the same period in 2002. The primary reason for the increase can be attributed to a larger branch network in 2003, resulting from new office locations and improvements and expansion at existing branches.

     Furniture and equipment charges were $1,511,000 in the second quarter of 2003, as compared to $1,364,000 in 2002. This represents an increase of 10.8%, or $147,000. The increase in furniture and equipment costs have resulted from the larger branch network, investments in technology to enhance our delivery channels to our customer base, and increased costs for the main banking operations due to normal growth.

     Professional services decreased from $1,038,000 in the second quarter of 2002 to $918,000 in the second quarter of 2003. Two factors have led to the net $120,000 decrease. First, in 2002, $300,000 in professional services were incurred pertaining to the conversion of one of Sterling’s affiliates converting from a C-Corp to a LLC, with no similar charges in the second quarter of 2003. Offsetting this amount is professional services incurred related to corporate expansion efforts, legal fees related to loans that have migrated from nonaccrual status to foreclosed assets, and increased audit fees that have resulted from the Sarbanes-Oxley Act.

     Depreciation on leased property increased from $5,185,000 for the quarter ended June 30, 2002 to $5,327,000 for the same period in 2003. Depreciation expense on leased property has increased to 82.8% of rental income on operating leases compared to 80.9% for the same period in 2002. The higher depreciation as a percent of rental income is the result of the 2003’s lower interest rate environment than that experienced in 2002. A correlation exists between interest rates, and the rental income charged to customers. In a lower rate environment, the rental income will decrease in order to be competitive with alternative financing sources (i.e. finance leases, commercial loans, etc.). Depreciation charges are more closely correlated to the unit’s cost, which is not impacted by interest rates.

     Sterling’s efficiency ratio, excluding unusual items such as securities activities, restructuring charges, severance and other infrequent items, was 59.8% for the quarter ended June 30, 2003, which was an improvement over 2002’s ratio of 60.3%. The improvement noted is primarily driven by the increase in net interest income resulting from the improved margin, as well as higher levels of noninterest income, while at the same time containing the increase in noninterest expense.

Income Taxes

     The effective income tax rate increased from 8.1% in the second quarter of 2002 to 25.2% in the second quarter of 2003. The major reason for this fluctuation is due to the approximate $1.2 million benefit that a non-bank Sterling affiliate realized upon conversion from a C-corporation to a limited liability corporation in the second quarter of 2002. In the second quarter of 2003, the effective tax rate of 25.2% was lower than the first quarter’s effective tax rate of 26.8%. This improvement is the result of a second non-bank affiliate, the commercial finance company, converting to a limited liability corporation in the first quarter of 2003, which resulted in no state income tax liability on their second quarter earnings.

     For the quarter ended June 30, 2003, the primary difference between the effective tax rate and the 35% federal statutory tax rate is due to tax-exempt interest income, offset somewhat by state income taxes at the banking affiliates.

Six months ended June 30, 2003 compared to six months ended June 30, 2002

Overview

     Net income for the six months ended June 30, 2003, was $13,569,000 versus $11,681,000 in 2002, an increase of $1,888,000 or 16.2%. Basic earnings per share increased by 12.7% to $.80 per share, compared to $.71 for the same period in 2002. Diluted earnings per share were $.80 for 2003 and $.70 for 2002. These earnings resulted in a return on average assets of 1.28% and return on average realized equity of 14.67% for the six months ended June 30, 2003, versus 1.19% and 14.40%, respectively, in the corresponding period of 2002.

Net Interest Income

     The following table summarizes, on a fully taxable equivalent basis, net interest income and net interest margin for the six months ended June 30, 2003 and 2002 (in thousands):

	Six Months Ended June 30,
	2003			2002

	Average		Annual	Average		Annual
	Balance	Interest	Rate	Balance	Interest	Rate

Assets:
Federal funds sold	$24,384	$146	1.20%	$43,207	$355	1.64%
Short-term investments	6,524	19	0.58%	5,126	23	0.90%
Securities:
U.S. Treasury	10,500	235	4.52%	15,609	416	5.37%
U.S. Government agencies	169,038	4,108	4.86%	149,589	4,279	5.72%
State and Municipal	221,076	8,052	7.28%	200,864	7,453	7.42%
Other	145,895	4,026	5.52%	167,797	4,746	5.66%

Total securities	546,509	16,421	6.01%	533,859	16,894	6.33%

Loans:
Commercial	730,440	23,351	6.36%	665,423	23,083	6.88%
Residential mortgage	101,282	3,765	7.43%	113,596	4,318	7.60%
Consumer	295,422	9,817	6.70%	283,268	10,735	7.64%
Leases	92,925	3,598	7.81%	87,323	3,664	8.46%
Finance receivables	126,200	8,501	13.47%	57,797	3,875	13.41%

Total loans	1,346,269	49,032	7.28%	1,207,407	45,675	7.56%

Total interest earning assets	1,923,686	65,618	6.82%	1,789,599	62,947	7.03%

Allowance for loan losses	(13,383)			(12,163)
Cash and due from banks	52,826			49,224
Non-interest earning assets	174,298			136,549

TOTAL ASSETS	$2,137,427			$1,963,209

Liabilities and Stockholders’ Equity:
Interest bearing liabilities:
Demand deposits	541,497	1,850	0.69%	474,003	2,585	1.10%
Savings deposits	200,906	698	0.70%	184,633	1,045	1.14%
Time deposits	755,296	13,124	3.50%	724,331	16,137	4.49%
Borrowed funds	201,301	5,008	5.00%	193,642	4,805	4.99%

Total interest-bearing liabilities	1,699,000	20,680	2.45%	1,576,609	24,572	3.14%

Demand deposits	196,750			181,126
Other liabilities	38,948			33,970
Stockholders’ equity	202,729			171,504

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,137,427			$1,963,209

Net interest rate spread			4.37%			3.89%
Net interest income (FTE) / average earning assets		44,938	4.66%		38,375	4.26%
Interest recovery on charged-off loan		—			419

		44,938			38,794
Taxable-equivalent adjustment		(3,174)			(2,969)

Net interest income		$41,764			$35,825

     Net interest income, on a tax equivalent basis, totaled $44,938,000 for the first six months of 2003 compared to $38,375,000 for the same period in 2002, an increase of $6,563,000 or 17.1% (excluding the interest recovery on charged-off loan recognized in the prior year). This increase reflects both a $134 million or 7.5% increase in the average balance of interest-earning assets as well as a 40 b.p. increase in net interest margin.

     The increase in interest-earning assets came primarily in the form of loans. Strong growth in the commercial loan portfolio and finance receivables in EFI contributed to this increase. Funding this growth in assets were increases in both deposits and borrowings. In March 2002 Sterling participated in a trust-preferred issuance raising $20 million. In addition, during the third quarter of 2002, Sterling leveraged the proceeds of the trust preferred by borrowing

$26,250,000 from the Federal Home Loan Bank and initiated the purchase of securities with these funds. These additional borrowed funds were offset by maturities of other FHLB borrowings and the continued pay-downs of third-party borrowings to fund growth in both finance and operating leases.

     The rate paid on interest bearing liabilities declined 69 b.p. from the first six months of 2002 to the same period for 2003 resulting from:

•	the reduction of rates paid on deposit accounts;

•	the maturation of higher rate time deposits and borrowings;

•	deposit growth at low rates of interest; and

•	less reliance on third-party borrowings to fund growth in both finance and operating leases, which tend to be more costly than average rates paid on deposits.

     At the same time, the rate earned on interest earning assets declined only 21 b.p. reflecting:

•	a general lag in the effect of rapidly declining rates on loan and securities portfolio yields due to the proportion of fixed rates of interest in these portfolios;

•	growth in loan portfolio, shifting the mix of earning assets, which included the relatively higher margin finance receivables from EFI; and

•	immediate decrease in rates of interest earned on federal funds sold, other short-term investments and variable rate loans and securities.

     On June 26, 2003, Sterling participated in a trust preferred issuance which raised $35 million at a fixed rate of 5.55%. Sterling expects to increase its borrowings from third parties in the third quarter to leverage the trust preferred and purchase securities with these funds. As a result, management anticipates that the net interest margin will experience some compression in future periods as the impact of the trust preferred issuance and leveraging strategy will be in place.

Provision for Loan Losses

     The provision for loan losses was $1,944,000 for the six months ended June 30, 2003, compared to $800,000 for the six months ended June 30, 2002, an increase of $1,144,000. The provision for loan losses is based upon the quarterly review of the loan portfolio and reflects the amount deemed appropriate by management to provide an adequate reserve to meet the present risk characteristics of the loan portfolio. See further discussion in the allowance for loan losses section.

Noninterest Income

     Total noninterest income amounted to $23,176,000 for the six months ended June 30, 2003, reflecting a increase of $1,314,000 from $21,862,000 reported in 2002.

     Income from fiduciary activities was $2,221,000 for the six months ended June 30, 2003, an increase of 5.6% over 2002 results. The positive effect of new business development has been able to mitigate the decline in fee-based income that has resulted from a slightly down market in 2003 compared to the same period in 2002.

     Mortgage banking income totaled $1,728,000 for the six months ended June 30, 2003, a 17.7 % increase from the same period in 2002. Mortgage banking income has been favorably influenced by the trend noted in the financial services industry, which has seen an increased volume of mortgage loan originations/refinancing during the past two years, as interest rates have hit 40-year lows. As a result of the rate environment, mortgage-banking income increased in 2003, despite accelerated amortization of mortgage servicing rights and the related impairment charges that result from faster prepayment speeds.

     Securities gains totaled $44,000 for the six months ended June 30, 2003, compared to securities losses of $391,000, for the same period last year. The reason for the fluctuation is mainly attributable to impairment charges taken during the two periods. In 2002, Sterling recorded other than temporary impairment charges on telecom industry debt securities of $541,000. This compares to impairment charges of $129,000 in 2003 on financial institution sector equity positions. Offsetting the impairment charges in both periods were securities gains taken as part of ongoing security portfolio and balance sheet management strategies.

Noninterest Expenses

     Noninterest expenses totaled $44,660,000 for the six months ended June 30, 2003, an increase of $1,647,000 or 3.8% from $43,013,000 recorded in 2002.

     The largest noninterest expense category, salaries and benefits, was $18,588,000 for the six months ended June 30, 2003. This represents a modest increase of 0.3% over 2002. In order to better understand the changes to this expense category, infrequent charges of $1,410,000 should be excluded from the prior year total of $18,530,000. The $1,410,000 relates to severance arrangements entered into of $1,140,000, and a $270,000 charge related to the termination of a defined benefit plan. Excluding these infrequent charges, the increase in salaries and employee benefits for the six months ended June 30, 2003 is $1,468,000, or 8.6%, and was attributable to the following factors:

•	Increased number of employees, the result of a branch expansion and to support the increased transaction volumes associated with a growing organization;

•	A full six months of EFI salaries and benefits compared to four months in 2002;

•	Higher incentive accruals resulting from 2003 performance levels exceeding that achieved in 2002; and

•	Normal merit increases to existing employees.

     Net occupancy expense increased to $2,463,000 for the six months ended June 30, 2003, an increase of $457,000, or 22.8%, over 2002’s results. The primary reason for the increase can be attributed to a larger branch network in 2003, resulting from new office locations and improvements and expansion at existing branches. On a year-to-date basis, net occupancy expense was also adversely impacted by weather conditions in the first quarter of 2003, leading to snow removal costs exceeding 2002 levels by $185,000.

     Furniture and equipment charges were $3,030,000 for the six months ended June 30, 2003 an increase of $328,000, or 12.1%, over 2002. The increase in furniture and equipment costs have resulted from the larger branch network, investments in technology to enhance our delivery channels to our customer base, and increased costs for the main banking operations due to normal growth.

     Professional services were $1,625,000 for the six months ended June 30, 2003, versus $1,559,000 in 2002. Several offsetting items led to the $66,000, or 4.2% increase. In 2002, approximately $300,000 was incurred in converting a non-bank affiliate from a C-Corp to a limited liability corporation, whereas in 2003, approximately $100,000 was incurred in converting a second non-bank affiliate to a limited liability corporation. The remainder of the increase in professional services in 2003 can be attributed long-term strategic planning efforts including expanding our geographical footprint, legal fees related to loans that have migrated from nonaccrual status to foreclosed assets, increased audit fees that have resulted from the Sarbanes-Oxley Act and operational efficiency studies.

     Depreciation on leased property totaled $10,612,000 for the six months ended June 30, 2003 compared to $10,280,000 in 2002. Depreciation expense on leased property has increased to 82.6% of rental income on operating leases in 2003 compared to 80.6% in 2002. The higher depreciation as a percent of rental income is the result of the 2003’s lower interest rate environment than that experienced in 2002. A correlation exists between interest rates, and the rental income charged to customers. In a lower rate environment, the rental income will decrease in order to be competitive with alternative financing sources (i.e. finance leases, commercial loans, etc.). Depreciation charges are more closely correlated to the unit’s cost, which is not impacted by interest rates.

     The remaining increase in noninterest expenses is consistent with the overall growth of Sterling Financial Corporation, including increased expenses for marketing and advertising, lending related activities, investor/shareholder relations, taxes other than income, and insurance related activities.

     Sterling’s efficiency ratio, excluding unusual items such as securities activities, restructuring charges, severance and other infrequent items, was 59.3% for the six months ended June 30, 2003, which was an improvement over 2002’s ratio of 61.5%. The improvement noted is primarily driven by the increase in net interest income resulting from the improved margin, as well as higher levels of noninterest income, while at the same time containing the increase in noninterest expense.

Income Taxes

     Income tax expense for the six months ended June 30, 2003 was $4,767,000 resulting in an effective tax rate of 26.0%, compared to 15.8 % in 2002. Contributing to the lower effective tax rate in 2002 was an approximate $1.2 million state tax benefit that a non-bank affiliate of Sterling realized upon the conversion from a C-Corporation to a limited liability corporation.

FINANCIAL CONDITION

     Total assets at June 30, 2003, amounted to $2,220,261,000 compared to $2,156,309,000 at December 31, 2002. This represents an increase of $63,952,000 or 3.0% over that period of time.

Securities

     As of June 30, 2003, securities totaled $547,800,000, which represents a 6.9% decrease over the December 31, 2002 balance of $588,292,000. Sterling utilizes investment securities to generate interest and dividend income, assist in managing interest rate risk, and to provide liquidity to the parent company and affiliates. Sterling has experienced a decline in its securities portfolio, because it has been able to reinvest maturing securities in higher yielding loan assets. Also, as a result of Sterling’s Correspondent Group loan pipeline, management has built up liquidity in federal funds sold, rather than investing these funds in securities.

     Sterling’s securities portfolio includes debt and equity instruments that are subject to varying degrees of credit and market risk. These risks arise from general market conditions, factors impacting specific industries, as well as corporate news that may impact specific issues. Management continuously monitors its debt securities, including routine updating of credit ratings, monitoring market, industry and corporate news, as well as volatility in market prices. Sterling uses various indicators in determining whether a debt security is other-than-temporarily-impaired, including credit ratings and whether it is probable that the contractual interest and principal will not be collected in full. As of June 30, 2003, there were no holdings below investment grade. The only security below investment grade as of December 31, 2002 was sold at an $11,000 loss during 2003.

     In addition to its debt securities, Sterling also maintains an equity security portfolio, comprised of the following:

	June 30, 2003		December 31, 2002
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Government agency	$8,643	$8,643	$7,882	$7,882
Government sponsored enterprise	2	3,684	2	3,196
Community banks	1,852	2,279	1,712	1,938
Large cap financial services companies	6,615	7,378	6,715	6,741

	$17,112	$21,984	$16,311	$19,757

     A portion of the equity portfolio is maintained in part to meet certain regulatory requirements, and include Federal Reserve Bank and Federal Home Loan Bank stock. In addition, Sterling maintains a position in a government sponsored enterprise stock that was originally purchased for regulatory purposes. Given the returns experienced over the past years on the government sponsored enterprise stock, it remains in the Sterling portfolio, despite the fact the regulatory reasons to hold this stock no longer exist. The community bank and large cap financial services equity positions were originally acquired for long-term appreciation in these segments of the market.

     As a result of market conditions, particularly in the large cap financial services sector, Sterling has taken $1,289,000 in other-than-temporary impairment charges during the past two years, which is reflected in the carrying value above. Quarterly, management evaluates the equity portfolio and various indicators to determine whether a security is other-than-temporarily impaired, including whether the market value is below its cost for an extended period of time, generally defined as six months or greater. For the quarter and six months ended June 30, 2003, $38,000 and $129,000 in other than temporary charges were recorded on the equity portfolio.

Loans

     The following table sets forth the composition of Sterling’s loan portfolio, at June 30, 2003 and December 31, 2002 (in thousands):

	June 30,	December 31,
	2003	2002

Commercial and agricultural (including commercial real estate)	$700,529	$684,280
Financial	31,250	4,700
Real estate construction	20,630	19,504
Real estate mortgage	107,339	102,891
Consumer	299,506	284,016
Finance receivables, net of unearned income (2003 - $18,487; 2002 - $14,948)	141,241	115,200
Lease financing receivables, net of unearned income (2003 -$13,815; 2002 - $11,852)	103,335	85,437

Total	$1,403,830	$1,296,028

     During the six months from December 31, 2002 to June 30, 2003, loans outstanding have increased $107,802,000, or 8.3%. Sterling experienced growth in every loan category, which is attributed to the following factors:

•	Commercial and agricultural loans have increased $16,249,000 since December 31, 2002. Sterling experienced increased loan demand in the second quarter of 2003, as customers capitalized on the low interest rate environment to fund capital needs. Sterling has also benefited from its announced entrance in the Berks County, Pennsylvania, market and has seen some loan demand from this contiguous market.

•	Correspondent Services Group, the division started in the latter half of 2002 to serve the needs of financial institutions in the Mid-Atlantic region, has generated results during 2003. Loans to financial institutions were $31,250,000 at June 30, 2003, a $26,550,000 increase over December 31, 2002.

•	Retail loans, which include real estate mortgage and consumer loans, have also benefited from the low interest rate environment, as customers are using home equity loans to make improvements to their homes, buying new vehicles, and making other discretionary purchases. Sterling has experienced growth in real estate mortgage loans as well, despite the fact it has originated and sold over $145 million in mortgage loans during 2003.

•	Finance receivables have increased from $115,200,000 at December 31, 2002 to $141,241,000 at June 30, 2003, and leasing financing receivables have grown $17,898,000 in this period. This growth is the result of Sterling’s two specialty lending subsidiaries, Equipment Finance and Town & Country Leasing, which generated a significant amount of new business. One of the primary reasons that Equipment Finance decided to merge with Sterling was the fact its growth would be restrained if it remained an independent commercial finance company. Through its merger with Sterling, Equipment Finance has been able to obtain the funding required to grow its market share.

Town & Country has also been able to generate growth in the leasing financings, as additions to the sales force have led to new business opportunities, and similar to the growth in commercial loans, customers have begun to make capital purchases to benefit from the low interest rate environment. A portion of the growth that Town & Country has seen in lease financing receivables is the result of some customers, who in the past would prefer an operating lease, now favoring the finance lease to permit them to capitalize on the bonus accelerated depreciation allowed for tax purposes. As a result, Town & Country has experienced a decline in its operating lease balances.

Allowance for Loan Losses

     Sterling maintains the allowance for loan losses at a level that management believes adequate to absorb potential losses inherent in the loan portfolio and is established through a provision for loan losses charged to earnings. Additionally, when Sterling acquires a company in a purchase business combination, the acquired allowance is combined with Sterling’s existing allowance. Quarterly, Sterling defined a methodology in determining the adequacy of the allowance for loan losses. This methodology considers specific credit reviews, past loan loss historical experience, qualitative factors and other factors that management may deem appropriate. The application of this methodology was recently enhanced and results in an allowance consisting of two components, “allocated” and “unallocated.” (For a more thorough discussion of the allowance for loan losses methodology, please refer to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002).

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

     Non-performing assets include nonaccrual and restructured loans, accruing loans past due 90 days or more and other foreclosed assets. Sterling’s general policy is to cease accruing interest on loans when management determines that a reasonable doubt exists as to the collectibility of additional interest. When management places a loan on nonaccrual status, it reverses unpaid interest credited to income in the current year, and charges unpaid interest accrued in prior years to the allowance for loan losses. Sterling typically returns nonaccrual loans to performing status when the borrower brings the loan current and performs in accordance with contractual terms for a reasonable period of time. Sterling categorizes a loan as restructured if it changes the terms of the loan such as interest rate, repayment schedule or both, to terms that it otherwise would not have granted originally.

     The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans as of June 30, 2003 and December 31, 2002 (in thousands):

	June 30,	December 31,
	2003	2002

Nonaccrual loans	$3,445	$10,643
Accruing loans, past due 90 days or more	460	545
Restructured loans	—	521

Total non-performing loans	3,905	11,709
Foreclosed assets	3,490	293

Total non-performing assets	$7,395	$12,002

Non-performing loans to total loans	0.28%	0.90%
Non-performing assets to total assets	0.33%	0.48%
Allowance for loan losses to non-performing loans	349%	111%

     Restructured loans at December 31, 2002 included in non-performing loans, represented a series of loans to one borrower in the real estate business, which were fully secured with real estate collateral and were current as to modified contractual obligations. In the second quarter of 2003, these loans were removed from restructured status as they remained current and met contractual obligations as required by the loan agreements.

     During 2003, several favorable developments occurred, which resulted in a $7,198,000 reduction in nonaccrual loans. These developments were as follows:

•	An agreement was reached with two large commercial relationships, which resulted in the liquidation of business assets, foreclosure by Sterling on certain remaining assets, and the charge-off of the remaining loan principal balance. As a result of these agreements, $3,050,000 was properly transferred from loans to foreclosed assets, $900,000 in business assets were liquidated and were used to reduce outstanding loan balances, and $620,000 in balances were charged off.

•	Two large commercial relationships in nonaccrual status had substantial principal payments during the year, including a $1,500,000 relationship that was paid off, in its entirety, and a reduction of $600,000 in nonaccrual loans on a second relationship.

     In July 2003, $2,500,000 in real estate included in foreclosed assets above was sold to a third party with external financing sources. The settlement of this transaction resulted in a minor gain on sale of real estate.

     Potential problem loans are defined as performing loans, which have characteristics that cause management to have serious doubts as to the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as nonperforming loans in the future. Total potential problem loans were approximately $7,500,000 at June 30, 2003 as compared to $1,200,000 at December 31, 2002. This significant increase since year end is primarily the result of one commercial relationship, which continues to perform in accordance with terms of their loan agreement, despite the negative cash flow of the borrower. As a result, Sterling is monitoring this relationship on an ongoing basis to mitigate its risk of loss. Additionally, outstanding credit commitments of approximately $2,170,000 could result in potential problem loans, if drawn upon. The majority of these loans are secured by assets with acceptable loan-to-value ratios.

     The rollforward of the allowance for loan losses for the six months ended June 30, 2003 and 2002 were as follows (in thousands):

	2003	2002

Balance at January 1	$12,953	$11,071
Allowance acquired in acquisition	—	837
Provision for loan losses charged to income	1,944	800
Loans charged-off	(1,821)	(969)
Recoveries of loans previously charged off	566	893

Balance at June 30	$13,642	$12,632

Net charge-offs to average loans outstanding:
Community banking segment	0.17%	(0.02%)
Leasing segment	0.63%	0.29%
Commercial finance segment	0.02%	0.18%
Total	0.19%	0.01%

     The allowance for loan losses totals $13,642,000 at June 30, 2003, an increase of $689,000 since December 31, 2002. The allowance represents 0.97% of loans outstanding at June 30, 2003 as compared to 1.00% at December 31, 2002.

     Despite the improvements in non-performing assets since year-end, Sterling increased its provision for loan losses to $1,944,000 in 2003, as compared to $800,000 in 2002. The increase in the provision is consistent with the increase in net charge-offs during the period, combined with the growth in the loan portfolio and the increase in potential problem loans. Certain qualitative factors have also led to the increased provision for loan losses, including our customer base, in which we have observed cash flows being negatively impacted by the national and local economic environment, our entry into new geographic markets, which requires employment of new relationship managers as well as turnover of existing relationship managers.

Assets Held for Operating Leases

     After several years of showing steady growth, Sterling’s assets held for operating leases portfolio experienced a decline in the first six months of 2003. Assets held for operating leases were $61,860,000 at June 30, 2003, compared to $63,291,000 at December 31, 2002, a 2.3% decrease. The decrease can be attributed to economic conditions, in which the low interest rate environment and bonus tax depreciation on personal property has resulted in a greater willingness of customers to enter into finance leases, or more traditional commercial lending arrangements.

Deposits

     Total deposits at June 30, 2003, totaled $1,734,444,000 compared to $1,702,302,000 at December 31, 2002. This represents an increase of $32,142,000 or 1.9% during this period of time. The majority of this growth has been in demand deposits and savings accounts, with some minor run-off in the certificate of deposit portfolio, which is reflective of the low interest rate environment that we are presently in. Management believes customers are willing to trade some earnings potential on greater liquidity of their deposits, in the event rates begin to rise or the stock market shows sustainable improvements.

Short-Term Borrowings and Long-Term Debt

     As a result of the growth in deposits experienced during the first six months of 2003, Sterling has been able to fund scheduled principal payments on long-term debt and reduce its short-term borrowings without incurring additional third party borrowings. Short-term borrowings were $40,487,000 at June 30, 2003, a decrease of $1,133,000 from December 31, 2002. Long-term debt totaled $137,439,000 at June 30, 2003, compared to $155,478,000 at December 31, 2002.

Derivative Financial Instruments

     Sterling uses derivative instruments to assist in asset liability management to reduce its exposure in earnings volatility caused by fluctuations in interest rates. Interest rate swaps are used to hedge cash flow variability related to floating rate liabilities, through the use of pay-fixed instruments. Gains and losses on derivative instruments reclassified from accumulated other comprehensive income to current-period earnings are included in the line item in which the hedged cash flows are recorded. At December 31, 2002, other comprehensive income included a deferred after-tax loss of $1,078,000 consisting of a loss on pay-fixed interest rate swap used to hedge future cash flows on floating rate liabilities. A portion of the amount in other comprehensive income is reclassified from other comprehensive income to interest expense as net settlements occur. For the quarter and six months ended June 30, 2003, Sterling recognized interest expense of $223,000 and $441,000 related to interest rate swaps accounted for as cash flow hedges, versus $123,000 for the quarter and six months ended June 30, 2002. At June 30, 2003, the notional amount of the interest rate swap was $25,000,000, and had a negative gross carrying value of $2,355,000. The interest rate swap matures in 2006.

     Interest rate options, which include caps, are contracts that transfer, modify, or reduce interest rate risk in exchange for the payment of a premium when the contract is initiated. A premium is paid for the right, but not the obligation, to buy or sell a financial instrument at predetermined terms in the future. At June 30, 2003, the notional amount of an interest rate cap purchased was $5,000,000, and its carrying value was reduced to zero.

     In May 2003, Sterling entered into two equity put options as fair value hedges to protect the company from risk that the fair value of its SLM Corporation stock might be adversely impacted by changes in market price. The two equity put options each cover 30,000 shares of SLM’s stock, one with a valuation date in May 2004 and the second with a valuation date of May 2006. If, at the valuation date, the stock price is below the reference price (1-year - $31.93; 3-year - $33.81), the counter-party will pay the difference between the stock’s price on the valuation date and its reference price to Sterling. Sterling paid $258,000 for these put options, and as of June 30, 2003 their fair value was $191,000. The difference, or $67,000, was charged to other noninterest expense in the quarter ended June 30, 2003. At June 30, 2003, the trading price of the SLM Corporation stock was $39.17.

Trust Preferred Securities

     As of June 30, 2003, Sterling has issued $55,000,000 of preferred capital securities through its wholly owned special purpose subsidiary trusts, Sterling Financial Statutory Trust I and Sterling Financial Statutory Trust II, of which $35,000,000 was issued in June 2003. The proceeds from the preferred securities were invested in junior subordinated deferrable interest debentures of Sterling, at terms consistent with preferred capital securities.

     Sterling’s treatment of the preferred capital securities is consistent with long-term debt, and the related dividends being presented as interest expense. Dividends on the trust preferred securities issued in June 2002 are variable at a rate equal to 3-month LIBOR plus 360 basis points, and adjust quarterly. Dividends on the newly issued trust preferred securities are fixed, at a rate equal to 5.55%. Sterling’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by Sterling of the Statutory Trusts’ obligations under the preferred capital securities. The preferred capital securities qualify for Tier 1 capital treatment for Sterling. As such, Sterling has been able to increase regulatory capital as a result of the trust preferred securities, without increasing stockholders’ equity.

     Sterling expects to utilize the $35,000,000 in proceeds from the June 2003 trust preferred issuance to fund internal growth and for other general corporate matters. Additionally, Sterling expects to utilize a portion of the proceeds to repurchase shares of Sterling’s stock under its stock repurchase plan.

Capital

     Total stockholder’s equity increased $13,340,000 from December 31, 2002 to June 30, 2003. This increase was primarily the result of operating activities during the period, consisting of net income for the period of $13,569,000 less dividends declared of $6,377,000, and other comprehensive income, net of tax, of $6,060,000. The remainder of the increase is the result of the issuance of stock in connection with the stock option plan, net of treasury purchases.

     During the second quarter of 2003, Sterling announced that its Board of Directors authorized a plan to purchase, in open market and privately negotiated transactions, up to 800,000 shares of its outstanding common stock. This newly approved repurchase plan, when combined with 34,154 shares of remaining to be purchased under Sterling’s repurchase plan announced in February 2001, represents approximately 4.9% of the outstanding shares of Sterling’s common stock. No treasury shares have been repurchased since the repurchase plan was announced.

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

     Quantitative measures established by regulation to ensure capital adequacy require Sterling and its banking subsidiaries to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of June 30, 2003, and December 31, 2002, that Sterling and the subsidiary banks met all minimum capital adequacy requirements to which they are subject and are categorized as “well capitalized”.

     Sterling’s capital ratios as of June 30, 2003, and December 31, 2002, and related regulatory minimum requirements are as follows:

			Per Regulation

	June 30,	December 31,	Minimum	Well
	2003	2002	Requirement	Capitalized (1)

Total capital to risk weighted assets	14.1%	12.2%	8.0%	10.0%
Tier 1 capital to risk weighted assets	13.2%	11.3%	4.0%	6.0%
Tier 1 capital to average assets	10.6%	8.7%	4.0%	5.0%

(1)	Represents amounts for the banking subsidiaries and not Sterling, as prompt corrective action provisions are not applicable to bank holding companies.

     The improvement in the capital ratios from December 31, 2002, are principally attributable to the $35,000,000 trust preferred securities, issued in June 2003, which qualifies for Tier 1 Capital treatment.

Liquidity

     Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of Sterling, are met. Sterling’s funds are available from a variety of sources, including assets that are readily convertible to cash (federal funds sold, short-term investments), securities portfolio, scheduled repayments of loans receivable, short-term borrowings capacity with a number of correspondent banks and the FHLB, and the ability to package residential mortgage loans originated for sale.

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

     Sterling manages liquidity by monitoring projected cash inflows and outflows on a daily basis. Sterling believes it has sufficient funding sources to maintain sufficient liquidity under varying degrees of business conditions.

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

     Equity market risk is not a significant risk to Sterling, as equity investments on a cost basis comprise less than 1% of corporate assets. Sterling does not have any exposure to foreign currency exchange risk or commodity price risk.

Interest Rate Risk

     Interest rate risk is the exposure to fluctuations in Sterling’s future earnings (earnings at risk) and value (value at risk) resulting from changes in interest rates. This exposure results from differences between the amounts of interest earning assets and interest bearing liabilities that reprice within a specified time period, as a result of scheduled maturities and repayment, contractual interest rate changes, or the exercise of explicit or embedded options.

     The primary objective of Sterling’s asset/liability management process is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent and appropriate yet is not essential to Sterling’s profitability. Thus the goal of interest rate risk management is to maintain a balance between risk and reward such that net interest income is maximized while risk is maintained at a tolerable level.

     Management endeavors to control the exposures to changes in interest rates by understanding, reviewing and making decisions based on its risk position. The corporate asset/liability committee is responsible for these decisions. Sterling primarily uses the securities portfolios and FHLB advances to manage its interest rate risk position. Additionally, pricing, promotion and product development activities are directed in an effort to emphasize the loan and deposit term or repricing characteristics that best meet current interest rate risk objectives. At present, the use of off-balance sheet instruments is not significant.

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

     The simulation analysis results are presented in Table 3a. These results indicate that at June 30, 2003, Sterling should expect net interest income to increase over the next twelve months by 3.6% assuming an immediate upward shift in market interest rates of 2.00% and to decrease by 4.6% if rates shifted downward, if applicable, in the same manner. Management believes it is unlikely that rates could fall 2.00%. This profile reflects an asset sensitive short-term rate risk position and is within the guidelines set by policy.

     At December 31, 2002, annual net interest income was expected to increase by 1.9%, in the upward scenario, and to decrease by 3.3% in the downward scenario. This risk position has changed from year-end to a more asset sensitive position primarily due to an increase in the volume of variable commercial loans and a decrease in the volume of time deposits maturing over the next twelve months.

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

     The net present value analysis results are presented in Table 3b. The results as of June 30, 2003 indicate that the net present value should increase 1.9% assuming an immediate upward shift in market interest rates of 2.00% and to decrease 4.2% if rates shifted downward, if applicable, in the same manner. Sterling’s risk position is within the guidelines set by policy.

     At December 31, 2002, the analysis indicated that the net present value should decrease 0.3% assuming an immediate upward shift in market interest rates of 2.00%, and to decrease 1.1%, if rates shifted downward in the same manner.

Table 3a			Table 3b
Net Interest Income Projections			Present Value of Equity
	% Change			% Change

Changes in	June 30,	December 31,	Changes in	June 30,	December 31,
Basis Points	2003	2002	Basis Points	2003	2002

-200	-4.6%	-3.3%	-200	-4.2%	-1.1%
-100	-1.7%	-1.1%	-100	-1.9%	-0.3%
0	0.0%	0.0%	0	0.0%	0.0%
+100	2.0%	1.0%	+100	1.4%	0.1%
+200	3.6%	1.9%	+200	1.9%	-0.3%

Item 4 – Internal Control Evaluation

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Sterling’s reports filed or submitted under the Securities and Exchange Act of 1934 (“the Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Sterling’s reports filed under the Exchange Act is accumulated and communicated to management, including Sterling’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     At the end of the period cover by this quarterly report, Sterling conducted an evaluation of the effectiveness of the design and operation of Sterling’s disclosure controls and procedures, as required by Rule 13a-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of Sterling’s management, including its Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Sterling’s controls and procedures are effective. There have been no changes in Sterling’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1 – Legal Proceedings

     As of June 30, 2003, there were no material pending legal proceedings, other than ordinary routine litigation incidental to business, to which Sterling or its subsidiaries are a party or of which any of their property is the subject.

Item 2 – Changes in Securities and Use of Proceeds

     Not applicable.

Item 3 – Defaults Upon Senior Securities

     Not applicable.

Item 4 – Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders of Sterling Financial Corporation was held on April 29, 2003.

     The following individuals were elected to Sterling Financial Corporation’s Board of Directors for a term of three years:

Nominee	Votes For	Votes Withheld

Michael A. Carenzo	12,429,484	105,293
J. Roger Moyer, Jr.	12,428,088	106,689
W. Garth Sprecher	12,102,332	432,445

     There are nine continuing directors whose terms of office will expire at the 2003 or 2004 annual meeting. They are as follows:

Richard H. Albright, Jr.	Bertram F. Elsner
Howard E. Groff, Jr.	Joan R. Henderson
Terrence L. Hormel	David E. Hosler
John E. Stefan	Glenn R. Walz

     The following proposal was approved at Sterling Financial Corporation’s Annual Meeting:

		Votes	Votes	Broker
	Votes For	Against	Abstained	Non-votes

Proposal to ratify the selection of Ernst & Young LLP as the corporation’s independent certified public auditors for the year ending December 31, 2003.	12,425,815	117,190	37,975	299,749

Item 5 – Other Information

     Not applicable

Item 6 – Exhibits and Reports on Form 8-K

(a)	Exhibits

21	Subsidiaries of the Registrant

31	Rule 13a-14(a)/15-d-14(a) Certifications

31.1 –	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 –	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications

32.1 –	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 –	Certification of CFO Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

                       During the quarter ended June 30, 2003, Sterling filed the following reports on Form 8-K.

Date of Report	Item	Description

April 22, 2003	9, 12	Press release announcing first quarter earnings.

April 29, 2003	5	2003 Annual Shareholders’ Meeting Slide Presentation.

May 27, 2003	5	Press release announcing stock repurchase plan and quarterly dividend.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING FINANCIAL CORPORATION

Date:	August 13, 2003	By:	/s/ J. Roger Moyer, Jr.

J. Roger Moyer, Jr. President and Chief Executive Officer

Date:	August 13, 2003	By:	/s/ J. Bradley Scovill

J. Bradley Scovill Senior Executive Vice President, Chief Financial Officer and Treasurer