Form 10-Q
period 2003-09-30
STERLING FINANCIAL CORP /PA/
filed 2003-11-13
CIK 811671

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One) [X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to ________

Commission file number 0-16276

STERLING FINANCIAL CORPORATION

(Exact name of registrant as specified in it charter)

Pennsylvania	23-2449551

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 North Pointe Boulevard Lancaster, Pennsylvania	17601-4133

(Address of principal executive offices)	(Zip Code)

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

Common Stock, $5.00 Par Value – 17,213,490 shares outstanding as of October 31, 2003.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Part I – Financial Information

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2003	2002

Dollars in thousands, except per share data	(unaudited)
Assets:
Cash and due from banks	$56,139	$82,208
Federal funds sold	13,093	25,131

Cash and cash equivalents	69,232	107,339
Interest-bearing deposits in banks	4,104	3,412
Short-term investments	6,807	11,200
Mortgage loans held for sale	31,452	16,784
Securities held-to-maturity (fair value 2003 - $38,872; 2002 - $38,368)	37,300	36,596
Securities available-for-sale	553,528	551,696
Loans, net of allowance for loan losses (2003 - $14,014; 2002 - $12,953)	1,443,669	1,283,075
Assets held for operating leases, net	61,759	63,291
Premises and equipment, net	36,421	35,212
Other real estate owned	451	207
Goodwill	18,294	18,360
Accrued interest receivable	10,964	11,770
Other assets	24,197	17,986

Total Assets	$2,298,178	$2,156,928

Liabilities:
Deposits:
Noninterest-bearing	$213,892	$208,119
Interest-bearing	1,528,666	1,494,183

Total deposits	1,742,558	1,702,302

Short-term borrowings	40,574	41,620
Long-term debt	206,633	155,478
Subordinated notes payable	56,702	20,619
Accrued interest payable	6,979	7,981
Other liabilities	38,032	32,095

Total Liabilities	2,091,478	1,960,095

Stockholders’ equity
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock - $5.00 par value, 70,000,000 shares authorized; issued 2003 - 16,941,241 shares; 2002 - 16,923,069 shares	84,706	84,615
Capital surplus	34,775	34,949
Retained earnings	75,792	63,521
Accumulated other comprehensive income	11,843	14,299
Treasury stock (2003 - 16,302 shares; 2002 - 22,500 shares)	(416)	(551)

Total Stockholders’ Equity	206,700	196,833

Total Liabilities and Stockholders’ Equity	$2,298,178	$2,156,928

The accompanying notes are an integral part of these consolidated financial statements.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in thousands, except per share data)	2003	2002	2003	2002

Interest and dividend income
Loans, including fees	$25,302	$24,034	$73,793	$69,572
Debt securities
Taxable	4,074	4,977	12,666	14,710
Tax-exempt	2,554	2,233	7,446	6,713
Dividends	156	116	459	384
Federal funds sold	40	275	187	630
Short-term investments	31	11	50	34

Total interest and dividend income	32,157	31,646	94,601	92,043

Interest expense
Deposits	6,990	9,557	22,661	29,324
Short-term borrowings	407	409	1,184	1,066
Long-term debt	2,005	2,164	5,705	6,008
Subordinated debt	751	293	1,300	606

Total interest expense	10,153	12,423	30,850	37,004

Net interest income	22,004	19,223	63,751	55,039
Provision for loan losses	872	218	2,816	1,018

Net interest income after provision for loan losses	21,132	19,005	60,935	54,021

Noninterest income
Income from fiduciary activities	1,274	969	3,496	3,072
Service charges on deposit accounts	1,475	1,415	4,276	4,107
Other service charges, commissions and fees	1,341	1,154	3,584	3,366
Mortgage banking income	1,044	369	2,773	1,832
Rental income on operating leases	6,496	6,480	19,350	19,232
Other	751	491	2,050	1,431
Securities gains (losses)	346	(89)	390	(480)

Total noninterest income	12,727	10,789	35,919	32,560

Noninterest expenses
Salaries and employee benefits	10,427	9,439	29,015	27,969
Net occupancy	1,209	1,054	3,672	3,060
Furniture and equipment	1,661	1,490	4,690	4,192
Professional services	724	599	2,349	2,158
Depreciation on operating lease assets	5,417	5,276	16,029	15,556
Other	4,336	3,348	12,678	11,184

Total noninterest expenses	23,774	21,206	68,433	64,119

Income before income taxes	10,085	8,588	28,421	22,462
Income tax expense	2,588	2,323	7,355	4,516

Net income	$7,497	$6,265	$21,066	$17,946

Per share information:
Basic earnings per share	$0.44	$0.37	$1.24	$1.08
Diluted earnings per share	0.44	0.37	1.23	1.07
Dividends declared	0.18	0.17	0.52	0.49

The accompanying notes are an integral part of these consolidated financial statements.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
	Shares				Other
	Common	Common	Capital	Retained	Comprehensive	Treasury
(Dollars in thousands)	Stock	Stock	Surplus	Earnings	Income (Loss)	Stock	Total

Balance, December 31, 2001	12,546,663	$62,733	$17,849	$66,823	$5,433	$(727)	$152,111
Comprehensive income:
Net income				17,946			17,946
Other comprehensive income:
Change in net unrealized gain (loss) on securities AFS, net of reclassification adjustment and tax effects					10,564		10,564
Change in unrealized loss on interest rate swap, net of reclassification adjustment and tax effects					(881)		(881)

Total comprehensive income							27,629

Common stock issued:
Acquisition of Equipment Finance, Inc.	954,452	4,772	16,226				20,998
Stock options	44,757	225	376				601
5-for-4 stock split effected in the form of a 25% common stock dividend	3,373,861	16,869		(16,901)			(32)
Issuance of treasury stock
Directors’ compensation plan (3,900)			33			65	98
Stock options (32,654 shares)			(109)			662	553
Compensation expense on modification of stock option awards			375				375
Cash dividends declared				(8,270)			(8,270)

Balance, September 30, 2002	16,919,733	$84,599	$34,750	$59,598	$15,116	$—	$194,063

Balance, December 31, 2002	16,923,069	$84,615	$34,949	$63,521	$14,299	$(551)	$196,833
Comprehensive income:
Net income				21,066			21,066
Other comprehensive income:
Change in net unrealized gain (loss) on securities AFS, net of reclassification adjustment and tax effects					(2,361)		(2,361)
Change in unrealized loss on interest rate swap, net of reclassification adjustment and tax effects					(95)		(95)

Total comprehensive income							18,610

Common stock issued:
Stock options exercised	17,947	90	210				300
Directors’ compensation plan	225	1	20				21
Issuance of treasury stock
Dividend Reinvestment Plan (29,548 shares)			(20)			720	700
Stock options exercised (59,905 shares)			(389)			1,356	967
Directors’ compensation plan (6,225 shares)			5			137	142
Purchases of treasury stock (89,500 shares)						(2,078)	(2,078)
Cash dividends declared				(8,795)			(8,795)

Balance, September 30, 2003	16,941,241	$84,706	$34,775	$75,792	$11,843	$(416)	$206,700

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2003	2002

Cash Flows from Operating Activities
Net Income	$21,066	$17,946
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,128	18,549
Accretion and amortization of investment securities	573	527
Provision for loan losses	2,816	1,018
(Gain) losses on sales of securities available-for-sale	(390)	480
Gain on sale of mortgage loans	(1,909)	(723)
Proceeds from sales of mortgage loans	211,872	107,308
Origination of mortgage loans held for sale	(224,631)	(101,582)
Change in operating assets and liabilities:
Decrease in accrued interest receivable	806	199
Increase in other assets	(6,145)	(3,957)
Decrease in accrued interest payable	(1,002)	(148)
Increase in other liabilities	7,034	2,270
Other	(67)	375

Net cash provided by operating activities	29,151	42,262

Cash Flows from Investing Activities
Net increase in interest-bearing deposits in other banks	(692)	(11,237)
Net (increase) decrease in short-term investments	4,393	(793)
Proceeds from sales of securities available-for-sale	141,116	14,155
Proceeds from maturities or calls of securities held-to-maturity	4,110	6,358
Proceeds from maturities or calls of securities available-for-sale	—	63,288
Purchases of securities held-to-maturity	(4,811)	(1,585)
Purchases of securities available-for-sale	(146,785)	(103,681)
Net loans and direct finance leases made to customers	(163,654)	(105,754)
Purchases of equipment acquired for operating leases, net	(14,497)	(18,212)
Purchases of premises and equipment	(4,361)	(5,284)
Proceeds from sale of premises and equipment	55	80
Net cash paid for business combination	—	(8,783)

Net cash used by investing activities	(185,126)	(171,448)

Cash Flows from Financing Activities
Net increase in deposits	40,256	151,402
Net decrease in short-term borrowings	(1,046)	(45,225)
Proceeds from issuance of long-term debt	75,038	50,250
Repayments of long-term debt	(23,883)	(9,594)
Proceeds from issuance of subordinated notes payable	36,083	20,619
Proceeds from issuance of common stock	321	589
Cash dividends	(8,632)	(8,008)
Cash paid in lieu of fractional shares	—	(31)
Purchase of treasury stock	(2,078)	—
Proceeds from issuance of treasury stock	1,809	661

Net cash provided by financing activities	117,868	160,663

Net change in cash and cash equivalents	(38,107)	31,477
Cash and cash equivalents:
Beginning of period	107,339	94,532

End of period	$69,232	$126,009

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

     Operating results for the three months and nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

     For further information, refer to the audited consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K, for the year ended December 31, 2002.

     The consolidated financial statements and footnotes thereto of Sterling Financial Corporation include the accounts of its wholly owned subsidiaries, Bank of Lancaster County, N.A., First National Bank of North East, Bank of Hanover and Trust Company, HOVB Investment Co., T&C Leasing, Inc., Pennbanks Insurance Company and Sterling Mortgage Services, Inc. (inactive). The consolidated financial statements also include Town & Country, LLC, Sterling Financial Trust Company, and Equipment Finance, LLC (EFI), all wholly owned subsidiaries of Bank of Lancaster County. All significant intercompany transactions are eliminated in consolidation.

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

     Earnings per common share for the three months and nine months ended September 30, 2003 and 2002 have been computed based on the following (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income available to stockholders	$7,497	$6,265	$21,066	$17,946

Average number of shares outstanding	16,928,836	16,885,539	16,916,523	16,599,683
Effect of dilutive stock options	194,468	188,833	161,759	136,495

Average number of shares outstanding used to calculate diluted earnings per share	17,123,304	17,074,372	17,078,282	16,736,178

Per share information:
Basic earnings per share	$0.44	$0.37	$1.24	$1.08
Diluted earnings per share	0.44	0.37	1.23	1.07

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

     The components of other comprehensive income and related tax effects are as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Unrealized holding gains (losses) on available-for-sale securities	$(13,407)	$8,719	$(3,328)	$15,774
Reclassification adjustment for securities (gains) losses in income	(346)	89	(390)	480
Unrealized gain (loss) on derivatives used in cash flow hedging relationships	559	(1,095)	80	(1,532)

Net unrealized gains (losses)	(13,194)	7,713	(3,638)	14,722
Income tax (expense) benefit	4,678	(2,611)	1,182	(5,039)

Net of tax amount	$(8,516)	$5,102	$(2,456)	$9,683

     The ending accumulated balances for each item included in accumulated other comprehensive income, net of related income taxes, were as follows:

	September 30,	December 31,
	2003	2002

Accumulated unrealized gains on securities available-for-sale	$13,016	$15,377
Accumulated unrealized losses on derivates used in cash flow hedging relationships	(1,173)	(1,078)

	$11,843	$14,299

     Reclassifications – Certain items in the 2002 consolidated financial statements have been reclassified to conform with the 2003 presentation format.

     New Accounting Standards - In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under certain specified guarantees. FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies.” In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability or equity security of the guaranteed party, which would include financial standby letters of credit. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this Interpretation, including, among others, guarantees related to commercial letters of credit and loan commitments. The disclosure requirements of FIN 45 require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The accounting recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Adoption of FIN 45 did not have a significant impact on Sterling’s financial condition or results of operations.

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

     Sterling had $62.288 million of standby letters of credit as of September 30, 2003. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.

     In April 2003, the FASB issued Statement No. 149, Amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement clarifies the definition of a derivative and incorporates certain decisions made by the Board as part of the Derivatives Implementation Group process. This statement is effective for contracts entered into or modified, and for hedging relationships designated after June 30, 2003 and should be applied prospectively. The provisions of the Statement that relate to implementation issues addressed by the Derivatives Implementation Group that have been effective should continue to be applied in accordance with their respective effective dates. Adoption of this standard did not have a significant impact on Sterling’s financial condition or results of operations.

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE are to be included in an entity’s consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, or the right to receive the expected residual returns of the entity if they occur.

     In early October 2003, the FASB issued FASB Staff Position FIN 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which defers the effective date until December 31, 2003 for calendar year-end companies for applying the provisions of FIN 46 for interests held in entities created or acquired before February 1, 2003, with partial early adoption permitted. During the third quarter of 2003, Sterling applied the provisions of FIN 46 to two wholly-owned special purpose subsidiary trusts, Sterling Financial Statutory Trust I and II that have issued preferred capital securities to third-party investors and to certain interests in investment partnerships. The application of FIN 46 resulted in the deconsolidation of the two wholly-owned subsidiary trusts. The assets and liabilities of the subsidiary trusts that were deconsolidated totaled $20.619 million and $36.083 million, respectively. As allowed by the transition provisions of FIN 46, Sterling restated all previous periods presented as if FIN 46 had been adopted as of the date of the establishment of the subsidiary trusts. There was no material impact to results of operations or liquidity as of and for the quarter ended September 30, 2003 and 2002 as a result of applying these provisions of FIN 46.

     Management continues to evaluate the applicability of FIN 46 on various other investments and interests, including low-income housing partnership interests, historic tax credit partnerships and restructured loans. Sterling does not anticipate the potential effects of applying FIN 46 to any of these investments or interests, if any, will have a material impact on financial condition, results of operations, or liquidity.

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

Note 2 – Business Combination

     On February 28, 2002, Sterling acquired 100 percent of the outstanding common shares of Equipment Finance, Inc. (EFI), a Lancaster-based commercial finance company. The results of EFI’s operations have been included in the consolidated financial statements since that date. EFI specializes in financing forestry and land clearing equipment through more than 150 equipment dealer locations ranging from Maine to Florida. As a result of the acquisition, EFI has provided product diversification and has enhanced Sterling’s earnings.

     The transaction was accounted for under the provisions of Statement No. 141, Business Combinations, which requires assets acquired and liabilities assumed to be recorded at their fair value on the date of the acquisition. The carrying amounts of the assets acquired and the liabilities assumed on February 28, 2002, approximated their fair value. The excess of the acquisition cost over the fair value of the net assets acquired has been recorded as goodwill. Goodwill recognized in this transaction was approximately $17.220 million, which was assigned to the commercial finance segment. Consistent with the provisions of Statement No. 142, Goodwill and Other Intangible Assets,

goodwill will not be amortized into net income over an estimated life but, rather, will be tested at least annually for impairment, based on the guidance provided in the statement.

     The aggregate purchase price was $30.500 million, including $9.502 million in cash and common stock valued at $20.998 million. The value of the 954,452 common shares issued was based on the closing price of Sterling common stock at the time the Agreement and Plan of Reorganization was executed.

Note 3 - Stock Compensation

     Sterling has an omnibus stock incentive plan, under which incentive and nonqualified stock options, stock appreciation rights, or restricted stock may be issued. To date, only incentive and nonqualified stock options have been issued under the plan. The options are granted periodically to key employees at a price not less than the fair value of the shares at the date of grant, and have a term of ten years. As of September 30, 2003, Sterling had approximately 772 thousand shares of common stock reserved for issuance under the stock incentive plans.

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

(Dollars in thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income:
As reported	$7,497	$6,265	$21,066	$17,946
Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(266)	(250)	(750)	(681)

Proforma	$7,231	$6,015	$20,316	$17,265

Basic earnings per share:
As reported	$0.44	$0.37	$1.24	$1.08
Proforma	0.43	0.36	1.20	1.04
Diluted earnings per share:
As reported	$0.44	$0.37	$1.23	$1.07
Proforma	0.42	0.35	1.19	1.03

     Compensation expense of $375 thousand was recorded in the third quarter of 2002 related to the fair value of stock options from former employees whose options were modified upon the change in employment status.

Note 4 – Segment Information

     Sterling has three reportable segments: 1) community banking and related services, 2) leasing operations and 3) commercial finance. The community-banking segment provides financial services to consumer, businesses, and governmental units in south central Pennsylvania and northern Maryland. These services include providing various types of loans to customers, accepting deposits, and other typical banking services. The leasing segment provides vehicle and equipment financing alternatives to businesses primarily located in south central Pennsylvania and northern Maryland, although assets are located throughout the United States. The commercial finance segment specializes in financing forestry and land-clearing equipment through more than 150 equipment dealer locations ranging from Maine to Florida. In addition to its reportable segments, Sterling has two additional segments, including trust/wealth management and insurance, that do not meet the thresholds for separate presentation.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the annual report on Form 10-K. Transactions between segments, principally loans, were at terms consistent with that which would be obtained from a third party.

     Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of the three and nine months ended September 30 is as follows (in thousands):

	Community
	Banking &
	Related		Commercial		Inter-Segment	Consolidated
	Services	Leasing	Finance	All Other	Eliminations	Totals

Three months ended September 30, 2003
Interest and dividend income	$26,995	$2,398	$5,074	$13	$(2,323)	$32,157
Interest expense	9,521	1,911	1,043	1	(2,323)	10,153
Provision for loan losses	607	265	—	—	—	872
Noninterest income	4,237	6,681	60	1,749	—	12,727
Noninterest expenses	15,205	6,523	588	1,458	—	23,774
Income before income taxes	5,899	380	3,503	303	—	10,085
Income tax expense (benefit)	1,087	154	1,227	120	—	2,588
Net income	4,812	226	2,276	183	—	7,497
Three months ended September 30, 2002
Interest and dividend income	28,113	1,839	3,603	8	(1,917)	31,646
Interest expense	11,561	1,888	889	2	(1,917)	12,423
Provision for loan losses	116	25	77	—	—	218
Noninterest income	2,733	6,685	38	1,333	—	10,789
Noninterest expenses	13,120	6,113	541	1,432	—	21,206
Income before income taxes	6,049	498	2,134	(93)	—	8,588
Income tax expense (benefit)	1,277	208	885	(47)	—	2,323
Net income	4,772	290	1,249	(46)	—	6,265
Nine months ended September 30, 2003
Interest and dividend income	80,506	6,558	13,921	40	(6,424)	94,601
Interest expense	28,828	5,461	2,980	5	(6,424)	30,850
Provision for loan losses	1,861	955	—	—	—	2,816
Noninterest income	11,130	20,033	192	4,564	—	35,919
Noninterest expenses	43,117	19,305	1,842	4,169	—	68,433
Income before income taxes	17,830	870	9,291	430	—	28,421
Income tax expense (benefit)	3,319	358	3,406	272	—	7,355
Net income	14,511	512	5,885	158	—	21,066
Assets	2,241,948	203,193	148,530	3,862	(299,355)	2,298,178
Nine months ended September 30, 2002
Interest and dividend income	83,490	5,504	7,944	25	(4,920)	92,043
Interest expense	34,625	5,598	1,699	2	(4,920)	37,004
Provision for loan losses	357	475	186	—	—	1,018
Noninterest income	8,561	19,855	82	4,062	—	32,560
Noninterest expenses	40,359	18,462	1,314	3,984	—	64,119
Income before income taxes	16,710	824	4,827	101	—	22,462
Income tax expense	3,218	(751)	2,024	25	—	4,516
Net income	13,492	1,575	2,803	76	—	17,946
Assets	2,060,662	162,998	113,604	3,524	(193,789)	2,146,999

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

     Sterling does not have a single external customer from whom it derives 10% or more of its revenue. As of September 30, 2003, $17.220 million of goodwill has been allocated to the commercial finance segment and $1.074 million has been allocated to the commercial banking segment.

Note 5 – Junior Subordinated Debentures Owed to Unconsolidated Subsidairy Trusts and Corporation-Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts Holding Solely Debentures of the Corporation

     Sterling Financial has two subsidiary trusts, Sterling Financial Statutory Trust I and Sterling Financial Statutory Trust II, of which 100% of the common equity is owned by Sterling. The trusts were formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the capital securities) to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of Sterling (the debentures). The debentures held by each trust are the sole assets of that trust. Distributions on the capital securities issued by each trust are payable semi-annually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. Sterling has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees. The debentures held by the Statutory Trust I and II capital trusts are first redeemable, in whole or in part, by the Corporation on March 26, 2007 and June 26, 2008, respectively.

     In the third quarter of 2003, as a result of applying the provisions of FIN 46, which represents new accounting guidance governing when an equity interest should be consolidated, Sterling was required to deconsolidate these subsidiary trusts from its financial statements. The deconsolidation of the net assets and results of operations of the trusts had virtually no impact on Sterling’s financial statements or liquidity position since Sterling continues to be obligated to repay the debentures held by the trusts and guarantees repayment of the capital securities issued by the trusts. The total debt obligation related to the trusts did increase however from $55.000 million to $56.702 million upon deconsolidation with the difference representing Sterling’s common ownership interest in the trusts.

     The debentures held by the trusts qualify as Tier 1 capital for Sterling under Federal Reserve Board guidelines. As a result of the issuance of FIN 46, the Federal Reserve Board is currently evaluating whether deconsolidation of the trusts will affect the qualification of the debentures as Tier 1 capital. If in the future it is determined that the debentures can no longer qualify as Tier 1 capital, the effect of such a change would not have a material impact on Sterling ‘s capital ratios.

Note 6 – Subsequent Events

     On October 15, 2003, Sterling acquired 100 percent of the outstanding common shares of Church Capital Management, Inc. and its affiliate, Bainbridge Securities Inc. Church Capital Management is a Securities and Exchange Commission (SEC) Registered Investment Advisor with assets under management of approximately $690 million. Bainbridge Securities is a National Association of Securities Dealers (NASD) securities broker/dealer offering a wide array of investment services.

     In connection with the completion of the acquisition of Church and Bainbridge, Sterling issued 287,998 shares of its common stock and paid $7.920 million. In addition, 192,002 shares of Sterling’s common stock and $5.280 million were placed in escrow, which will be released over the next five years based upon Church and Bainbridge reaching specified performance criteria and the settlement, if any, of outstanding litigation at the date of acquisition. Based on the closing price of Sterling’s common stock at the time the agreement was entered into, the 480,000 shares of common shares are valued at $12.192 million

     The transactions will be accounted for under the provisions of Statement No. 141, Business Combinations, and the purchase price will be allocated to its tangible and identifiable intangible assets, and the remainder will recorded as goodwill. Although the final valuation is not yet complete, it is expected that approximately $4.000 million will be allocated to tangible and identifiable intangible assets, and the remainder will be recorded as goodwill.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     In addition to providing historical information, the management of Sterling has made forward-looking statements in this Quarterly Report on Form 10-Q. These forward-looking statements may be subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of Sterling Financial Corporation and its wholly owned subsidiaries, or the combined company. When words such as “believes,” “expects,” “anticipates,” “may,” “could,” “should,” “estimates” or similar expressions occur in this quarterly report, management is making forward-looking statements.

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

     The most significant accounting policies followed by Sterling are presented in Note 1 to the annual consolidated financial statements in the Form 10-K. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses and the evaluation of goodwill impairment to be the accounting areas that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

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

     Sterling, in referring to its net income, is referring to income determined under generally accepted accounting principles, or “GAAP”.

RESULTS OF OPERATIONS

Three months ended September 30, 2003, compared to three months ended September 30, 2002

Overview

     Net income for the quarter ended September 30, 2003, was $7.497 million compared to $6.265 million in 2002, an increase of $1.232 million or 19.7%. Basic and diluted earnings per share increased by 18.9% to $0.44 for the third quarter of 2003, compared to $0.37 for the same quarter in 2002. These earnings resulted in a return on average assets of 1.32% compared to 1.19% for the same quarter in 2002. The return on average realized equity was 15.40% for the third quarter of 2003, versus 14.12% for the same period last year.

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

     The table below summarizes, on a fully taxable equivalent basis, net interest income, and net interest margin for the three months ended September 30, 2003, and 2002 (in thousands).

	Quarter Ended September 30,
	2003			2002

	Average		Annual	Average		Annual
	Balance	Interest	Rate	Balance	Interest	Rate

Assets:
Federal funds sold	$16,523	$40	0.95%	$64,266	$275	1.64%
Short-term investments	16,962	31	0.74%	5,817	11	0.78%
Securities:
U.S. Treasury	7,227	67	3.70%	15,888	195	4.88%
U.S. Government agencies	185,886	2,080	4.46%	169,297	2,277	5.38%
State and Municipal	232,124	4,172	7.19%	206,736	3,710	7.17%
Other	137,053	1,840	5.39%	173,887	2,347	5.42%

Total securities	562,290	8,159	5.80%	565,808	8,529	6.03%

Loans:
Commercial	780,085	12,032	6.02%	695,033	11,999	6.77%
Residential mortgage	101,573	1,770	6.97%	104,277	1,929	7.40%
Consumer	311,203	4,843	6.17%	283,380	5,309	7.43%
Leases	106,581	1,941	7.22%	90,923	1,839	8.02%
Finance receivables	147,042	4,990	13.57%	93,755	3,220	13.74%

Total loans	1,446,484	25,576	6.97%	1,267,368	24,296	7.59%

Total interest earning assets	2,042,259	33,806	6.55%	1,903,259	33,111	6.89%

Allowance for loan losses	(13,715)			(12,683)
Cash and due from banks	51,823			53,351
Non-interest earning assets	177,389			146,390

TOTAL ASSETS	$2,257,756			$2,090,317

Liabilities and Stockholders’ Equity:
Interest bearing liabilities:
Demand deposits	$571,995	$800	0.56%	$502,235	$1,295	1.02%
Savings deposits	209,296	280	0.53%	189,031	499	1.05%
Time deposits	738,684	5,910	3.17%	759,596	7,763	4.05%
Borrowed funds	282,314	3,163	4.38%	230,218	2,866	4.95%

Total interest-bearing liabilities	1,802,289	10,153	2.22%	1,681,080	12,423	2.93%

Demand deposits	209,308			187,116
Other liabilities	38,543			34,535
Stockholders’ equity	207,616			187,586

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,257,756			$2,090,317

Net interest rate spread			4.33%			3.96%
Net interest income (FTE) / average earning assets		23,653	4.59%		20,688	4.31%
Interest recovery on charged-off loan
Taxable-equivalent adjustment		(1,649)			(1,465)

Net interest income		$22,004			$19,223

     Net interest income, on a tax equivalent basis, totaled $23.653 million for the third quarter of 2003 compared to $20.688 million for the third quarter of 2002, an increase of $2.965 million or 14.3%. This increase reflects both a $139.000 million or 7.3% increase in the average balance of interest-earning assets as well as a 28 b.p. increase in net interest margin.

     The increase in interest-earning assets came primarily in the form of loans. In fact, the growth in loans exceeded the growth in earning assets, reflecting the funding of a portion of the loan growth with overnight fed funds over the past year. Strong growth in the commercial and consumer loan portfolios as well as finance receivables in EFI contributed to the increase in total loans.

     Funding for the growth in assets came from deposits, borrowings and shareholders’ equity. Strong growth in demand and savings deposits exceeded a decline in time deposits. Over the past year, Sterling has experienced a significant volume of maturing CDs at high interest rates. During that time, current CD rates were consciously held at market levels, which were significantly lower than the maturing rates. As such, there was a net decline in time deposits over the past year.

     During the third quarter of 2003, Sterling leveraged the proceeds of the trust preferred issued in the second quarter of 2003 by borrowing $75.038 million from the Federal Home Loan Bank and initiated the purchase of securities with these funds. These additional borrowed funds were offset by maturities of other FHLB borrowings and the continued paydowns of third-party borrowings that had been used to fund both finance receivables and operating leases.

     The increase in net interest margin from 2002 to 2003 continued a reversal of a declining trend over the previous three years. Driving this improvement was both the improving mix of earning assets in the balance sheet to higher yielding assets as well as the positive impact of generally declining interest rates. During the two and a half years from January 2001 to June of 2003, the Federal Reserve Bank lowered the federal funds rate thirteen times totaling 5.50%. This dramatic decrease in short-term interest rates has resulted in a significant decrease in the cost of funds for Sterling. The rate paid on interest bearing liabilities declined 71 b.p. from the third quarter of 2002 to 2003 resulting from:

•	the reduction of rates paid on deposit accounts;

•	the maturing of higher rate time deposits and borrowings;

•	deposit growth at low rates of interest; and less reliance on third-party borrowings to fund growth in both finance and operating leases, which tend to be more costly than average rates paid on deposits.

     At the same time, the rate earned on interest earning assets declined only 34 b.p. reflecting:

•	a general lag in the effect of rapidly declining rates on loan and securities portfolio yields due to the proportion of fixed rates of interest in these portfolios;

•	growth in loan portfolio, shifting the mix of earning assets. This growth also included the relatively higher margin finance receivables from EFI; and

•	immediate decrease in interest rates earned on federal funds sold, other short-term investments and variable rate loans and securities.

     During the second and third quarters of 2003, the downward repricing of assets has accelerated relative to the repricing of liabilities resulting in a diminishing benefit from the prolonged decline in interest rates. In addition, while the leveraging of trust preferred proceeds has incurred net interest income, it has reduced net interest margin.

Provision for Loan Losses

     The provision for loan losses was $872 thousand for the quarter ended September 30, 2003, an increase of $654 thousand from $218 thousand recorded in 2002. The provision reflects the amount deemed appropriate by management to provide an adequate allowance to meet the present risk characteristics of the loan portfolio. See further discussion in the allowance for loan losses discussion regarding the levels of nonperforming loans, potential problem loans and asset quality ratios and their impact on the provision for loan losses funding.

Noninterest Income

     Total noninterest income was $12.727 million for the three months ended September 30, 2003 compared to $10.789 million in 2002, an increase of 18.0%.

     Income from fiduciary activities was $1.274 million for the three months ended September 30, 2003, an increase of 31.5% over 2002 results of $969 thousand. The primary reason for the increase in revenues is due to significant improvement in the equity market. The Dow Jones Industrial Average closed 22.2% higher on September 30, 2003 at

9275 compared to 7592 at September 30, 2002. In addition to improvements in the equity market, a new fee structure was implemented, which led to additional revenue opportunities.

     Service charges on deposit accounts were $1.475 million for the quarter ended September 30, 2003, an increase of $60 thousand, or 4.2%, from $1.415 million in 2002. This increase in service charges is attributable to higher numbers of customer accounts, and the increased number of fee-based transactions that result from the higher volumes.

     Other service charges, commissions and fees for the quarter ended September 30, 2003 were $1.341 million, an increase of 16.2% from 2002 of $1.154 million. Commissions on mutual fund sales increased by approximately $129 thousand on a quarter-to-quarter comparison, and is the primary reason for the increase. As mentioned above, the equity market has improved during the third quarter of 2003, which has led consumers to increase their allocation of investment dollars back to the equity markets.

     Mortgage banking income totaled $1.044 million for the quarter ended September 30, 2003, an 183.0% increase from $369 thousand recorded in the third quarter of 2002. Sterling continues to experience strong mortgage loan volumes, which has resulted from the low interest rate cycle. These low interest rates have made new home purchases as well as mortgage refinancings attractive to consumers.

     Securities gains were $346 thousand for the three months ended September 30, 2003, versus securities losses of $89 thousand in 2002. The large fluctuation of $435 thousand was the result of impairment charges taken in 2002 and ongoing security portfolio and balance sheet management strategies. During the third quarter of 2002, Sterling recorded a $1.022 million other than temporary impairment charge on the financial institution equity portfolio, which had experienced significant market declines during 2002. Offsetting the 2002 impairment charges were $933 thousand in securities gains realized on the sale of debt and equity securities as part of ongoing asset liability management. During the third quarter of 2003, no other than temporary impairment charges were taken, as the financial sector has seen appreciation throughout 2003. Certain corporate debt securities were sold at gains of $346 thousand as part of ongoing asset liability portfolio management.

Noninterest Expenses

     Noninterest expenses totaled $23.774 million for the quarter ended September 30, 2003 compared to $21.206 million in 2002, an increase of 12.1%.

     The largest component of noninterest expense is salaries and employee benefits, which totaled $10.427 million for the third quarter of 2003, a $988 thousand, or 10.5%, increase over 2002. The increase in salaries and wages can be attributed to an expansion of Sterling’s market territory including 5 new office locations, as well as an expanded workforce required for the increase in transaction volumes, particularly in servicing mortgage loans. In addition, normal merit increases as well as higher incentive compensation related to growth in sales volumes and overall profitability have led to the increase in salaries and employee benefits.

     Net occupancy expense increased to $1.209 million for the quarter ended September 30, 2003, an increase of $155 thousand, or 14.7%, from the same period in 2002. The primary reason for the increase can be attributed to a larger branch network in 2003 that has resulted from Sterling’s expansion of its geographic footprint to new markets, and renovations made to existing branches.

     Furniture and equipment charges were $1.661 million in the third quarter of 2003, as compared to $1.490 million in 2002, or an 11.5% increase. The increase in furniture and equipment costs have resulted from enhancements made to products provided to customers, and the delivery channels available to them. In addition, certain equipment charges are based on transaction volumes, which have increased during 2003.

     Professional services increased from $599 thousand in the third quarter of 2002 to $724 thousand in the 2003, or a $125 thousand increase. The increase in professional service fees is the direct result of corporate expansion efforts as well as increased costs in audit and compliance fees associated with the compliance with the Sarbanes Oxley Act of 2002.

     Depreciation on operating lease assets increased from $5.276 million for the quarter ended September 30, 2002 to $5.417 million for the same period in 2003. Depreciation expense on leased property has increased to 83.4% of rental income on operating leases compared to 81.4% for the same period in 2002. The higher depreciation as a percent of rental income is the result of the 2003’s lower interest rate environment than that experienced in 2002. A correlation exists between interest rates, and the rental income charged to customers. In a lower rate environment, the rental income will decrease in order to be competitive with alternative financing sources (i.e. finance leases, commercial loans, etc.). Depreciation charges are more closely correlated to the unit’s cost, which is not impacted by interest rates.

     Other non-interest expense were $4.336 million for the three months ended September 30, 2003, compared to $3.348 million in 2002. Expenses in this category consist of marketing, advertising, promotions, taxes other than income, postage, lending related expenses and telephone expenses. The largest fluctuation noted was in lending related expenses, as mortgage origination volumes have increased the related expenses associated with this production. Additionally, a $200 thousand donation was made to Sterling Foundation in the third quarter of 2003 to be distributed to the not-for-profit organizations in our geographic footprint, with no similar donation made in the third quarter of 2002. The remaining increase in other non-interest expense is a function of Sterling’s overall growth, which results in higher expenses.

     Sterling’s efficiency ratio, excluding unusual items such as securities activities, restructuring charges, severance and other infrequent items, was 60.0% for the quarter ended September 30, 2003, which was a slight deterioration from 2002’s ratio of 59.2%. Several of Sterling’s new initiatives designed to increase long-term shareholder value, have had a negative impact on the efficiency ratio in the short-term.

Income Taxes

     The effective income tax rate decreased from 27.0% in the third quarter of 2002 to 25.7% in the third quarter of 2003. Equipment Finance, Sterling’s wholly owned commercial finance company, converted from a C-corporation to a single member LLC. This conversion has significantly reduced Equipment Finance’s state income tax expense, which has resulted in a reduction in Sterling’s effective income tax rate.

     For the quarter ended September 30, 2003, the primary difference between the effective tax rate and the 35% federal statutory tax rate is due to tax-exempt interest income, offset somewhat by state income taxes at the banking affiliates.

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

Overview

     Net income for the nine months ended September 30, 2003, was $21.066 million versus $17.946 million in 2002, an increase of $3.120 million, or 17.4%. Basic earnings per share increased by 14.8% to $1.24 per share, compared to $1.08 for the same period in 2002. Diluted earnings per share were $1.23 for 2003 and $1.07 for 2002. These earnings resulted in a return on average assets of 1.29% and return on average realized equity of 14.92% for the nine months ended September 30, 2003, versus 1.19 % and 14.32%, respectively, in the corresponding period of 2002.

Net Interest Income

     Net interest income, on a tax equivalent basis, totaled $68.574 million for the first nine months of 2003 compared to $59.050 million for the same period in 2002, an increase of $9.524 million or 16.1% (excluding the interest recovery on a charged-off loan recognized in the prior year). This increase reflects both a $135.910 million or 7.4 % increase in the average balance of interest-earning assets as well as a 35 b.p. increase in net interest margin.

     As noted for the third quarter results, the increase in interest-earning assets came primarily in the form of loans. Strong growth in the commercial loan portfolio and finance receivables in EFI principally contributed to this increase. Funding this growth in assets were increases in both deposits and borrowings. Since March 2002, Sterling has participated in two trust-preferred issuances raising $55 million. In addition, the corporation leveraged the proceeds of the trust preferred by borrowing $101 million from the Federal Home Loan Bank and initiated the purchase of securities with these funds. These additional borrowed funds were offset by maturities of other FHLB borrowings and the continued pay-downs of third-party borrowings to fund growth in both finance and operating leases.

     The rate paid on interest bearing liabilities declined 70 b.p. from the first nine months of 2002 to the same period for 2003 resulting from:

•	the reduction of rates paid on deposit accounts;

•	the maturation of higher rate time deposits and borrowings;

•	deposit growth at low rates of interest; and

•	less reliance on third-party borrowings to fund growth in both finance and operating leases, which tend to be more costly than average rates paid on deposits.

     At the same time, the rate earned on interest earning assets declined only 28 b.p. reflecting:

•	a general lag in the effect of rapidly declining rates on loan and securities portfolio yields due to the proportion of fixed rates of interest in these portfolios;

•	growth in loan portfolio, shifting the mix of earning assets, which included the relatively higher yielding margin finance receivables from EFI; and

•	immediate decrease in rates of interest earned on federal funds sold, other short-term investments and variable rate loans and securities.

     The table below summarizes, on a fully taxable equivalent basis, net interest income and net interest margin for the nine months ended September 30, 2003 and 2002 (in thousands).

	Nine Months Ended September 30,
	2003			2002

	Average		Annual	Average		Annual
	Balance	Interest	Rate	Balance	Interest	Rate

Assets:
Federal funds sold	$21,735	$187	1.13%	$50,304	$630	1.65%
Short-term investments	10,041	50	0.67%	5,359	34	0.86%
Securities:
U.S. Treasury	9,397	302	4.31%	15,703	611	5.20%
U.S. Government agencies	174,716	6,188	4.72%	156,231	6,557	5.60%
State and Municipal	224,799	12,223	7.25%	202,842	11,161	7.34%
Other	142,915	5,866	5.48%	169,850	7,092	5.54%

Total securities	551,827	24,579	5.94%	544,626	25,421	6.22%

Loans:
Commercial	747,163	35,383	6.23%	675,656	35,079	6.83%
Residential mortgage	101,386	5,535	7.28%	110,329	6,247	7.55%
Consumer	300,743	14,660	6.52%	283,011	16,044	7.58%
Leases	97,527	5,539	7.59%	88,536	5,504	8.31%
Finance receivables	133,224	13,491	13.50%	69,915	7,095	13.53%

Total loans	1,380,043	74,608	7.17%	1,227,447	69,969	7.58%

Total interest earning assets	1,963,646	99,424	6.72%	1,827,736	96,054	7.00%

Allowance for loan losses	(13,495)			(12,338)
Cash and due from banks	52,489			50,614
Non-interest earning assets	175,750			140,238

TOTAL ASSETS	$2,178,390			$2,006,250

Liabilities and Stockholders’ Equity:
Interest bearing liabilities:
Demand deposits	551,775	2,650	0.64%	483,516	3,881	1.07%
Savings deposits	203,734	978	0.64%	186,115	1,544	1.11%
Time deposits	749,698	19,033	3.39%	736,216	23,899	4.34%
Borrowed funds	229,012	8,189	4.73%	206,174	7,680	4.98%

Total interest-bearing liabilities	1,734,219	30,850	2.37%	1,612,021	37,004	3.07%

Demand deposits	200,982			183,145
Other liabilities	38,812			34,160
Stockholders’ equity	204,376			176,924

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,178,389			$2,006,250

Net interest rate spread			4.35%			3.93%
Net interest income (FTE) / average earning assets		68,574	4.63%		59,050	4.28%
Interest recovery on charged-off loan		—			419

		68,574			59,469
Taxable-equivalent adjustment		(4,823)			(4,430)

Net interest income		$63,751			$55,039

Provision for Loan Losses

     The provision for loan losses was $2.816 million for the nine months ended September 30, 2003, compared to $1.018 million for the nine months ended September 30, 2002, an increase of $1.798 million. The provision for loan losses is based upon the quarterly review of the loan portfolio and reflects the amount deemed appropriate by management to provide an adequate reserve to meet the present risk characteristics of the loan portfolio. See further discussion in the allowance for loan losses discussion regarding the levels of nonperforming loans, potential problem loans and asset quality ratios and their impact on the provision for loan losses funding.

Noninterest Income

     Total noninterest income totaled $35.919 million for the nine months ended September 30, 2003, reflecting an increase of $3.359 million from $32.560 million reported in 2002.

     Income from fiduciary activities was $3.496 million for the nine months ended September 30, 2003, an increase of 13.8% from $3.072 million recorded in 2002. The increase in fiduciary activity income can be attributed to significant improvement in the equity market, which positively impacts revenues calculated on asset values. In addition to improvements in the equity market, a new fee structure was implemented, which led to additional revenue opportunities.

     Service charges on deposit accounts were $4.276 million for the nine months ended September 30, 2003, an increase of $169 thousand, or 4.1%, from $4.107 million in 2002. This increase in service charges is attributable to higher numbers of customer accounts, and the increased number of fee-based transactions that result from the higher volumes.

     Other service charges, commissions and fees for the nine months ended September 30, 2003 were $3.584 million, an increase of 6.5% from 2002 of $3.366 million. Commissions on mutual fund sales increased by approximately $90 thousand, as consumers increased their allocation of investment dollars back to the equity markets. In addition, other types of commissions and fees have increased consistent with higher volumes of transactions.

     Mortgage banking revenue totaled $2.773 million for the nine months ended September 30, 2003, a 51.4% increase from $1.832 million recorded in 2002. Sterling continues to experience strong mortgage loan volumes, which has resulted from the low interest rate cycle. These low interest rates have made new home purchases as well as mortgage refinancings attractive to consumers.

     Securities gains were $390 thousand for the nine months ended September 30, 2003, versus securities losses of $480 thousand in 2002. During 2002, Sterling recorded other than temporary impairment charges on its financial institution equity portfolio totaling $1.022 million as well as bonds in the telecommunications industry totaling $541 thousand. Offsetting these impairment charges were $1.083 million in net securities gains realized on the sale of available-for-sale debt and equity securities as part of ongoing asset liability management. In contrast, during 2003, other than temporary impairment charges have been limited to $129 thousand on the equity portfolio, and gains of $519 thousand have been taken as part of ongoing asset liability portfolio management.

Noninterest Expenses

     Noninterest expenses totaled $68.433 million for the nine months ended September 30, 2003 compared to $64.119 million in 2002, an increase of 6.7%.

     The largest component of noninterest expense is salaries and employee benefits, which was $29.015 million for the nine months ended September 30, 2003. This represents a modest 3.7% increase over 2002’s balance of $27.969 million. In order to better understand the changes in this expense category, infrequent charges of $1.785 million should be excluded from the prior year total of $27.969 million The infrequent charges consist of $1.140 million in severance packages, $270 thousand in the termination of the qualified non-contributory pension plan, and $375 thousand in compensation expense related to the modification of terms on stock options granted to severed employees. Excluding these infrequent charges, the increase in salaries and employee benefits for the nine months ended September 30, 2003 is $2.831 million, or 10.8%. The increase was attributable to the following:

•	Increased number of employees, the result of branch expansion and additions to staff required to continue to serve our customers in light of the increased transaction volumes;

•	A full nine months of EFI salaries and benefits compared to seven months in 2002;

•	Normal merit increases to existing employees; and

•	Higher incentive accruals that have resulted from 2003 performance levels exceeding that achieved in 2002.

     Net occupancy expense increased to $3.672 million for the nine months ended September 30, 2003, an increase of $612 thousand, or 20.0%, over 2002’s results. The primary reason for the increase can be attributed to a larger branch network in 2003 that has resulted from Sterling’s expansion of its geographic footprint into new markets, and renovations made to existing branches. In addition, the current year’s results were negatively impacted by snow removal costs, which exceeded the prior year by $185 thousand.

     Furniture and equipment charges were $4.690 million for the nine months ended September 30, 2003, as compared to $4.192 million in 2002, or an 11.9% increase. The increase in furniture and equipment costs have resulted from enhancements made to products provided to customers, and the delivery channels available to them. In addition, certain equipment charges are based on transaction volumes, which have increased during 2003.

     Depreciation on operating lease assets increased from $15.556 million for the nine months ended September 30, 2002 to $16.029 million for the same period in 2003. Depreciation expense on leased property has increased to 82.8% of rental income on operating leases compared to 80.9% for the same period in 2002. The higher depreciation as a percent of rental income is the result of the 2003’s lower interest rate environment than that experienced in 2002. A correlation exists between interest rates, and the rental income charged to customers. In a lower rate environment, the rental income will decrease in order to be competitive with alternative financing sources (i.e. finance leases, commercial loans, etc.). Depreciation charges are more closely correlated to the unit’s cost, which is not impacted as much by interest rates, but rather inflation.

     Other non-interest expense were $12.678 million for the nine months ended September 30, 2003, compared to $11.184 million in 2002. Expenses in this category consist of marketing, advertising, promotions, taxes other than income, postage, lending related expenses and telephone expenses. The largest fluctuation noted was in lending related expenses, as mortgage origination volumes have increased the related expenses associated with this production. Additionally, marketing and advertising expenditures have increased, as Sterling enters new geographic markets and tries to capitalize on the market disruption that has occurred resulting from larger bank mergers. The remaining increase in other non-interest expense is a function of Sterling’s overall growth, which results in higher expenses.

     Sterling’s efficiency ratio, excluding unusual items such as securities activities, restructuring charges, severance and other infrequent items, was 59.6% for the nine months ended September 30, 2003, which was an improvement on 2002’s ratio of 60.7%. The improvement in the net interest margin combined with strong banking revenues have contributed to the improvement in this ratio.

Income Taxes

     The effective income tax rate increased from 20.1% in 2002 to 25.9% in 2003. Contributing to the lower effective tax rate in 2002 was an approximate $1.200 million state tax benefit that Town & Country Leasing, a non-bank affiliate of Sterling, realized upon the conversion from a C-Corporation to a single member LLC. In 2003, a second non-bank affiliate, Equipment Finance, converted from a C-corporation to a single member LLC. As a result of these single member LLC conversions, Sterling was has been able to reduce its state income tax expense.

     For the nine months ended September 30, 2003, the primary difference between the effective tax rate and the 35% federal statutory tax rate is due to tax-exempt interest income; offset somewhat by state income taxes at the banking affiliates.

FINANCIAL CONDITION

     Total assets at September 30, 2003, amounted to $2.298 billion compared to $2.157 billion at December 31, 2002. This represents an increase of $141.250 million or 6.5% over that period of time.

Securities

     As of September 30, 2003, securities totaled $590.828 million which is consistent with the December 31, 2002 balance of $588.292 million. Sterling utilizes investment securities to generate interest and dividend income, assist in managing interest rate risk, and to provide liquidity to the parent company and affiliates. During the first six months of 2003, Sterling experienced a decline in its securities portfolio, as it was able to reinvest maturing securities in higher yielding loan assets. During the third quarter of 2003, Sterling entered into a leveraging strategy, in which it borrowed $75.038 million from the Federal Home Loan Bank and invested these funds principally in U.S. Government Sponsored Agency and municipal securities.

     Sterling’s securities portfolio includes debt and equity instruments that are subject to varying degrees of credit and market risk. These risks arise from general market conditions, factors impacting specific industries, as well as corporate news that may impact specific issues. Management continuously monitors its debt securities, including routine updating of credit ratings, monitoring market, industry and corporate news, as well as volatility in market prices. Sterling uses various indicators in determining whether a debt security is other-than-temporarily-impaired, including credit ratings and whether it is probable that the contractual interest and principal will not be collected in full. As of September 30, 2003, there were no holdings below investment grade.

     In addition to its debt securities, Sterling also maintains an equity security portfolio, comprised of the following (in thousands):

	September 30,		December 31,
	2003		2002

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Government agency	$11,882	$11,882	$7,882	$7,882
Government sponsored enterprise	2	3,551	2	3,196
Community banks	2,010	2,522	1,712	1,938
Large cap financial services companies	6,895	7,882	6,715	6,741

	$20,789	$25,837	$16,311	$19,757

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

     As a result of market conditions, particularly in the large cap financial services sector, Sterling has taken $1.289 million in other-than-temporary impairment charges during the past two years, which is reflected in the carrying value above. Quarterly, management evaluates the equity portfolio and various indicators to determine whether a security is other-than-temporarily impaired, including whether the market value is below its carrying value for an extended period of time, generally defined as six months or greater. For the quarter and nine months ended September 30, 2003, $0 and $129 thousand in other than temporary charges were recorded on the equity portfolio.

Loans

     The following table sets forth the composition of Sterling’s loan portfolio, at September 30, 2003 and December 31, 2002 (in thousands):

	September 30,	December 31,
	2003	2002

Commercial and agricultural	$313,755	$284,462
Commercial real estate	431,105	399,818
Financial	29,130	4,700
Real estate construction	20,296	19,504
Consumer	310,158	284,016
Real estate mortgage	85,968	102,891
Finance receivables, net of unearned income (2003 - $20,705; 2002 - $14,948)	156,141	115,200
Lease financing receivables, net of unearned income (2003 -$14,422; 2002 - $11,852)	111,130	85,437

Total	$1,457,683	$1,296,028

     During the nine months from December 31, 2002 to September 30, 2003, loans outstanding have increased $161.655 million, or 12.5%. Sterling experienced growth in every loan category except real estate mortgage, which is attributed to the following factors:

•	Commercial and agricultural loans have increased $29.293 million, or 10.3%, since December 31, 2002. Sterling has experienced increased business loan demand during 2003, as customers capitalize on the low interest rate environment to fund their capital expenditures. Growth has also come from Sterling’s newer markets, including Berks County, Pennsylvania, and Carroll County, Maryland. Sterling expects to see continued growth in these two new markets, as it expands its geographic footprint.

•	Commercial real estate loans have increased $31.287 million, or 7.8% from December 31, 2002 to September 30, 2003. The low interest environment, entrance to the new markets, and increased emphasis on commercial real estate lending has generated additional real estate lending opportunities.

•	Loans to financial institutions were $29.130 million at September 30, 2003, a $24.430 million increase over December 31, 2002. This is a direct result of Correspondent Services Group, a division started in the latter half of 2002 to serve the needs of financial institutions in the Mid-Atlantic region.

•	Consumer loans have also benefited from the low interest rate environment and led to a $26.142 million increase in this category. Customers are using home equity loans to make improvements to their homes, buy new vehicles, and making other discretionary purchases. In addition, Sterling has been utilizing advertising campaigns in target markets to increase its retail relationships.

•	Despite the historic lows in mortgage rates and resulting origination volume. Sterling’s real estate mortgage loan balance has decreased by 16.5% from December 31, 2002 to September 30, 2003. As a result of the low interest rate environment, Sterling has experienced higher levels of early payoffs, as customers are refinancing at lower interest rates. Management has allowed runoff to occur in the mortgage loan portfolio from an asset management standpoint, rather than hold low interest rate mortgages in portfolio.

•	Finance receivables have increased from $115.200 million at December 31, 2002 to $156.141 million at September 30, 2003, and lease financing receivables have grown $40.941 million in this period. This growth is the result of Sterling’s two specialty lending subsidiaries, Equipment Finance and Town & Country Leasing, which have generated a significant amount of new business.

•	A primary reason for Equipment Finance’s decision to be acquired by Sterling, was the funding that Sterling could provide in order to increase its market share. Since Sterling’s acquisition in February 2002, Equipment Finance has been able to capture new business and increase its finance receivables outstanding.

•	Town & Country has also generated growth in its lease financings, as additions to the sales force have led to new business opportunities, and similar to the growth in commercial loans, customers have made capital expenditures to benefit from the low interest rate environment. A portion of the growth experienced in lease financing receivables is the result of certain customers, who in the past would prefer an operating lease, now favoring finance leases to capitalize on bonus accelerated tax depreciation. As a result, Town & Country has experienced a decline in its operating lease balances on personal property.

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

     The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans as of September 30, 2003 and December 31, 2002 (in thousands):

	September 30,	December 31,
	2003	2002

Nonaccrual loans	$2,824	$10,643
Accruing loans, past due 90 days or more	973	545
Restructured loans	—	521

Total non-performing loans	3,797	11,709
Foreclosed assets	1,150	293

Total non-performing assets	4,947	$12,002

Non-performing loans to total loans	0.26%	0.90%
Non-performing assets to total assets	0.22%	0.48%
Allowance for loan losses to non-performing loans	369%	111%

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

     During 2003, several favorable developments occurred, which contributed to the $7.819 million reduction in nonaccrual loans. These developments were as follows:

•	An agreement was reached with two large commercial relationships that were classified as non-accrual loans at December 31, 2002, which resulted in the liquidation of business assets, foreclosure by Sterling on certain remaining assets, and the charge-off of the remaining principal balance. As a result of these agreements, $3.050 million was transferred from loans to foreclosed assets, $900 thousand in business assets were liquidated by the borrower and used to reduce outstanding loan balances, and $620 thousand was charged off on these loans. Subsequent to foreclosure, $2.500 million in real estate foreclosed in 2003 was sold to a third party with external financing sources. The settlement of this transaction resulted in a minor gain on sale of real estate.

•	Two large commercial relationships in nonaccrual status had substantial principal payments during the year, including a $1.500 million relationship that was paid off in its entirety, and a reduction of $600 thousand in nonaccrual loans on a second relationship.

     Potential problem loans are defined as performing loans, which have characteristics that cause management to have serious doubts as to the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as nonperforming loans in the future. Total potential problem loans were approximately $8.2 million at September 30, 2003 as compared to $1.2 million at December 31, 2002. The increase since year end is primarily the result of one commercial relationship, which continues to perform in accordance with terms of its loan agreement, despite the negative cash flow of the borrower. As a result, Sterling is monitoring this relationship on an ongoing basis to mitigate its risk of loss. Additionally, outstanding credit commitments of approximately $2.900 million could result in potential problem loans, if drawn upon. The majority of these loans are secured by assets with acceptable loan-to-value ratios.

     The rollforward of the allowance for loan losses for the nine months ended September 30, 2003 and 2002 were as follows (in thousands):

	2003	2002

Balance at January 1	$12,953	$11,071
Allowance acquired in acquisition	—	837
Provision for loan losses charged to income	2,816	1,018
Loans charged-off	(2,418)	(1,391)
Recoveries of loans previously charged off	663	973

Balance at September 30	$14,014	$12,508

Net charge-offs to average loans outstanding:
Community banking segment	0.16%	0.02%
Leasing segment	0.47%	0.35%
Commercial finance segment	0.02%	0.10%
Total	0.17%	0.05%

     The allowance for loan losses totals $14.014 million at September 30, 2003, an increase of $1.061 million since December 31, 2002. The allowance represents 0.96% of loans outstanding at September 30, 2003 as compared to 1.00% at December 31, 2002.

     Despite the improvements in non-performing assets since year-end, Sterling increased its provision for loan losses to $2.816 million in 2003, as compared to $1.018 million in 2002. The increase in the provision is consistent with the increase in net charge-offs during the period, combined with the growth in the loan portfolio and the increase in potential problem loans. Certain qualitative factors have also led to the increased provision for loan losses, including our customer base, in which we have observed cash flows being negatively impacted by the national and local economic conditions, Sterling’s entry into new geographic markets resulting in the employment of new relationship managers, as well as turnover of experienced relationship managers.

Assets Held for Operating Leases

     After several years of showing steady growth, Sterling’s assets held for operating leases portfolio experienced a decline in the first nine months of 2003. Assets held for operating leases were $61.759 million at September 30, 2003, compared to $63.291 million at December 31, 2002, a 2.4% decrease. The decrease can be attributed to economic conditions, in which the low interest rate environment and bonus tax depreciation on personal property has resulted in a greater willingness of customers to enter into finance leases, or more traditional commercial lending arrangements.

Deposits

     Sterling continues to rely heavily on deposit growth as a primary source of funds for lending activities. Total deposits at September 30, 2003 were $1.742 billion, compared to $1.702 billion at December 31, 2002, an increase of 2.4%. Sterling has experienced growth in its demand deposit and savings accounts, with minor growth in its certificate of deposit balances.

     During the past two years, the banking industry has seen customers migrate their investment funds from the equity market, to safer and more liquid investments. Banks have benefited from this shift in consumer preference and have been able to grow their deposit base. With the recent improvement in the equity market, management anticipates it will not be able to continue to generate the deposit growth it has seen in the past two years, as some investors will migrate back to the equity market. Sterling will continue to explore new products to meet the needs of its customers in order to grow its deposit balances.

Short-Term Borrowings

     Short-term borrowings consist primarily of securities sold under agreements to repurchase, U.S. Treasury demand notes, and borrowings from third-party financial institutions. Short-term borrowings totaled $40.574 million at September 30, 2003, compared to $41.620 million at December 31, 2002.

Long-Term Debt

     Long-term debt totaled $206.633 million at September 30, 2003, an increase of $51.155 million over December 31, 2002’s balance of $155.478 million.

     In the third quarter of 2003, Sterling entered into a leveraging strategy, in which it borrowed $75.038 million from the Federal Home Loan Bank of Pittsburgh, and invested the proceeds in U.S. Agency and tax-free securities. The incremental borrowings have a weighted average rate of 2.46%, and weighted average maturity of 39 months.

     Prior to the leveraging strategy, Sterling was paying off scheduled maturities of long-term debt with funding obtained from deposit growth. This reduction in third party borrowings offset the incremental borrowings that resulted from the leveraging strategy.

Subordinated Notes Payable

     In the third quarter of 2003, Sterling deconsolidated its investment in Sterling Financial Statutory Trusts I and II in accordance with the provisions of FIN 46. As permitted by the provisions of FIN 46, the December 31, 2002 balance sheet was restated as well for consistent presentation.

     Sterling Financial Statutory Trusts I and II are special purpose subsidiary trusts that issued trust preferred capital securities. The proceeds from the trust preferred securities were invested in junior subordinated deferrable interest debentures of Sterling, at terms consistent with the trust preferred capital securities.

     Prior to third quarter, Sterling presented “company obligated mandatorily redeemable preferred securities of a subsidiary trust” on its balance sheet, which was the trust preferred securities being consolidated in Sterling’s balance sheet. With the adoption of FIN 46, the subsidiary trusts are no longer consolidated, and as a result, the balance sheet now presents junior subordinated debt on its balance sheet.

     In June 2003, Sterling entered into a $36.083 million junior subordinated note payable with Sterling Financial Statutory Trust II, at a fixed interest rate of 5.55%. This debenture was in addition to Sterling’s first junior subordinated debt with Sterling Financial Statutory Trust I, at a variable interest rate of 3-month LIBOR plus 360 basis points. The proceeds of the $36.083 million junior subordinated notes were used to fund internal growth and other corporate matters, including the funding of the cash portions of the Church Capital Management and Bainbridge Securities acquisitions.

Derivative Financial Instruments

     Sterling is a party to derivative instruments in the normal course of business to reduce its own exposure to fluctuations in interest rates and to meet the financing needs of its customers.

Asset liability management

     Sterling uses derivative instruments to assist in asset liability management to reduce its exposure in earnings volatility caused by fluctuations in interest rates. Interest rate swaps are used to hedge cash flow variability related to floating rate liabilities, through the use of pay-fixed instruments. Gains and losses on derivative instruments reclassified from accumulated other comprehensive income to current-period earnings are included in the line item in which the hedged cash flows are recorded. At December 31, 2002, other comprehensive income included a deferred after-tax loss of $1.078 million consisting of a loss on pay-fixed interest rate swap used to hedge future cash flows on floating rate liabilities. A portion of the amount in other comprehensive income is reclassified from other comprehensive income to interest expense as net settlements occur. For the quarter and nine months ended September 30, 2003, Sterling recognized interest expense of $239 thousand and $680 thousand related to interest rate swaps accounted for as cash flow hedges, versus $197 thousand and $320 thousand for the quarter and nine months ended September 30, 2002. At September 30, 2003, the notional amount of the interest rate swap was $25.000 million, and had a negative gross carrying value of $1.795 million. The interest rate swap matures in 2006.

     Interest rate options, which include caps, are contracts that transfer, modify, or reduce interest rate risk in exchange for the payment of a premium when the contract is initiated. A premium is paid for the right, but not the obligation, to buy or sell a financial instrument at predetermined terms in the future. At September 30, 2003, the notional amount of an interest rate cap purchased was $5.000 million, and its carrying value was reduced to zero.

     In May 2003, Sterling entered into two equity put options as fair value hedges to protect the company from risk that the fair value of its SLM Corporation stock might be adversely impacted by changes in market price. The two equity put options each cover 30 thousand shares of SLM’s stock, one with a valuation date in May 2004 and the second with a valuation date of May 2006. If, at the valuation date, the stock price is below the reference price (1-year - $31.93; 3-year - $33.81), the counter-party will pay the difference between the stock’s price on the valuation date and its reference price to Sterling. Sterling paid $258 thousand for these put options, and as of September 30, 2003 their fair value was $143 thousand. The difference was charged to other noninterest expense and totaled $48 thousand and $115 thousand for the quarter and nine months ended September 30, 2003. At September 30, 2003, the trading price of the SLM Corporation stock was $38.96.

Customer Related

     In the third quarter of 2003, Sterling entered into interest rate contracts; including interest rate caps and interest rate swap agreements to facilitate customer transactions in order to meet their financing needs. A summary of the customer related interest rate contracts at September 30, 2003 is as follows (in thousands):

	Notional	Carrying
	Amount	Value

Interest rate swap agreements (pay fixed/receiving floating)	$7,000	$(144)
Interest rate swap agreements (pay floating/received fixed)	7,000	144
Interest rate caps written	6,000	(29)
Interest rate caps purchased	6,000	29

     The interest rate contract portfolio is actively managed and hedged with offsetting contracts, with identical terms, with counterparties. Changes in the estimated fair value of customer related contracts and related interest settlements, net of the offsetting counterparty contracts, are recorded in noninterest income. Through September 30, 2003, net fees of $25 thousand are included in other noninterest income.

     Sterling believes it has reduced market risk on its customer related derivative contracts, through offsetting contractual relationships with counterparties. However, if a customer or counterparty fails to perform, credit risk is equal to the extent of the fair value gain in a derivative. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes Sterling, and results in credit risk to Sterling. When the fair value of a credit risk is negative, Sterling owes the customer or counterparty, and therefore, has no credit risk. Sterling minimizes the credit risk in derivative instruments by including derivative credit risk in its credit underwriting procedures, and by entering into transactions with high-quality counterparties that are reviewed periodically by Sterling’s treasury function.

Capital

     The management of capital in a regulated financial services industry must properly balance return on equity to stockholders while maintaining sufficient capital levels and related risk-based capital ratios to satisfy regulatory requirements. Additionally, capital management must also consider acquisition opportunities that may exist, and the resulting accounting treatment.

     Sterling’s capital management strategies have been developed to provide attractive rates of returns to stockholders, while maintaining its “well-capitalized” position at each of the banking subsidiaries.

     One capital management strategy that Sterling has employed is the use of trust preferred capital securities through its wholly owned special purpose subsidiary trusts, Sterling Financial Statutory Trust I and II. The proceeds from the preferred securities were invested in junior subordinated deferrable interest debentures of Sterling, at terms consistent with the trust preferred capital securities. Sterling’s treatment of the preferred capital securities is consistent with long-term debt, and the related dividends being presented as interest expense. Sterling’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by Sterling of the Statutory Trusts’ obligations under the preferred capital securities. As of this writing, the preferred capital securities qualify for Tier 1 capital treatment for Sterling.

     FIN 46 has been the subject of much debate among accounting professionals, regulators, Financial Accounting Standards Board and the SEC staff. While the primary intention of FIN 46 was to require consolidation of certain “off balance sheet” special purpose affiliates for generally accepted accounting principles, one consequence is to require deconsolidation of trust subsidiaries used for purposes of issuing Trust Preferred Securities. This deconsolidation could jeopardize Tier 1 capital treatment of the trust preferred securities in regulatory capital calculations, when final clarification of the guidance is issued. In June 2003, the Board of Governors of the Federal Reserve has issued interim guidance, which instructs institutions with trust preferred securities to continue reporting in their Tier 1 capital for regulatory purposes.

     Sterling has $55.000 million in trust preferred securities as of September 30, 2003, which has been included as Tier 1 capital in its regulatory capital calculations. In the event of an unfavorable outcome, which would prohibit inclusion of the trust preferred securities as Tier 1 capital in the future, Sterling’s Tier 1 ratio would be negatively impacted. However, Sterling expects its Tier 1 and total capital ratios will remain above the well-capitalized thresholds.

     Earnings retention is a primary source of additional capital to Sterling, which represents net income less dividends declared. For the first nine months of 2003, Sterling retained $12.271 million, or 58.2%, of its net income. Offsetting this increase in stockholders’ equity was a decrease of $2.456 million in other comprehensive income, which related to net unrealized losses on securities available-for-sale and on an interest rate swap.

     During the second quarter of 2003, Sterling announced that its Board of Directors authorized a plan to purchase, in open market and privately negotiated transactions, up to 800,000 shares of its outstanding common stock. This newly approved repurchase plan, when combined with 34,154 shares of remaining to be purchased under Sterling’s repurchase plan announced in February 2001, represents approximately 4.9% of the outstanding shares of Sterling’s common stock. Through September 30, 2003, 25 thousand shares have been repurchased under this program at an average price of $24.90.

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

     Quantitative measures established by regulation to ensure capital adequacy require Sterling and its banking subsidiaries to maintain minimum amounts and ratios of Total and Tier 1 capital to average assets. Management believes, as of September 30, 2003, and December 31, 2002, that Sterling and the subsidiary banks met all minimum capital adequacy requirements to which they are subject and are categorized as “well capitalized”.

     Sterling’s capital ratios as of September 30, 2003, and December 31, 2002, and related regulatory minimum requirements are as follows:

			Per Regulation

	September 30,	December 31,	Minimum	Well
	2003	2002	Requirement	Capitalized (1)

Total capital to risk weighted assets	13.8%	12.2%	8.0%	10.0%
Tier 1 capital to risk weighted assets	12.9%	11.3%	4.0%	6.0%
Tier 1 capital to average assets	10.3%	8.7%	4.0%	5.0%

(1)	Represents amounts for the banking subsidiaries and not Sterling, as prompt corrective action provisions are not applicable to bank holding companies.

     The improvement in the capital ratios from December 31, 2002, are principally attributable to the $35.000 million trust preferred securities, issued in June 2003, which presently qualifies for Tier 1 Capital treatment.

Liquidity

     Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of Sterling, are met. Sterling’s funds are available from a variety of sources, including assets that are readily convertible to cash (federal funds sold, short-term investments), the securities portfolio, scheduled repayments of loans receivable, short-term borrowings capacity with a number of correspondent banks and the FHLB, and the ability to package residential mortgage loans originated for sale.

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

     The simulation analysis results are presented in Table 3a. These results indicate that at September 30, 2003, Sterling should expect net interest income to increase over the next twelve months by 3.9% assuming an immediate upward shift in market interest rates of 2.00% and to decrease by 5.9% if rates shifted downward, if applicable, in the same manner. Management believes it is unlikely that rates could fall 2.00%. This profile reflects an asset sensitive short-term rate risk position and is within the guidelines set by policy.

     At December 31, 2002, annual net interest income was expected to increase by 1.9%, in the upward scenario, and to decrease by 3.3% in the downward scenario. This risk position has changed from year-end to a more asset sensitive position primarily due to an increase in the volume of variable commercial loans and a decrease in the volume of time deposits maturing over the next twelve months; net of a decrease in the federal funds position, and a change in the mix of the investment portfolio.

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

     The net present value analysis results are presented in Table 3b. The results as of September 30, 2003 indicate that the net present value would decrease 0.5% assuming an immediate upward shift in market interest rates of 2.00% and to decrease 1.3% if rates shifted downward, if applicable, in the same manner. Sterling’s risk position is within the guidelines set by policy.

     At December 31, 2002, the analysis indicated that the net present value should decrease 0.3% assuming an immediate upward shift in market interest rates of 2.00%, and to decrease 1.1%, if rates shifted downward in the same manner.

Table 3a			Table 3b
Net Interest Income Projections			Present Value of Equity

	% Change			% Change

Changes in	September 30,	December 31,	Changes in	September 30,	December 31,
Basis Points	2003	2002	Basis Points	2003	2002

-200	-5.9%	-3.3%	-200	-1.3%	-1.1%
-100	-2.1%	-1.1%	-100	-0.2%	-0.3%
0	0.0%	0.0%	0	0.0%	0.0%
+100	2.1%	1.0%	+100	-0.1%	0.1%
+200	3.9%	1.9%	+200	-0.5%	-0.3%

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

Part II – OTHER INFORMATION

Item 1 – Legal Proceedings

     As of September 30, 2003, there were no material pending legal proceedings, other than ordinary routine litigation incidental to business, to which Sterling or its subsidiaries are a party or of which any of their property is the subject.

Item 2 – Changes in Securities and Use of Proceeds

     Not applicable.

Item 3 – Defaults Upon Senior Securities

     Not applicable.

Item 4 – Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5 – Other Information

     Not applicable

Item 6 – Exhibits and Reports on Form 8-K

(a)	Exhibits

21	Subsidiaries of the Registrant

31	Rule 13a-14(a)/15-d-14(a) Certifications

31.1 – Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 - Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications

32.1 – Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 – Certification of CFO Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

     During the quarter ended September 30, 2003, Sterling filed the following reports on Form 8-K.

Date of Report	Item	Description

July 24, 2003	9, 12	Press release announcing second quarter earnings.

May 27, 2003	5	Press release announcing stock repurchase plan and quarterly dividend.

September 30, 2003	5	Current report announcing the registrant entered into a definitive agreement to purchase Church Capital Management and Bainbridge Securities, and related press release.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING FINANCIAL CORPORATION

Date:	November 13, 2003	By:	/s/ J. Roger Moyer, Jr.
J. Roger Moyer, Jr.
President and Chief Executive Officer

Date:	November 13, 2003	By:	/s/ J. Bradley Scovill
J. Bradley Scovill
Senior Executive Vice President,
Chief Financial Officer and Treasurer