Form 10-K
period 2003-12-31
STERLING FINANCIAL CORP /PA/
filed 2004-03-12
CIK 811671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION	FORM 10-K
Washington, D. C. 20549

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission file number 0-16276

STERLING FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-2449551 (I.R.S. Employer Identification No.)

101 North Pointe Boulevard Lancaster, Pennsylvania (Address of principal executive offices)	17601-4133 (Zip Code)

Registrant’s Telephone number, including area code: (717) 581-6030

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $5.00 Per Share

(Title of class)

      Indicated by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 126-2). Yes ☒ No ☐

      The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 2003, was approximately $379,370,000.

      The number of shares of Registrant’s Common Stock outstanding on February 27, 2004, was 21,678,293.

Documents Incorporated by Reference

      Portions of the 2004 Proxy Statement for the Registrant are incorporated by reference into Part III of this report.

Sterling Financial Corporation

Part I

       The management of Sterling Financial Corporation has made forward-looking statements in this Annual Report on Form 10-K. These forward-looking statements may be subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of Sterling Financial Corporation and its wholly-owned subsidiaries, Bank of Lancaster County, N.A., First National Bank of North East, Bank of Hanover and Trust Company, Church Capital Management LLC, Bainbridge Securities Inc., T&C Leasing, Inc., HOVB Investment Co. and Sterling Mortgage Services, Inc. (inactive). The consolidated financial statements also include Town & Country Leasing, LLC, Sterling Financial Trust Company and Equipment Finance, LLC, all wholly-owned subsidiaries of Bank of Lancaster County, N.A. When words such as “believes,” “expects,” “anticipates,” “may,” “could,” “should,” “estimates” or similar expressions occur in this annual report, management is making forward-looking statements.

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

Item 1 — Business

      Sterling Financial Corporation is a $2.344 billion financial holding company headquartered in Lancaster, Pennsylvania. Through its banking and nonbanking subsidiaries, Sterling provides a full range of banking and financial services to individuals and businesses, through its five business segments: Community Banking and Related Services; Leasing; Commercial Finance; Trust and Investment Services; and Insurance and Related Services.

      Community Banking and Related Services

      The Community Banking and Related Services segment provides financial services to consumers, businesses, financial institutions and governmental units in southern Pennsylvania and northern Maryland. These services include providing various types of loans to customers, accepting deposits, mortgage banking and other typical banking services. Parent company and treasury function income is included in the community-banking segment, as the majority of effort of these functions is related to this segment. Major revenue sources include net interest income and service fees on deposit accounts. Expenses include personnel and branch network support charges.

      Our Community Banking and Related Services segment is comprised of our banking affiliates, summarized below (dollars in millions).

	# of
Bank Name	Offices	Markets Served	Loans	Deposits	Assets

Bank of Lancaster County, N.A.	37	Lancaster County, PA Chester County, PA Berks County, PA(1) Lebanon County, PA(2) New Castle, DE(3)	$965	$1,141	$1,463

Bank of Hanover and Trust Company	16	York County, PA Adams County, PA Carroll County, MD	426	537	687

First National Bank of North East	4	Cecil County, MD	72	112	122

(1)	Bank of Lancaster County conducts business through its PennSterling Bank division office.

(2)	Bank of Lancaster County conducts business through its two Bank of Lebanon County division offices.

(3)	Bank of Lancaster County conducts business through its Delaware Sterling Bank division office.

      In addition to its network of 57 office locations, the Community Banking and Related Services segment delivers its services through alternative delivery channels, including the ATM network, internet and telephone banking.

      The Community Banking and Related Services segment’s geographic market is among the strongest and most stable economies in Pennsylvania and Maryland, with agriculture, industry and tourism all contributing to the overall strength of the economy. No single sector dominates the region’s economy.

      The affiliate banks are subject to regulation and periodic examination by their regulators, including the Office of the Comptroller of the Currency for the national banks, and the Federal Deposit Insurance Corporation and Pennsylvania Department of Banking for the state chartered bank, Bank of Hanover. The Federal Deposit Insurance Corporation, as provided by law, insures the bank’s deposits.

      At December 31, 2003, the Community Banking and Related Services segment represented approximately 83% of Sterling’s consolidated assets, and contributed approximately 67% of Sterling’s net income for the year ended December 31, 2003.

      Leasing

      The Leasing Segment provides vehicle and equipment financing alternatives to commercial businesses. Sterling has two affiliates that comprise the leasing segment, including Town & Country Leasing LLC, a wholly owned subsidiary of Bank of Lancaster County, and T&C Leasing, Inc., a direct subsidiary of Sterling.

      The Leasing segment provides fleet management and equipment financing and leasing alternatives to customers headquartered primarily in Pennsylvania and surrounding states. Through its customers’ branch offices, the Leasing segment conducts business in 46 of the 48 continental United States.

      At December 31, 2003, the Leasing segment represented approximately 9% of Sterling’s consolidated assets, and contributed approximately 3% of Sterling’s net income for the year ended December 31, 2003. Major revenue sources include net interest income and rental income on operating leases. Expenses include personnel, support and depreciation charges on operating leases.

      Commercial Finance

      Equipment Finance LLC, which was acquired by Sterling in February 2002, represents the sole affiliate within the commercial finance segment. Equipment Finance specializes in financing forestry and land-clearing equipment through more than 150 equipment dealer locations ranging from Maine to Florida.

      At December 31, 2003, the Commercial Finance Segment represented approximately 7% of Sterling’s consolidated assets, and contributed approximately 28% of Sterling’s net income for the year ended

December 31, 2003. Major revenue sources include net interest income. Expenses include personnel and support charges. Since the acquisition of Equipment Finance in 2002, finance receivables have grown from $81 million to $141 million, and represent one of Sterling’s fastest growing segments.

      Trust and Investment Services

      The Trust and Investment Services segment includes both corporate asset and personal wealth management services. The corporate asset management business provides retirement planning services, investment management, custody and other corporate trust services to small to medium size businesses in Sterling’s market area. Personal wealth management services include investment management, brokerage, estate and tax planning, as well as trust management and administration for high net worth individuals and their families.

      Prior to October 2003, Sterling Financial Trust Company, a wholly owned subsidiary of Bank of Lancaster County, and its predecessor wealth management and investment services divisions at Bank of Lancaster County and Bank of Hanover were the only units within this segment. In 2002, the wealth management and investment services divisions of the two banks were combined into the newly created Trust Company to increase revenue generation opportunities, while increasing operating efficiencies.

      In the fourth quarter of 2003, Sterling acquired Church Capital Management LLC and Bainbridge Securities, Inc. These acquisitions result in our ability to offer a wider array of financial services within the Trust and Investment Services segment. Church Capital is a SEC Registered Investment Advisor and Bainbridge Securities is a National Association of Securities Dealers (NASD) broker/ dealer that offers complementary products to the more traditional wealth management services. Sterling expects that this acquisition will enhance earnings and provide financial product diversification.

      At December 31, 2003, the Trust and Investment Services Segment represented approximately 1% of consolidated assets, and contributed approximately 2% of Sterling’s net income for the year ended December 31, 2003. In addition, the Trust and Investment Services segment had assets under management of approximately $1.7 billion. Major revenue sources include management and estate fees and commissions on security transactions. Expenses primarily consist of personnel and support charges, as well as amortization of intangible assets.

      Insurance and Related Services

      Presently, Sterling’s affiliates offer insurance and related services to its customers including credit life and disability, through its Pennbanks Insurance Company, comprehensive personal insurance and coverages through a joint venture that it has established with a local insurance agency (Lancaster Insurance Group), and Sterling Financial Settlement Services, a settlement and title insurance agency joint venture that it has established with a local realtor agency.

      As of December 31, 2003, the Insurance and Related Services segment is not considered significant to Sterling’s financial position or results of operations. In future periods, we expect this segment is expected to represent a more significant portion of our business, with the pending acquisition of Corporate Healthcare Strategies, which is scheduled to close early in the second quarter of 2004.

      Corporate Healthcare Strategies, doing business as StoudtAdvisors, is located in Lancaster Pennsylvania, and provides benefit products and consulting services to medium and large-sized businesses in the Central Pennsylvania region. StoudtAdvisors annual revenues are approximately $6,600,000.

      For more detailed financial information pertaining to our operating segments, please refer to Note 23 of the Consolidated Financial Statements.

      Sterling’s major sources of operating funds, as a parent company, are dividends received from its subsidiary banks and reimbursement of operating expenses from the affiliates. Sterling’s expenses are primarily operating expenses. Dividends that Sterling pays to shareholders are funded, in part, by dividends paid to Sterling by its subsidiary banks.

      Sterling and its subsidiaries do not have any portion of their businesses dependent on a single or limited number of customers, the loss of which would have a material adverse effect on their businesses. No substantial portion of their loans or investments are concentrated within a single industry or group of related industries, although a significant amount of loans are secured by real estate located in south central Pennsylvania, and northern Maryland. Loan exposure to the forestry industry is approximately 10%. The businesses of Sterling and its subsidiaries are not seasonal in nature.

      The common stock of Sterling is listed on The NASDAQ Stock Market under the symbol SLFI.

Competition

      The financial services industry in Sterling’s market area is highly competitive, including competition from commercial banks, savings banks, credit unions, finance companies and nonbank providers of financial services. Several of Sterling’s competitors have legal lending limits that exceed Sterling’s subsidiaries, as well as funding sources in the capital markets that exceeds Sterling’s availability. The increased competition has resulted from a changing legal and regulatory climate, as well as from the economic climate.

Environmental Compliance

      Sterling’s and its subsidiaries’ compliance with federal, state and local environmental protection laws had no material effect on capital expenditures, earnings or their competitive position in 2003, and is not expected to have a material effect on such expenditures, earnings or competitive position in 2004.

Supervision and Regulation

      Bank holding companies and banks operate in a highly regulated environment and are regularly examined by Federal and State regulatory authorities.

      The following discussion concerns various Federal and State laws and regulations and the potential impact of such laws and regulations on Sterling and its subsidiaries.

      To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory or regulatory provisions themselves. Proposals to change laws and regulations are frequently introduced in Congress, the state legislatures, and before the various bank regulatory agencies. Sterling cannot determine the likelihood or timing of any such proposals or legislation or the impact they may have on Sterling and its subsidiaries. A change in law, regulations or regulatory policy may have a material effect on the business of Sterling and its subsidiaries.

          Bank Holding Company Regulation

      Sterling is a financial holding company and, as such, is subject to the regulations of the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended (BHC Act). Bank holding companies are required to file periodic reports with and are subject to examination by the Federal Reserve. The BHC Act requires a financial holding company to serve as a source of financial and managerial strength to its banking subsidiaries, which may result in providing adequate capital funds to the banks during periods of financial stress or adversity.

      The BHC Act prohibits Sterling from acquiring direct or indirect control of more than 5% of the outstanding voting stock of any bank, or substantially all of the assets of any bank, or merger with another bank holding company, without the prior approval of the Federal Reserve. The BHC Act allows interstate bank acquisitions and interstate branching by acquisition and consolidation in those states that had not elected out by the required deadline. The Pennsylvania Department of Banking also must approve any similar consolidation. Pennsylvania law permits Pennsylvania financial holding companies to control an unlimited number of banks.

      In addition, the BHC Act restricts our nonbanking activities to those that are determined by the Federal Reserve Board to be financial in nature, incidental to such financial activity, or complementary to a financial activity. The BHC Act does not place territorial restrictions on the activities of nonbank subsidiaries of financial holding companies.

      The Federal Deposit Insurance Corporation Improvement Act requires a bank holding company to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized”, as defined by regulations, with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency, up to specified limits.

          Financial Services Modernization Legislation

      In November 1999, the Gramm-Leach-Bliley Act of 1999, or the GLB, was enacted. As a result of GLB new opportunities became available to financial institution holding companies as it removed the restrictions that resulted from a regulatory framework that had its origin in the Great Depression of the 1930s. In addition, the GLB also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance.

      The general effect of GLB is to permit banks, other depository institutions, insurance companies and securities firms to enter into combinations that result in a single financial services organization to offer customers a wider array of financial services and products, through a new entity known as a “financial holding company.” “Financial activities” is broadly defined to include not only banking, insurance and securities activities, but other activities incidental to such financial activities or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

      The GLB also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a financial holding company. Financial activities include all activities permitted under new sections of the BHC Act or permitted by regulation.

      To the extent that the GLB permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. The GLB is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis and which unitary savings and loan holding companies already possess. Nevertheless, the GLB may have the result of increasing the amount of competition that Sterling faces from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than does Sterling.

          Sarbanes-Oxley Act of 2002

      On July 30, 2002, the Sarbanes-Oxley Act of 2002 was enacted. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered or that file reports under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act established: (i) new requirements for audit committees, including independence, expertise and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violations of the securities laws. Many of the provisions were effective immediately while other provisions became effective over a period of time and are subject to rulemaking by the SEC. Because Sterling’s common stock is registered with the SEC, it is currently subject to this Act.

      Throughout 2002 and 2003, the SEC and Nasdaq Stock Market issued new regulations affecting our corporate governance and heightening our disclosure requirements. Among the many new changes this year are enhanced proxy statement disclosures on corporate governance, stricter independence requirements for the Board of Directors and its committees, and posting of various SEC reports on our website. The full impact of the Sarbanes-Oxley Act and the increased costs related to Sterling’s compliance are still uncertain and evolving.

      We cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on our operations.

          USA Patriot Act of 2001

      On October 26, 2001, the USA Patriot Act of 2001 was enacted. This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, which sets forth anti-money laundering measures affecting insured depository institutions, broker-dealers and other financial institutions. The Act requires U.S. financial institutions to adopt new policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on the operations of financial institutions.

          Regulation W

      Sterling and its banking affiliates are subject to Regulation W, which provides guidance on permissible activities and transactions between affiliated companies. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in “covered transactions” with affiliates:

•	to an amount equal to 10% of the bank’s capital and surplus, in the case of covered transactions with any one affiliate; and

•	to an amount equal to 20% of the bank’s capital and surplus, in the case of covered transactions with all affiliates.

      In addition, a bank and its subsidiaries may engage in covered transactions and other specified transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the bank or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A “covered transaction” includes:

•	a loan or extension of credit to an affiliate;

•	a purchase of, or an investment in, securities issued by an affiliate;

•	a purchase of assets from an affiliate, with some exceptions;

•	the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; and

•	the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

      In addition, under Regulation W:

•	a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;

•	covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and

•	with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

          Dividends

      Sterling is a legal entity separate and distinct from the subsidiary banks and nonbank subsidiaries. Our revenues, on a parent company only basis, result almost entirely from dividends paid to the corporation by its subsidiaries. Federal and state laws regulate the payment of dividends by our subsidiaries, as outlined in the “Supervision and Regulation — Regulation of the Banks” section below.

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

      Under the risk-related premium assessment system, the FDIC, on a semiannual basis, assigns each institution to one of three capital groups, “well capitalized,” “adequately capitalized,” or “undercapitalized,” and further assigns such institution to one of three subgroups within a capital group corresponding to the FDIC’s judgment of its strength based on supervisory evaluations, including examination reports, statistical analysis, and other information relevant to gauging the risk posed by the institution. Only institutions with a total risk-based capital to risk-adjusted assets ratio of 10% or greater, a Tier 1 capital to risk-adjusted assets ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater, are assigned to the well-capitalized group. Sterling and its subsidiary banks, at December 31, 2003, qualify as “well capitalized” under these regulatory standards.

          Regulation of Banks

      The operations of our banking subsidiaries are subject to the federal and state statutes, and are subject to the regulations of the Office of the Comptroller of the Currency, the Federal Reserve, the FDIC, and the Pennsylvania Department of Banking.

      The Office of the Comptroller of the Currency, the primary supervisory authority over national banks, and the FDIC, the primary regulator of the state chartered bank, regularly examines banks in such areas as reserves, loans, investments, management practices, and other aspects of operations. These examinations are designed for the protection of the banks’ depositors rather than our shareholders. The subsidiary banks must file quarterly and annual reports with the FDIC.

      The National Bank Act requires the subsidiary national banks to obtain the prior approval of the Office of the Comptroller of the Currency for the payment of dividends if the total of all dividends declared by the banks in one year would exceed the banks’ net profits, as defined and interpreted by regulation, for the two preceding years, less any required transfers to surplus. In addition, the banks may only pay dividends to the extent that their retained net profits, including the portion transferred to surplus, exceed statutory bad debts, as defined by regulation. Under Pennsylvania statutes, state chartered banks are restricted, unless prior regulatory approval is obtained, in the amount of dividends, which it may declare in relation to its accumulated profits, less any required transfer to surplus. These restrictions have not had, nor are they expected to have any impact on our dividend policy.

      Sterling and our subsidiary banks are affected by the monetary and fiscal policies of government agencies, including the Federal Reserve and FDIC. Through open market securities transactions and changes in its discount rate and reserve requirements, the Board of Governors of the Federal Reserve exerts considerable influence over the cost and availability of funds for lending and investment. The nature of monetary and fiscal policies on future business and earnings of Sterling cannot be predicted at this time.

          Other

      From time to time, various federal and state legislation is proposed that could result in additional regulation of, and restrictions on, the business of Sterling and its subsidiaries, or otherwise change the business environment. Management cannot predict whether any of this legislation will have a material effect on the business of Sterling.

Products and Services with Reputation Risk

      Sterling and its subsidiaries offer a diverse range of financial and banking products and services. In the event one or more customers and/or governmental agencies become dissatisfied or object to any product or service offered by Sterling or any of its subsidiaries, negative publicity with respect to any such product or service, whether legally justified or not, could have a negative impact on Sterling’s reputation. The discontinuance of any product or service, whether or not any customer or governmental agency has challenged any such product or service, could have a negative impact on Sterling’s reputation.

Employees

      As of December 31, 2003, Sterling had 835 full-time equivalent employees. None of these employees are represented by a collective bargaining agreement, and Sterling believes it enjoys good relations with its personnel.

Item 2 — Properties

      As of December 31, 2003, Sterling and its affiliates occupy 57 office locations in Lancaster, York, Adams, Lebanon, Berks, Chester and Bucks Counties, Pennsylvania, Cecil and Carroll Counties, Maryland and New Castle County, Delaware. The majority of these offices are utilized by the banking affiliates to service the needs of their retail and business customers. Offices at 34 locations are occupied under leases, and at three locations the affiliate owns the building, but leases the land. The remainder of the locations are owned by one of the bank affiliates.

      In addition to the banking locations, the corporate headquarters, located in Lancaster, Pennsylvania, and operations centers located in East Petersburg, and Hanover, Pennsylvania, are owned by the bank affiliates. A certain amount of space in the Lancaster and East Petersburg buildings are leased to third parties.

      All real estate owned by the subsidiary banks is free and clear of encumbrances. The leases of the subsidiary banks expire intermittently over the years through 2024 and most are subject to one or more renewal options. During 2003, aggregate annual rentals for real estate paid did not exceed 2% of our operating expenses.

Item 3 — Legal Proceedings

      As of December 31, 2003, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Sterling or its subsidiaries are a party or by which any of their property is the subject.

      Various actions and proceedings arise out of routine operations and, in management’s opinion, will not have a material adverse effect on Sterling’s consolidated financial position or results of operations.

Item 4 — Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

Part II

Item 5 — Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Sterling Financial Corporation’s common stock trades on the NASDAQ Stock Market under the symbol SLFI. There were 70,000,000 shares of common stock authorized at December 31, 2003, and 21,477,239 shares outstanding. As of December 31, 2003, Sterling had approximately 4,650 stockholders of record. At the 2003 Annual Meeting, the shareholders approved an amendment to the Articles of Incorporation and authorized the corporation to issue up to 10,000,000 shares of preferred stock. At December 31, 2003, no shares of preferred stock were issued.

      Sterling is restricted as to the amount of dividends that it can pay to stockholders by virtue of the restrictions on the subsidiaries’ ability to pay dividends to Sterling.

      The following table reflects the quarterly high and low prices of Sterling’s common stock for the periods indicated and the cash dividends declared on the common stock for the periods indicated.

	Price Range Per Share
			Per Share
2003	High	Low	Dividend

First Quarter	$19.66	$17.38	$0.136

Second Quarter	20.40	18.12	0.136

Third Quarter	23.06	18.80	0.144

Fourth Quarter	23.54	21.02	0.144

2002

First Quarter	$16.16	$14.40	$0.128

Second Quarter	20.03	15.10	0.128

Third Quarter	21.38	18.12	0.136

Fourth Quarter	20.80	18.40	0.136

      All per share information has been restated for the 5-for-4 stock split, effected in the form of a 25% stock dividend declared in January 2004.

Item 6 — Selected Financial Data

	Years Ended December 31,

(Dollars in thousands, except per share data)	2003(5)	2002(5)	2001	2000	1999

Summaries of Income

Interest income	$127,074	$123,591	$115,916	$113,319	$101,626

Interest expense	41,156	48,643	57,274	58,501	47,404

Net interest income	85,918	74,948	58,642	54,818	54,222

Provision for loan losses	3,697	2,095	1,217	605	1,060

Net interest income after provision for loan losses	82,221	72,853	57,425	54,213	53,162

Noninterest income	49,721	44,832	43,925	37,508	33,539

Noninterest expense	92,568	85,922	75,172	70,203	62,459

Income before income taxes	39,374	31,763	26,178	21,518	24,242

Applicable income taxes	10,315	7,018	5,844	4,951	6,257

Net income	$29,059	$24,745	$20,334	$16,567	$17,985

Financial Condition at Year End

Assets	$2,343,517	$2,156,928	$1,861,439	$1,726,138	$1,556,323

Loans, net	1,481,369	1,283,075	1,087,102	1,021,499	946,583

Deposits	1,778,587	1,702,302	1,535,649	1,420,300	1,288,814

Borrowed money	296,342	217,717	141,378	139,506	125,997

Stockholders’ equity	220,011	196,833	152,111	139,347	122,760

Per Common Share Data (3)

Earnings per share — basic	1.37	1.19	1.04	0.85	0.91

Earnings per share — diluted	1.35	1.18	1.03	0.85	0.91

Cash dividends declared	0.56	0.53	0.50	0.48	0.46

Book value	10.24	9.31	7.78	7.11	6.26

Realized book value (2)	9.60	8.64	7.50	6.98	6.59

Weighted average number of common shares:

Basic	21,224	20,849	19,576	19,601	19,624

Diluted	21,448	21,028	19,656	19,620	19,719

Dividend payout ratio (1)	40.9%	44.5%	48.1%	56.5%	50.5%

Profitability Ratios on Earnings

Return on average assets	1.33%	1.22%	1.14%	1.02%	1.19%

Return on average equity	14.02%	13.70%	13.74%	12.99%	14.43%

Return on average realized equity (2)	15.10%	14.47%	14.41%	12.36%	14.46%

Average equity to average assets	9.38%	8.87%	8.33%	7.83%	8.23%

Efficiency ratio (4)	59.20%	60.20%	64.50%	63.10%	62.30%

Selected Asset Quality Ratios

Nonperforming loans to total loans	0.31%	0.90%	0.80%	0.59%	0.38%

Net charge-offs to average loans outstanding	0.14%	0.08%	0.17%	0.08%	0.07%

Allowance for loan losses to total loans	0.98%	1.00%	1.01%	1.13%	1.24%

Allowance for loan losses to nonperforming loans	315.25%	110.62%	125.80%	192.10%	328.60%

(1)	Dividends per share divided by basic earnings per share.

(2)	Excludes accumulated other comprehensive income (loss).

(3)	All per share information reflects the 5-for-4 stock split, effected in the form of a 25% stock dividend, declared in January 2004.

(4)	Calculated after netting depreciation on operating leases with related rental income.

(5)	Financial information reflects the acquisition of Equipment Finance LLC on March 1, 2002 and Church Capital Management LLC and Bainbridge Securities, Inc. on October 15, 2003. These acquisitions were accounted for under the purchase method of accounting.

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion provides management’s analysis of the consolidated financial condition and results of operations of Sterling Financial Corporation and its wholly-owned subsidiaries, Bank of Lancaster County, N.A., First National Bank of North East, Bank of Hanover and Trust Company, HOVB Investment Co., T&C Leasing, Inc. (T&C), Pennbanks Insurance Company, SPC, Church Capital Management LLC, Bainbridge Securities Inc. and Sterling Mortgage Services, Inc. (inactive). The consolidated financial statements also include Town & Country Leasing, LLC, Sterling Financial Trust Company and Equipment Finance, LLC, all wholly-owned subsidiaries of Bank of Lancaster County.

      Management’s discussion and analysis should be read in conjunction with the audited financial statements and footnotes appearing elsewhere in this report and is intended to assist in understanding and evaluating the major changes in the financial condition and results of operations of the company with a primary focus in Sterling’s performance.

Critical Accounting Policies

      Sterling’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the industries in which it operates. Application of these principles require management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal cash flow modeling techniques.

      The most significant accounting policies followed by Sterling are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses and the evaluation of goodwill impairment to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

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

      With the adoption of SFAS No. 142 on January 1, 2002, Sterling is no longer required to amortize goodwill resulting from business acquisitions. Goodwill is now subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. Sterling tests for impairment based on the goodwill maintained at each defined reporting unit. An independent party using various market valuation methodologies determines a fair value. If the fair values of the reporting units exceed their book values, no write-downs of recorded goodwill are necessary. If the fair value of the reporting unit is less than its book value, an impairment expense may be required to be recorded to write down the related goodwill to the proper carrying value. Sterling completed its annual impairment testing and determined that no impairment write-offs were necessary. No assurance can be given that future impairment tests will not result in a charge to earnings.

      Any material effect on the financial statements related to these critical accounting areas is also discussed in this management discussion and analysis.

Non-GAAP Presentations

      This management’s discussion and analysis refers to the efficiency ratio, that is a non-GAAP financial measure that we believe provides readers with important information regarding Sterling’s operational efficiency. Comparison of Sterling’s efficiency ratio with other companies’ may not be appropriate, as they may calculate their efficiency ratio in a different manner.

      The efficiency ratio is computed by dividing noninterest expense, less depreciation on operating leases, by the sum of tax equivalent net interest income and noninterest income, less depreciation on operating leases. Sterling nets the depreciation on operating leases against related income, as it is consistent with utilizing net interest income presentation for comparable capital leases, which nets interest expense against interest income. The efficiency ratio excludes unusual items, including gains/losses on securities activities, interest collected on charged-off loans, etc.

      Sterling, in referring to its net income, is referring to income determined in conformity with accounting principles generally accepted in the United States (GAAP).

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

      Fluctuations in interest rates impact financial institutions far more than inflationary factors. During the past two years, the Federal Reserve has lowered interest rates only twice, a 25 basis point reduction in June 2003 and a 50 basis point reduction in November 2002. The stability in interest rates throughout 2002-2003 was in sharp contrast to 2001, in which interest rates were cut eleven times, resulting in a reduction of the prime-lending rate by 475 b.p.

      Management recognizes that asset/liability management, including the effect of rate changes on interest earning assets and interest bearing liabilities, is of critical importance.

RESULTS OF OPERATIONS

      (All dollar amounts presented within tables are in thousands, except per share data.)

Executive Overview

      Sterling’s executive management team and board of directors have identified three performance measurements that they feel are key elements of enhancing shareholder value. These include: a) increase in earnings per share; b) return on realized equity; and c) efficiency ratio.

      The primary source of Sterling’s revenues, are net interest income derived from investments, which would include loans and investments, less their deposit and borrowing funding costs, as well as fees from financial services provided to customers, including rental income on operating leases. Revenues are influenced by general economic factors, including market interest rates, the economy of the markets served, stock market conditions, as well as competitive forces within the markets.

      Despite a low interest rate environment and overall decline in the financial services industry’s net interest margin, Sterling was able to improve its net interest margin, from 3.95% and 4.38% in 2001 and 2002, to 4.65% in 2003. The improvement was primarily the result of a shift in the composition of Sterling’s interest earning assets, away from lower yielding federal funds and securities to higher yielding loans, particularly commercial loans and finance receivables. Net interest income increased to $85,918,000 in 2003, compared to $74,948,000 in 2002 and $58,642,000 in 2001.

      Noninterest income, excluding securities gains and losses, has also benefited from the present market conditions as noted by the growth experience, and was $49,210,000, $45,292,000 and $41,215,000 in 2003, 2002 and 2001. As a result of the low interest rate environment, Sterling experienced an unprecedented volume of mortgage loan originations which contributed to growth in mortgage banking income, including mortgage servicing income and the gain on sale of loans, to $4,037,000 in 2003, compared to $3,103,000 in 2002 and $2,222,000 in 2001. In addition, improvement in the equity market supported growth in income from fiduciary activities and commissions and fees. Supplementing the improvement in the equity market was the acquisition of Church Capital Management LLC, a Registered Investment Advisor, and Bainbridge Securities, Inc., a NASD registered broker/dealer in the fourth quarter of 2003, which generated additional non-margin related fees. Industry projections are that mortgage loan originations are projected to fall off during 2004, which will adversely impact Sterling’s future mortgage banking revenues. A full year of fees and commissions at Church and Bainbridge should partially offset the lost mortgage production revenues.

      As a result of the growth Sterling has experienced in its revenues over the past three years, noninterest expense has also increased to $92,568,000 in 2003, compared to $85,922,000 in 2002 and $75,172,000 in 2001. The increase in revenues that Sterling has experienced can be attributed to our relationship management model, which has resulted in new customer relationships, new financial services products being offered to meet their needs, and expansion of our market in to new geographic regions. These efforts have resulted in increases in salaries and employee benefits, higher occupancy and equipment charges, and other noninterest expenses.

      Sterling’s overall strategy is to enhance growth in existing markets and affiliates, and complement this with new products and services, through the leveraging of existing resources. This has resulted in net income of $29,059,000, or $1.35 per diluted share in 2003, compared to $24,745,000, or $1.18 per diluted share in 2002, and $20,334,000, or $1.03 per diluted share in 2001. This represents an 14.4% increase in diluted earnings per diluted share in 2003, over 2002 results, and a 14.6% increase in 2002 over 2001 results. Sterling’s efficiency ratio, which expresses noninterest expenses a percentage of tax-equivalent net interest income and noninterest income, improved to 59.2% in 2003, compared to 60.2% and 64.5% in 2002 and 2001.

      As a result of the increased earnings levels and improved efficiency ratio, returns on average realized equity also demonstrated improvement, and were 15.10%, 14.47% and 14.41% in 2003, 2002 and 2001.

      A more thorough discussion of Sterling’s results of operations is included in the following pages.

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

      Net interest income is affected by changes in interest rates, volume of interest-bearing assets and liabilities and the composition. The “interest rate spread” and “net interest margin” are two common statistics related to changes in net interest income. The interest rate spread represents the difference between the yields earned on interest-earning assets and the rates paid for interest-bearing liabilities. The net interest margin is defined as the percentage of taxable equivalent net interest income to average earning assets. Due mainly to demand deposits and stockholders’ equity, the net interest margin exceeds the interest rate spread, as these funding sources are non-interest bearing.

      Table 1 presents net interest income on a fully taxable equivalent basis, interest rate spread and net interest margin for the years ending December 31, 2003, 2002, and 2001. Table 2 analyzes the changes in net interest income for the periods broken down by their rate and volume components.

      Net interest income, on a tax equivalent basis, totaled $92,394,000 in 2003 compared to $80,492,000 for 2002 (excluding the interest recovery on a charged-off loan) and $64,295,000 in 2001.

      The increase in net interest income of $11,902,000 from 2002 to 2003 reflects both an 8.2% increase in the average balance of interest-earning assets as well as a shift in the mix of interest-earning assets that led to a 27 b.p. increase in net interest margin.

      The increase in interest-earning assets came primarily in the form of loans. In fact, the growth in loans exceeded the growth in earning assets, reflecting the funding of a portion of the loan growth with securities portfolio cash flow and overnight fed funds over the past year. Strong growth in the commercial loan and finance receivable portfolios as well as consumer loans and leases contributed to the increase in total loans. Year-over-year, average loans increased $161 million, increasing the percentage of loans to interest-earning assets from 68% in 2002 to 71% in 2003. Generally, loans carry a higher yield than alternative interest-earning assets, primarily securities and other investments.

      Funding for the growth in assets came from deposits, borrowings, and earnings retained in stockholders’ equity. Strong growth was experienced in demand and savings deposits while the average balance of time deposits for the year increased at a relatively modest amount. Over the past year, Sterling experienced a significant volume of maturing CDs at high interest rates. During that time, current CD rates were consciously held at the now lower market levels.

      During 2003, Sterling issued $35,000,000 of trust preferred redeemable equity securities through Sterling Capital Trust II, which qualified as regulatory capital. As a result, Sterling could leverage the increased capital by borrowing $75,000,000 from the Federal Home Loan Bank to purchase investment securities and were used for maturities of other FHLB borrowings and the continued pay-downs of third-party borrowings that had been used to fund both finance receivables and operating leases.

      The increase in net interest margin from 2002 to 2003 continued for the second consecutive year, a reversal of a declining trend from the previous years. Driving this improvement was both the improving mix of earning assets in the balance sheet to higher yielding assets as well as the positive impact of generally declining interest rates. During the two and a half years from January 2001 to June of 2003, the Federal Reserve Bank lowered the federal funds rate thirteen times totaling 5.50%. This dramatic decrease in short-term interest rates resulted in a significant decrease in the cost of funds for Sterling.

Table 1 — Distribution of Assets, Liabilities and Stockholders’ Equity Interest Rates and Interest Differential-Tax Equivalent Yields

	Years Ended December 31,

	2003			2002			2001

	Average		Annual	Average		Annual	Average		Annual
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Assets:

Federal funds sold	$21,281	$232	1.09%	$51,561	$850	1.65%	$63,070	$2,040	3.23%

Other short-term investments	8,605	81	0.94%	4,079	49	1.20%	1,664	61	3.68%

Securities:

U.S. Treasury	8,742	366	4.19%	14,542	779	5.36%	25,374	1,322	5.21%

U.S. Government agencies	177,913	8,204	4.61%	158,126	8,823	5.58%	138,173	8,726	6.32%

State and Municipal	226,802	16,364	7.22%	201,552	15,028	7.46%	191,773	14,336	7.48%

Other	138,343	7,553	5.46%	162,685	9,305	5.72%	138,271	8,755	6.33%

Total securities	551,800	32,487	5.89%	536,905	33,935	6.32%	493,591	33,139	6.71%

Loans:

Commercial	762,278	47,738	6.26%	683,497	47,049	6.88%	552,534	43,527	7.88%

Consumer	304,167	19,383	6.37%	284,469	21,149	7.43%	279,057	23,346	8.37%

Residential mortgages	98,347	7,044	7.16%	109,929	8,152	7.42%	154,083	12,147	7.88%

Leases	101,638	7,571	7.45%	83,498	6,906	8.27%	85,483	7,309	8.55%

Finance receivables	140,600	19,014	13.52%	84,513	11,045	13.07%	—	—	—

Total loans	1,407,030	100,750	7.16%	1,245,906	94,301	7.57%	1,071,157	86,329	8.06%

Total interest earning assets	1,988,716	133,550	6.72%	1,838,451	129,135	7.02%	1,629,482	121,569	7.46%

Allowance for loan losses	(13,688)			(12,423)			(11,374)

Cash and due from banks	55,553			54,057			47,915

Other noninterest earning assets	177,874			156,106			111,390

TOTAL ASSETS	$2,208,455			$2,036,191			$1,777,413

Liabilities and Stockholders’ Equity:

Interest-bearing liabilities:

Demand deposits	$558,425	$3,461	0.62%	$494,778	$5,038	1.02%	$435,199	$8,606	1.98%

Saving deposits	205,373	1,262	0.61%	186,403	1,973	1.06%	167,978	3,520	2.10%

Time deposits	746,421	24,720	3.31%	742,198	31,163	4.20%	689,797	37,486	5.43%

Borrowed funds	246,101	11,713	4.76%	209,968	10,469	4.99%	143,216	7,662	5.35%

Total interest-bearing liabilities	1,756,320	41,156	2.34%	1,633,347	48,643	2.98%	1,436,190	57,274	3.99%

Demand deposits	206,372			186,860			168,678

Other liabilities	38,552			35,355			24,533

Stockholders’ equity	207,211			180,629			148,012

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,208,455			$2,036,191			$1,777,413

Net interest rate spread			4.38%			4.04%			3.47%

Net interest income (FTE)/ net interest margin		92,394	4.65%		80,492	4.38%		64,295	3.95%

Interest recovery on charged-off loan		—			419			—

		92,394			80,911			64,295

Taxable-equivalent adjustment		(6,476)			(5,963)			(5,653)

Net interest income		$85,918			$74,948			$58,642

Yields on tax-exempt assets have been computed on a fully taxable equivalent basis assuming a 35% tax rate.

For yield calculation purposes, nonaccruing loans are included in the average loan balance.

     The rate paid on interest bearing liabilities declined 64 b.p. from 2002 to 2003 resulting from:

•	The reduction of rates paid on deposit accounts;

•	The maturing of higher rate time deposits and borrowings;

•	Deposit growth and additional borrowings at relatively low rates of interest; and

•	Less reliance on third-party borrowings to fund growth in both finance receivables and operating leases.

      At the same time, the rate earned on interest earning assets declined only 30 b.p. reflecting:

•	Growth in the loan portfolio, shifting the mix of earning assets. This growth also included the relatively higher margin finance receivables from EFI; and

•	A general lag in the effect of rapidly declining rates on loan and securities portfolio yields due to the proportion of fixed rates of interest in these portfolios.

      During the second half of 2003, the downward repricing of assets accelerated relative to the repricing of liabilities, resulting in a diminishing benefit from the prolonged decline in interest rates. In addition, while the leveraging of the trust preferred proceeds increased net interest income, it reduced net interest margin.

      The increase in net interest income of $16,197,000 from 2001 to 2002 reflects both a 12.8% increase in the average balance of interest-earning assets as well as a 43 b.p. increase in net interest margin.

      Several factors had an impact on 2002’s results:

•	Strong growth in the commercial loan portfolio;

•	The acquisition of EFI and subsequent growth in finance receivables;

•	General decline in interest rates resulting in the reduction of rates paid on deposit accounts; and

•	The maturing of higher rate deposits and borrowings.

Table 2 — Analysis of Changes in Net Interest Income

      The rate-volume variance analysis set forth in the table below, which is computed on a taxable equivalent basis, compares changes in net interest income for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated to change in rate.

	2003 Versus 2002			2002 Versus 2001
	Due to Changes in			Due to Changes in

	Volume	Rate	Total	Volume	Rate	Total

Interest income:

Federal funds sold	$(499)	$(118)	$(617)	$(372)	$(818)	$(1,190)

Other short-term investments	54	(22)	32	89	(101)	(12)

Securities	1,284	(2,732)	(1,448)	2,908	(2,112)	796

Loans	14,858	(8,409)	6,449	14,084	(6,112)	7,972

Total interest income	15,697	(11,281)	4,416	16,709	(9,143)	7,566

Interest expense:

Interest-bearing demand	648	(2,225)	(1,577)	1,178	(4,746)	(3,568)

Savings deposits	201	(912)	(711)	386	(1,933)	(1,547)

Time deposits	177	(6,620)	(6,443)	2,848	(9,171)	(6,323)

Borrowed funds	1,802	(558)	1,244	3,581	(774)	2,807

Total interest expense	2,828	(10,315)	(7,487)	7,993	(16,624)	(8,631)

Net interest income	$12,869	$(966)	$11,903	$8,716	$7,481	$16,197

Provision for Loan Losses

      The provision for loan losses charged against earnings was $3,697,000 in 2003, compared to $2,095,000 in 2002 and $1,217,000 in 2001. Despite the improvements in non-performing assets, Sterling increased its provision for loan losses during the last two years due to increases in net charge-offs during the period, combined with the growth in the loan portfolio and the increase in potential problem loans. Certain qualitative factors have also led to the increase in provision for loan losses, including our customer base, in which we have observed cash flows being negatively impacted by the national and local economic conditions, Sterling’s entry into new geographic markets resulting in the employment of new relationship managers, as well as turnover of experienced relationship managers. See further discussion in “Asset Quality” below.

Noninterest Income

      Details of noninterest income follow:

Table 3 — Noninterest Income

		2003 Versus 2002			2002 Versus 2001

	2003	Amount	%	2002	Amount	%	2001

Income from fiduciary activities	$4,954	$727	17.2%	$4,227	$61	1.5%	$4,166

Service charges on deposit accounts	5,797	221	4.0%	5,576	209	3.9%	5,367

Other service charges, commissions and fees	5,658	1,088	23.8%	4,570	852	22.9%	3,718

Mortgage banking income	4,037	934	30.1%	3,103	881	39.6%	2,222

Rental income on operating property	25,799	47	0.2%	25,752	1,433	5.9%	24,319

Other operating income	2,965	901	43.7%	2,064	641	45.0%	1,423

Securities gains (losses)	511	971	(211.1)%	(460)	(3,170)	(117.0)%	2,710

Total	$49,721	$4,889	10.9%	$44,832	$907	2.1%	$43,925

      Income from fiduciary activities, which includes both institutional trust and personal wealth management services, grew to $4,954,000 for the year ended December 31, 2003, up from $4,227,000, or 17.2% in 2002 and $4,166,000 in 2001. At December 31, 2003, Sterling had total assets under administration of approximately $1.058 billion compared to $918 million at the end of 2002 and $980 million at the end of 2001. These numbers include assets under management of $796 million, $671 million, and $737 million at December 31, 2003, 2002, and 2001. The positive effects of new business development, which increased the number of trust customers and related fees, combined with favorable market conditions over the past year all contributed to the overall increase in fee-based income.

      Management believes that wealth management business represents a continued growth opportunity for the corporation. Through the formation of a separate trust company, Sterling Financial Trust Company, along with the acquisition of Church Capital Management LLC and Bainbridge Securities Inc. in October 2003, Sterling believes it will be able to increase revenue generation opportunities, while increasing operating efficiencies.

      Other service charges, commissions and fees were $5,658,000 in 2003, a 23.8% increase over 2002’s total of $4,570,000. The acquisition of Church Capital Management and Bainbridge Securities in October 2003 contributed $905,000 of fee revenue, and is the primary reason for the increase. In addition, other service charges and fees have increased due to an increase in mutual fund and annuity commissions, as well as continued growth in customer debit card usage. The increase in income noted during 2002 and 2001 resulted from an increase in mutual fund and annuity commissions as a result of a more concentrated sales effort combined with a more competitive commission fee structure.

      Mortgage banking income was $4,037,000 in 2003, compared to $3,103,000 in 2002 and $2,222,000 in 2001. Mortgage banking income has been favorably influenced by the trend noted in the financial services industry, which has seen an increased volume of mortgage loan originations/refinancings during the past three years, as interest rates have dropped significantly to 40-year lows. As a result of the rate environment, mortgage-banking income increased during the past two years, despite accelerated amortization of mortgage servicing rights, and related impairment charges that have resulted from faster prepayment speeds.

      Rental income on operating leases was $25,799,000 in 2003, compared to $25,752,000 in 2002, or a minor increase from year to year. This follows an increase of 5.9% in 2002 over 2001 results. The trend in rental income is consistent with the number of units under operating leases, which were 6,178, 6,214, and 5,864 as of December 31, 2003, 2002, and 2001. The decrease in the number of operating units during 2003 is primarily due to customers entering into more traditional financing arrangements such as commercial loans and finance leases, given the current interest rate environment combined with favorable tax treatment related to the depreciation of the assets leased/purchased.

      Other operating income was $2,965,000 for the year ended December 31, 2003, an increase of $901,000 or 43.7% over 2002’s other operating income of $2,064,000. The increase in other income is primarily the result of the continued growth in insurance related revenues, which increased $140,000 over 2002, as well as increased handling charges on the lease portfolio. The 2002 increase is the result of the continued growth in insurance related revenues, as well as increased handling charges on the lease portfolio.

      Securities gains and losses, all from the available-for-sale portfolio, are summarized as follows:

	2003	2002	2001

Debt securities:

Gains	$468	$706	$728

Losses	(153)	(766)	(51)

	315	(60)	677

Equity securities:

Gains	379	814	2,442

Losses	(183)	(1,214)	(409)

	196	(400)	2,033

	$511	$(460)	$2,710

      Gains and losses on debt securities are realized as part of ongoing investment portfolio and balance sheet management strategies. In 2003, Sterling experienced net gains on the debt security portfolio of $315,000, versus net losses of $60,000 in 2002 and net gains of $677,000 in 2001.

      Equity security gains and losses are generated primarily through Sterling’s equity portfolio of financial institution sector stocks. Net securities gains on equities were $196,000 for the year ended December 31, 2003 versus securities losses of $400,000 in 2002 and net gains of $2,033,000 in 2001. Gains are taken as the result of ongoing asset liability management strategies, and capitalizing on appreciated values on certain equity security portfolio positions. During 2003, 2002 and 2001 Sterling recorded approximately $130,000, $1,160,000 and $224,000 in other than temporary impairment charges in the financial institution portfolio, which are included in losses above.

Noninterest Expense

Details of noninterest expense follow:

Table 4 — Noninterest Expense

		2003 Versus 2002			2002 Versus 2001

	2003	Amount	%	2002	Amount	%	2001

Salaries and employee benefits	$39,436	$2,576	7.0%	$36,860	$5,870	18.9%	$30,990

Net occupancy	4,926	717	17.0%	4,209	383	10.0%	3,826

Furniture & equipment	6,368	606	10.5%	5,762	681	13.4%	5,081

Professional services	3,154	309	10.9%	2,845	433	18.0%	2,412

Depreciation on operating lease assets	21,438	536	2.6%	20,902	1,685	8.8%	19,217

Other	17,246	1,902	12.4%	15,344	1,698	12.4%	13,646

Total	$92,568	$6,646	7.7%	$85,922	$10,750	14.3%	$75,172

      The largest component of noninterest expense is salaries and employee benefits, which increased $2,576,000 or 7.0%, to $39,436,000 in 2003, after increasing $5,870,000 or 18.9% in 2002. In order to better understand the change in this expense category, infrequent charges of $1,785,000 should be excluded from the prior year total of $36,860,000. The infrequent charges consist of $1,140,000 in severance packages, $270,000 in the termination of the qualified non-contributory pension plan, and $375,000 in compensation expense related to the modification of terms on stock options granted to severed employees. Excluding these infrequent charges, the increase in salaries and employee benefits for the year ended December 31, 2003 is $4,361,000 or 12.4%. The increase is attributable to the following factors:

•	Normal merit increases to existing employees, coupled with replacing positions at higher wages than previously earned;

•	Increased number of employees, the result of branch expansion including the addition of PennSterling Bank and Delaware Sterling Bank, as well as the Church/ Bainbridge acquisition;

•	A full year of EFI salaries and benefits compared to ten months in 2002;

•	Additions to staff required to continue to serve our customers in light of the increased transaction volumes;

•	Higher incentive accruals resulting from the corporation’s performance levels during 2003 exceeding that achieved in 2002.

      The $5,870,000 increase in salary and employee benefits in 2002 over 2001 was the result of normal merit increases; additional staffing needs for branch expansion; increases in employee benefit costs; and $1,785,000 of infrequent charges discussed above.

      Furniture and equipment charges were $6,368,000, $5,762,000 and $5,081,000 for the years ended December 31, 2003, 2002 and 2001. The steady upward trend in furniture and equipment expense is the result of enhancements to the delivery channels available to deliver products to customers. Additionally, certain equipment charges are based on the number of accounts opened and their transaction volume. As Sterling’s customer base continues to grow, these types of charges grow as well. The increase in number of branch offices, and renovations made to existing branches also contributed to the increase in charges over the last two years.

      Professional service expense was $3,154,000 for the year ended December 31, 2003, which represented a $309,000, or 10.9%, increase over 2002’s results. This increase followed a $433,000, or 18.0% increase, experienced in 2002 over 2001’s results. Increased professional service charges are due to increased auditor and attorney fees and expenses to ensure that Sterling continues to meet the requirements of the Sarbanes-Oxley Act of 2002. In addition, professional service expenses have increased as a result of long-term strategic planning efforts, including evaluating potential acquisition candidates, implementing tax-planning strategies, and the evaluation of new market territories for bank affiliates.

      Depreciation on operating lease assets increased to $21,438,000 in 2003, compared to $20,902,000 in 2002 and $19,217,000 in 2001. Depreciation expense on leased property as a percent of related rental income has increased from 79.0% in 2001, to 81.2% in 2002 and 83.1% in 2003. The higher depreciation as a percent of rental income is the result of the declining interest rate environment in 2002 and 2003. A correlation exists between interest rates, and the rental income charged to customers. In a lower interest rate environment, the rental income will decrease in order to compete with alternative financing sources (i.e. finance leases, commercial loans, etc.). Depreciation charges are more closely correlated to the unit’s cost, which is not impacted as much by interest rates, but rather inflation.

      Other non-interest expenses were $17,246,000 in 2003, compared to $15,344,000 in 2002 and $13,646,000 in 2001. Expenses in this category consist of marketing, advertising, promotions, taxes other than income, postage, lending related expenses and telephone expenses. The largest fluctuation noted was in lending related expenses, as mortgage origination volumes during the past two years have increased the related expenses associated with this production. Additional reasons for the increase can be attributed to problem loan expense, particularly in 2003, as Sterling was able to decrease its non-performing asset balances. Marketing and advertising expenditures have increased, as Sterling entered new geographic markets and capitalized on the market disruption that occurred from larger bank mergers. The remaining increase in other non-interest expense is a function of Sterling’s overall growth, which results in higher expenses.

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

      Sterling’s efficiency ratio, excluding unusual items such as securities activities, restructuring charges, severance and other infrequent items, was 59.2%, 60.2%, and 64.5% for the years ended December 31, 2003, 2002 and 2001. The improvement noted in Sterling’s efficiency ratio is driven by the increase in net interest income experienced over the past two years. 2002’s improvement over 2001 was further enhanced by the centralization of various operations functions, which allowed for the elimination of redundant costs associated with running the three bank affiliates on different operating systems. The centralized operations functions allows for better utilization of fixed costs, such as premises and equipment, and variable costs, which includes employee resources.

          Income Taxes

      Sterling recognized income taxes of $10,315,000, $7,018,000 and $5,844,000 for the years ended December 31, 2003, 2002 and 2001. The increase in income tax expense is consistent with the higher levels of pre-tax income.

      A more meaningful comparison is the effective tax rate, a measurement of income tax expense as a percent of pre-tax income, which was 26.2%, 22.1% and 22.3% for the years ended December 31, 2003, 2002, and 2001. Sterling’s effective tax rate is less than the 35% federal statutory rate, primarily due to tax-exempt loan and security income, and tax credits associated with low-income housing projects, offset by certain non-deductible expenses and state income taxes.

      In order to understand the fluctuation, three events need to be considered. In March 2002, Sterling acquired Equipment Finance Inc. (EFI), a Pennsylvania C-corporation subject to state income taxes until April 1, 2003, when it converted to a single member limited liability company, which significantly reduced their state income tax expense. Also, effective July 1, 2002, Town and Country Leasing, a C-corporation at the time, converted to a single-member limited liability company which resulted in the reversal of a $1,200,000 deferred state tax liability. Excluding the $1,200,000 reversal, 2002’s effective tax rate would have been approximately 25.9%, an increase over 2001’s effective tax rate of 22.3%, reflective of the EFI acquisition. In 2003, tax-exempt income represented a smaller portion of pre-tax income, and therefore resulted in a higher effective tax rate compared to 2002. This higher effective tax rate in 2003 occurred, despite the conversion of EFI and Town & Country to single-member limited liability companies.

          FINANCIAL CONDITION

      Average assets were $2,208,455,000 in 2003, representing 8.5% growth compared to 2002’s average assets of $2,036,291,000. Assets grew by 14.5% from 2001 to 2002. Loans experienced the most growth, as further outlined below.

      Growth in average deposits funded a significant portion of the loan growth, and increased to $1,510,219,000 in 2003, compared to $1,423,379,000 in 2002 and $1,292,974,000 in 2001.

      As part of an overall strategy to increase the return on equity of the corporation, the remaining growth in assets and more specifically loans, was funded by a reduction in the average level of federal funds sold and the cash flows from the investment securities portfolio. While investment securities on average increased from 2002 to 2003 by $14,895,000, this was the result of securities purchased through additional borrowed funds as part of a leveraging strategy to offset the incremental interest associated with trust preferred securities.

          Investment Securities

      Sterling utilizes investment securities as a primary tool for managing interest rate risk, to generate interest and dividend income and to provide liquidity to the parent company and affiliates. During 2003, the cash flows from investment securities were generally used to fund the strong loan growth generated by Sterling. Proceeds from maturities, sales, and calls totaled $195,006,000. Purchases of $183,779,000 included $80,000,000 related to the leveraging of trust-preferred proceeds. The $80,000,000 was funded by trust preferred proceeds and incremental borrowings from the Federal Home Loan Bank.

      Overall, this activity shifted the mix of the portfolio by increasing agency and municipal securities and decreasing mortgage-backed and corporate securities. This shift was a result of a number of factors, including the generally low interest rate environment, a continued effort to reduce the credit risk associated with corporate securities, and a need to maintain a sufficient level of securities that are qualified to serve as collateral for public fund and other deposits requiring pledged securities.

      At December 31, 2003, the securities balance included net unrealized gains on available-for-sale securities of $22,747,000 versus net unrealized gains of $23,695,000 at December 31, 2002. The continued low level of interest rates led to maintaining or even increasing the unrealized gains on a majority of the holdings in the portfolio. However, the relatively significant level of cash flow and reinvestment resulted in a greater portion of the portfolio carrying yields closer to the current level of market interest rates.

Table 5 — Investment Securities

      The following table shows the amortized cost of the held-to-maturity securities owned by Sterling as of the dates indicated. Securities are stated at cost adjusted for amortization of premiums and accretion of discounts.

	December 31,

	2003	2002	2001

U.S. Government agencies	$—	$—	$109

States and political subdivision	23,320	27,123	33,757

Mortgage-backed securities	172	450	497

Corporate securities	622	1,126	1,540

Subtotal	24,114	28,699	35,903

Non-marketable equity securities	11,842	7,897	5,885

Total	$35,956	$36,596	$41,788

      Included in held-to-maturity equity securities are Federal Reserve Bank stock, Federal Home Loan Bank of Pittsburgh stock, and Atlantic Central Bankers Bank stock.

      The following table shows the amortized cost and fair value of the available-for-sale securities owned as of the dates indicated.

	December 31,

	2003		2002		2001

	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

U.S. Treasury securities	$6,923	$7,099	$11,825	$12,176	$15,188	$15,685

U.S. Government agencies	166,436	165,529	106,792	110,024	87,714	89,569

States and political subdivisions	217,256	228,271	191,383	200,497	164,357	164,746

Mortgage-backed securities	22,814	23,669	74,317	76,603	57,232	57,781

Corporate securities	95,125	100,378	135,270	140,535	148,734	151,044

Subtotal	508,554	524,946	519,587	539,835	473,225	478,825

Equity securities	8,748	15,103	8,414	11,861	9,373	12,130

Total	$517,302	$540,049	$528,001	$551,696	$482,598	$490,955

      All mortgage-backed securities are those of U.S. Government agencies.

      The available-for-sale equity securities are comprised of the following:

	December 31,

	2003		2002		2001

	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

Government sponsored enterprise stock	$2	$3,462	$2	$3,196	$3	$2,911

Community bank stocks	2,045	2,919	1,697	1,924	1,378	1,445

Large cap financial services company stocks	6,701	8,722	6,715	6,741	7,992	7,774

Total	$8,748	$15,103	$8,414	$11,861	$9,373	$12,130

      These holdings are maintained for long-term appreciation in these segments of the market.

      As of December 31, 2003, amortized cost reflects a write-down for other than temporary impairment charges totaling $872,000. These charges were recognized when the market value of a specific holding had not exceeded cost at any time in the prior six months.

      Sterling recognized other than temporary impairment charges of $130,000, $1,160,000 and $224,000 in 2003, 2002, and 2001.

Table 6 — Investment Securities (Yields)

      The following table shows the maturities of held-to-maturity debt securities at amortized cost as of December 31, 2003, and approximate weighted average yields of such securities. Yields on states and political subdivision securities are shown on a tax equivalent basis, assuming a 35% federal income tax rate.

			Over 1 thru 5		Over 5 thru 10
	1 Year and Less		Years		Years		Over 10 Years		Total

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

States and political subdivisions	$555	7.06%	$15,111	7.42%	$7,059	7.14%	$595	8.95%	$23,320	7.37%

Mortgage-backed securities	—	—	42	6.20%	112	6.27%	18	3.05%	172	5.92%

Corporate securities	115	2.00%	—	—	—	—	507	4.73%	622	4.23%

Total	$670	6.19%	$15,153	7.42%	$7,171	7.13%	$1,120	6.94%	$24,114	7.27%

      The following table shows the maturities of available-for-sale debt securities at fair value as of December 31, 2003, and approximate weighted average yields of such securities. Yields on states and political subdivision securities are shown on a tax equivalent basis assuming a 35% federal income tax rate.

			Over 1 thru 5		Over 5 thru 10
	1 Year and Less		Years		Years		Over 10 Years		Total

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury securities	$2,278	3.98%	$4,821	3.33%	$—	—	$—	—	$7,099	3.53%

U.S. Government agencies	29,893	2.71%	45,563	4.32%	90,073	4.14%	—	—	165,529	3.93%

States and political subdivisions	4,028	4.77%	25,148	5.96%	52,110	6.54%	146,985	6.40%	228,271	6.35%

Mortgage-backed securities	65	6.08%	3,584	4.74%	4,053	3.97%	15,967	6.01%	23,669	5.47%

Corporate securities	18,829	6.50%	78,917	5.32%	1,630	6.54%	1,002	9.23%	100,378	5.60%

Total	$55,093	4.21%	$158,033	5.06%	$147,866	5.01%	$163,954	6.38%	$524,946	5.37%

      There is no issuer of securities in which the aggregate book value of that issuer, other than securities of the U.S. Treasury, U.S. Government agencies, exceeds 10% of stockholders’ equity.

Loans

      Loans outstanding increased $199,997,000, or 15.4% in 2003, compared to 18.0% growth experienced in 2002. The overall growth in loans is consistent with a stable local economy, and continued demand for loans to support existing customers’ growth. Sterling experienced growth in every loan category except real estate mortgage, which is attributable to the following factors:

•	Commercial and agricultural loans increased $37,266,000, or 13.1% from December 31, 2002. Sterling has experienced increased business loan demand during 2003 as customers capitalized on the low interest rate environment to fund their capital expenditures. Growth has also come from Sterling’s newer markets, including Berks County, Pennsylvania, and Carroll County, Maryland. Sterling expects to see continued growth in these two new markets, as it expands its geographic footprint.

•	Commercial real estate loans have increased $53,638,000 or 13.4% since December 31, 2002. The low interest rate environment, entrance to the new markets, and increased emphasis on commercial real estate lending has generated additional real estate lending opportunities.

•	Loans to financial institutions totaled $19,488,000 at December 31, 2003, a $14,788,000 increase over December 31, 2002. This is a direct result of the Correspondent Services Group, a division of Bank of Lancaster County, N.A. started in the latter half of 2002 to serve the needs of financial institutions in the Mid-Atlantic region.

•	Consumer loans have also benefited from the low interest rate environment and reported a $32,174,000 increase. Customers are using home equity loans to make improvements to their homes, buy new vehicles, and make other discretionary purchases. In addition, Sterling has been utilizing advertising campaigns in target markets to increase its retail relationships.

•	Despite the historic lows in mortgage rates and the resulting origination volume, Sterling’s real estate mortgage loan balance has decreased $22,217,000 or 21.6% since December 31, 2002. As a result of the low interest rate environment, Sterling has experienced higher levels of early payoffs, as customers are refinancing at lower interest rates.

•	Finance receivables have increased $56,533,000 from December 31, 2002 to December 31, 2003, and lease financing receivables increased $23,848,000 during the same period. This growth is the result of Sterling’s two specialty lending subsidiaries, Equipment Finance and Town & Country Leasing, which have generated a significant volume of new business.

A primary reason for Equipment Finance’s decision to be affiliated with Sterling was the funding that Sterling could provide in order to increase its market share. Since Sterling’s acquisition in February 2002, Equipment Finance has been able to capture new business and increase its finance receivables outstanding.

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

Table 7 — Loan Portfolio

      The following table sets forth the composition of Sterling’s loan portfolio as of the dates indicated:

	December 31,

	2003	2002	2001	2000	1999

Commercial and agricultural	$321,728	$284,462	$271,348	$250,483	$220,791

Commercial real estate	453,456	399,818	326,826	272,230	236,167

Financial	19,488	4,700	—	—	—

Real estate-construction	23,471	19,504	19,710	9,665	9,127

Real estate-mortgage	80,674	102,891	117,293	142,534	155,894

Consumer	316,190	284,016	279,139	279,645	263,356

Finance receivables (net of unearned income)	171,733	115,200	—	—	—

Lease financing (net of unearned income)	109,285	85,437	83,857	78,658	73,123

Total	$1,496,025	$1,296,028	$1,098,173	$1,033,215	$958,458

Table 8 — Loan Maturity and Interest Sensitivity

      The following table sets forth the maturity of the commercial loan portfolio as of December 31, 2003.

		After One
	Within	but Within	After Five
	One Year	Five Years	Years	Total

Commercial and agricultural, financial and commercial real estate	$42,125	$175,788	$576,759	$794,672

Real estate — construction	18,503	146	4,822	23,471

	$60,628	$175,934	$581,581	$818,143

      Commercial loans due after one year totaling $332,337,000 have variable interest rates. The remaining $435,178,000 in loans have fixed rates.

Asset Quality

      Sterling’s loan portfolios are subject to varying degrees of credit risk. Credit risk is mitigated through prudent underwriting standards, on-going credit review, and monitoring and reporting asset quality measures. Additionally, loan portfolio diversification, limiting exposure to a single industry or borrower, and requiring collateral also reduces Sterling’s credit risk.

      Sterling’s commercial, consumer and residential mortgage loans are principally to borrowers in south central Pennsylvania, northern Maryland, and northern Delaware. As the majority of Sterling’s loans are located in this area, a substantial portion of the debtor’s ability to honor their obligations may be affected by the level of economic activity in the market area. Sterling’s finance receivables are primarily to customers in the eastern part of the United States to finance forestry and land clearing equipment.

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

Table 9 — Nonaccrual, Past Due and Restructured Loans

      The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans:

	December 31,

	2003	2002	2001	2000	1999

Nonaccrual loans	$3,136	$10,643	$6,707	$3,102	$771

Accruing loans, past due 90 days or more	1,513	545	1,562	1,145	882

Restructured loans	—	521	531	1,851	1,961

Total non-performing loans	4,649	11,709	8,800	6,098	3,614

Foreclosed assets	601	293	74	469	504

Total non-performing assets	$5,250	$12,002	$8,874	$6,567	$4,118

Nonaccrual loans:

Interest income that would have been recorded under original terms	$433	$458	$429	$196	$98

Interest income recorded	139	60	43	94	8

Ratios:

Non-performing loans to total loans	0.31%	0.90%	0.80%	0.59%	0.38%

Non-performing assets to total loans and foreclosed assets	0.35%	0.93%	0.81%	0.64%	0.43%

Non-performing assets to total assets	0.22%	0.48%	0.48%	0.38%	0.26%

      As of December 31, 2003, non-performing assets were $5,250,000, a decrease of $6,752,000 or 56.3% from December 31, 2002. Restructured loans included in non-performing loans, represented a series of loans to one borrower in the real estate business, which were fully secured with real estate collateral and were current as to modified contractual obligations. In 2003, these loans were removed from restructured status as they remained current and met contractual obligations as required by the loan agreements.

      During 2003, several favorable developments occurred, which contributed to the $7,507,000 reduction in nonaccrual loans. These developments were as follows:

•	An agreement was reached with two large commercial relationships that were classified as nonaccrual loans at December 31, 2002, which resulted in the liquidation of business assets, foreclosure by Sterling on certain remaining assets, and the charge-off of the remaining principal balance. As a result of these agreements, $3,050,000 was transferred from loans to foreclosed assets, $900,000 in business assets were liquidated by the borrower and used to reduce outstanding loan balances, and $620,000 was charged off on these loans. Subsequent to foreclosure, $2,500,000 in real estate foreclosed in 2003 was sold to a third party with external financing sources. The settlement of this transaction resulted in a minor gain on sale of real estate.

•	Two large commercial relationships in nonaccrual status had substantial principal payments during the year, including a $1,500,000 relationship that was paid off in its entirety, and a reduction of $600,000 in nonaccrual loans on a second relationship.

      Potential problem loans are defined as performing loans, which have characteristics that cause management to have serious doubts as to the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as nonperforming loans in the future. Total potential problem loans were approximately $7.1 million at December 31, 2003 and $1.2 million at December 31, 2002. Additionally, outstanding letter of credit commitments totaling approximately $2.3 million could result in potential problem loans, if drawn upon. The majority of these loans are secured by a combination of business assets and/or real estate with acceptable loan-to-value ratios.

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

      Management assigns internal risk ratings to all commercial relationships with aggregate borrowings or commitments to extend credit in excess of $100,000. Using migration analysis for the previous eight quarters, management develops a loss factor test, which it then uses to estimate losses on impaired loans, potential problem loans and non-classified loans. When management finds loans with uncertain collectibility of principal and interest, it places those loans on the “problem list,” and evaluates them on a quarterly basis in order to estimate potential losses. Management’s analysis considers:

•	Adverse situations that may affect the borrower’s ability to repay;

•	Estimated value of underlying collateral; and

•	Prevailing market conditions.

      If management determines that a specific reserve allocation is not required, it assigns the general loss factor based on historical performance to determine the reserve. For homogeneous loan types, such as consumer and residential mortgage loans, management bases specific allocations on the average loss ratio for the previous two years for each specific loan pool. Additionally, management adjusts projected loss ratios for other factors, including the following:

•	Trends in delinquency levels;

•	Trends in non-performing and potential problem loans;

•	Trends in composition, volume and terms of loans;

•	Effects in changes in lending policies or underwriting procedures;

•	Experience ability and depth of management;

•	National and local economic conditions;

•	Concentrations in lending activities; and

•	Other factors as management may deem appropriate.

      Management determines the unallocated portion of the allowance for loan losses based on the following criteria:

•	Risk of error in the specific and general reserve allocations;

•	Other potential exposure in the loan portfolio;

•	Variances in management’s assessment of national and local economic conditions; and

•	Other internal or external factors that management believes appropriate at that time.

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

      A summary of the activity in the allowance for loan losses is as follows:

Table 10 — Summary of Loan Loss Experience

	Years Ended December 31,

	2003	2002	2001	2000	1999

Beginning balance	$12,953	$11,071	$11,716	$11,875	$11,475

Allowance acquired in acquisition	—	837	—	—	—

Loans charged off during year:

Commercial and agricultural	556	485	1,152	45	58

Commercial real estate	399	—	—	523	292

Financial	—	—	—	—	—

Real estate mortgage	142	210	1	53	107

Consumer	1,138	961	864	459	661

Lease financing	504	429	577	101	31

Finance receivables	37	85	—	—	—

Total charge-offs	2,776	2,170	2,594	1,181	1,149

Recoveries:

Commercial and agricultural	187	819	8	37	169

Commercial real estate	234	4	428	58	29

Financial	—	—	—	—	—

Real estate mortgage	1	2	—	10	—

Consumer	255	269	269	301	247

Lease financing	86	24	27	11	44

Finance receivables	19	2	—	—	—

Total recoveries	782	1,120	732	417	489

Net loans charged off	1,994	1,050	1,862	764	660

Provision for loan losses	3,697	2,095	1,217	605	1,060

Balance at end of year	$14,656	$12,953	$11,071	$11,716	$11,875

Ratio of net loans charged off to average loans outstanding	0.14%	0.08%	0.17%	0.08%	0.07%

Ending allowance for loan losses to net loans charged off	7.4x	12.3x	5.9x	15.3x	18.0x

Net loans charged off to provision for loan losses	53.9%	50.1%	152.9%	126.2%	62.3%

Allowance for loan losses as a percent of total loans outstanding	0.98%	1.00%	1.01%	1.13%	1.24%

Allowance for loan losses as a percent of non-performing loans	315.2%	110.6%	125.8%	192.1%	328.6%

      The allowance for loan losses increased $1,703,000 from $12,953,000 at December 31, 2002, to $14,656,000 at December 31, 2003. The allowance represents 0.98% of loans outstanding at December 31, 2003, and continued a trend in lower reserve levels to outstanding loans.

      Despite the improvements in non-performing assets, Sterling increased its provision for loan losses to $3,697,000 for 2003, as compared to $2,095,000 for 2002. The increase in the provision is consistent with the increase in net charge-offs during the period, combined with the growth in the loan portfolio and the increase in potential problem loans. Certain qualitative factors have also led to the increase in provision for loan losses, including our customer base, in which we have observed cash flows being negatively impacted by the national and local economic conditions, Sterling’s entry into new geographic markets resulting in the employment of new relationship managers, as well as turnover of experienced relationship managers.

Table 11 — Allocation of Allowance for Loan Losses

	Years Ended December 31,

	2003		2002		2001		2000		1999

		Loans		Loans		Loans		Loans		Loans
		% to		% to		% to		% to		% to
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Commercial, financial and agricultural	$9,337	53%	$8,355	53%	$6,751	54%	$7,816	50%	$6,821	48%

Real estate — mortgage and construction	218	5%	138	9%	188	13%	255	15%	256	17%

Consumer	1,443	20%	962	22%	791	25%	1,283	27%	1,649	27%

Leases	1,856	13%	1,032	7%	617	8%	512	8%	638	8%

Finance receivables	807	9%	854	9%	—	—	—	—	—	—

Unallocated	995	0%	1,612	0%	2,724	0%	1,850	0%	2,511	0%

Total	$14,656	100%	$12,953	100%	$11,071	100%	$11,716	100%	$11,875	100%

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

      The largest reserve allocation is to the commercial, financial and agricultural loan portfolio, which represents approximately 53% of the reserve balance. This reflects the increase in net charge-offs, increases in loans, entering new markets with new lenders, and changes in other factors that impact the inherent risks in the portfolio. This non-homogeneous loan portfolio, along with leases, continues to represent the greatest risk exposure to Sterling. The loans, generally, are larger than the remainder of the portfolio and the related collateral is not as marketable. Additionally, other external factors, such as competition for high rated credits, is also considered in allocating this reserve balance.

      During 1998, Sterling sold its credit card portfolio, which was included in the consumer loan category in determining the allocation of the allowance for loan losses. As a result of the sale of this portfolio, Sterling has seen an improvement in charge-offs in consumer loans in 1998 through 2000, which resulted in lower historical charge-off percentages used in developing the quantitative portion of the reserve allocation. As a result, the allocation of the allowance for loan losses to the consumer loan portfolio generally lowered from 1998 – 2001. As a result of the recent downturn in the economy and management’s approach in more aggressively charging off consumer loans, Sterling has experienced a steady increase in net charge-offs during the last three years. This increase, which led to higher historical charge-off percentages, combined with an increased qualitative adjustment, resulted in an increase in the consumer loan allocation in 2002.

      During 2003, the reserve allocation related to the lease portfolio has increased consistent with the trends noted in lease charge-offs during the last two years and continued uncertainty as to the impact of the economy on the slumping transportation industry and other factors that impact the inherent risks in the portfolio.

      The unallocated portion of the allowance reflects estimated inherent losses within the portfolio that have not been detected. The unallocated portion of the reserve results due to risk of error in the specific and general reserve allocations, other potential exposure in the loan portfolio, variances in management’s assessment of national and local economic conditions, and other internal or external factors that management believes appropriate at the time.

      While management believes Sterling’s allowance for loan losses is adequate based on information currently available, future adjustments to the reserve may be necessary due to changes in economic conditions, and management’s assumptions as to future delinquencies or loss rates.

Assets Held for Operating Leases

      After several years of steady growth, Sterling’s assets held for operating leases portfolio experienced a decline during 2003. Assets held for operating leases were $57,891,000 at December 31, 2003, compared to $63,291,000 at December 31, 2002, an 8.5% decrease. The decrease can be attributed to economic conditions, in which the low interest rate environment and bonus tax depreciation on personal property has resulted in a greater willingness of customers to enter into finance leases, or more traditional commercial lending arrangements.

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

Deposits

      Sterling continues to rely heavily on deposit growth as a primary source of funds for lending activities. Total deposits at December 31, 2003 were $1,778,587,000, compared to $1,702,302,000 at December 31, 2002, an increase of 4.5%. Sterling has experienced growth in its demand deposit and savings accounts, while seeing a decline in its certificate of deposit portfolio.

      During the past two years, the banking industry has seen customers migrate their investment funds from the equity market to safer and more liquid investments. Banks have benefited from this shift in consumer preference and have been able to grow their deposit base, particularly in the money-market indexed funds. The decrease in certificates of deposits from 2002 to 2003 is due to its reduced attractiveness in a low interest rate environment. With the recent improvement in the equity market, management anticipates it will not be able to continue to generate the deposit growth it has seen in the past two years, as investors will migrate back to the equity market. Sterling will continue to explore new products to meet the needs of its customers in order to grow its deposit balances.

Table 12 — Average Deposit Balances and Rates Paid

      The following table summarizes the average amounts of deposits and rates paid for the years indicated:

	Years Ended December 31,

	2003		2002		2001

	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest-bearing demand deposits	$206,372	—	$186,860	—	$168,678	—

Interest-bearing demand deposits	558,425	0.62%	494,778	1.02%	435,199	1.98%

Savings deposits	205,373	0.61%	186,403	1.06%	167,978	2.10%

Time deposits	746,421	3.31%	742,198	4.20%	689,797	5.43%

Total	$1,716,591		$1,610,239		$1,461,652

Table 13 — Deposit Maturity

      The following table summarizes the maturities of time deposits of $100,000 or more as of the dates indicated:

	December 31,

	2003	2002

Three months or less	$32,420	$25,798

Over three through six months	23,881	17,754

Over six through twelve months	21,134	20,495

Over twelve months	62,815	77,333

Total	$140,250	$141,380

Short-Term Borrowings

      Short-term borrowings are comprised primarily of securities sold under agreements to repurchase, U.S. Treasury demand notes, borrowings from other financial institutions and lines of credit. As of December 31, 2003, short-term borrowings were $43,878,000, an increase of $2,258,000 from the December 31, 2002 balance of $41,620,000. This increase is primarily attributable to Sterling borrowing $5,000,000 under a line of credit to fund finance receivables, offset by a decrease of approximately $2,326,000 of securities sold under repurchase agreements.

Long-Term Debt

      Long-term debt totaled $195,762,000 at December 31, 2003, an increase of $40,284,000 over December 31, 2002’s balance of $155,478,000.

      In the third quarter of 2003, Sterling entered into a leveraging strategy, in which it borrowed $75,038,000 from the Federal Home Loan Bank of Pittsburgh, and invested the proceeds in U.S. Agency and tax-free securities. The incremental borrowings have a weighted average rate of 2.46%, and weighted average maturity of 39 months.

      Prior to the leveraging strategy, Sterling was meeting its scheduled maturities of long-term debt obligations with funding obtained from deposit growth. This reduction in third party borrowings offset the incremental borrowings that resulted from the leveraging strategy. In addition, the prepayment of two FHLB advances totaling, $5,000,000 occurred in December 2003, and resulted in a prepayment fee of $258,000.

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

      Prior to the third quarter, Sterling presented “company obligated mandatorily redeemable preferred securities of a subsidiary trust” on its balance sheet, which was the trust preferred securities being consolidated in Sterling’s balance sheet. With the adoption of FIN 46, the subsidiary trusts are no longer consolidated, and as a result, the balance sheet now presents junior subordinated debt on its balance sheet.

      In June 2003, Sterling entered into a $36,083,000 junior subordinated note payable with Sterling Financial Statutory Trust II, at a fixed interest rate of 5.55%. This debenture was in addition to Sterling’s first junior subordinated debt with Sterling Financial Statutory Trust I, at a variable interest rate of 3-month

LIBOR plus 360 basis points. The proceeds of the $36,083,000 junior subordinated notes were used to fund internal growth and other corporate matters, including the funding of the cash portions of the Church Capital Management and Bainbridge Securities acquisitions.

Derivative Financial Instruments

      Sterling is a party to derivative instruments in the normal course of business to reduce its own exposure to fluctuations in interest rates and to meet the financing needs of its customers.

Asset Liability Management

      Sterling uses derivative instruments to assist in asset liability management to manage its exposure to earnings volatility caused by fluctuations in interest rates. Interest rate swaps are used to hedge cash flow variability related to floating rate liabilities, through the use of pay-fixed instruments. Gains and losses on derivative instruments reclassified from accumulated other comprehensive income to current-period earnings are included in the line item in which the hedged cash flows are recorded. At December 31, 2003 other comprehensive income included a deferred after-tax loss of $942,000 consisting of a loss on a pay-fixed interest rate swap used to hedge future cash flows on floating rate liabilities, versus $1,078,000 at December 31, 2002. A portion of the amount in other comprehensive income is reclassified from other comprehensive income to interest expense as net settlements occur. For the year end December 31, 2003, Sterling recognized interest expense of $918,000 related to interest rate swaps accounted for as cash flow hedges, versus $543,000 for the year ended December 31, 2002. At December 31, 2003, the notional amount of the interest rate swap was $25,000,000, and had a negative gross carrying value of $1,480 ,000. The interest rate swap matures in 2006.

      Interest rate options, which include caps, are contracts that transfer, modify, or reduce interest rate risk in exchange for the payment of a premium when the contract is initiated. A premium is paid for the right, but not the obligation, to buy or sell a financial instrument at predetermined terms in the future. At December 31, 2003, the notional amount of an interest rate cap purchased was $5,000,000, and its carrying value was reduced to zero.

      In May 2003, Sterling entered into two equity put options as fair value hedges to protect the company from risk that the fair value of its SLM Corporation stock might be adversely impacted by changes in market price. The two equity put options each cover 30,000 shares of SLM’s stock, one with a valuation date in May 2004 and the second with a valuation date of May 2006. If, at the valuation date, the stock price is below the reference price (May 2004 – $31.93; May 2006 – $33.81), the counter-party will pay the difference between the stock’s price on the valuation date and its reference price to Sterling. Sterling paid $258,000 for these put options, and as of December 31, 2003 their fair value was $84,000. The difference was charged to other noninterest expense and totaled $174,000 for the year ended December 31, 2003. At December 31, 2003, the trading price of the SLM Corporation stock was $37.68.

Customer Related

      In the third quarter of 2003, Sterling entered into interest rate contracts; including interest rate caps and interest rate swap agreements to facilitate customer transactions in order to meet their financing needs. A summary of the customer related interest rate contracts at December 31, 2003 is as follows (in thousands):

	Notional	Carrying
	Amount	Value

Interest rate swap agreements (pay fixed/receiving floating)	$7,000	$(33)

Interest rate swap agreements (pay floating/received fixed)	7,000	33

Interest rate caps written	6,000	(27)

Interest rate caps purchased	6,000	27

      The interest rate contract portfolio is actively managed and hedged with offsetting contracts, with identical terms, with third-party counterparties. Changes in the estimated fair value of customer related contracts and related interest settlements, net of the offsetting counterparty contracts, are recorded in noninterest income. Through December 31, 2003, net fees of $28,000 are included in other noninterest income.

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

      One capital management strategy that Sterling has employed is the use of trust preferred capital securities through its wholly owned special purpose subsidiary trusts, Sterling Financial Statutory Trust I and II. The proceeds from the preferred securities were invested in junior subordinated deferrable interest debentures of Sterling, at terms consistent with the trust preferred capital securities. Sterling’s treatment of the preferred capital securities is consistent with long-term debt, and the related dividends being presented as interest expense. Sterling’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by Sterling of the Statutory Trusts’ obligations under the preferred capital securities. As of this writing, the preferred capital securities continue to qualify for Tier 1 capital treatment for Sterling.

      FIN 46 has been the subject of much debate among accounting professionals, regulators, Financial Accounting Standards Board and the SEC staff. While the primary intention of FIN 46 was to require consolidation of certain “off balance sheet” special purpose affiliates for generally accepted accounting principles, one consequence is to require deconsolidation of trust subsidiaries used for purposes of issuing Trust Preferred Securities. This deconsolidation could jeopardize Tier 1 capital treatment of the trust preferred securities in regulatory capital calculations, when final clarification of the guidance is issued. In June 2003, the Board of Governors of the Federal Reserve issued interim guidance, which instructs institutions with trust preferred securities to continue reporting in their Tier 1 capital for regulatory purposes.

      Sterling has $55,000,000 in trust preferred securities as of December 31, 2003, which has been included as Tier 1 capital in its regulatory capital calculations. In the event of an unfavorable outcome, which would prohibit inclusion of the trust preferred securities as Tier 1 capital in the future, Sterling’s Tier 1 ratio would be negatively impacted. However, Sterling expects its Tier 1 and total capital ratios will remain above the well-capitalized thresholds.

      Earnings retention, which represents net income less dividends declared, is a primary source of additional capital to Sterling. During 2003, Sterling retained $17,130,000, or 58.9%, of its net income. The acquisition of Church and Bainbridge has provided additional capital of $7,315,000.

      During the second quarter of 2003, Sterling announced that its Board of Directors authorized a plan to purchase, in open market and privately negotiated transactions, up to 1,000,000 shares of its outstanding common stock. This newly approved repurchase plan, when combined with 42,692 shares remaining to be purchased under Sterling’s repurchase plan announced in February 2001, represents approximately 4.9% of the outstanding shares of Sterling’s common stock. Through December 31, 2003, 93,750 shares have been repurchased under this program at an average price of $21.37.

      Sterling and its banking subsidiaries are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Sterling and the subsidiary banks’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Sterling and its banking subsidiaries must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and reclassifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

      Quantitative measures established by regulation to ensure capital adequacy require Sterling and its banking subsidiaries to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of December 31, 2003 and 2002 that Sterling and the subsidiary banks met all minimum capital adequacy requirements to which they are subject.

      As of December 31, 2003, the most recent notification from the Federal Deposit Insurance Corporation categorized the banks as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” institutions must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the banks’ category. Sterling’s and the banks’ actual capital amounts and ratios as of December 31, 2003, and 2002 are also presented in the table.

Table 14 — Risked-Based Capital

      Sterling’s actual capital amount and ratios are as follows:

			Minimum Capital
	Actual Capital		Requirement

	Amount	Ratio	Amount	Ratio

December 31, 2003

Total capital to risked weighted assets	$244,621	13.4%	$145,952	8.0%

Tier 1 capital to risked weighted assets	227,106	12.4%	72,976	4.0%

Tier 1 capital to average assets	227,106	10.0%	90,546	4.0%
December 31, 2002

Total capital to risked weighted assets	$198,476	12.2%	$129,853	8.0%

Tier 1 capital to risked weighted assets	183,848	11.3%	64,927	4.0%

Tier 1 capital to average assets	183,848	8.7%	84,376	4.0%

      The improvement in the capital ratios at December 31, 2003 from 2002, are principally attributable to the $35,000,000 trust preferred securities, issued in June 2003, which presently qualifies for Tier 1 Capital treatment.

Liquidity

      Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of Sterling are met.

      Sterling’s funds are available from a variety of sources, including assets that are readily convertible to cash (federal funds sold, short-term investments), securities portfolio, scheduled repayments of loans receivable, core deposit base, short-term borrowing capacity with a number of correspondent banks and the Federal Home Loan Bank (FHLB), and the ability to package residential mortgage loans originated for sale. As of December 31, 2003, Sterling has unused funding commitments from these financial institutions and the FHLB totaling $316,900,000.

      The liquidity of the parent company also represents an important aspect of liquidity management. The parent company’s net cash outflows consist principally of dividends to shareholders and unallocated corporate expenses. The main source of funding for the parent company is the dividends it receives from its banking subsidiaries. Federal and state banking regulations place certain restrictions on dividends paid to the parent company from the subsidiary banks. The total amount of dividends that may be paid from the subsidiary banks to Sterling total $61,390,000 at December 31, 2003.

      Sterling manages liquidity by monitoring projected cash inflows and outflows on a daily basis, and believes it has sufficient funding sources to maintain sufficient liquidity under varying degrees of business conditions.

Contractual Obligations, Commitments and Off-balance Sheet Arrangements

      Sterling enters into contractual obligations in its normal course of business to fund loan growth, for asset/ liability management purposes, to meet required capital needs and for other corporate purposes. The following table presents significant fixed and determinable contractual obligations by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

			Payments Due In
		Total
	Note	Amount	One Year or	One to	Three to	Over Five
	Reference	Committed	Less	Three Years	Five Years	Years

Deposits without a stated maturity		$1,037,952	$1,037,952	$—	$—	$—

Time deposits	10	740,635	358,238	144,596	233,189	4,612

Securities sold under repurchase agreements	11	7,794	7,794	—	—	—

Interest-bearing demand notes issued to the U.S. Treasury	11	6,084	6,084	—	—	—

Lines of credit	11	30,000	30,000	—	—	—

Long-term debt	12	195,762	30,312	36,726	73,418	55,306

Subordinated notes payable	13	56,702	—	—	—	56,702

Operating leases	7	11,576	1,479	2,327	1,704	6,066

		$2,086,505	$1,471,859	$183,649	$308,311	$122,686

      Sterling is a party to derivative instruments in the normal course of business, to assist in asset liability management and reduce exposure in earnings volatility caused by fluctuations in interest and market conditions and to meet the financing needs of its customers. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of the expected future cash receipts or payments based on market and interest rate conditions as of the balance sheet date. The fair values of the contracts can change daily as market and interest rate conditions fluctuate. These derivative contracts require monthly cash settlement. As the derivative liabilities recorded on the balance sheet do not represent the amounts that will ultimately be paid under the contract, they are not included in the table of contractual obligations discussed above. Further discussion of derivative instruments is included in Notes 1 and 15 to the consolidated financial statements.

      A schedule of significant commitments at December 31, 2003 is as follows:

      Commitments to extend credit:

Unused home equity lines of credit	$59,550

Other commitments to extend credit	264,329

Standby letters of credit	67,557

$391,436

      Further discussion of these commitments to extend credit is included in Note 15 to the consolidated financial statements. In addition, Sterling has commitments and obligations under employee benefit plans as discussed in Note 17 to the consolidated financial statements.

      Sterling has no off-balance sheet arrangements through the use of special-purpose entities.

New Financial Accounting Standards

      Note 1 to the consolidated financial statements discusses the expected impact on Sterling’s financial condition or results of operations for recently issued or proposed accounting standards that have not been adopted. To the extent we anticipate a significant impact to Sterling’s financial condition or results of operations, appropriate discussion takes place in the applicable note to the consolidated financial statements.

Item 7A — Quantitative and Qualitative Disclosures About Market Risk

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

      Management endeavors to control the exposures to changes in interest rates by understanding, reviewing and making decisions based on its risk position. The corporate asset/liability committee is responsible for these decisions. The corporation primarily uses the securities portfolios and borrowings to manage its interest rate risk position. Additionally, pricing, promotion and product development activities are directed in an effort to emphasize the loan and deposit term or repricing characteristics that best meet current interest rate risk objectives. At present, the use of off-balance sheet instruments is not significant.

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

      The simulation analysis results are presented in Table 15a. These results indicate that the corporation would expect net interest income to increase over the next twelve months by 3.9% assuming an immediate upward shift in market interest rates of 2.00% and to decrease by 5.3% if rates shifted downward in the same manner. This profile reflects an asset sensitive short-term rate risk position and is within the guidelines set by policy. At December 31, 2002, annual net interest income was expected to increase by 1.9% in the upward scenario and to decrease by 3.3% in the downward scenario. The risk position has changed from the prior year-end to a more asset sensitive position primarily due to an increase in the volume of variable commercial and consumer loans as well as fed funds sold.

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

      The net present value analysis results are presented in Table 15b. These results indicate that the net present value would be unchanged assuming an immediate upward shift in market interest rates of 2.00% and to decrease 1.7% if rates shifted downward in the same manner. The risk position of Sterling is within the guidelines set by policy. At December 31, 2002, the analysis indicated that the net present value would decrease 0.3% assuming an immediate upward shift in market interest rates of 2.00% and to decrease 1.1% if rates shifted downward in the same manner.

Table 15a			Table 15b

Change in	% Change in		Change in	% Change in Present
Market Interest Rates	Net Interest income		Market Interest Rates	Value of Equity

	2003	2002		2003	2002

-200	-5.3%	-3.3%	-200	-1.7%	-1.1%

-100	-2.0%	-1.1%	-100	-0.7%	-0.3%

0	0.0%	0.0%	0	0.0%	0.0%

+100	2.0%	1.0%	+100	0.1%	0.1%

+200	3.9%	1.9%	+200	0.0%	-0.3%

Item 8 — Financial Statements

      (a) The following audited consolidated financial statements and related documents are set forth in the Annual Report on Form 10-K on the following pages:

Report of Independent Auditors

The Board of Directors and Shareholders

Sterling Financial Corporation

      We have audited the accompanying consolidated balance sheets of Sterling Financial Corporation as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sterling Financial Corporation at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 1 to the Consolidated Financial Statements, in 2002, Sterling Financial Corporation changed its method of accounting for goodwill.

Philadelphia, Pennsylvania

January 27, 2004

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,

(Dollars in thousands)	2003	2002

Assets

Cash and due from banks	$64,996	$82,208

Federal funds sold	19,102	25,131

Cash and cash equivalents	84,098	107,339

Interest-bearing deposits in banks	4,102	3,412

Short-term investments	11,275	11,200

Mortgage loans held for sale	11,520	16,784

Securities held-to-maturity (fair value 2003 — $37,405; 2002 — $38,368)	35,956	36,596

Securities available-for-sale	540,049	551,696

Loans, net of allowance for loan losses (2003 — $14,656; 2002 — $12,953)	1,481,369	1,283,075

Premises and equipment, net	38,720	35,212

Assets held for operating lease, net	57,891	63,291

Other real estate owned	520	207

Goodwill	30,490	18,360

Intangible assets	5,083	121

Accrued interest receivable	11,236	11,770

Other assets	31,208	17,865

Total assets	$2,343,517	$2,156,928

Liabilities

Deposits:

Noninterest-bearing	$250,119	$208,119

Now and money market	577,486	544,055

Savings	210,347	189,534

Time	740,635	760,594

Total deposits	1,778,587	1,702,302

Short-term borrowings	43,878	41,620

Long-term debt	195,762	155,478

Subordinated notes payable	56,702	20,619

Accrued interest payable	6,273	7,981

Other liabilities	42,304	32,095

Total liabilities	2,123,506	1,960,095

Stockholders’ equity

Preferred stock, no par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—

Common stock — $5.00 par value, 70,000,000 shares authorized; issued 2003 — 21,776,551 shares; 2002 — 16,923,069 shares	108,883	84,615

Capital surplus	44,615	34,949

Escrowed shares (2003 — 240,002 shares; 2002 — 0 shares)	(4,877)	—

Retained earnings	58,874	63,521

Accumulated other comprehensive income	13,827	14,299

Common stock in treasury, at cost (2003 — 59,310 shares; 2002 — 22,500 shares)	(1,311)	(551)

Total stockholders’ equity	220,011	196,833

Total liabilities and stockholders’ equity	$2,343,517	$2,156,928

The accompanying notes are an integral part of these consolidated financial statements.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

	Years Ended December 31,

(Dollars in thousands, except per share data)	2003	2002	2001

Interest and dividend income

Loans, including fees	$99,657	$93,635	$85,283
Debt securities

Taxable	16,482	19,484	19,245

Tax-exempt	9,990	9,059	8,556

Dividends	632	514	731

Federal funds sold	232	850	2,040

Short-term investments	81	49	61

Total interest and dividend income	127,074	123,591	115,916

Interest expense

Deposits	29,443	38,174	49,612

Short-term borrowings	1,599	1,531	617

Long-term debt	8,044	8,044	7,045

Subordinated debt	2,070	894	—

Total interest expense	41,156	48,643	57,274

Net interest income	85,918	74,948	58,642

Provision for loan losses	3,697	2,095	1,217

Net interest income after provision for loan losses	82,221	72,853	57,425

Noninterest income

Income from fiduciary activities	4,954	4,227	4,166

Service charges on deposit accounts	5,797	5,576	5,367

Other service charges, commissions and fees	5,658	4,570	3,718

Mortgage banking income	4,037	3,103	2,222

Rental income on operating leases	25,799	25,752	24,319

Other operating income	2,965	2,064	1,423

Securities gains (losses)	511	(460)	2,710

Total noninterest income	49,721	44,832	43,925

Noninterest expenses

Salaries and employee benefits	39,436	36,860	30,990

Net occupancy	4,926	4,209	3,826

Furniture and equipment	6,368	5,762	5,081

Professional services	3,154	2,845	2,412

Depreciation on operating lease assets	21,438	20,902	19,217

Other	17,246	15,344	13,646

Total noninterest expenses	92,568	85,922	75,172

Income before income taxes	39,374	31,763	26,178

Income tax expenses	10,315	7,018	5,844

Net income	$29,059	$24,745	$20,334

Per share information

Basic earnings per share	$1.37	$1.19	$1.04

Diluted earnings per share	1.35	1.18	1.03

Dividends declared	0.56	0.53	0.50

The accompanying notes are an integral part of these consolidated financial statements.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
					Other	Treasury
	Shares				Comprehensive	and
	Common	Common	Capital	Retained	Income	Escrowed
(Dollars in thousands)	Stock	Stock	Surplus	Earnings	(Loss)	Shares	Total

Balance, January 1, 2001	12,546,477	$62,732	$17,856	$56,261	$2,498	$—	$139,347
Comprehensive income

Net Income				20,334			20,334

Change in net unrealized gain (loss) on securities AFS, net of reclassification adjustment and tax effects					2,935		2,935

Total comprehensive income							23,269

Common stock issued	186	1	2				3

Cash dividends declared				(9,772)			(9,772)

Purchase of treasury stock (53,077)						(1,061)	(1,061)
Issuance of treasury stock

Directors’ compensation plan (3,000 shares)			12			54	66

Stock options (15,367 shares)			(21)			280	259

Balance, December 31, 2001	12,546,663	62,733	17,849	66,823	5,433	(727)	152,111
Comprehensive income

Net income				24,745			24,745

Change in net unrealized gain (loss) on securities AFS, net of reclassification adjustment and tax effects					9,944		9,944

Change in unrealized loss on interest rate swap					(1,078)		(1,078)

Total comprehensive income							33,611

Common stock issued:

Acquisition of Equipment Finance, Inc	954,452	4,772	16,226				20,998

Stock options	48,093	241	404				645

5-for-4 stock split effected in the form of a 25% common stock dividend	3,373,861	16,869		(16,901)			(32)
Issuance of treasury stock

Directors’ compensation plan (3,900 shares)			33			65	98

Stock options (32,654 shares)			(109)			662	553

Purchase of treasury stock (22,500 shares)						(551)	(551)

Cash dividends declared				(11,146)			(11,146)

Income tax benefit of nonqualified stock options			171				171

Compensation expense on modification of stock option awards			375				375

Balance, December 31, 2002	16,923,069	84,615	34,949	63,521	14,299	(551)	196,833

Comprehensive income:

Net Income				29,059			29,059

Other comprehensive income:

Change in net unrealized gain/loss on securities AFS, net of reclassification adjustment and tax effects					(608)		(608)

Change in unrealized loss on interest rate swap					136		136

Total comprehensive income							28,587

Common stock issued:

Acquisition of Church/ Bainbridge	480,000	2,400	9,792			(4,877)	7,315

Stock options	17,947	90	225				315

Directors’ compensation plan	225	1	20				21
Issuance of treasury stock

Dividend Reinvestment Plan (29,548 shares)			(20)			720	700

Directors’ compensation plan (6,725) shares)			5			150	155

Stock options (78,267 shares)			(563)			1,829	1,266

Purchase of treasury stock (139,500 shares)						(3,459)	(3,459)

Cash dividends declared				(11,929)			(11,929)

Income tax benefit of nonqualified stock options			207				207

5-for-4 stock split effected in the form of a 25% common stock dividend	4,355,310	21,777		(21,777)			—

Balance, December 31, 2003	21,776,551	$108,883	$44,615	$58,874	$13,827	$(6,188)	$220,011

The accompanying notes are an integral part of these consolidated financial statements.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,

(Dollars in thousands)	2003	2002	2001

Cash Flows from Operating Activities

Net income	$29,059	$24,745	$20,334

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	25,708	24,926	23,001

Accretion and amortization of investment securities	741	762	38

Amortization of intangible assets	236	167	189

Provision for loan losses	3,697	2,095	1,217

Provision for deferred income taxes	887	936	(1,113)

(Gains) losses on sales of securities available-for-sale	(511)	460	(2,710)

Gains on sale of mortgage loans	(2,122)	(1,393)	(898)

Proceeds from sales of mortgage loans	263,740	177,381	142,242

Originations of mortgage loans held for sale	(256,354)	(171,748)	(160,390)

Change in operating assets and liabilities:

(Increase) decrease in accrued interest receivable	534	346	(129)

(Increase) decrease in other assets	(7,951)	(139)	(3,779)

Increase (decrease) in accrued interest payable	(1,708)	(771)	(1,333)

Increase (decrease) in other liabilities	7,846	755	6,071

Other	(100)	375	—

Net cash provided by operating activities	63,702	58,897	22,740

Cash Flows From Investing Activities

Net increase in interest-bearing deposits in other banks	(690)	(1,045)	(1,851)

Net increase in short-term investments	(75)	(9,923)	(674)

Proceeds from sales of securities available-for-sale	74,907	29,150	28,107

Proceeds from maturities or calls of securities held-to-maturity	5,522	7,617	13,784

Proceeds from maturities or calls of securities available-for-sale	114,577	94,619	141,010

Purchases of securities held-to-maturity	(4,874)	(2,420)	(4,737)

Purchases of securities available-for-sale	(178,905)	(170,400)	(217,346)

Net loans and direct finance leases made to customers	(202,304)	(118,678)	(66,820)

Purchases of equipment acquired for operating leases, net	(16,038)	(25,197)	(23,920)

Purchases of premises and equipment (net)	(7,738)	(6,974)	(6,162)

Net cash paid for business combination	(8,282)	(8,783)	—

Cash placed in escrow related to business combination	(5,280)	—	—

Net cash used by investing activities	(229,180)	(212,034)	(138,609)

Cash Flows From Financing Activities

Net increase in deposits	76,285	166,653	115,349

Net increase (decrease) in short-term borrowings	2,258	(45,655)	(5,371)

Proceeds from issuance of long-term debt	75,038	65,250	56,000

Repayment of long-term debt	(34,754)	(30,865)	(48,757)

Proceeds from issuance of trust preferred securities	36,083	20,619	—

Proceeds from issuance of common stock	336	645	3

Cash dividends	(11,671)	(10,771)	(9,654)

Cash paid in lieu of fractional shares	—	(32)	—

Purchase of treasury stock	(3,459)	(551)	(1,061)

Proceeds from issuance of treasury stock	2,121	651	325

Net cash provided by financing activities	142,237	165,944	106,834

Net change in cash and cash equivalents	(23,241)	12,807	(9,035)

Cash and cash equivalents:

Beginning of year	107,339	94,532	103,567

End of year	$84,098	$107,339	$94,532

Supplemental Disclosure of Cash Flow Information:

Cash payments for:

Interest	$55,410	$49,383	$58,607

Income taxes	9,224	6,457	6,660

The accompanying notes are an integral part of these consolidated financial statements.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(All dollar amounts presented in the tables are in thousands, except per share data)

Note 1 — Summary of Significant Accounting Policies

      Basis of Presentation and Consolidation — The consolidated financial statements include the accounts of Sterling Financial Corporation (Sterling) and its wholly-owned subsidiaries, Bank of Lancaster County, N.A. (Bank of Lancaster County), First National Bank of North East (First National), Bank of Hanover and Trust Company (Bank of Hanover), HOVB Investment Co., T&C Leasing, Inc. (T&C), Pennbanks Insurance Company, SPC, Church Capital Management, LLC, Bainbridge Securities Inc., and Sterling Mortgage Services, Inc. (inactive). The consolidated financial statements also include Town & Country Leasing, LLC (Town & Country), Sterling Financial Trust Company, and Equipment Finance, LLC, all wholly-owned subsidiaries of Bank of Lancaster County. All significant intercompany balances and transactions have been eliminated in consolidation.

      Use of Estimates — In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

      Business — Sterling, through its subsidiaries, provides a full range of financial services to individual and corporate customers located in south central Pennsylvania, northern Maryland and Delaware. Additionally, with its acquisition of Equipment Finance, LLC in 2002, Sterling finances forestry and land clearing equipment to customers on the east coast of the United States.

      Concentration of Credit Risk — Sterling operates primarily in its defined market area and, accordingly, the banks have extended credit primarily to commercial entities and individuals in this area whose ability to honor their contracts is influenced by the region’s economy. The loan portfolio is well diversified and Sterling does not have any significant concentrations of credit risk. Sterling’s exposure to the forestry industry at December 31, 2003 was $141 million. The banks are limited in extending credit by legal lending limits to any single group of borrowers.

      Cash and Cash Equivalents — For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks and federal funds sold, generally which mature in one day.

      Interest-bearing Deposits in Banks — Interest-bearing deposits in banks mature within one year and are carried at cost.

      Securities — Debt securities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and recorded at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

      Purchase premiums and discounts are recognized in interest income using the interest method over terms of the securities using the constant yield method. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings in the period that management concludes that other than temporary impairment occurs. Sterling uses various indicators in determining whether a security is other-than-temporarily impaired, including for equity securities, if the market value is below its cost for an extended period of time or for debt securities, when it is probable that the contractual interest and principal will not be collected.

      Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

      Mortgage Loans Held for Sale — Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

      Loans — Sterling grants mortgage, commercial and consumer loans and leasing alternatives to customers. The ability of Sterling’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the market area.

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

      Allowance for Loan Losses — Sterling maintains the allowance for loan losses at a level believed adequate by management to absorb potential losses inherent in the loan portfolio. It is established and maintained through a provision for loan losses charged to earnings. Quarterly, the company utilizes a defined methodology in determining the adequacy of the allowance for loan losses, which considers specific credit reviews, past loan loss historical experience, and qualitative factors. This methodology which has remained consistent for the past several years, results in an allowance consisting of two components, “allocated” and “unallocated”.

      Management assigns internal risk ratings to all commercial relationships with aggregate borrowings or commitments to extend credit in excess of $100,000. Utilizing migration analysis for the previous eight quarters, management develops a loss factor test, which it then uses to estimate losses on impaired loans, potential problem loans and non-classified loans. When management finds loans with uncertain collectibility of principal and interest, it places those loans on the “problem list”, and evaluates them on a quarterly basis in order to estimate potential losses. Management’s analysis considers adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral, and prevailing market conditions. If management determines that a specific reserve allocation is not required, it assigns a general loss factor based on historical performance to determine the reserve necessary for each loan. For homogeneous loan types, such as consumer and residential mortgage loans, management bases specific allocations on the average loss ratio for the previous two years for each specific loan pool. Additionally, management projects loss ratios for other factors, including trends in delinquency levels, trends in non-performing and potential problem loans, trends in composition, volume and terms of loans, effects of changes in lending policies or underwriting procedures,

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

experience ability and depth of management, national and local economic conditions, concentrations in lending activities, and other factors that management may deem appropriate.

      Management determines the unallocated portion of the allowance for loan losses based on the following criteria: risk of error in the specific and general reserve allocations; other potential exposure in the loan portfolio; variances in management’s assessment of national and local economic conditions; and other internal or external factors that management believes appropriate at that time.

      Management believes the above methodology accurately reflects losses inherent in the portfolio. Management charges actual losses to the allowance for loan losses. Management periodically updates the methodology discussed above, which reduces the difference between actual losses and estimated losses.

      A loan is considered impaired when, based on current information and events, it is probable that Sterling will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

      Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, Sterling does not separately identify individual consumer and residential loans for impairment disclosures.

      Servicing — Servicing assets are recognized as separate assets when rights are retained through the sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rate and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for individual stratum, to the extent the fair value is less than the capitalized amount for the stratum.

Financial Instruments

      Credit Related Financial Instruments — In the ordinary course of business, Sterling has entered into commitments to extend credit, commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded.

      Derivative Financial Instruments — As part of Sterling’s asset/liability management, it uses interest rate contracts, which include swaps and cap agreements, to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts. Derivatives that are used as part of the asset/liability management process are linked to specific assets or liabilities and have high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period. Sterling formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

      Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires all derivative instruments to be carried at fair value on the balance sheet. Statement No. 133 provides special hedge accounting provisions, which permit the change in fair value of the hedged item related to risk being hedged to be recognized in earnings in the same period and in the same income statement line as the change in fair value of the derivative.

      Sterling’s derivatives consist of cash flow hedges, which are designed to mitigate exposures to variability in expected cash flows. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either a freestanding asset or liability, with a corresponding offset recorded in other comprehensive income within stockholders’ equity, net of tax. Amounts are reclassified from other comprehensive income to the income statement in period or periods the hedged forecasted transaction effects earnings. Under the cash flow hedge method, derivative gains and losses not effective in hedging the change in expected cash flows of the hedged item are recognized immediately in income in the interest expense line. At the hedge’s inception and at least quarterly thereafter, an assessment is performed to determine whether changes in the cash flows of the derivative instruments have been highly effective in offsetting changes in the cash flows of the hedged items and whether they are expected to be highly effective in the future. If it is determined a derivative instrument has not been or will not continue to be highly effective as a hedge, hedge accounting is discontinued prospectively.

      Foreclosed Assets — Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of fair value or carrying value at the date of foreclosure. Any initial charge necessary is reflected as a charge to the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenues and expenses from operations and changes in the valuation allowance are included in other non-interest expenses.

      Premises and Equipment — Land is carried at cost. Buildings, furniture, equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation is computed primarily on the straight-line method over the estimated useful lives of the asset.

      Assets Held for Operating Leases — Leases that do not meet the criteria of direct finance leases are accounted for as operating leases. Leased equipment is recorded at cost and depreciated over the lease term, to the estimated residual value at the expiration of the lease term, generally on a straight-line basis. Sterling periodically reviews estimated net realizable values and records losses in current earnings if the estimated residual balance indicates impairment.

      Goodwill — Goodwill represents the excess of the cost of an acquisition over the fair value of the assets acquired. Sterling segments goodwill into two different categories, goodwill associated with business acquisitions and goodwill associated with branch purchases. As a result of the adoption of Statement No. 142, Goodwill and Other Intangible Assets, business acquisition goodwill is no longer ratably amortized into the income statement over an estimated life, but rather is tested at least annually for impairment. Consistent with the provisions of Statement No. 147, Sterling continues to amortize its branch purchase goodwill over a twenty-year period.

      Intangible Assets — Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Sterling’s intangible assets have finite lives and are amortized over their estimated useful lives. Intangible assets are also subject to impairment testing.

      Income Taxes — Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

      Advertising — Sterling expenses advertising costs as incurred. The expenses for 2003, 2002, and 2001 were $1,379,000, $1,545,000, and $1,172,000.

      Stock Compensation Plan — Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value-based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. Stock options issued under Sterling’s stock incentive plan have no intrinsic value at the grant date, and under Opinion No. 25, no compensation cost is recognized for them. Sterling has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income, earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

      Earnings Per Share — Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if potential dilutive common shares had been issued. Potential common shares that may be issued by Sterling consist solely of outstanding stock options and are determined using the treasury stock method.

      Earnings per common share have been computed based on the following:

	Years Ended December 31,

	2003	2002	2001

Net income available to stockholders	$29,059	$24,745	$20,334

Average number of shares outstanding	21,224,302	20,849,318	19,575,848

Effect of dilutive stock options	223,969	179,180	80,631

Average number of shares outstanding used to calculate diluted earnings per common share	21,448,271	21,028,498	19,656,479

Per share information:

Basic earnings per share	$1.37	$1.19	$1.04

Diluted earnings per share	1.35	1.18	1.03

      All share and per share amounts have been properly restated to reflect the 5-for-4 stock split effected in the form of a 25% stock dividend declared in January 2004, which will be paid in February 2004.

      Comprehensive Income — Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities and interest rate derivatives are reported as separate components of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

      The components of other comprehensive income and related tax effects are as follows:

	2003	2002	2001

Unrealized holding gains (losses) on available-for-sale securities	$(436)	$14,876	$7,216

Reclassification adjustment for securities (gains) losses realized in income	(511)	460	(2,710)

Unrealized (gains) loss on derivatives used in cash flow hedging relationships	395	(1,875)	—

Net unrealized gains (losses)	(552)	13,461	4,506

Income tax (expense) benefit	81	(4,595)	(1,571)

Net-of-tax amount	$(471)	$8,866	$2,935

      The ending accumulated balances for each item included in accumulated other comprehensive income, net of related income taxes, were as follows:

	December 31,

	2003	2002

Accumulated unrealized gains on securities available-for-sale	$14,769	$15,377

Accumulated unrealized losses on derivatives used in cash flow hedging relationships	(942)	(1,078)

	$13,827	$14,299

      Reclassifications — Certain items in the 2002 and 2001 consolidated financial statements have been reclassified to conform to the 2003 presentation format. Such reclassifications had no impact on net income.

      Recent Accounting Pronouncements — On December 11, 2003, the Securities and Exchange Commission (SEC) staff announced its intention to release a Staff Accounting Bulletin that would require all registrants to account for mortgage loan interest rate lock commitments related to loans held for sale as written options, effective no later than for commitments entered into after March 31, 2004. This guidance, if issued, would require Sterling to recognize a liability on its balance sheet equal to the fair value of the commitment at the time the loan commitment is issued, and not recognize revenue related to these commitments until such time as the loan is sold. The Corporation is currently assessing the impact of this pending guidance on its results of operations and financial position. In the quarter of adoption, Sterling does not anticipate a significant impact to its financial condition or results of operations.

      In December 2003, the Financial Accounting Standards Board (FASB) revised Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits. This Statement retains the disclosures required by the original Statement No. 132 and requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension and postretirement plans. In addition, this Statement requires interim period disclosure of the components of net period benefit cost and contributions if significantly different from previously reported amounts. Sterling adopted the provisions of this Statement as of December 31, 2003. See Note 16 for the additional pension and other postretirement benefit disclosures.

      In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement establishes standards for classifying and measuring certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The provisions of SFAS 150 became effective June 1, 2003, for all financial instruments created or modified after May 31, 2003, and otherwise became effective as of July 1, 2003. The adoption of this standard did not have a material impact on financial condition, the results of operations, or liquidity.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

      In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, FIN 46 provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE are to be included in an entity’s consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, or the right to receive the expected residual returns of the entity if they occur.

      During the third quarter of 2003, Sterling applied the provisions of FIN 46 to two wholly-owned special purpose subsidiary trusts, Sterling Financial Statutory Trust I and II that have issued preferred capital securities to third-party investors. The application of FIN 46 resulted in the deconsolidation of the two wholly-owned subsidiary trusts. The assets, which consisted entirely of a subordinated debenture in Sterling, and liabilities, which consisted solely of preferred securities held by third parties and common securities held by Sterling, of the subsidiary trusts that were deconsolidated totaled $20.633 million and $36.111 million, respectively. As allowed by the transition provisions of FIN 46, Sterling restated all previous periods presented as if FIN 46 had been adopted as of the date of the establishment of the subsidiary trusts. There was no material impact to results of operations or liquidity as of and for the year ended December 31, 2003 and 2002 as a result of applying these provisions of FIN 46. See Note 12 for further discussion of these trusts and Sterling’s related obligations.

      In December 2003 the FASB made certain modifications to clarify FIN 46. Application of this guidance was effective for interests in certain VIEs commonly referred to as special-purpose entities (SPEs) as of December 31, 2003. Application for all other types of entities is required for periods ending after March 15, 2004, unless previously applied.

      In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under certain specified guarantees. FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies.” In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability or equity security of the guaranteed party, which would include financial standby letters of credit. Certain guarantee contracts are excluded from both the disclosure and recognition of this Interpretation, including, among others, guarantees related to commercial letters of credit and loan commitments. The disclosure requirements of FIN 45 require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The accounting recognition requirements of FIN 45 are to be applied prospectively to guarantees

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

issued or modified after December 31, 2002. Significant guarantees are disclosed in Note 15. Adoption of FIN 45 did not have a significant impact on Sterling’s financial condition or results of operations.

      Standby letters of credit written are conditional commitments issued by Sterling to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. Sterling generally holds collateral and/or guarantees supporting these commitments, if deemed necessary.

      Sterling has $67,557,000 of standby letters of credit as of December 31, 2003. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of December 31, 2003 for guarantees under standby letters of credit issued after December 31, 2002 is not material.

Note 2 — Business Combinations

      Equipment Finance, LLC — On February 28, 2002, Sterling acquired 100 percent of the outstanding common shares of Equipment Finance, Inc. (EFI), a Lancaster-based commercial finance company. The results of EFI’s operations have been included in the consolidated financial statements since that date. EFI specializes in financing forestry and land clearing equipment through more than 150 equipment dealer locations ranging from Maine to Florida. As a result of the acquisition, Sterling has enhanced earnings and provided financial product diversification.

      The transaction was accounted for under the provisions of Statement No. 141, Business Combinations, which requires assets acquired and liabilities assumed to be recorded at their fair value on the date of the acquisition. The carrying amounts of the assets acquired, primarily loans receivables, and the liabilities assumed, primarily borrowings, on February 28, 2002, approximated their fair value. The excess of the acquisition cost over the fair value of the net assets acquired has been recorded as goodwill. Goodwill recognized in this transaction was approximately $17,220,000, which was assigned to the commercial finance segment.

      The aggregate purchase price was $30,500,000 including $9,502,000 of cash and common stock valued at $20,998,000. The value of the 954,452 common shares issued was based on the closing price of Sterling common stock at the time the Agreement and Plan of Reorganization (Merger Agreement) was entered into. In accordance with the items of the Merger Agreement, there is no contingent consideration associated with this transaction. An escrow account of $1,065,000 has been established and will be released in three years after the acquisition date, upon determination that no unknown claims or liabilities existed as of the acquisition date.

      Church Capital Management Inc. and Bainbridge Securities, Inc. — On October 15, 2003, Sterling acquired 100 percent of the outstanding common shares of Church Capital Management, Inc. and its affiliate, Bainbridge Securities Inc. Church Capital Management is a SEC Registered Investment Advisor with assets under management of approximately $690,000,000. Bainbridge Securities is a National Association of Securities Dealers (NASD) securities broker/dealer offering a wide array of investment services. As a result of the acquisition, Sterling plans to enhance earnings and provide financial product diversification.

      In connection with the completion of the acquisition of Church and Bainbridge, Sterling issued 359,998 shares of its common stock and paid $7,920,000. In addition, 240,002 shares of Sterling’s common stock and $5,280,000 were placed in escrow, which will be released over the next five years based upon Church and Bainbridge reaching specified performance criteria and the settlement, if any, of outstanding litigation at the date of acquisition. Based on the closing price of Sterling’s common stock at the time the agreement was

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

entered into, the 600,000 shares of common shares are valued at $12,192,000. The share information has been restated to reflect the 5-for-4 stock split effected in the form of a 25% stock dividend.

      The transaction was accounted for under the provisions of Statement No. 141, Business Combinations. The purchase price allocation included $38,000 to premises and equipment and $5,110,000 to finite-lived intangible assets, including $3,700,000 to customer list, $480,000 to trademark, and $930,000 to covenants not to compete. The intangible assets have a weighted average life of approximately 7 years. The remaining portion of the purchase price, or $12,218,000, was assigned to goodwill, within the Trust and Investment Services segment. This transaction will generate additional goodwill, as the cash and shares held in escrow are released upon the satisfying of the specified performance criteria. The goodwill is not expected to be written off for tax purposes.

Note 3 — Restrictions on Cash and Due from Banks

      Sterling’s subsidiary banks are required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank, against their deposit liabilities. The average amount of these reserve balances for the year ended December 31, 2003 were approximately $8,370,000. Balances maintained at the Federal Reserve Bank are included in cash and due from banks.

Note 4 — Securities

      The amortized cost and fair values of securities were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2003:

Available-for sale:

U.S. Treasury securities	$6,923	$176	$—	$7,099

U.S. Government agencies	166,436	1,912	2,819	165,529

State and political subdivision	217,256	11,861	846	228,271

Mortgage-backed securities	22,814	860	5	23,669

Corporate securities	95,125	5,253	—	100,378

Subtotal	508,554	20,062	3,670	524,946

Equity securities	8,748	6,370	15	15,103

Total	$517,302	$26,432	$3,685	$540,049

Held-to-maturity:

State and political subdivisions	$23,320	$1,442	$—	$24,762

Mortgage-backed securities	172	7	—	179

Corporate securities	622	—	—	622

Subtotal	24,114	1,449	—	25,563

Equity securities	11,842	—	—	11,842

Total	$35,956	$1,449	$—	$37,405

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2002:

Available-for sale:

U.S. Treasury securities	$11,825	$351	$—	$12,176

U.S. Government agencies	106,792	3,235	3	110,024

State and political subdivision	191,383	9,217	103	200,497

Mortgage-backed securities	74,317	2,293	7	76,603

Corporate securities	135,270	5,997	732	140,535

Subtotal	519,587	21,093	845	539,835

Equity securities	8,414	3,738	291	11,861

Total	$528,001	$24,831	$1,136	$551,696

Held-to-maturity:

State and political subdivisions	$27,123	$1,742	$—	$28,865

Mortgage-backed securities	450	16	—	466

Corporate securities	1,126	14	—	1,140

Subtotal	28,699	1,772	—	30,471

Equity securities	7,897	—	—	7,897

Total	$36,596	$1,772	$—	$38,368

      Included in held-to-maturity equity securities are Federal Reserve Bank stock, Federal Home Loan Bank of Pittsburgh stock and Atlantic Central Bankers Bank stock.

      The amortized cost and fair value of securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities or call dates because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities		Securities
	Available-for-Sale		Held-to-Maturity

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$54,334	$55,028	$670	$679

Due after one year through five years	147,202	154,449	15,111	15,983

Due in five years through ten years	142,871	143,813	7,059	7,594

Due after ten years	141,333	147,987	1,102	1,128

	485,740	501,277	23,942	25,384

Mortgage-backed securities	22,814	23,669	172	179

	$508,554	$524,946	$24,114	$25,563

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

      The following table presents a breakdown by consecutive months of gross unrealized losses and fair value by investment category.

	Less Than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Government agencies	$64,883	$2,819	$—	$—	$64,883	$2,819

State and political subdivisions	17,100	824	858	22	17,958	846

Mortgage-backed securities	27	—	217	5	244	5

Corporate securities	—	—	2	—	2	—

Subtotal	82,010	3,643	1,077	27	83,087	3,670

Equity securities	59	15	—	—	59	15

Total	$82,069	$3,658	$1,077	$27	$83,146	$3,685

      Various indicators are used in determining whether a security is other-than-temporarily impaired, including for equity securities, if the market value is below its cost for an extended period of time or for debt securities, when it is probable that the contractual interest and principal will not be collected. The unrealized losses as of December 31, 2003 are primarily attributable to changes in interest rates (i.e. increase in rates since the date of acquiring the debt security). Management does not believe any individual unrealized loss represents an other-than-temporary impairment.

      Securities pledged to secure government and other public deposits, trust deposits, short-term borrowings, and other balances as required or permitted by law were carried at $184,688,000 in 2003 and $157,199,000 in 2002.

      Proceeds from sales of securities available-for-sale were $74,907,000, $29,150,000, and $28,107,000 for the years ended December 31, 2003, 2002, and 2001. Gross gains of $847,000, $1,520,000, and $3,170,000 were realized on these sales for the years ended December 31, 2003, 2002, and 2001. Gross losses of $336,000, $1,980,000, and $460,000 were recognized for the years ended December 31, 2003, 2002, and 2001. Gross losses include impairment charges of $130,000, $1,160,000 and $224,000 for years ended December 31, 2003, 2002 and 2001.

Note 5 — Loans

      A summary of the balances of loans follows:

	December 31,

	2003	2002

Commercial and agricultural	$321,728	$284,462

Commercial real estate	453,456	399,818

Financial	19,488	4,700

Real estate — construction	23,471	19,504

Real estate — mortgage	80,674	102,891

Consumer	316,190	284,016

Finance receivables, (net of unearned income 2003 — $23,088; 2002 — $14,948)	171,733	115,200

Lease financing receivables (net of unearned income 2003 — $13,822; 2002 — $11,872)	109,285	85,437

Total loans	$1,496,025	$1,296,028

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

      Changes in the allowance for loan losses are as follows:

	Years Ended December 31,

	2003	2002	2001

Balance at January 1	$12,953	$11,071	$11,716

Allowance acquired in acquisition	—	837	—

Provisions for loan losses	3,697	2,095	1,217

Loans charged off	(2,776)	(2,170)	(2,594)

Recoveries of loans previously charged off	782	1,120	732

Balance at December 31	$14,656	$12,953	$11,071

      Information concerning impaired loans is as follows:

	December 31,

	2003	2002

Impaired loans with a valuation allowance	$3,136	$11,164

Impaired loans without a valuation allowance	—	—

Total impaired loans	3,136	11,164

Valuation allowance related to impaired loans	$292	$1,917

	Years Ended December 31,

	2003	2002	2001

Average investment in impaired loans	$4,666	$8,381	$7,298

Interest income recognized on impaired loans	433	88	72

Interest income recognized on a cash basis on impaired loans	139	88	72

      Impaired loans included $0 and $521,000 of loans that were considered troubled debt restructurings at December 31, 2003 and 2002. The remainder of the impaired loan balance consisted of nonaccrual loans at December 31, 2003 and 2002. Loans over 90 days past due still accruing interest were $1,513,000 and $545,000 at December 31, 2003 and 2002.

Note 6 — Mortgage Banking Activities

      Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal mortgage loans serviced for others were $499,202,000, $403,559,000 and $325,030,000 at December 31, 2003, 2002, and 2001. Sterling’s bank affiliates maintain sufficient levels of capital to meet its investors’ net worth requirements.

      Changes in the mortgage servicing right asset is as follows:

	Years Ended December 31,

	2003	2002	2001

Balance at January 1	$2,339	$1,881	$1,467

Mortgage service rights capitalized	2,512	1,389	1,147

Mortgage service rights amortized	(1,501)	(931)	(733)

Balance at December 31	$3,350	$2,339	$1,881

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

      Information concerning the activity in the related mortgage servicing rights valuation allowance is as follows:

	Years Ended
	December 31,

	2003	2002	2001

Balance at January 1	$301	$198	$16

Additional valuation allowance recognized	141	103	182

Balance at December 31	$442	$301	$198

      For valuation purposes, at December 31, 2003, Sterling assumed a weighted average discount rate of 8.5% and assumed prepayments speeds consistent with published rates for Sterling’s market area. Additional factors such as economic data, market trading information, credit risk and professional judgment were used in determining the valuation allowance.

Note 7 — Premises and Equipment

      A summary of the cost and accumulated depreciation of premises and equipment follows:

	December 31,

	2003	2002

Land	$5,962	$6,026

Buildings	28,171	25,946

Leasehold improvements	3,135	3,033

Equipment, furniture and fixtures	39,508	34,601

	76,776	69,606

Less: Accumulated depreciation	(38,056)	(34,394)

	$38,720	$35,212

      The subsidiaries of Sterling lease certain facilities under operating leases which expire on various dates through 2024. Renewal options are available on these leases. Minimum future rental payments as of December 31, 2003, under non-cancelable real estate leases, are payable as follows:

Due in 2004	$1,479

Due in 2005	1,307

Due in 2006	1,020

Due in 2007	907

Due in 2008	797

Thereafter	6,066

Total minimum future rental payments	$11,576

      Total rent expense charged to operations amounted to $1,517,000, $1,288,000 and $1,096,000 for the years ended December 31, 2003, 2002, and 2001.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 8 — Leases

      Information concerning net investment in direct financing leases, included in loans receivable:

	December 31,

	2003	2002

Minimum lease payment receivable	$122,438	$96,696

Lease origination costs	669	613

Unearned income	(13,822)	(11,872)

	$109,285	$85,437

      The allowance for uncollectible lease payments, included in the allowance for loan losses, was $2,021,000 and $1,094,000 at December 31, 2003 and 2002.

      Investments in property on operating lease and property held for lease by major classes is as follows:

	December 31,

	2003	2002

Automobiles	$30,364	$31,155

Heavy truck, trailers and buses	19,745	19,870

Trucks, light and medium duty	45,691	45,100

Other	31,337	30,659

	127,137	126,784

Less: Accumulated depreciation	(69,246)	(63,493)

	$57,891	$63,291

      Minimum future rentals on noncancelable finance and operating leases as of December 31, 2003, are as follows:

	Finance	Operating

Due in 2004	$45,069	$22,674

Due in 2005	34,654	11,988

Due in 2006	23,932	5,967

Due in 2007	14,231	2,309

Due in 2008	4,522	153

Thereafter	30	—

Total minimum future rentals	$122,438	$43,091

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 9 — Goodwill and Intangible Assets

      The changes in the carrying amount of goodwill for the two years ended December 31, 2003, are as follows:

			Trust &
	Community	Commercial	Investment
	Banking	Finance	Services	Total

Balance, January 1, 2002	$1,228	$—	$—	$1,228

Goodwill acquired	—	17,220	—	17,220

Impairment losses	—	—	—	—

Amortization of goodwill from branch purchase	(88)	—	—	(88)

Balance, December 31, 2002	1,140	17,220	—	18,360

Goodwill acquired	—	—	12,218	12,218

Impairment losses	—	—	—	—

Amortization of goodwill from branch purchase	(88)	—	—	(88)

Balance, December 31, 2003	$1,052	$17,220	$12,218	$30,490

      A summary of finite-lived intangible assets are as follows:

	December 31, 2003		December 31, 2002

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets

Core deposit intangible	$981	$(917)	$981	$(860)

Customer list	3,700	(55)	—	—

Trademark	480	(11)	—	—

Covenants not to compete	930	(25)	—	—

	$6,091	$(1,008)	$981	$(860)

      Amortization expense of finite-lived intangible assets was $148,000, $79,000, and $101,000 for the years ended December 31, 2003, 2002, and 2001. Amortization expense on finite-lived intangible assets is estimated to be $813,000, $760,000, $754,000, $747,000 and $744,000 for the years ended December 31, 2004, 2005, 2006, 2007, and 2008.

Note 10 — Deposits

      The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2003 and 2002 was $140,250,000 and $141,380,000.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

      At December 31, 2003, the scheduled maturities of time deposits are as follows:

Due in 2004	$358,238

Due in 2005	144,596

Due in 2006	137,641

Due in 2007	72,959

Due in 2008	22,589

Thereafter	4,612

Total	$740,635

Note 11 — Short-Term Borrowings

      Short-term borrowings and weighted average interest rates consist of the following:

	December 31,

	2003		2002

	Amount	Rate	Amount	Rate

Securities sold under repurchase agreements	$7,794	0.73%	$10,120	0.74%

Interest-bearing demand notes issued to the U.S. Treasury	6,084	0.73%	6,500	1.00%

Lines of credit	30,000	2.14%	25,000	2.31%

Total	$43,878		$41,620

      The securities sold under repurchase agreements represent collateral to the lending party and are obligations of U.S. agencies and corporations. These securities are maintained under Sterling’s control. As of December 31, 2003, Sterling had unused short-term funding commitments totaling $93,500,000.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 12 — Long-Term Debt

      Long-term debt consisted of the following:

	December 31,

	2003	2002

FHLB advances:

Redeemable advances, 3.13%-6.99%, due 2007-2014, with a weighted average interest rate of 5.50% and 5.88% at December 31, 2003 and 2002	$60,000	$60,000

Nonredeemable fixed rate advances, 1.74%-6.75%, due 2004-2008, with a weighted average interest rate of 3.12% and 4.13% at December 31, 2003 and 2002	106,288	37,450

Nonredeemable fixed rate, amortizing advances, 3.00%-4.33%, due 2007-2011, with a weighted average interest rate of 4.29% and 4.30% at December 31, 2003 and 2002	9,936	12,807

Nonredeemable advance due in 2003 with a variable rate of interest based on the 3 month LIBOR rate plus 41 b.p. The rate reset quarterly with a cap of 7.50% and a floor of 6.25%. At December 31, 2002 the rate was 6.25%	—	5,000

Notes payable to two financial institutions, generally with an original maturity of 36 months. Interest rates on the notes range from 3.84% to 7.93%, with a weighted average interest rate of 4.50% and 4.98% at December 31, 2003 and 2002. The notes mature through 2005	12,869	32,220

Note payable with an original term of 36 months due in 2005 with even quarterly principal payments and a fixed rate of interest of 5.25%	1,669	3,001

Note payable with an original term of 24 months due in 2004 and a variable rate of interest based on the 30 day LIBOR rate. The rate resets monthly and was 2.52% at December 31, 2003	5,000	5,000

	$195,762	$155,478

      The contractual maturities of long-term debt as of December 31, 2003, are shown below. Actual maturities may differ from contractual maturities due to the convertible features of the FHLB advances, which may be prepaid by Sterling, in the event the FHLB converts them to adjustable rate.

Due in 2004	$30,312

Due in 2005	36,726

Due in 2006	33,750

Due in 2007	29,668

Due in 2008	10,000

Thereafter	55,306

Total	$195,762

      Under the terms of the notes payable to financial institutions, Sterling is required to meet certain conditions, including specific financial ratios, as measured on a periodic basis. Sterling was in compliance with these covenants during the periods presented. As of December 31, 2003, Sterling has unused funding commitments from these financial institutions and the FHLB totaling $223,400,000.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 13 — Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts and Corporation-Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts Holding Solely Debentures of the Corporation

      Sterling has two non-consolidated subsidiary trusts, Sterling Financial Statutory Trust I and Sterling Financial Statutory Trust II, of which 100% of the common equity is owned by Sterling. The trusts were formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the capital securities) to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of Sterling (the debentures). The debentures held by each trust are the sole assets of that trust. Distributions on the capital securities issued by each trust are payable semi-annually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. Sterling has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees. The debentures held by the Statutory Trust I and II capital trusts are first redeemable, in whole or in part, by the Corporation on March 26, 2007 and June 26, 2008, respectively.

      In 2003, as a result of applying the provisions of FIN 46, which represents new accounting guidance governing when an equity interest should be consolidated, Sterling was required to deconsolidate these subsidiary trusts from its financial statements. The deconsolidation of the net assets and results of operations of the trusts had virtually no impact on Sterling’s financial statements or liquidity position since Sterling continues to be obligated to repay the debentures held by the trusts and guarantees repayment of the capital securities issued by the trusts. Sterling’s total debt obligation related to the trusts did increase however from $55,000,000 to $56,702,000 upon deconsolidation with the difference representing Sterling’s common ownership interest in the trusts.

      The junior subordinated debentures from Sterling to the two subsidiary trusts consist of two notes, $20,619,000 which is at a floating rate of interest of LIBOR plus 360 basis points, and matures in 2032. The second note of $36,083,000 is at a fixed rate of interest of 5.55%, and matures in 2033.

      The debentures held by the trusts qualify as Tier 1 capital for Sterling under Federal Reserve Board guidelines. As a result of the issuance of FIN 46, the Federal Reserve Board is currently evaluating whether deconsolidation of the trusts will affect the qualification of the debentures as Tier 1 capital. If in the future it is determined that the debentures can no longer qualify as Tier 1 capital, it is anticipated that Sterling will continue to meet its minimum capital requirements.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 14 — Income Taxes

      The allocation of income taxes between current and deferred is as follows:

	Years Ended December 31,

	2003	2002	2001

Current:

Federal	$8,813	$5,151	$6,805

State	615	931	152

	9,428	6,082	6,957

Deferred

Federal	840	2,046	(1,250)

State	47	(1,110)	137

	887	936	(1,113)

Total	$10,315	$7,018	$5,844

      On June 28, 2002, a nonbanking affiliate of Sterling organized as a C-corporation was converted to a single member limited liability company. As a result of this conversion, the need for approximately $1.2 million in state deferred tax liabilities was eliminated and resulted in a reduction of income tax expense for the period. On March 31, 2003 a second nonbanking affiliate also organized as a C-corporation converted to a single member limited liability company, with no significant impact to deferred taxes.

      The reason for the differences between the federal statutory income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,

	2003	2002	2001

Pretax income	35.0%	35.0%	35.0%

Increase (decrease) resulting from:

Tax-exempt interest income	(10.7)%	(12.2)%	(14.0)%

Disallowed interest	0.8%	1.2%	1.8%

Low-income housing credits	(0.3)%	(0.4)%	(0.8)%

State tax (benefit), net of federal impact	1.1%	(1.4)%	0.7%

Other, net	0.3%	—	(0.4)%

Effective tax rates	26.2%	22.2%	22.3%

      The income tax provision (benefit) includes $179,000, ($161,000), and $949,000 of income taxes relating to realized securities gains (losses) for the years ended December 31, 2003, 2002, and 2001.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

      The significant components of Sterling’s deferred tax assets and liabilities are as follows:

	December 31,

	2003	2002

Deferred tax assets

Allowance for loan losses	$5,198	$4,634

Employee benefit plans	649	619

Accrued directors fees	569	580

State net operating loss carryforwards	57	57

Restructuring charge reserve	221	368

Securities impairment reserve	305	465

Others	183	169

	7,182	6,892

Deferred tax liabilities

Leasing	(11,607)	(10,905)

Premises and equipment	(737)	(473)

Deferred loan fees	(353)	(403)

Securities accretion	(188)	(104)

Accumulated other comprehensive income	(7,440)	(7,521)

Purchase accounting amortization	(1,757)	—

Other	(222)	(82)

	(22,304)	(19,488)

Net deferred tax liability	$(15,122)	$(12,596)

      The net deferred tax liability is included in other liabilities.

Note 15 — Commitments and Contingent Liabilities

      Credit-Related Financial Instruments — Sterling’s credit-related financial instruments include commitments to extend credit and letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.

      Sterling’s exposure to credit loss is represented by the contractual amount of these commitments. Sterling follows the same credit policies in making commitments as it does for on-balance sheet instruments.

      The following outstanding instruments have contract amounts that represent credit risk.

	December 31,

	2003	2002

Commitments to extend credit:

Unused home equity lines of credit	$59,550	$50,754

Other commitments to extend credit	264,329	273,683

Standby letters of credit	67,557	58,231

      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer and generally consists of real estate. Excluded from these amounts are commitments to extend credit in the form of check credit or related plans.

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

      Derivative Financial Instruments — Sterling is a party to derivative instruments in the normal course of business to manage its own exposure to fluctuations in interest rates and to meet the financing needs of its customers.

Asset liability management — Sterling uses derivative instruments to assist in asset liability management to manage its exposure to earnings volatility caused by fluctuations in interest rates. Interest rate swaps are used to hedge cash flow variability related to floating rate liabilities, through the use of pay-fixed instruments. Gains and losses on derivative instruments reclassified from accumulated other comprehensive income to current-period earnings are included in the line item in which the hedged cash flows are recorded. At December 31, 2003, other comprehensive income included a deferred after-tax loss of $942,000 consisting of a loss on pay-fixed interest rate swap used to hedge future cash flows on floating rate liabilities. A portion of the amount in other comprehensive income is reclassified from other comprehensive income to interest expense as net settlements occur. For the year ended December 31, 2003, Sterling recognized interest expense of $918,000 related to interest rate swaps accounted for as cash flow hedges, versus $543,000 for the year ended December 31, 2002. At December 31, 2003, the notional amount of the interest rate swap was $25,000,000, and had a negative gross carrying value of $1,480,000. The interest rate swap matures in 2006.

Interest rate options, which include caps, are contracts that transfer, modify, or reduce interest rate risk in exchange for the payment of a premium when the contract is initiated. A premium is paid for the right, but not the obligation, to buy or sell a financial instrument at predetermined terms in the future. At December 31, 2003, the notional amount of an interest rate cap purchased was $5,000,000, and its carrying value was reduced to zero.

In May 2003, Sterling entered into two equity put options as fair value hedges to protect the company from risk that the fair value of its SLM Corporation stock might be adversely impacted by changes in market price. The two equity put options each cover 30,000 shares of SLM’s stock, one with a valuation date in May 2004 and the second with a valuation date of May 2006. If, at the valuation date, the stock price is below the reference price (May 2004 — $31.93; May 2006 — $33.81), the counter-party will pay the difference between the stock’s price on the valuation date and the reference price to Sterling. Sterling paid $258,000 for these put options, and as of December 31, 2003 their fair value was $84,000. The difference was charged to other noninterest expense and totaled $174,000 for the year ended December 31, 2003. At December 31, 2003, the trading price of the SLM Corporation stock was $37.68.

Customer Related — In the third quarter of 2003, Sterling entered into interest rate contracts; including interest rate caps and interest rate swap agreements to facilitate customer transactions in order

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

to meet their financing needs. A summary of the customer related interest rate contracts at December 31, 2003 is as follows:

	Notional	Carrying
	Amount	Value

Interest rate swap agreements (pay fixed/receiving floating)	$7,000	$(33)

Interest rate swap agreements (pay floating/received fixed)	7,000	33

Interest rate caps written	6,000	(27)

Interest rate caps purchased	6,000	27

      The interest rate contract portfolio is actively managed and hedged with offsetting contracts, with identical terms, with counterparties. Changes in the estimated fair value of customer related contracts and related interest settlements, net of the offsetting counterparty contracts, are recorded in noninterest income. Through December 31, 2003, net fees of $28,000 are included in other noninterest income.

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

      Other Contingent Liabilities — From time to time, Sterling and its subsidiaries may be named as defendants in legal proceedings that arise during the normal course of business. While any litigation has an element of uncertainty, management is of the opinion that the liability, if any, resulting from these actions will not have a material effect on the consolidated financial condition or results of operations of Sterling.

Note 16 — Stockholders’ Equity and Regulatory Matters

      Sterling maintains a dividend reinvestment and stock purchase plan. Under the Plan, shareholders may purchase additional shares of Sterling’s common stock at the prevailing market prices with reinvested dividends and voluntary cash payments. Sterling has reserved 2,153,320 shares of the corporation’s common stock to be issued under the dividend reinvestment and stock purchase plan. As of December 31, 2003, 1,659,307 shares were available to be issued under the plan.

      Sterling also maintains a directors’ stock compensation plan (Directors’ Plan). Under the Directors’ Plan, each non-employee director is entitled to receive shares of Sterling’s common stock each July 1. Sterling has reserved 49,219 shares of the corporation’s common stock to be issued under the directors’ stock compensation plan. As of December 31, 2003, 14,406 shares were available to be issued under the plan.

      During the second quarter of 2003, Sterling announced that its Board of Directors authorized a plan to purchase, in open market and privately negotiated transactions, up to 1,000,000 shares of its outstanding common stock. This newly approved repurchase plan, when combined with 42,692 shares remaining to be purchased under Sterling’s repurchase plan announced in February 2001, represents approximately 4.9% of the outstanding shares of Sterling’s common stock. Through December 31, 2003, 93,750 shares have been repurchased under this program at an average price of $21.37.

      Sterling (on a consolidated basis) and its banking subsidiaries are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Sterling’s and the banks’ financial statements. Under capital adequacy

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

guidelines and the regulatory framework for prompt corrective action, Sterling and its banking subsidiaries must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and reclassifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

      Quantitative measures established by regulation to ensure capital adequacy require Sterling and its banking subsidiaries to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined) to average assets (as defined in the Regulations). Management believes, as of December 31, 2003, and 2002, that Sterling and the banks met all minimum capital adequacy requirements to which they are subject.

      As of December 31, 2003, the most recent notification from the Federal Deposit Insurance Corporation categorized the banks as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” institutions must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the banks’ category. Sterling’s and the banks’ actual capital amounts and ratios as of December 31, 2003, and 2002 are also presented in the table.

					Minimum To Be
					Well Capitalized
					Under Prompt
					Corrective Action
	Actual		Minimum		Provisions

	Amount	Ratio	Amount	Ratio	Amount		Ratio

December 31, 2003
Total capital to risk weighted assets

Sterling (consolidated)	$244,621	13.4%	$145,952	8.0%	$	n/a	n/a

Bank of Lancaster County, N.A.	156,863	12.3%	101,630	8.0%		127,037	10.0%

Bank of Hanover and Trust Company	55,875	12.6%	35,468	8.0%		44,335	10.0%

First National Bank of North East	10,124	13.5%	5,986	8.0%		7,482	10.0%
Tier 1 capital to risk weighted assets

Sterling (consolidated)	227,106	12.4%	72,976	4.0%		n/a	n/a

Bank of Lancaster County, N.A.	144,523	11.4%	50,815	4.0%		76,222	6.0%

Bank of Hanover and Trust Company	52,538	11.9%	17,734	4.0%		26,601	6.0%

First National Bank of North East	9,528	12.7%	2,993	4.0%		4,489	6.0%
Tier 1 capital to average assets

Sterling (consolidated)	227,106	10.0%	90,546	4.0%		n/a	n/a

Bank of Lancaster County, N.A.	144,523	9.8%	59,281	4.0%		74,101	5.0%

Bank of Hanover and Trust Company	52,538	7.9%	26,672	4.0%		33,340	5.0%

First National Bank of North East	9,528	7.9%	4,833	4.0%		6,041	5.0%

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

					Minimum To Be
					Well Capitalized
					Under Prompt
					Corrective Action
	Actual		Minimum		Provisions

	Amount	Ratio	Amount	Ratio	Amount		Ratio

December 31, 2002
Total capital to risk weighted assets

Sterling (consolidated)	$198,476	12.2%	$129,853	8.0%	$	n/a	n/a

Bank of Lancaster County, N.A.	131,027	11.6%	90,122	8.0%		112,652	10.0%

Bank of Hanover and Trust Company	47,336	11.6%	32,692	8.0%		40,865	10.0%

First National Bank of North East	9,742	12.7%	6,152	8.0%		7,690	10.0%
Tier 1 capital to risk weighted assets

Sterling (consolidated)	183,848	11.3%	64,927	4.0%		n/a	n/a

Bank of Lancaster County, N.A.	120,123	10.7%	45,061	4.0%		67,591	6.0%

Bank of Hanover and Trust Company	44,445	10.9%	16,346	4.0%		24,519	6.0%

First National Bank of North East	9,129	11.9%	3,076	4.0%		4,614	6.0%
Tier 1 capital to average assets

Sterling (consolidated)	183,848	8.7%	84,376	4.0%		n/a	n/a

Bank of Lancaster County, N.A.	120,123	8.7%	55,062	4.0%		68,827	5.0%

Bank of Hanover and Trust Company	44,445	6.8%	26,110	4.0%		32,637	5.0%

First National Bank of North East	9,129	8.3%	4,381	4.0%		5,476	5.0%

Note 17 — Employee Benefit Plans

      In December 2000, Bank of Lancaster County’s Board of Directors approved a resolution that terminated its qualified non-contributory pension plan in 2001, including the freezing of benefits effective February 28, 2001. All excess funds that remain after satisfaction of all liabilities of the plan will be provided to eligible active participants to provide additional retirement income benefits. As a result of the board’s action, plan assets were converted to cash equivalents in the first quarter of 2001, thereby causing the expected return on plan assets to be lowered from 9.0% to 5.5%. Further, the discount rate used in calculating the projected benefit obligation was lowered from 7.00% in 1999 to 5.50% in 2000, to more closely match the short-term nature of the settlement.

      The Bank of Lancaster County also sponsored a retirement restoration plan for any officer whose compensation exceeded mandated levels. The plan was designed to “restore” the level of benefits that is lost to these employees under the qualified retirement plans because of Internal Revenue Code restrictions. Consistent with termination of the qualified non-contributory plan, the Board of Directors also terminated in 2001 the retirement restoration plan.

      Sterling accounted for the settlement and termination of the qualified non-contributory and retirement restoration plans in accordance with FASB Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. The settlement included lump-sum payments and the purchase of annuity contracts that benefited the participants.

      Sterling sponsors a qualified postretirement benefit plan that provides certain health care insurance benefits for retired employees who have reached minimum age and years of service eligibility requirements.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

      The change in benefit obligation and the change in fair value of plan assets related to the qualified pension plans, nonqualified pension and other postretirement benefits for each of the years in the two-year period ended December 31, 2003, is as follows:

				Non
	Other Post-retirement		Qualified	Qualified
	Benefits		Pension	Pension

	2003	2002	2002	2002

Change in benefit obligation

Benefit obligation at beginning of year	$1,561	$1,244	$14,011	$407

Effect of plan curtailment	—	—	—	(145)

Effect of plan settlement	—	—	(14,065)	(269)

Service cost	85	66	—	—

Interest cost	94	79	385	7

Benefit payments	(65)	(115)	—	—

Actuarial (gains) losses	—	—	(331)	—

Change in discount rate and plan amendments	302	287	—	—

Benefit obligation at end of year	1,977	1,561	—	—

Change in plan assets

Fair value of plan assets at beginning of year	—	—	14,011	—

Return on plan assets	—	—	54	—

Employer contributions	65	115	—	269

Benefit payments	(65)	(115)	—	—

Effect of plan settlement	—	—	(14,065)	(269)

Fair value of plan assets at end of year	—	—	—	—

Reconciliation of funded status

Funded status of plans	(1,977)	(1,561)	—	—

Unrecognized net transition obligation	83	91	—	—

Unrecognized prior service costs	143	157	—	—

Unrecognized net (gains) losses	184	(117)	—	—

Accrued benefit expense	$(1,567)	$(1,430)	$—	$—

Assumptions

Discount rate	6.00%	6.25%	5.50%	5.50%

Expected return on plan assets	—	—	5.50%	5.50%

Weighted average rate of increase in future compensation levels	—	—	4.50%	4.50%

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

      The components of the retirement benefits cost are presented below.

			Nonqualified
	Qualified Pension		Pension
	Years Ended		Years Ended
	December 31,		December 31,

	2002	2001	2002	2001

Retirement benefit costs

Service cost	$—	$—	$—	$16

Interest cost	385	757	7	21

Return on plan assets	(54)	(557)	—	—

Amortization of transition gains	—	—	—	—

Amortization of prior service cost	—	—	66	20

Actuarial gains (losses)	(331)	(200)	53	—

Effect of plan curtailment	(85)	—	(145)	—

Effect of plan settlement	397	—	—	—

Net retirement benefits costs (income)	$312	$—	$(19)	$57

	Other Postretirement Benefits
	Years Ended December 31,

	2003	2002	2001

Retirement benefit costs

Service cost	$85	$66	$50

Interest cost	94	80	69

Amortization of transition losses	8	9	9

Amortization of unrecognized prior service cost	14	14	14

Actuarial losses	—	(20)	(31)

Net retirement benefits costs	$201	$149	$111

      Health care cost trend rates assumed with respect to other postretirement benefits in measuring the accumulated postretirement benefit were 5.0% at December 31, 2003. The health care cost trend rate assumption has a significant effect on the amounts reported. The following table reflects the effect of a 1% point increase and a 1% point decrease in the health care cost trend rates.

      The measurement date for the post retirement benefits is October 31 of each year.

	1% Point	1% Point
	Increase	Decrease

Effect on total of service and interest cost components	$24	$21

Effect on postretirement benefit obligation	184	161

      In December 2003, President Bush signed into law a bill that expands Medicare benefits, primarily adding a prescription drug benefit for Medicare-eligible retirees beginning in 2006. The law also provides a federal subsidy to companies which sponsor postretirement benefit plans that provide prescription drug coverage. FASB Staff Position 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” permits deferring the recognition of the new Medicare provisions’ impact due to lack of specific authoritative guidance on accounting for the federal subsidy. Sterling has elected to defer accounting for the effects of this new legislation until the specific authoritative guidance is issued. Accordingly, the postretirement benefit obligations and net periodic costs reported in the accompanying financial statements and notes do not reflect the impact of this legislation. The

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

accounting guidance, when issued, could require changes to previously reported financial information. Sterling anticipates its benefit costs after 2006 will be somewhat lower as a result of the new Medicare provisions, however, the adoption of this standard is not expected to have a material impact on results of operations, financial position, or liquidity.

      Sterling Financial Corporation sponsors a 401(k) retirement plan for its eligible employees. Under the salary deferral feature of the plan, a participant may contribute up to 20% of their compensation. Sterling matches contributions equal to 100% of the first 2%, 50% on the next 2% and 25% on the next 4% of the employee’s contributions, which the employees may direct the investment of those contributions to one or all of the several funds available. Matching contributions are fully vested and are invested based on the employee’s direction.

      Under the performance incentive feature of the plan, additional contributions are made to participant accounts for each plan year for an amount determined by the Board of Directors based on achieving certain performance objectives. The performance incentive feature is paid entirely in Sterling common stock. Total expense for the performance incentive feature and employer contributions were $1,596,000, $1,340,000 and $1,105,000 for the years ended December 31, 2003, 2002 and 2001.

      The number of shares owned at December 31, 2003, in the Sterling Financial 401(k) Retirement Plan total 1,181,280 shares, with an approximate market value of $26,224,000. Dividends totaling $692,000 were reinvested in additional shares of Sterling common stock.

Note 18 — Stock Compensation

      Sterling has an omnibus stock incentive plan under which incentive and nonqualified stock options, stock appreciation rights, or restricted stock may be issued. To date, only incentive and nonqualified stock options have been issued under the plan. The options are granted periodically to key employees at a price not less than the fair value of the shares at the date of grant, and have a term of ten years. As of December 31, 2003, Sterling had approximately 958,228 shares of common stock reserved for issuance under the stock incentive plans. All options issued were in connection with the omnibus stock incentive plan, which was approved by shareholders.

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

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Years Ended December 31,

	2003	2002	2001

Net income:

As reported	$29,059	$24,745	$20,334

Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,006)	(917)	(763)

Proforma	$28,053	$23,828	$19,571

Basic earnings per share:

As reported	$1.37	$1.19	$1.04

Proforma	1.32	1.14	1.00

Diluted earnings per share:

As reported	$1.35	$1.18	$1.03

Proforma	1.31	1.13	.99

      The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended December 31,

	2003	2002	2001

Dividend yield	3.04%	3.40%	4.47%

Risk-free interest rate	3.70%	4.90%	4.96%

Expected life	7	7	10

Expected volatility	41.4%	45.3%	49.0%

      A summary of the status of Sterling’s stock option plans is presented below:

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at January 1	811,476	$14.80	695,906	$14.13	517,483	$15.30

Granted	304,156	17.95	230,000	14.95	206,875	10.88

Exercised	(119,536)	13.13	(109,430)	10.93	(24,301)	10.78

Forfeited	(16,375)	17.49	(5,000)	11.93	(4,151)	11.02

Outstanding at December 31	979,721	15.94	811,476	14.80	695,906	14.13

Options exercisable at December 31	484,673	15.51	497,083	15.63	438,995	15.32

Weighted average fair value of options granted during period		$6.20		$5.66		$3.98

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

      Information pertaining to options outstanding at December 31, 2003, is as follows:

	Options Outstanding			Options Exercisable

			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
Range of	Number	Exercise	Contractual	Number	Exercise	Contractual
Exercise Prices	Outstanding	Price	Life (in years)	Outstanding	Price	Life (in years)

$10.00-10.99	180,948	$10.77	7.0	130,517	$10.73	6.9
11.00-11.99	43,671	11.84	4.0	43,671	11.84	4.0
14.00-14.99	255,148	14.83	7.5	111,031	14.68	6.7
17.00-17.99	225,500	17.50	9.2	—	—	—
18.00-18.99	155,939	18.41	6.9	112,189	18.56	6.0
19.00-19.99	12,500	19.25	9.3	—	—	—
21.00-22.30	106,015	21.75	5.8	87,265	21.63	5.0

	979,721	$15.94	7.4	484,673	$15.51	6.0

      Compensation expense of $375,000 was recorded in 2002 related to the fair value of stock options from former employees whose option terms were modified upon the change in employment status.

Note 19 — Related Party Transactions

      Certain directors and officers of Sterling Financial Corporation and its subsidiaries, their immediate families and companies in which they are principal owners (more than 10%), were indebted to the subsidiary banks during 2003 and 2002. All loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, in the opinion of the management of the banks, do not involve more than a normal risk of collectibility or present other unfavorable features. Total loans to these persons at December 31, 2003, and 2002 amounted to $4,942,000 and $6,678,000. During 2003, $1,800,000 of new loans were made and repayments totaled $3,536,000.

Note 20 — Restrictions on Dividends, Loans and Advances

      Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made to Sterling by its subsidiary banks. The amount of dividends that may be paid from the subsidiary banks to Sterling totals $61,390,000 at December 31, 2003. However, dividends paid by the subsidiary banks would be prohibited if the effect thereof would cause the banks’ capital to be reduced below applicable minimum capital requirements.

      Under current Federal Reserve regulations, the subsidiary banks are limited to the amounts they may loan to their affiliates, including Sterling. Loans to a single affiliate may not exceed 10%, and the aggregate of loans to all affiliates may not exceed 20% of each bank subsidiary’s capital and surplus (as defined by regulation). At December 31, 2003, the maximum amount available for loans to Sterling totaled $22,286,000.

Note 21 — Fair Value of Financial Instruments

      The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for Sterling’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. FASB Statement No. 107, Disclosures about Fair Value of

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Financial Instruments, excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of Sterling.

      The following methods and assumptions were used by Sterling in estimating fair value disclosures for financial instruments.

      Cash and cash equivalents: The carrying amounts of cash, due from banks and federal funds sold approximate fair value.

      Interest-bearing deposits in banks and short-term investments: The carrying amounts of interest-bearing deposits and short-term investments maturing within 90 days approximate their fair values. Fair values of other interest-bearing deposits and short-term investments are estimated using discounted cash flow analyses based on current rates for similar type instruments.

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

      Short-term borrowings: The carrying amounts of short-term borrowings maturing within 90 days and floating rate short-term borrowings approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on Sterling’s current incremental borrowing rates for similar types of borrowing arrangements.

      Long-term debt and subordinated notes payable: The fair values of Sterling’s long-term debt are estimated using discounted cash flow analyses based on current borrowing rates for similar types of borrowing arrangements.

      Accrued interest: The carrying amounts of accrued interest approximate fair value.

      Derivative assets and liabilities: The fair values for derivative instruments are based on cash flow projection models obtained from third parties.

      Off-balance sheet instruments: Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair values of off-balance sheet instruments are not significant at December 31, 2003 and 2002.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

      The estimated fair values and related carrying or notional amounts of Sterling’s financial instruments are as follows:

	December 31,

	2003		2002

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets:

Cash and cash equivalents	$84,098	$84,098	$107,339	$107,339

Interest-bearing deposits in banks	4,102	4,102	3,412	3,412

Short-term investments	11,275	11,275	11,200	11,200

Mortgage loans held for sale	11,520	11,520	16,784	16,784

Securities held-to-maturity	35,956	37,405	36,596	38,368

Securities available-for-sale	540,049	540,049	551,696	551,696

Loans (net of allowance for loan losses)	1,374,105	1,410,953	1,198,732	1,256,011

Accrued interest receivable	11,236	11,236	11,770	11,770

Derivative assets	144	144	13	13

Financial Liabilities:

Deposits	$1,778,587	$1,795,289	$1,702,302	$1,722,580

Short-term borrowings	43,878	43,878	41,620	41,620

Long-term debt	195,762	208,756	155,478	169,364

Subordinated notes payable	56,702	54,677	20,619	20,619

Accrued interest payable	6,273	6,273	7,981	7,981

Derivative liabilities	1,540	1,540	1,875	1,875

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 22 — Condensed Financial Statements of Parent Company

      Financial information pertaining only to Sterling Financial Corporation is as follows:

	December 31,

	2003	2002

Assets

Cash and cash equivalents	$8,633	$7,256

Securities available for sale	3,010	2,004

Investment in:

Bank subsidiaries	237,249	206,537

Nonbank subsidiaries	27,637	8,925

Due from affiliates	39	2,215

Other assets	10,998	2,670

Total assets	$287,566	$229,607

Liabilities

Long-term debt	$6,669	$8,001

Subordinated debentures	56,702	20,619

Other liabilities	4,184	4,154

Total liabilities	67,555	32,774

Stockholders’ equity	220,011	196,833

Total liabilities and stockholders’ equity	$287,566	$229,607

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	Years Ended December 31,

	2003	2002	2001

Statements of Income
Income

Dividends from banking subsidiaries	$10,630	$9,530	$9,780

Dividends from nonbanking subsidiaries	60	376	1,350

Dividends on securities available-for-sale	56	47	27

Gains on securities available-for-sale	31	16	180

Management fees from subsidiaries	19,869	18,723	—

Other	311	5	3

Total income	30,957	28,697	11,340

Expenses

Interest expense	2,333	1,195	—

Operating expenses	22,862	17,572	548

Total expense	25,195	18,767	548

Income before income taxes and equity in undistributed net income of subsidiaries	5,762	9,930	10,792

Income tax expense (benefit)	(1,780)	24	(83)

	7,542	9,906	10,875

Equity in undistributed income of:

Banking subsidiaries	21,085	15,485	10,015

Other subsidiaries	432	(646)	(556)

Net Income	$29,059	$24,745	$20,334

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	Years Ended December 31,

	2003	2002	2001

Statements of Cash Flows
Cash flows from operating activities

Net income	$29,059	$24,745	$20,334
Adjustments to reconcile net income to net cash provided by operating activities

Depreciation	267	—	—

Equity in undistributed net income of subsidiaries	(21,517)	(14,839)	(9,459)

Gains on securities available-for-sale	(31)	(16)	(180)

(Increase) decrease in other assets	(3,255)	(4,570)	87

Increase (decrease) in other liabilities	(259)	1,771	609

Other	(67)	375	—

Net cash provided by operating activities	4,197	7,466	11,391

Cash flows investing activities

Purchases of securities available-for-sale	(300)	(447)	(493)

Proceeds from sales and maturities of securities available-for-sale	72	140	512

Investment in and advances to banking subsidiaries	(11,750)	(21,764)	—

Investment in nonbanking subsidiaries	(9,756)	(619)	(70)

Return of capital from nonbanking subsidiaries	—	500	750

Purchase of premises and equipment	(3,164)	—	—

Net cash used in investing activities	(24,898)	(22,190)	699

Cash flows from financing activities

Proceeds from subordinated note from subsidiary	36,083	20,619	—

Proceeds from long-term debt	—	9,000	—

Repayment of long-term debt	(1,332)	(999)	—

Proceeds from issuance of common stock	336	645	3

Cash dividends on common stock	(11,671)	(10,771)	(9,654)

Cash paid in lieu of fractional shares	—	(32)	—

Purchases of treasury stock	(3,459)	(551)	(1,061)

Proceeds from issuance of treasury stock	2,121	651	325

Net cash used in financing activities	22,078	18,562	(10,387)

Increase in cash	1,377	3,838	1,703
Cash

Beginning of year	7,256	3,418	1,715

End of year	$8,633	$7,256	$3,418

Note 23 — Segment Reporting

      Sterling operates four major lines of business: Community Banking and Related Services; Leasing; Commercial Finance; and Trust and Investment Services. A fifth line of business, Insurance Related Services

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

does not presently meet the thresholds for reportable segment reporting; therefore it is included in the all other category.

      The Community Banking and Related Services segment provides financial services to consumers, businesses, financial institutions and governmental units in southern Pennsylvania and northern Maryland. These services include providing various types of loans to customers, accepting deposits, mortgage banking and other typical banking services. Parent company and treasury function income is included in the community-banking segment, as the majority of effort of these functions is related to this segment. Major revenue sources include net interest income and service fees on deposit accounts. Expenses include personnel and branch support network support charges.

      The Leasing segment provides vehicle and equipment financing alternatives to businesses primarily located in south central Pennsylvania and northeastern Maryland, although assets are located throughout the United States. Major revenue sources include net interest income and rental income on operating leases. Expenses include personnel, support and depreciation charges on operating leases.

      The Commercial Finance segment specializes in financing forestry and land-clearing equipment through more than 150 equipment dealer locations ranging from Maine to Florida. Major revenue sources include net interest income. Expenses include personnel and support charges.

      The Trust and Investment Services segment includes both corporate asset and personal wealth management services. The corporate asset management business provides retirement planning services, investment management, custody and other corporate trust services to small to medium size business in Sterling market area. Personal wealth management services include investment management, brokerage, estate and tax planning, as well as trust management and administration for high net worth individuals and their families. Major revenue sources include management and estate fees and commissions on security transactions. Expenses primarily consist of personnel and support charges, as well as amortization of intangible assets. Prior year information for this segment has been segregated from the all other segment for consistent presentation with 2003.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Transactions between segments, principally loans, were at terms consistent with that which would be obtained from a third party.

      Sterling’s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment appeals to different markets and, accordingly, requires different technology and marketing strategies. Sterling’s chief operating decision maker utilizes interest income, interest expense, non-interest income, non-interest expense, and the provision for income taxes in making decisions and determining resources to be allocated to the segments.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

      Information about reportable segments, and reconciliation of such information to the consolidated financial statements follows (in thousands):

	Community
	Banking &			Trust and
	Related		Commercial	Investment		Inter-Segment	Consolidated
	Services	Leasing	Finance	Services	All Other	Elimination	Totals

Year ended December 31, 2003

Interest and dividend income	$107,344	$9,085	$19,469	$29	$26	$(8,879)	$127,074

Interest expense	38,570	7,330	4,128	7	—	(8,879)	41,156

Provision for loan losses	2,352	1,345	—	—	—	—	3,697

Noninterest income	15,333	26,869	255	6,945	319	—	49,721

Noninterest expenses	57,930	25,867	2,479	6,034	258	—	92,568

Income before income taxes	23,825	1,412	13,117	933	87	—	39,374

Income tax expenses (benefit)	4,387	530	4,881	385	132	—	10,315

Net income	19,438	882	8,236	548	(45)	—	29,059

Assets	2,246,298	203,906	160,142	19,385	3,387	(289,601)	2,343,517

Year ended December 31, 2002

Interest and dividend income	$111,113	$7,394	$11,857	$19	$22	$(6,814)	$123,591

Interest expense	45,422	7,401	2,630	4	—	(6,814)	48,643

Provision for loan losses	1,131	685	279	—	—	—	2,095

Noninterest income	12,594	26,566	121	5,201	350	—	44,832

Noninterest expenses	53,981	24,722	1,947	4,989	283	—	85,922

Income before income taxes	23,173	1,152	7,122	227	89	—	31,763

Income tax expenses (benefit)	4,576	(645)	2,990	97	—	—	7,018

Net income	18,597	1,797	4,132	130	89	—	24,745

Assets	2,073,176	165,385	121,224	2,137	1,776	(206,770)	2,156,928

Year ended December 31, 2001

Interest and dividend income	$114,045	$7,309	$—	$—	$38	$(5,476)	$115,916

Interest expense	54,970	7,780	—	—	—	(5,476)	57,274

Provision for loan losses	620	597	—	—	—	—	1,217

Noninterest income	14,601	24,912	—	4,161	251	—	43,925

Noninterest expenses	48,376	22,211	—	4,398	187	—	75,172

Income before income taxes	24,680	1,633	—	(237)	102	—	26,178

Income tax expenses (benefit)	5,242	685	—	(83)	—	—	5,844

Net income	19,438	948	—	(154)	102	—	20,334

Assets	1,800,246	148,000	—	—	—	(86,807)	1,861,439

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 24 — Quarterly Financial Data (Unaudited)

      The following is a summary of the quarterly results of operations:

	Three Months Ended

	December 31	September 30	June 30	March 31

2003

Interest and dividend income	$32,473	$32,157	$31,267	$31,177

Interest expense	10,306	10,153	10,095	10,602

Provision for loan losses	881	872	909	1,035

Securities gains	121	346	40	4

Noninterest income	13,681	12,381	11,723	11,425

Noninterest expense	24,135	23,774	22,746	21,913

Income before income taxes	10,953	10,085	9,280	9,056

Income tax expense	2,960	2,588	2,336	2,431

Net income	7,993	7,497	6,944	6,625

Per share informative:

Basic earnings per share	$0.37	$0.35	$0.33	$0.31

Diluted earnings per share	0.37	0.35	0.33	0.31

Dividends declared	0.14	0.14	0.14	0.14

2002

Interest and dividend income	$31,548	$31,646	$31,172	$29,225

Interest expense	11,639	12,423	12,503	12,078

Provision for loan losses	1,077	218	582	218

Securities gains	20	(89)	(407)	16

Noninterest income	12,252	10,878	11,238	10,924

Noninterest expense	21,803	21,206	22,217	20,696

Income before income taxes	9,301	8,588	6,701	7,173

Income tax expense	2,502	2,323	542	1,651

Net income	6,799	6,265	6,159	5,522

Per share informative:

Basic earnings per share	$0.32	$0.30	$0.29	$0.28

Diluted earnings per share	0.32	0.29	0.29	0.27

Dividends declared	0.14	0.14	0.13	0.13

Note 25 — Subsequent Events

      On January 12, 2004, Sterling entered into a definitive agreement to purchase Corporate Healthcare Strategies, Inc., doing business as The Stoudt Companies, a Lancaster, Pennsylvania, based firm that provides benefit products and benefit consulting services to medium and large-sized businesses in the Central Pennsylvania region. Stoudt consists of three divisions, StoudtAdvisors (employee benefits insurance consulting and brokerage services), CapRisk (provides financial protection nationally to employers who self-fund their medical, dental and prescription plans), and the Lancaster Chamber Health Plan (a joint partnership with the Lancaster Chamber of Commerce which includes over 1,200 employer groups in Lancaster County, Pennsylvania).

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

      Sterling has agreed to issue up to 338,461 shares of its common stock and pay $8.800 million in cash to acquire the Stoudt Companies. Up to 30% of the merger consideration is subject to performance criteria for payment over the next four years. Assuming that all conditions are satisfied without delay, it is anticipated that the effective date of the merger will occur early in the second quarter of 2004.

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A — Controls and Procedures

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

      At the end of the period covered by this annual report, Sterling conducted an evaluation of the effectiveness of the design and operation of Sterling’s disclosure controls and procedures, as required by Rule 13a-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of Sterling’s management, including its Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Sterling’s controls and procedures are effective. There have been no changes in Sterling’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 10 — Directors and Executive Officers of the Registrant

      Incorporated by reference is the information appearing under the headings “Information about Nominees and Continuing Directors, Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2004 Annual Meeting Proxy Statement.

      Sterling has adopted a Code of Ethics, which applies to Sterling’s directors and senior officers, including its Chief Executive Officer and President, Chief Financial Officer, and Chief Accounting Officer. This Code of Ethics has been included as Exhibit 14 to Sterling’s 2003 Annual Report on Form 10-K. We intend to disclose any amendments to our waivers of a required provision of the Code of Ethics on our website.

Item 11 — Executive Compensation

      Incorporated by reference is the information under the headings “Executive Compensation” and “Sterling Financial Corporation Directors’ Compensation” in the 2004 Annual Meeting Proxy Statement.

Item 12 —	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Incorporated by reference is the information appearing under the headings “Principal Holders” and “Beneficial Ownership of Executive Officers, Directors and Nominees” in the 2004 Annual Meeting Proxy Statement.

Item 13 — Certain Relationships and Related Transactions

      Incorporated by reference is the information appearing under the heading “Transactions with Directors and Executive Officers” in the 2004 Annual Meeting Proxy Statement and under “Notes to Consolidated Financial Statements — Note 18 — Related Party Transactions” located elsewhere in this Form 10-K.

Item 14 — Principal Accountant Fees and Services

      Incorporated by reference is the information appearing under the heading “Report of the Audit Committee” in the 2004 Annual Meeting Proxy Statement.

Item 15 — Exhibits, Financial Statements and Reports on Form 8-K

(a)	The following documents are filed as part of this report:
The financial statements listed on the index set forth in Item 8 of this Annual Report on Form 10-K are filed as part of this Annual Report.
Financial statement schedules — all schedules are omitted because they are either not applicable, the data is not significant or the required information is shown in the financial statements or the notes thereto or elsewhere herein.
Exhibits — the following is a list of Exhibits required by Item 601 of Regulation S-K and are incorporated by reference herein or annexed to this Annual Report.
	3(i)	Amended Articles of Incorporation. (Incorporated by reference to Exhibit 3(i) to Registrant’s Current Report on Form 8-K, dated April 30, 2002, filed with the Commission on May 15, 2002.)
	3(ii)	Amended Bylaws. (Incorporated by reference to Exhibit 3(ii) to Registrant’s Current Report on Form 8-K, dated and filed with the Commission on April 25, 2000.)
	10.1	1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.3 of Registration Segment No. 333-28065 on Form S-8, filed with the Commission on May 30, 1997.)
	10.2	Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to Registration Statement No. 33-55131 on Form S-3, filed with the Commission on August 18, 1994, and as amended by Registrant’s Rule 424 (b) prospectus, filed with the Commission on December 23, 1998, and by Amendment No. 1, filed with the Commission on January 16, 2001.)
	10.3	Stock Disposition Agreement, dated September 6, 2001, by and between Howard E. Groff, Sr., and Sterling Financial Corporation. (Incorporated by reference to Exhibit 99.1 in Registrant’s Current Report on Form 8-K, dated September 6, 2001, and filed with the Commission on September 26, 2001.)
	10.4	1997 Directors Stock Compensation Plan and Policy. (Incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement No. 333-28101 on Form S-8, filed with the Commission on May 30, 1997.)
	10.5	Supplemental Executive Retirement Agreement, dated April 22, 2002, between Sterling Financial Corporation and John Stefan. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated April 30, 2002, filed with the Commission on May 15, 2002.)
	10.6	Consulting Agreement and General Release, dated April 22, 2002, between Sterling Financial Corporation and John E. Stefan. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated April 30, 2002, filed with the Commission on May 15, 2002.)
	10.7	Employment Agreement, dated December 18, 2001, between Sterling Financial Corporation, Bank of Lancaster County, N.A. and J. Roger Moyer, Jr. (Incorporated by reference to Exhibit 10.6 to Registrant’s Statement No. 333-75650 on Form S-4, filed with the Commission on January 16, 2002.)
	10.8	Employment Agreement, dated July 23, 2002, between Sterling Financial Corporation, Bank of Lancaster County, N.A. and Thomas P. Dautrich. (Incorporated by reference to Exhibit 10 to Registrant’s Quarterly Report on 10-Q for the quarter-ended June 30, 2002, filed with the Commission on August 14, 2002.)
	10.9	Employment Agreement, dated as of February 28, 2002, between Sterling Financial Corporation, Bank of Lancaster County, N.A. and J. Bradley Scovill. (Incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission March 27, 2002.)

10.10	Change in Control Agreement, dated as of July 27, 2000, between Sterling Financial Corporation, Bank of Hanover, and Chad M. Clabaugh (Incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K, dated December 31, 2002, and filed with the Commission on March 27, 2003).
10.11	Employment Agreement, dated as of December 1, 2000, between Sterling Financial Corporation, Bank of Lancaster County, N.A., and Gregory S. Lefever.
14	Code of Ethics
21	Subsidiaries of the Registrant
23	Consent of Ernst & Young LLP
31	Rule 13a-14(a)/15d-14(a) Certifications
31.1	— Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	— Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Section 1350 Certifications
32.1	— Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to 906 of the Sarbanes Oxley Act of 2002
32.2	— Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to 906 of the Sarbanes Oxley Act of 2002

Copies of the Exhibits referenced above will be provided to Shareholders without charge by writing to Shareholder Relations, Sterling Financial Corporation, 101 North Pointe Boulevard, Lancaster, PA 17601-4133.

(b) Reports on Form 8-K

      During the quarter ended December 31, 2003, the registrant filed the following reports on Form 8-K.

Date of Report	Item	Description

October 1, 2003	5	Registrant filed a press release announcing agreement to purchase Church Capital Management, Bainbridge Securities, Inc.
October 15, 2003	5	Registrant filed a press release announcing the completion of its acquisition of Church Capital Management, Bainbridge Securities, Inc.
October 28, 2003	9, 12	Registrant filed a press release announcing results of operations for the quarter and nine months ended September 30, 2003
November 4, 2003	9	Slide presentation from Mid-Atlantic 2003 Super Community Bank Conference in Philadelphia, Pennsylvania
November 18, 2003	5	Registrant filed a press release announcing the fourth quarter dividend declaration
December 22, 2003	5	Announcement of Michael A. Carenzo and David E. Hosler as “financial experts” on Sterling’s audit committee

Signatures

      Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING FINANCIAL CORPORATION

By:	/s/ J. ROGER MOYER, JR.

J. Roger Moyer, Jr.
President and Chief Executive Officer

Signature	Title	Date

/s/ JOHN E. STEFAN (John E. Stefan)	Chairman of the Board	March 12, 2004

/s/ J. ROGER MOYER, JR. (J. Roger Moyer, Jr.)	President and Chief Executive Officer, Director	March 12, 2004

/s/ J. BRADLEY SCOVILL (J. Bradley Scovill)	Senior Executive Vice President, Chief Financial Officer and Treasurer	March 12, 2004

/s/ DOUGLAS P. BARTON (Douglas P. Barton)	Vice President, Chief Accounting Officer and Secretary	March 12, 2004

/s/ RICHARD H. ALBRIGHT, JR. (Richard H. Albright, Jr.)	Director	March 12, 2004

/s/ MICHAEL A. CARENZO (Michael A. Carenzo)	Director	March 12, 2004

/s/ BERTRAM F. ELSNER (Bertram F. Elsner)	Director	March 12, 2004

/s/ HOWARD E. GROFF, JR. (Howard E. Groff, Jr.)	Director	March 12, 2004

/s/ JOAN R. HENDERSON (Joan R. Henderson)	Director	March 12, 2004

/s/ TERRENCE L. HORMEL (Terrence L. Hormel)	Director	March 12, 2004

/s/ DAVID E. HOSLER (David E. Hosler)	Director	March 12, 2004

/s/ W. GARTH SPRECHER (W. Garth Sprecher)	Director	March 12, 2004

/s/ GLENN R. WALZ (Glenn R. Walz)	Director	March 12, 2004