Form 10-Q
period 2004-03-31
STERLING FINANCIAL CORP /PA/
filed 2004-05-10
CIK 811671

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

(Mark One) [X]	QUARTERLY REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 0-16276

STERLING FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2449551

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 North Pointe Boulevard Lancaster, Pennsylvania	17601-4133

(Address of principal executive offices)	(Zip Code)

(717) 581-6030

Registrant’s Telephone number, including area code:

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

Common Stock, $5.00 Par Value – 21,484,340 shares outstanding as of April 30, 2004.

Sterling Financial Corporation and Subsidiaries
Index

		Page
Part I — Financial Information
Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets
	As of March 31, 2004 and December 31, 2003	3
	Consolidated Statements of Income
	For the Three Months ended March 31, 2004 and 2003	4
	Consolidated Statements of Changes in Stockholders’ Equity
	For the Three Months ended March 31, 2004 and 2003	5
	Consolidated Statements of Cash Flows
	For the Three Months ended March 31, 2004 and 2003	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	28
Part II — Other Information
Item 1.	Legal Proceedings	29
Item 2.	Changes in Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Submission of Matters to a Vote of Security Holders	29
Item 5.	Other Information	29
Item 6.	Exhibits and Reports on Form 8-K	29
Signatures		31

Part I — Financial Information
STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(In thousands except share and per share data)	2004	2003
Assets
Cash and due from banks	$52,989	$64,996
Federal funds sold	77	19,102

Cash and cash equivalents	53,066	84,098
Interest-bearing deposits in banks	3,892	4,102
Short-term investments	3,160	11,275
Mortgage loans held for sale	10,687	11,520
Securities held-to-maturity (fair value 2004 - $37,279 ; 2003 - $37,405)	35,836	35,956
Securities available-for-sale	516,611	540,049
Loans, net of allowance for loan losses (2004 - $15,082 ; 2003 - $14,656)	1,533,606	1,481,369
Premises and equipment, net	38,048	38,720
Assets held for operating lease, net	59,552	57,891
Other real estate owned	474	520
Goodwill	30,468	30,490
Intangible assets	4,855	5,083
Accrued interest receivable	11,039	11,236
Other assets	33,677	31,208

Total assets	$2,334,971	$2,343,517

Liabilities
Deposits:
Noninterest-bearing	$227,322	$250,119
NOW and money market	591,415	576,926
Savings	216,374	210,347
Time	736,884	740,635

Total deposits	1,771,995	1,778,027

Short-term borrowings	44,741	43,878
Long-term debt	191,110	195,762
Subordinated notes payable	56,702	56,702
Accrued interest payable	6,213	6,273
Other liabilities	36,724	42,864

Total liabilities	2,107,485	2,123,506

Stockholders’ equity
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $5.00 par value, 70,000,000 shares authorized; issued 2004 - 21,775,149 shares; 2003 - 21,776,551 shares	108,876	108,883
Capital surplus	43,925	44,615
Escrowed shares (2004 - 240,002 shares; 2003 - 240,002 shares)	(4,877)	(4,877)
Retained earnings	63,233	58,874
Accumulated other comprehensive income	17,727	13,827
Common stock in treasury, at cost (2004 - 61,297 shares; 2003 - 59,310 shares)	(1,398)	(1,311)

Total stockholders’ equity	227,486	220,011

Total liabilities and stockholders’ equity	$2,334,971	$2,343,517

The accompanying notes are an integral part of these consolidated financial statements.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2004	2003
Interest and dividend income
Loans, including fees	$25,967	$23,991
Debt securities
Taxable	3,482	4,512
Tax-exempt	2,618	2,440
Dividends	138	154
Federal funds sold	24	64
Short-term investments	13	12

Total interest and dividend income	32,242	31,173

Interest expense
Deposits	6,548	8,044
Short-term borrowings	407	380
Long-term debt	1,957	1,916
Subordinated debt	763	262

Total interest expense	9,675	10,602

Net interest income	22,567	20,571
Provision for loan losses	714	1,035

Net interest income after provision for loan losses	21,853	19,536

Noninterest income
Trust and investment management income	2,154	1,139
Service charges on deposit accounts	1,474	1,374
Other service charges, commissions and fees	875	870
Brokerage fees and commissions	828	168
Mortgage banking income	409	795
Rental income on operating leases	6,235	6,420
Other operating income	711	662
Securities gains	517	4

Total noninterest income	13,203	11,432

Noninterest expenses
Salaries and employee benefits	11,040	9,148
Net occupancy	1,429	1,311
Furniture and equipment	1,722	1,533
Professional services	765	754
Depreciation on operating lease assets	5,236	5,285
Taxes other than income	590	365
Intangible asset amortization	250	36
Other	3,940	3,480

Total noninterest expenses	24,972	21,912

Income before income taxes	10,084	9,056
Income tax expenses	2,455	2,431

Net income	$7,629	$6,625

Per share information:
Basic earnings per share	$0.36	$0.31
Diluted earnings per share	0.35	0.31
Dividends declared	0.15	0.14

The accompanying notes are an integral part of these consolidated financial statements.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
	Shares				Other	Treasury and
	Common	Common	Capital	Retained	Comprehensive	Escrowed
(Dollars in thousands)	Stock	Stock	Surplus	Earnings	Income (Loss)	Shares	Total
Balance, December 31, 2002	16,923,069	$84,615	$34,949	$63,521	$14,299	$(551)	$196,833
Comprehensive income:
Net Income				6,625			6,625
Other comprehensive income:
Change in net unrealized loss on securities AFS, net of reclassification adjustment and tax effects					(612)		(612)
Change in unrealized loss on interest rate swaps					(17)		(17)

Total comprehensive income							5,996

Common stock issued:
Stock options	5,621	28	50				78
Issuance of treasury stock
Dividend Reinvestment Plan (29,548 shares)			(20)			720	700
Stock options (27,452 shares)			(199)			620	421
Purchase of treasury stock (shares)						(1,454)	(1,454)
Cash dividends declared				(2,875)			(2,875)

Balance, March 31, 2003	16,928,690	$84,643	$34,780	$67,271	$13,670	$(665)	$199,699

Balance, December 31, 2003	21,776,551	$108,883	$44,615	$58,874	$13,827	$(6,188)	$220,011
Comprehensive income:
Net Income				7,629			7,629
Other comprehensive income:
Change in net unrealized gain on securities AFS, net of reclassification adjustment and tax effects					3,862		3,862
Change in unrealized loss on interest rate swaps					38		38

Total comprehensive income							11,529

Cash paid in lieu of fractional shares	(1,402)	(7)		(26)			(33)
Issuance of treasury stock
Directors’ compensation plan (188 shares)						4	4
Stock options (72,825 shares)			(690)			1,616	926
Purchase of treasury stock (75,000 shares)						(1,707)	(1,707)
Cash dividends declared				(3,244)			(3,244)

Balance, March 31, 2004	21,775,149	$108,876	$43,925	$63,233	$17,727	$(6,275)	$227,486

The accompanying notes are an integral part of these consolidated financial statements.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2004	2003
Cash Flows from Operating Activities
Net income	$7,629	$6,625
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,368	6,295
Accretion and amortization of investment securities	196	214
Amortization of intangible assets	250	36
Provision for loan losses	714	1,035
Provision for deferred income taxes	3,408	—
(Gains) losses on sales of securities available-for-sale	(517)	(4)
Gains on sale of mortgage loans	(225)	(555)
Proceeds from sales of mortgage loans	27,936	59,086
Originations of mortgage loans held for sale	(26,878)	(61,027)
Change in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	197	68
(Increase) decrease in other assets	(2,469)	(7,603)
Increase (decrease) in accrued interest payable	(60)	(768)
Increase (decrease) in other liabilities	(11,730)	2,585
Other	—	(67)

Net cash provided by operating activities	4,819	5,920

Cash Flows From Investing Activities
Net (increase) decrease in interest-bearing deposits in other banks	210	(1,043)
Net (increase) decrease in short-term investments	8,115	10,297
Proceeds from sales of securities available-for-sale	4,282	18,472
Proceeds from maturities or calls of securities held-to-maturity	212	559
Proceeds from maturities or calls of securities available-for-sale	34,403	30,587
Purchases of securities held-to-maturity	(92)	(1,471)
Purchases of securities available-for-sale	(8,980)	(27,609)
Net loans and direct finance leases made to customers	(52,905)	(22,549)
Purchases of equipment acquired for operating leases, net	(6,897)	(3,829)
Purchases of premises and equipment (net)	(460)	(1,581)

Net cash used by investing activities	(22,112)	1,833

Cash Flows From Financing Activities
Net increase (decrease) in deposits	(6,032)	12,728
Net increase (decrease) in short-term borrowings	863	(5,411)
Repayment of long-term debt	(4,652)	(7,113)
Proceeds from issuance of common stock	—	78
Cash dividends	(3,108)	(2,875)
Cash paid in lieu of fractional shares	(33)	—
Purchase of treasury stock	(1,707)	(1,454)
Proceeds from issuance of treasury stock	930	1,121

Net cash provided by financing activities	(13,739)	(2,926)

Net change in cash and cash equivalents	(31,032)	4,827
Cash and Cash Equivalents
Beginning of year	84,098	107,339

End of year	$53,066	$112,166

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(All dollar amounts presented in the footnotes are in thousands, except per share data)

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

     Operating results for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

     For further information, refer to the audited consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K, for the year ended December 31, 2003.

     The consolidated financial statements and footnotes thereto of Sterling Financial Corporation include the accounts of its wholly owned subsidiaries, Bank of Lancaster County, N.A. (Bank of Lancaster County), First National Bank of North East (First National), Bank of Hanover and Trust Company (Bank of Hanover), HOVB Investment Co., T&C Leasing, Inc. (T&C), Pennbanks Insurance Company, SPC, Church Capital Management, LLC, Bainbridge Securities Inc., and Sterling Mortgage Services, Inc. (inactive). The unaudited consolidated financial statements also include Town & Country Leasing, LLC (Town & Country), Sterling Financial Trust Company, and Equipment Finance, LLC, all wholly-owned subsidiaries of Bank of Lancaster County. All significant intercompany balances and transactions have been eliminated in consolidation.

     Earnings Per Share – Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if potential dilutive common shares had been issued. Potential common shares that may be issued by Sterling consist solely of outstanding stock options and are determined using the treasury stock method.

     Earnings per common share have been computed based on the following (dollars in thousands):

	Three Months Ended
	March 31,
	2004	2003
Net income available to stockholders	$7,629	$6,625

Average number of shares outstanding	21,459,056	21,137,204
Effect of dilutive stock options	310,046	168,349

Average number of shares outstanding used to calculate diluted earnings per share	21,769,102	21,305,553

Per share information:
Basic earnings per share	$0.36	$0.31
Diluted earnings per share	0.35	0.31

     All share and per share amounts have been properly restated to reflect the 5-for-4 stock split effected in the form of a 25% stock dividend declared in January 2004 and paid in February 2004.

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

     The components of other comprehensive income and related tax effects are as follows:

	Three Months Ended
	March 31,
	2004	2003
Unrealized holding gains (losses) on available-for-sale securities	$6,464	$(937)
Reclassification adjustment for securities (gains) losses in income	(517)	(4)
Unrealized (gains) loss on derivatives used in cash flow hedging relationships	56	190

Net unrealized gains (losses)	6,003	(751)
Income tax (expense) benefit	(2,103)	122

Net-of-tax amount	$3,900	$(629)

     The ending accumulated balances for each item included in accumulated other comprehensive income, net of related income taxes, were as follows:

	March 31,	December 31,
	2004	2003
Accumulated unrealized gains on securities available-for-sale	$18,631	$14,769
Accumulated unrealized losses on derivatives used in cash flow hedging relationships	(904)	(942)

	$17,727	$13,827

     Reclassifications – Certain items in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation format. Such reclassifications had no impact on net income.

     Recent Accounting Pronouncements – Sterling accounts for interest rate lock commitments (“IRLCs”) for those mortgage loans that it intends to sell as derivatives in accordance with SFAS No. 133. On March 9, 2004, the SEC staff released Staff Accounting Bulletin (“SAB”) No. 105 that requires registrants to exclude the future expected cash flows related to expected servicing fees from the fair value of IRLCs. This statement delays the recognition of such servicing revenues until such time as the loan is sold, however, the pronouncement would have no effect on the ultimate amount of revenue or cash flows recognized over time. This pronouncement is effective April 1, 2004 and must be adopted prospectively for commitments entered into after March 31, 2004. Sterling does not anticipate a significant impact to its financial condition or results of operations as a result of SAB 105.

     In December 2003, the Financial Accounting Standards Board (FASB) revised Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits. This Statement retains the disclosures required by the original Statement No. 132 and requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension and postretirement plans. In addition, this Statement requires interim period disclosure of the components of net period benefit cost and contributions if significantly different from previously reported amounts. Sterling adopted the provisions of this Statement as of December 31, 2003. See Note 5 for the additional pension and other postretirement benefit disclosures.

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

     In December 2003 the FASB made certain modifications to clarify FIN 46. Application of this guidance was effective for interests in certain VIEs commonly referred to as special-purpose entities (SPEs) as of December 31, 2003. Application for all other types of entities is required for periods ending after March 15, 2004, unless previously applied. The impact upon the adoption of this guidance did not have a material impact on Sterling’s financial condition or results of operations.

Note 2 – Business Combinations

     Church Capital Management, LLC and Bainbridge Securities Inc. — On October 15, 2003, Sterling acquired 100 percent of the outstanding common shares of Church Capital Management, LLC and its affiliate, Bainbridge Securities Inc. Church Capital Management is a SEC Registered Investment Advisor with assets under management of approximately $700 million. Bainbridge Securities is a National Association of Securities Dealers (NASD) securities broker/dealer offering a wide array of investment services. As a result of the acquisition, Sterling plans to enhance earnings and provide financial product diversification.

     In connection with the completion of the acquisition of Church and Bainbridge, Sterling issued 359,998 shares of its common stock and paid $7.920 million. In addition, 240,002 shares of Sterling’s common stock and $5.280 million were placed in escrow, which will be released over the next five years based upon Church and Bainbridge reaching specified performance criteria and the settlement, if any, of outstanding litigation at the date of acquisition. Based on the closing price of Sterling’s common stock at the time the agreement was entered into, the 600,000 shares of common shares are valued at $12.192 million.

     The transaction was accounted for under the provisions of Statement No. 141, Business Combinations. The purchase price allocation included $38 thousand to premises and equipment and $5.110 million to finite-lived intangible assets, including $3.700 million to customer list, $480 thousand to trademark, and $930 thousand to covenants not to compete. The intangible assets have a weighted average life of approximately 7 years. The remaining portion of the purchase price, or $12.218 million, was assigned to goodwill, within the Trust and Investment Services segment. This transaction will generate additional goodwill, as the cash and shares held in escrow are released upon the satisfying of the specified performance criteria. The goodwill is not expected to be written off for tax purposes.

Note 3 – Stock Compensation

     Sterling has an omnibus stock incentive plan under which incentive and nonqualified stock options, stock appreciation rights, or restricted stock may be issued. To date, only incentive and nonqualified stock options have been issued under the plan. The options are granted periodically to key employees at a price not less than the fair value of the shares at the date of grant, and have a term of ten years. As of March 31, 2004, Sterling had approximately 696,500 shares of common stock reserved for issuance under the stock incentive plans. All options issued were in connection with the omnibus stock incentive plan, which was approved by shareholders.

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

	Three Months Ended
	March 31,
	2004	2003
Net income:
As reported	$7,629	$6,625
Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(366)	(196)

Proforma	$7,263	$6,429

Basic earnings per share:
As reported	$0.36	$0.31
Proforma	0.34	0.30
Diluted earnings per share:
As reported	$0.35	$0.31
Proforma	0.33	0.30

Note 4 – Segment Information

     Sterling operates four major lines of business: Community Banking and Related Services; Leasing; Commercial Finance; and Trust and Investment Services. A fifth line of business, Insurance Related Services does not presently meet the thresholds for reportable segment reporting; therefore it is included in the all other category.

     The Community Banking and Related Services segment provides financial services to consumers, businesses, financial institutions and governmental units in southern Pennsylvania, northern Maryland and Delaware. These services include providing various types of loans to customers, accepting deposits, mortgage banking and other typical banking services. Parent company and treasury function income is included in the community-banking segment, as the majority of effort of these functions is related to this segment. Major revenue sources include net interest income and service fees on deposit accounts. Expenses include personnel, branch support and network support charges.

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

     The Trust and Investment Services segment includes both corporate asset and personal wealth management services. The corporate asset management business provides retirement planning services, investment management, custody and other corporate trust services to small and medium size business in Sterling’s market area. Personal wealth management services include investment management, brokerage, estate and tax planning, as well as trust management and administration for high net worth individuals and their families. Major revenue sources include management and estate fees and commissions on security transactions. Expenses primarily consist of personnel and support charges, as well as amortization of intangible assets. Prior year information for this segment has been segregated from the all other segment for consistent presentation with 2004.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Transactions between segments, principally loans, were at terms consistent with that which would be obtained from a third party.

     Sterling’s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment appeals to different markets and, accordingly, requires different technology and marketing strategies. Sterling’s chief operating decision maker utilizes interest income, interest expense, non-

interest income, non-interest expense, and the provision for income taxes in making decisions and determining resources to be allocated to the segments.

     Information about reportable segments, and reconciliation of such information to the consolidated financial statements follows (in thousands):

	Community
	Banking &			Trust and
	Related		Commercial	Investment		Inter-Segment	Consolidated
	Services	Leasing	Finance	Services	All Other	Elimination	Totals
March 31, 2004
Interest and dividend income	$26,138	$2,482	$6,110	$8	$5	$(2,501)	$32,242
Interest expense	9,169	1,774	1,231	2	—	(2,501)	9,675
Provision for loan losses	401	313	—	—	—	—	714
Noninterest income	3,571	6,509	79	2,981	63	—	13,203
Noninterest expenses	15,407	6,415	662	2,459	29	—	24,972
Income before income taxes	4,732	489	4,296	528	39	—	10,084
Income tax expenses	512	184	1,567	175	17	—	2,455
Net income	4,220	305	2,729	353	22	—	7,629
Assets	2,244,058	217,624	174,827	20,889	1,514	(323,941)	2,334,971
March 31, 2003
Interest and dividend income	$26,920	$1,974	$4,218	$7	$8	$(1,954)	$31,173
Interest expense	9,883	1,744	927	2	—	(1,954)	10,602
Provision for loan losses	695	340	—	—	—	—	1,035
Noninterest income	3,311	6,662	62	1,307	90	—	11,432
Noninterest expenses	13,595	6,324	702	1,221	70	—	21,912
Income before income taxes	6,058	228	2,651	91	28	—	9,056
Income tax expenses	1,110	96	1,078	36	111	—	2,431
Net income	4,948	132	1,573	55	(83)	—	6,625
Assets	2,086,511	177,937	128,612	1,923	1,743	(235,222)	2,161,504

     Sterling does not have a single external customer from whom it derives 10% or more of its revenue. As of March 31, 2004, $17.220 million of goodwill has been allocated to the commercial finance segment, $12.218 million to the trust and investment services segment and $1.031 million has been allocated to the commercial banking segment.

Note 5 – Retirement Benefit Plan

     The components of Sterling’s post-retirement benefits cost for the quarter ended March 31, 2004 and 2003 is as follows:

	Three Months Ended
	March 31,
	2004	2003
Service cost	$24	$22
Interest cost	28	23
Amortization of transition losses	2	2
Net amortization and other amortization of unrecognized prior service cost	4	4

Net retirement benefits cost	$58	51

     In December 2003, President Bush signed into law a bill that expands Medicare benefits, primarily adding a prescription drug benefit for Medicare-eligible retirees beginning in 2006. The law also provides a federal subsidy to companies which sponsor postretirement benefit plans that provide prescription drug coverage. FASB Staff Position 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” permits deferring the recognition of the new Medicare provisions’ impact due to lack of specific authoritative guidance on accounting for the federal subsidy. Sterling has elected to defer accounting for the effects of this new legislation until the specific authoritative guidance is issued. Accordingly, the postretirement benefit obligations and net periodic costs reported in the accompanying financial statements and notes do not reflect the impact of this legislation. The accounting guidance, when issued, could require changes to previously reported financial information. Sterling anticipates its benefit costs after 2006 will be somewhat lower as a result of the new Medicare provisions, however, the adoption of this standard is not expected to have a material impact on results of operations, financial position, or liquidity.

Note 6 – Subsequent Events

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

     Sterling has agreed to issue up to 338,461 shares of its common stock and pay $8.800 million in cash to acquire the Stoudt Companies. Up to 30% of the merger consideration is subject to performance criteria for payment over the next four years. Assuming that all conditions are satisfied without delay, it is anticipated that the effective date of the merger will occur in the second quarter of 2004.

Item 2 – Management’s Discussions and Analysis of Financial Condition and Results of Operations

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

     Stockholders should note that many factors, some of which are discussed elsewhere in this report, could affect the future financial results of Sterling Financial Corporation and its subsidiaries, both individually and collectively, and could cause those results to differ materially from those expectations expressed in this report. These risk factors include the following:

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

General

     The following discussion provides management’s analysis of the consolidated financial condition and results of operations of Sterling Financial Corporation and its wholly-owned subsidiaries, Bank of Lancaster County, N.A. First National Bank of North East, Bank of Hanover and Trust Company, HOVB Investment Co., T&C Leasing, Inc., Pennbanks Insurance Company, SPC, Church Capital Management, LLC, Bainbridge Securities Inc. and Sterling Mortgage Services, Inc. (inactive). The consolidated financial statements also include Town & Country Leasing,

LLC, Sterling financial Trust Company and Equipment Finance, LLC, all wholly-owned subsidiaries of Bank of Lancaster County.

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

     With the adoption of SFAS No. 142 on January 1, 2002, Sterling is no longer required to amortize goodwill resulting from business acquisitions. Goodwill is now subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. Sterling tests for impairment based on the goodwill maintained at each defined reporting unit. An independent party using various market valuation methodologies determines a fair value. If the fair values of the reporting units exceed their book values, no write-downs of recorded goodwill are necessary. If the fair value of the reporting unit is less than its book value, an impairment expense may be required to be recorded to write down the related goodwill to the proper carrying value. Sterling completed its annual impairment testing during the fourth quarter of 2003 and determined that no impairment charges were necessary. No assurance can be given that future impairment tests will not result in a charge to earnings.

     Any material effect on the financial statements related to these critical accounting areas is also discussed in this management discussion and analysis.

Non-GAAP Presentations

     This management’s discussion and analysis refers to the efficiency ratio that is a non-GAAP financial measure that we believe provides readers with important information regarding Sterling’s operational efficiency. Comparison of Sterling’s efficiency ratio with other companies’ may not be appropriate, as they may calculate their efficiency ratio in a different manner.

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

RESULTS OF OPERATIONS

(Dollars in tables are in thousands)

Executive Overview

     Sterling’s net income was $7.629 million for the quarter ended March 31, 2004, an increase of $1.004 million, or 15.2% from the first quarter 2003. Diluted earnings per share totaled $0.35 for the first quarter 2004 versus $0.31 for the same period 2003, an increase of 12.9%. Return on average realized equity for the first quarter of 2004 was 14.78%, compared to 14.52% in the first quarter of 2003.

     Despite a challenging interest rate environment for the financial services industry, Sterling has been able to improve net interest income, from $20.571 million for the first quarter of 2003 to $22.567 million in 2004, a 9.7% increase. The improvement is primarily the result of a shift in the composition of Sterling’s interest earning assets, away from lower yielding federal funds and securities, to higher yielding loans, particularly commercial loans and finance receivables. Sterling’s net interest margin was 4.65% for the first quarter of 2004, which matches 2003 levels.

     Despite growth in loans receivable, Sterling’s provision for loan losses was $714 thousand for the quarter ended March 31, 2004, compared to $1.035 million in 2003. The decrease in the provision was the direct result of improving asset quality ratios, combined with minimal net charge-offs during the period.

     Noninterest income, excluding securities gains, was $12.686 million for the quarter ended March 31, 2004, an 11.0% increase over $11.428 million earned in 2003. Mortgage banking income declined $386 thousand as mortgage loan origination volumes have declined as 2004 interest rates have increased over 2003 levels. Offsetting this decline was trust and investment management income and brokerage fees and commissions, which increased from $1.307 million for the first quarter of 2003 to $2.982 million in 2004. The acquisition of Church Capital Management LLC, a registered investment advisor, and Bainbridge Securities, Inc., a NASD registered broker dealer, in the fourth quarter of 2003 contributed to the 128% increase in trust and investment management income and brokerage fees and commissions.

     Noninterest expenses were $24.972 million for the quarter ended March 31, 2004 compared to $21.912 million in 2003, a 14.0% increase. The increase in noninterest expenses can be attributed to the growth that Sterling has experienced, both organic and through expansion into new geographic regions, including Berks County, Pennsylvania, Carroll County, Maryland, and New Castle County, Delaware. In addition, new and enhanced financial services products are being offered to Sterling’s customers, including brokerage services and registered investment advisor consultation. As a result of new markets served and product expansion, increases were noted in virtually every noninterest expense category, including a full quarter’s worth of expenses for Church Capital Management and Bainbridge Securities in 2004, compared to no similar expenses in 2003.

     Sterling’s efficiency ratio for the quarter ended March 31, 2004 was 62.1%, which was higher than the first quarter 2003 ratio of 58.8%. As a result of Sterling being an acquisitive and growing financial services company, the efficiency ratio has slipped slightly in the short term, as we have incurred expenses in trying to assimilate new affiliates into the Sterling family with little disruption to our customer base. Additionally, as our banking segment expands in to new geographic markets, the additional office locations also negatively impacts Sterling’s efficiency ratio in the short-term.

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

     Net interest income, on a tax equivalent basis, totaled $24.251 million for the first quarter of 2004 compared to $22.161 million for the first quarter of 2003, an increase of $2.090 million or 9.4%. This increase reflects a $171 million or 9.0% increase in the average balance of interest-earning assets. Net interest margin matched the prior year’s quarter at 4.65%.

     The increase in interest-earning assets came primarily in the form of loans. In fact, the growth in loans exceeded the growth in earning assets, reflecting the funding of a portion of the loan growth with securities portfolio cash flow and overnight fed funds over the past year. Strong growth in the commercial loan and finance receivables portfolios as well as consumer loans and leases contributed to the increase in total loans. Year over year, quarterly average loans increased $208 million, increasing the percentage of loans to interest-earning assets from 69% in 2003 to 74% in 2004. Generally, loans carry a higher yield than alternative interest-earning assets, namely securities and other investments.

     Funding for the growth in assets came from deposits, borrowings and shareholders’ equity. Strong growth was experienced in demand and savings deposits, which more than offset the decrease in time deposits. Over the past year, Sterling experienced a significant volume of maturing CDs at high interest rates. During that time, the banks were less aggressive in obtaining CDs, and the rates were consciously held at the now lower market levels.

     The following table summarizes, on a fully taxable equivalent basis, net interest income, and net interest margin for the three months ended March 31, 2004 and 2003:

	Quarter Ended March 31,
	2004			2003
	Average		Annual	Average		Annual
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Federal funds sold	$9,175	$24	1.03%	$21,103	$64	1.20%
Other short-term investments	10,575	13	0.50%	4,818	12	1.02%
Securities:
U.S. Treasury	6,406	57	3.58%	11,979	140	4.75%
U.S. Government agencies	170,204	1,858	4.36%	176,728	2,170	4.91%
State and municipal	239,550	4,242	7.08%	219,238	4,019	7.34%
Other	112,022	1,491	5.33%	150,479	2,091	5.57%

Total securities	528,182	7,648	5.79%	558,424	8,420	6.03%

Loans:
Commercial	833,489	12,194	5.78%	720,195	11,622	6.45%
Consumer	314,519	4,682	6.00%	290,183	4,925	6.88%
Residential mortgages	85,862	1,343	6.26%	101,917	1,959	7.69%
Leases	116,052	2,011	6.97%	87,978	1,733	7.99%
Finance receivables	177,144	6,011	13.57%	119,246	4,028	13.51%

Total loans	1,527,066	26,241	6.85%	1,319,519	24,267	7.39%

Total interest earning assets	2,074,998	33,926	6.52%	1,903,864	32,763	6.90%

Allowance for loan losses	(14,979)			(13,194)
Cash and due from banks	51,343			57,294
Other noninterest earning assets	203,374			182,743

TOTAL ASSETS	$2,314,736			$2,130,707

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW and money market	$577,012	$790	0.55%	$533,200	$936	0.71%
Saving deposits	212,771	283	0.54%	194,468	353	0.74%
Time deposits	743,170	5,475	2.96%	758,628	6,755	3.61%
Borrowed funds	233,346	2,364	4.07%	185,298	2,296	5.00%
Subordinated notes payable	56,702	763	5.38%	20,683	262	5.08%

Total interest-bearing liabilities	1,823,001	9,675	2.13%	1,692,277	10,602	2.54%

Demand deposits	223,252			189,418
Other liabilities	40,416			49,336
Stockholders’ equity	228,067			199,676

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,314,736			$2,130,707

Net interest rate spread			4.39%			4.36%
Net interest income (FTE)/ net interest margin		24,251	4.65%		22,161	4.65%
Taxable-equivalent adjustment		(1,684)			(1,590)

Net interest income		$22,567			$20,571

     During 2003, Sterling leveraged the proceeds of the trust preferred issued by borrowing $75 million from the Federal Home Loan Bank and initiated the purchase of securities with these funds. These additional borrowed funds were offset by maturities of other FHLB borrowings and the continued pay-downs of third-party borrowings that had been used to fund both finance receivables and operating leases.

     Net interest margin remained at 4.65% resulting from a number of offsetting factors:

•	During the two years from January 2001 to December 2002, the Federal Reserve Bank lowered the federal funds rate twelve times totaling 5.25%. This dramatic decrease in short-term interest rates has resulted in a significant decrease in the cost of funds for Sterling. The rate paid on interest bearing liabilities declined 41 b.p. from the first quarter of 2003 to 2004.

•	During the second half of 2003 and continuing into the first quarter of 2004, the downward repricing of assets accelerated relative to the repricing of liabilities, resulting in a diminishing benefit from the prolonged low level of interest rates. This general downward repricing of assets has been offset in part by a continued improving mix of earning assets in the balance sheet to higher yielding assets, generally loans versus securities and specifically growth in high yielding finance receivables. The rate earned on interest earning assets declined 38 b.p. from the first quarter of 2003 to 2004.

Provision for Loan Losses

     The provision for loan losses was $714 thousand for the quarter ended March 31, 2004, a decrease of $321 thousand from $1.035 million for 2003. As a result of an improving national and local economy, Sterling’s net charge-offs for the quarter ended March 31, 2004 were $288 thousand, compared to $701 thousand in 2003. As a result of the decline in net charge-offs combined with improving asset quality ratios, it was determined that a lower provision for loan losses during the current year was appropriate. The provision for loan losses reflects the amount required to maintain an adequate allowance to meet the present risk characteristics of the loan portfolio.

     See further discussion in the allowance for loan losses section.

Noninterest Income

     Total noninterest income totaled $13.203 million for the three months ended March 31, 2004 compared to $11.432 million in 2003, an increase of 15.5%.

     Trust and investment management income was $2.154 million for the first quarter of 2004, and increase of $1.015 million, or 89.1%, over 2003 results. The positive effects of new business development, favorable market conditions as compared to 2003, and the acquisition of Church Capital Management, a registered investment advisor, in the fourth quarter of 2003 all contributed to the revenue growth.

     Brokerage fees and commissions totaled $828 thousand for the quarter ended March 31, 2004, compared to $168 thousand for the same period last year, resulting in a $660 thousand increase. The acquisition of Bainbridge Securities Inc., an NASD registered broker dealer, in the fourth quarter of 2003 was the primary reason for the increase in revenues. Favorable market conditions have also resulted increased brokerage volume, as consumers are shifting their investment funds back towards the equity and mutual fund markets.

     Mortgage banking income was $409 thousand for the quarter ended March 31, 2004, a $386 thousand decline as compared to 2003. Mortgage loan origination volumes have declined as 2004 interest rates have increased over 2003 levels, which has negatively impacted mortgage-banking income.

     During the first quarter of 2004, Sterling recognized securities gains of $517 thousand. These gains were primarily the result of two separate equity investment strategies, including sales of insurance industry positions acquired as a result of demutualization, and gains that were taken through liquidation of certain bank stocks given our belief that these stocks were fully valued. It is anticipated that the proceeds from the securities sold will be used to capitalize Sterling’s entrance into the New Castle County, Delaware market, with its separately chartered Delaware Sterling Bank.

Noninterest Expenses

     Noninterest expenses totaled $24.972 million for the quarter ended March 31, 2004 compared to $21.912 million for the same period in 2003, an increase of 14.0%.

     The largest component of noninterest expense is salaries and employee benefits, which totaled $11.040 million for the quarter ended March 31, 2004, a $1.892 million or 20.7% increase over the same period in 2003. The increase is attributable to the following factors:

•	A full quarter’s worth of salaries and wages associated with Sterling’s new affiliates, Church Capital Management and Bainbridge Securities, with no similar expense in the prior year;

•	Increased number of employees, the result of branch expansion including the addition of PennSterling Bank and Delaware Sterling Bank;

•	Additions to staff required to continue to serve our customers in light of increased transaction volumes; and

•	Normal merit increases to existing employees.

     Net occupancy expense increased to $1.429 million for the quarter ended March 31, 2004, an increase of $118 thousand, or 9.0%, from the same period in 2003. This increase is a direct result of the overall growth of the corporation. Offsetting the increases in areas such as rent expense and utilities was a decrease of approximately $80 thousand in snow removal due to the extreme weather conditions experienced in the first quarter of 2003 in comparison to 2004.

     Furniture and equipment charges were $1.722 million and $1.533 million for the quarters ended March 31, 2004 and 2003. The steady upward trend in furniture and equipment expense is the result of enhancements to the delivery channels available to deliver products to customers. Additionally, certain equipment charges are based on the number of accounts opened and their transaction volumes. As Sterling’s customer base continues to grow, these types of charges grow as well. The increase in number of branch offices, and renovations made to existing branches also contributed to the increase.

     Taxes other than income was $590 thousand for the quarter ended March 31, 2004, compared to $365 thousand in 2003. The primary reason for the increase is the acquisition of Church Capital and Bainbridge Securities, which results in additional Pennsylvania capital stock tax. Also contributing to the increase were increases in Pennsylvania bank shares and capital stock tax that has resulted from the additional equity bases at the bank affiliates and Equipment Finance.

     Intangible asset amortization was $250 thousand for the quarter ended March 31, 2004, compared to $36 thousand in 2003. The significant increase is the result of the acquisition of Church Capital Management, in which several intangible assets were identified, including customer list, trademark and covenants not to compete. The first quarter of 2004 includes a full quarter of amortization on these assets, while the prior year amortization consists solely of core deposit amortization on two branches purchased in the mid-1990s.

     Other noninterest expense totaled $3.940 million for the quarter ended March 31, 2004, compared to $3.480 million in 2003. Expenses in this category consist of marketing, advertising, promotions, postage, lending related expenses, insurance and telephone expenses. Marketing and advertising expenditures have increased as Sterling enters new geographic markets and offers new products. The remaining increase in other noninterest expenses is a function of Sterling’s overall growth, which results in higher expenses.

     Sterling’s efficiency ratio for the quarter ended March 31, 2004 was 62.1%, which was higher than the first quarter 2003 ratio of 58.8%. As a result of Sterling being an acquisitive and growing financial services company, the efficiency ratio has slipped slightly in the short term, as we have incurred expenses in trying to assimilate new affiliates into the Sterling family with little disruption to our customer base. Additionally, as our banking segment expands in to new geographic markets, the additional office locations also negatively impacts Sterling’s efficiency ratio in the short-term.

Income Taxes

     Income tax expense for the quarter ended March 31, 2004 was $2.455 million resulting in an effective tax rate of 24.3%, versus 26.8% in 2003. Two factors have influenced the improvement in the effective tax rate. First, tax-free income comprises a greater percentage of pre-tax income, and a subsidiary converted to a single member limited liability corporation on April 1, 2003. As a result, the first quarter of 2003 includes state income taxes on this affiliate, whereas no comparable tax was incurred in 2004.

FINANCIAL CONDITION

     Total assets at March 31, 2004, totaled $2.335 billion compared to $2.344 billion at December 31, 2003. This represents a slight decrease of $8.546 million or 0.4% over that period of time.

Securities

     Sterling utilizes investment securities as a primary tool for managing interest rate risk, to generate interest and dividend income and to provide liquidity to the parent company and affiliates. As of March 31, 2004, securities totaled $552.447 million, which represents a 4.1% decrease from the December 31, 2003 balance of $576.005 million. During the first three months of 2004, as with the prior year, the cash flows from investment securities were generally used to fund loan growth generated by the company. Proceeds from maturities, sales and calls totaled $38.897 million. Purchases of $9.072 million were completed primarily to meet pledging requirements.

     Sterling’s securities portfolio includes debt and equity instruments that are subject to varying degrees of credit and market risk. This risk arises from general market conditions, factors impacting specific industries, as well as corporate news that may impact specific issues. Management continuously monitors its debt securities, including routine updating of credit ratings, monitoring market, industry and corporate news, as well as volatility in market prices. Sterling uses various indictors in determining whether a debt security is other-than-temporarily impaired, including whether it is probable that the contractual interest and principal will not be collected in full. One such indicator is credit ratings. As of March 31, 2004, there were no holdings below investment grade.

     In addition to its debt securities, Sterling also maintains an equity security portfolio, comprised of the following:

	March 31, 2004		December 31, 2003
	Adjusted	Fair	Adjusted	Fair
	Cost	Value	Cost	Value
Government agency	$11,738	$11,738	$11,827	$11,827
Government sponsored enterprise	2	3,737	2	3,462
Community banks	2,162	2,999	2,060	2,919
Large cap financial services company stocks	5,363	7,276	6,701	8,722

	$19,265	$25,750	$20,590	$26,930

     The government agency portfolio is maintained in part to meet certain regulatory requirements. Holdings of community bank and financial services industry stocks are maintained for long-term appreciation in these segments of the market.

     Adjusted cost reflects a reserve for other than temporary impairment charges totaling $749 thousand. These charges are recognized when the market value of a specific holding has not exceeded adjusted cost at any time in the prior six months.

     Sterling recognized no other than temporary impairment charges in the first quarter of 2004.

Loans

     The following table sets forth the composition of Sterling’s loan portfolio, at March 31, 2004 and December 31, 2003:

	March 31,	December 31,
	2004	2003
Commercial and agricultural	$332,964	$321,728
Commercial real estate	468,273	453,456
Financial	20,261	19,488
Real estate-construction	26,686	23,471
Real estate-mortgage	78,522	80,674
Consumer	316,200	316,190
Finance receivables (net of unearned income)	184,970	171,733
Lease financing (net of unearned income)	120,812	109,285

Total	$1,548,688	$1,496,025

     During the first quarter of 2004, loans outstanding have increased $52.663 million, or 3.5%, primarily in the areas of commercial loans, finance receivables and lease financing. Consistent with the trends noted in 2003, Sterling continues to experience strong loan growth, particularly in the specialty lending including finance receivables and leases. Commercial loan growth has also been strong, as Sterling benefits from their strong customer relationship model in new and existing markets.

Allowance for Loan Losses

     Sterling maintains the allowance for loan losses at a level that management believes adequate to absorb potential losses inherent in the loan portfolio and is established through a provision for loan losses charged to earnings. Additionally, when Sterling acquires a company in a purchase business combination, the acquired allowance is combined with Sterling’s existing allowance. Quarterly, Sterling utilizes a defined methodology in determining the adequacy of the allowance for loan losses. This methodology considers specific credit reviews, past loan loss experience, qualitative factors and other factors that management may deem appropriate. (For a more thorough discussion of the allowance for loan losses methodology, please refer to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003).

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

     The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans as of March 31, 2004 and December 31, 2003:

	March 31,	December 31,
	2004	2003
Nonaccrual loans	$3,274	$3,136
Accruing loans, past due 90 days or more	730	1,513
Restructured loans	—	—

Total non-performing loans	4,004	4,649
Foreclosed assets	545	601
Total non-performing assets	$4,549	$5,250

Ratios:
Non-performing loans to total loans	0.26%	0.31%
Non-performing assets to total assets	0.19%	0.22%
Allowance for loan losses to non-performing loans	377%	315%

     As of March 31, 2004, non-performing assets were $4.549 million, a decrease of $701 thousand or 13.4% from December 31, 2003, primarily in the area of loans past due 90 days or more and still accruing. Two loans previously included in this category were paid off during the first quarter of 2004.

     Potential problem loans are defined as performing loans, which have characteristics that cause management to have serious doubts as to the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as nonperforming loans in the future. Total potential problem loans were approximately $5.801 million at March 31, 2004 as compared to $7.125 million at December 31, 2003. Additionally, outstanding letter of credit commitments totaling approximately $3.482 million could result in potential problem loans, if drawn upon. The majority of these loans are secured by a combination of business assets and/or real estate with acceptable loan-to-value ratios.

     The rollforward of the allowance for loan losses for the three months ended March 31, 2004 and 2003 were as follows:

	Three Months Ended
	March 31,
	2004	2003
Balance at January 1	$14,656	$12,953
Provision for loan losses charged to income	714	1,035
Loans charged-off	(367)	(826)
Recoveries of loans previously charged off	79	125

Balance at March 31	$15,082	$13,287

Net charge-offs to average loans outstanding:
Community banking segment	0.05%	0.22%
Leasing segment	0.28%	0.35%
Commercial finance segment	—	—
Total	0.07%	0.21%

     The allowance for loan losses totals $15.082 million at March 31, 2004, an increase of $426 thousand since December 31, 2003. The allowance represents 0.97% of loans outstanding at March 31, 2004 as compared to 0.98% at December 31, 2003.

     As a result of the improvement in nonperforming loans along with the decline in net charge-offs, Sterling’s provision for loan losses has decreased $321 thousand for the quarter ending March 31, 2004 in comparison to the same period in 2003. Additional factors contributing to the decrease were the improvements noted in the national and local economy.

     Sterling maintains the allowance for loan losses at a level that management believes adequate to absorb potential losses inherent within the loan portfolio.

Assets Held for Operating Leases

     After experiencing a decline throughout 2003, Sterling’s assets held for operating leases portfolio experienced an increase in the first quarter of 2004. Assets held for operating leases were $59.552 million at March 31, 2004, compared to $57.891 million at December 31, 2003, a 2.9% increase. The increase can be attributed to growth within the fleet account customers who primarily enter into operating leases versus finance leases.

Deposits

     Sterling continues to rely heavily on deposit growth as a primary source of funds for lending activities. Total deposits decreased $6.032 million or 0.34% in the first quarter of 2004. This decrease was due to seasonal fluctuations in noninterest bearing transaction accounts that results from companies accumulating cash at year end to pay bonuses. Certificates of deposits experienced some shrinkage as a result of continued competitive pricing pressures. Another reason for the decrease is due to customers migrating their investment funds back into the equity markets with the recent improvement within the market. Savings and money market accounts reflected growth in part to the corporate-wide sales emphasis and continued market expansion by the bank affiliates.

Short-Term Borrowings

     Short-term borrowings are comprised of securities sold under repurchase agreements, U.S. Treasury demand notes, federal funds purchased and borrowings from other financial institutions. As of March 31, 2004, short-term borrowings totaled $44.741 million, an increase of $863 thousand from the December 31, 2003 balance of $43.878 million. The change is attributable to a $3.0 million increase in federal funds purchased, net of decreases of $745 thousand in securities sold under repurchase agreements and $1.392 million in interest-bearing demand notes issued to the U.S. Treasury. Balances in these borrowings fluctuate in the ordinary course of business.

Long-Term Debt

     Long-term debt consists primarily of advances from the Federal Home Loan Bank and borrowings from other financial institutions to fund Sterling’s growth in its finance and operating lease portfolios. Long-term debt totaled $191.110 million at March 31, 2004, a decrease of $4.652 million from the December 31, 2003 balance of $195.762 million. The net decrease resulted from scheduled principal repayments. During the first quarter of 2004, a $5.0 million note payable matured and was renewed under generally the same terms as the original note.

Subordinated Notes Payable

     Sterling Financial Statutory Trusts I and II are special purpose subsidiary trusts that issued trust preferred capital securities. The proceeds from the trust preferred securities were invested in junior subordinated deferrable interest debentures of Sterling, at terms consistent with the trust preferred capital securities.

     Prior to the third quarter, Sterling presented “company obligated mandatorily redeemable preferred securities of a subsidiary trust” on its balance sheet, which was the trust preferred securities being consolidated in Sterling’s balance sheet. With the adoption of FIN 46, the subsidiary trusts are no longer consolidated, and as a result, the balance sheet now presents subordinated notes payable.

Derivative Financial Instruments

     Sterling is a party to derivative instruments in the normal course of business to manage its exposure to fluctuations in interest rates and to meet the financing needs of its customers.

Asset liability management

     Sterling enters into derivative transactions principally to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows. A summary of the interest rate contracts at March 31, 2004 is as follows:

	Notional	Carrying
	Amount	Value
Interest rate swap agreements (pay fixed/receiving floating)	$25,000	$(1,545)
Interest rate swap agreements (pay floating/received fixed)	10,000	120
Interest rate caps purchased	5,000	—

     Interest rate swaps have been used to hedge cash flow variability related to floating rate assets and liabilities. Gains and losses on derivative instruments reclassified from accumulated other comprehensive income to current-period earnings are included in the line item in which the hedged cash flows are recorded. At March 31, 2004 other comprehensive income included a deferred after-tax loss of $904 thousand versus $942 thousand at December 31, 2003.

     A portion of the amount in other comprehensive income is reclassified from other comprehensive income to the appropriate income statement line item as net settlements occurs, as follows:

	Three Months Ended,
	March 31,
	2004	2003
Interest income	$14	$—
Interest expense	237	218

     Interest rate options, which include caps, are contracts that transfer, modify, or reduce interest rate risk in exchange for the payment of a premium when the contract is initiated. A premium is paid for the right, but not the obligation, to buy or sell a financial instrument at predetermined terms in the future.

     In May 2003, Sterling entered into two equity put options as fair value hedges to protect the Company from risk that the fair value of its SLM Corporation stock might be adversely impacted by changes in market price. The two equity put options each cover 30,000 shares of SLM’s stock, one with a valuation date in May 2004 and the second with a valuation date of May 2006. If, at the valuation date, the stock price is below the reference price (May 2004 — $31.93; May 2006 — $33.81), the counter-party will pay the difference between the stock’s price on the valuation date and its reference price to Sterling. Sterling paid $258 thousand for these put options. As of March 31, 2004 their fair value was $76 thousand versus $84 thousand at December 31, 2003. This change was charged to other non-interest expense. At March 31, 2004, the trading price of the SLM Corporation stock was $41.85.

Customer Related

     Beginning in the third quarter of 2003, Sterling entered into interest rate contracts (including interest rate caps and interest rate swap agreements) to facilitate customer transactions and meet their financing needs. This portfolio is actively managed and hedged with offsetting contracts, with identical terms, with third-party counterparties. A summary of the customer related interest rate contracts and offsetting contracts with third-party counterparties at March 31, 2004 is as follows:

	Notional	Carrying
	Amount	Value
Interest rate swap agreements (pay fixed/receiving floating)	$7,000	$(230)
Interest rate swap agreements (pay floating/received fixed)	7,000	230
Interest rate caps written	6,000	(12)
Interest rate caps purchased	6,000	12

     Changes in the estimated fair value of customer related contracts and related interest settlements, net of the offsetting counterparty contracts, are recorded in non-interest income. Fees collected from customers for these transactions are recognized over the life of the contract. For the three months ended March 31, 2004, fees of $3.0 thousand are included in other non-interest income.

     Sterling believes it has reduced market risk on its customer related derivative contracts through the offsetting contractual relationships with counterparties. However, if a customer or counterparty fails to perform, credit risk is equal to the extent of the fair value gain in a derivative. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes Sterling, and results in credit risk to Sterling. When the fair value of a credit risk is negative, Sterling owes the customer or counterparty, and therefore, has no credit risk. Sterling minimizes the credit risk in derivative instruments by including derivative credit risk in its credit underwriting procedures, and by entering into transactions with high-quality counterparties that are reviewed periodically by Sterling’s treasury function.

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

     FIN 46 has been the subject of much debate among accounting professionals, regulators, Financial Accounting Standards Board and the SEC staff. While the primary intention of FIN 46 was to require consolidation of certain “off balance sheet” special purpose affiliates under accounting principles generally accepted in the United States, consequence is to require deconsolidation of trust subsidiaries used for purposes of issuing Trust Preferred Securities. This deconsolidation could jeopardize Tier 1 capital treatment of the trust preferred securities in regulatory capital calculations, when final clarification of the guidance is issued. In June 2003, the Board of Governors of the Federal Reserve issued interim guidance, which instructs institutions with trust preferred securities to continue reporting in their Tier 1 capital for regulatory purposes. As of March 31, 2004, the preferred capital securities continue to qualify for Tier 1 capital treatment for Sterling.

     Sterling has $55.000 million in trust preferred securities as of March 31, 2004, which has been included as Tier 1 capital in its regulatory capital calculations. In the event of an unfavorable outcome, which would prohibit inclusion of the trust preferred securities as Tier 1 capital in the future, Sterling’s Tier 1 ratio would be negatively impacted. However, Sterling expects its Tier 1 and total capital ratios will remain above the well-capitalized thresholds.

     Earnings retention, which represents net income less dividends declared, is a primary source of additional capital to Sterling. During the first three months of 2004, Sterling retained $4.385 million, or 57.5%, of its net income. We also recorded an increase in stockholders’ equity of $3.900 million in other comprehensive income, which related to net unrealized appreciation on securities available-for-sale and on an interest rate swap.

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

     Quantitative measures established by regulation to ensure capital adequacy require Sterling and its banking subsidiaries to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of March 31, 2004 and December 31, 2003, that Sterling and the subsidiary banks met all minimum capital adequacy requirements to which they are subject.

     As of March 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation categorized the banks as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” institutions must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the banks’ category. Sterling’s capital ratios as of March 31, 2004 and December 31, 2003, are as follows:

	Actual Capital		Minimum Capital
	Ratio		Requirement
	March 31,	December 31,	Minimum	Well
	2004	2003	Requirement	Capitalized (1)
Total capital to risk weighted assets	13.2%	13.4%	8.0%	10.0%
Tier 1 capital to risk weighted assets	12.2%	12.4%	4.0%	6.0%
Tier 1 capital to average assets	10.1%	10.0%	4.0%	5.0%

(1)	Represents amounts for the banking subsidiaries and not Sterling, as prompt corrective action provisions are not applicable to bank holding companies.

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

     The liquidity of the parent company also represents an important aspect of liquidity management. The parent company’s cash outflows consist principally of dividends to shareholders and unallocated corporate expenses. The main source of funding for the parent company is the dividends it receives from its banking subsidiaries. Federal and state banking regulations place certain restrictions on dividends paid to the parent company from the subsidiary banks.

     Sterling manages liquidity by monitoring projected cash inflows and outflows on a daily basis, and believes it has sufficient funding sources to maintain sufficient liquidity under varying degrees of business conditions.

     Contractual Obligations, Commitments and Off-balance Sheet Arrangements

     Sterling enters into contractual obligations in its normal course of business to fund loan growth, for asset/liability management purposes, to meet required capital needs and for other corporate purposes. The following table presents significant fixed and determinable contractual obligations by payment date as of March 31, 2004.

		Payments Due In
	Total		One to
	Amount	One Year	Three	Three to	Over Five
	Committed	or Less	Years	Five Years	Years
Deposits without a stated maturity	$1,035,111	$1,035,111	$—	$—	$—
Time deposits	736,884	329,261	309,374	93,798	4,451
Federal funds purchased	3,000	3,000	—	—	—
Securities sold under repurchase agreements	7,049	7,049	—	—	—
Interest-bearing demand notes issued to the U.S. Treasury	4,692	4,692	—	—	—
Lines of credit	30,000	30,000	—	—	—
Long-term debt	191,110	23,045	73,829	38,934	55,302
Subordinated notes payable	56,702	—	—	—	56,702
Operating leases	12,659	1,514	2,354	1,800	6,991

	$2,077,207	$1,433,672	$385,557	$134,532	$123,446

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

     A schedule of significant commitments at March 31, 2004 is as follows:

Commitments to extend credit:
Unused home equity lines of credit	$62,899
Other commitments to extend credit	239,898
Standby letters of credit	66,295

$369,092

     Sterling has no off-balance sheet arrangements through the use of special-purpose entities.

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

     The committee operates under management policies defining guidelines and limits on the level of risk. These policies are approved by the Board of Directors.

     The corporation uses simulation analysis to assess earnings at risk and net present value analysis to assess value at risk. These methods allow management to regularly monitor both the direction and magnitude of the corporation’s interest rate risk exposure. These modeling techniques involve assumptions and estimates that inherently cannot be measured with complete precision. Key assumptions in the analyses include maturity and repricing characteristics of both assets and liabilities, prepayments on amortizing assets, other embedded options, non-maturity deposit sensitivity and loan and deposit pricing. These assumptions are inherently uncertain due to the timing, magnitude and frequency of rate changes and changes in market conditions and management strategies, among other factors. However, the analyses are useful in quantifying risk and provide a relative gauge of the corporation’s interest rate risk position over time.

     Earnings at Risk

     Simulation analysis evaluates the effect of upward and downward changes in market interest rates on future net interest income. The analysis involves changing the interest rates used in determining net interest income over the next twelve months. The resulting percentage change in net interest income in various rate scenarios is an indication of the corporation’s shorter-term interest rate risk. The analysis utilizes a “static” balance sheet approach. The measurement date balance sheet composition (or mix) is maintained over the simulation time period, with maturing and repayment dollars being rolled into like instruments for new terms at current market rates. Additional assumptions are applied to modify volumes and pricing under the various rate scenarios. These include prepayment assumptions on mortgage assets, the sensitivity of non-maturity deposit rates, and other factors deemed significant.

     The simulation analysis results are presented in Table 3a. These results indicate that the corporation would expect net interest income to increase over the next twelve months by 3.5% assuming an immediate upward shift in market interest rates of 2.00% and to decrease by 5.2% if rates shifted downward in the same manner. This profile reflects an asset sensitive short-term rate risk position and is within the guidelines set by policy.

     At December 31, 2003, annual net interest income was expected to increase by 3.9% in the upward scenario and to decrease by 5.3% in the downward scenario. The risk position has changed from the prior year-end to a slightly less asset sensitive position primarily due to a decrease in fed funds sold balance and the $10.0 million receive fixed/pay floating interest rate swap entered in the first quarter of 2004 offset by continued growth in variable commercial loans and extension of certificate of deposit maturities.

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

     The net present value analysis results are presented in Table 3b. These results indicate that the net present value would decrease 0.2% assuming an immediate upward shift in market interest rates of 2.00% and to decrease 1.7% if rates shifted downward in the same manner. The risk position of Sterling is within the guidelines set by policy.

     At December 31, 2003, the analysis indicated that the net present value would be unchanged assuming an immediate upward shift in market interest rates of 2.00% and to decrease 1.7% if rates shifted downward in the same manner.

Table 3a			Table 3b
Net Interest Income Projections			Present Value of Equity

	% Change in			% Change in
	Net Interest income			Present Value of Equity
Change in	March 31,	December 31,	Change in	March 31,	December 31,
Market Interest Rates	2004	2003	Market Interest Rates	2004	2003
-200	-5.2%	-5.3%	-200	-1.7%	-1.7%
-100	-1.8%	-2.0%	-100	-0.8%	-0.7%
0	0.0%	0.0%	0	0.0%	0.0%
+100	1.8%	2.0%	+100	0.3%	0.1%
+200	3.5%	3.9%	+200	-0.2%	0.0%

Item 4 – Controls and Procedures

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

     At the end of the period covered by this quarterly report, Sterling conducted an evaluation of the effectiveness of the design and operation of Sterling’s disclosure controls and procedures, as required by Rule 13a-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of Sterling’s management, including its Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Sterling’s controls and procedures are effective. There have been no changes in Sterling’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1 – Legal Proceedings

     As of March 31, 2004, there were no material pending legal proceedings, other than ordinary routine litigation incidental to business, to which Sterling or its subsidiaries are a party or of which any of their property is the subject.

Item 2 – Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     During the second quarter of 2003, Sterling announced that its Board of Directors authorized a plan to purchase, in open market and privately negotiated transactions, up to 1,000,000 shares of its outstanding common stock. This newly approved repurchase plan, when combined with 42,692 shares remaining to be purchased under Sterling’s repurchase plan announced in February 2001, represents approximately 4.1% of the outstanding shares of Sterling’s common stock. Through March 31, 2004, the cumulative total of acquired shares pursuant to the authorization was 168,750 at an average price of $24.52, reducing the remaining authorized share repurchase balance to 893,972. During the first quarter of 2004, we purchased 75,000 shares for $2.100 million as outlined in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that may
			as Part of Publicly	yet be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans or
Period	Share Purchased	Paid per Share	or Programs	Programs
January 2004	—	$—	—	948,942
February 2004	75,000	28.45	75,000	873,972
March 2004	—	—	—	873,972

Item 3 – Defaults Upon Senior Securities

     Not applicable.

Item 4 – Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5 – Other Information

     Not applicable.

Item 6 – Exhibits and Reports on Form 8-K

(a)	Exhibits – the following is a list of Exhibits required by Item 601 of Regulation S-K and are incorporated by reference herein or annexed to this Annual Report.

21	Subsidiaries of the Registrant

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1 – Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 – Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications

32.1 – Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to 906 of the Sarbanes Oxley Act of 2002

32.2 – Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to 906 of the Sarbanes Oxley Act of 2002

(b)	Reports on Form 8-K

     During the quarter ended March 31, 2004, the registrant filed the following reports on Form 8-K.

Date of Report	Item	Description
January 12, 2004	5	Current report announcing the registrant entered into a definitive agreement to purchase Corporate Healthcare Strategies, Inc., doing business at the Stoudt Companies, and related press release.

January 27, 2004	5, 9, 12	Press release announcing 2003 earnings and declaration of a 5-for-4 stock split.

February 24, 2004	5	Press release announcing a quarterly cash dividend.

Signatures

     Pursuant to the requirements of section 13 or 15(d) of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING FINANCIAL CORPORATION

Date:	May 7, 2004	By:	/s/ J. Roger Moyer, Jr.

J. Roger Moyer, Jr. President and Chief Executive Officer

Date:	May 7, 2004	By:	/s/ J. Bradley Scovill

J. Bradley Scovill Senior Executive Vice President, Chief Financial Officer and Treasurer