Form 10-Q
period 2004-06-30
STERLING FINANCIAL CORP /PA/
filed 2004-08-09
CIK 811671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 0-16276

STERLING FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2449551
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

101 North Pointe Boulevard
Lancaster, Pennsylvania	17601-4133
(Address of principal executive offices)	(ZipCode)

Registrant’s Telephone number, including area code: (717) 581-6030

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

     Common Stock, $5.00 Par Value – 21,803,558 shares outstanding as of July 30, 2004.

Sterling Financial Corporation and Subsidiaries

Part I – Financial Information

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(In thousands except share and per share data)	2004	2003
Assets
Cash and due from banks	$52,666	$64,996
Federal funds sold	76	19,102

Cash and cash equivalents	52,742	84,098
Interest-bearing deposits in banks	5,207	4,102
Short-term investments	3,348	11,275
Mortgage loans held for sale	9,374	11,520
Securities held-to-maturity (fair value 2004 - $36,401 ; 2003 - $37,405)	35,228	35,956
Securities available-for-sale	471,113	540,049
Loans, net of allowance for loan losses (2004 - $15,566; 2003 - $14,656)	1,603,733	1,481,369
Premises and equipment, net	38,110	38,720
Assets held for operating lease, net	57,474	57,891
Other real estate owned	403	520
Goodwill	40,779	30,490
Intangible assets	10,959	5,083
Mortgage servicing rights	2,878	2,908
Accrued interest receivable	10,912	11,236
Other assets	34,187	28,300

Total assets	$2,376,447	$2,343,517

Liabilities
Deposits:
Noninterest-bearing	$253,534	$249,929
NOW and money market	593,376	577,486
Savings	223,775	210,347
Time	734,547	740,635

Total deposits	1,805,232	1,778,397

Short-term borrowings	59,759	43,878
Long-term debt	193,724	195,762
Subordinated notes payable	56,702	56,702
Accrued interest payable	5,795	6,273
Other liabilities	28,152	42,494

Total liabilities	2,149,364	2,123,506

Stockholders’ equity
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $5.00 par value, 70,000,000 shares authorized; issued 2004 – 22,057,806 shares; 2003 – 21,776,551 shares	110,289	108,883
Capital surplus	49,546	44,615
Escrowed shares (2004 –216,356 shares; 2003 – 240,002 shares)	(4,389)	(4,877)
Retained earnings	68,147	58,874
Accumulated other comprehensive income	4,583	13,827
Common stock in treasury, at cost (2004 –47,850 shares; 2003 – 59,310 shares)	(1,093)	(1,311)

Total stockholders’ equity	227,083	220,011

Total liabilities and stockholders’ equity	$2,376,447	$2,343,517

The accompanying notes are an integral part of these consolidated financial statements.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2004	2003	2004	2003
Interest and dividend income
Loans, including fees	$27,189	$24,500	$53,156	$48,491
Debt securities
Taxable	3,216	4,081	6,698	8,593
Tax-exempt	2,635	2,451	5,253	4,891
Dividends	150	150	288	304
Federal funds sold	12	82	36	146
Short-term investments	3	7	16	19

Total interest and dividend income	33,205	31,271	65,447	62,444

Interest expense
Deposits	6,386	7,628	12,934	15,672
Short-term borrowings	429	397	836	777
Long-term debt	1,916	1,782	3,873	3,698
Subordinated debt	754	287	1,517	549

Total interest expense	9,485	10,094	19,160	20,696

Net interest income	23,720	21,177	46,287	41,748
Provision for loan losses	915	909	1,629	1,944

Net interest income after provision for loan losses	22,805	20,268	44,658	39,804

Noninterest income
Trust and investment management income	2,202	1,099	4,356	2,238
Service charges on deposit accounts	1,498	1,440	2,972	2,814
Other service charges, commissions and fees	915	938	1,790	1,808
Brokerage fees and commissions	910	255	1,738	423
Insurance commissions and fees	654	88	721	181
Mortgage banking income	629	920	1,038	1,715
Rental income on operating leases	6,166	6,434	12,401	12,854
Other operating income	827	533	1,471	1,102
Securities gains	514	40	1,031	44

Total noninterest income	14,315	11,747	27,518	23,179

Noninterest expenses
Salaries and employee benefits	11,401	9,438	22,441	18,586
Net occupancy	1,319	1,152	2,748	2,463
Furniture and equipment	1,726	1,540	3,448	3,073
Professional services	1,317	862	2,082	1,616
Depreciation on operating lease assets	5,210	5,327	10,446	10,612
Taxes other than income	483	442	1,073	807
Intangible asset amortization	298	37	548	73
Other	4,165	3,937	8,105	7,417

Total noninterest expenses	25,919	22,735	50,891	44,647

Income before income taxes	11,201	9,280	21,285	18,336
Income tax expenses	2,985	2,336	5,440	4,767

Net income	$8,216	$6,944	$15,845	$13,569

Per share information:
Basic earnings per share	$0.38	$0.33	$0.74	$0.64
Diluted earnings per share	0.37	0.33	0.72	0.64
Dividends declared	0.15	0.14	0.30	0.27

The accompanying notes are an integral part of these consolidated financial statements.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
					Other	Treasury
	Shares				Comprehensive	and
	Common	Common	Capital	Retained	Income	Escrowed
(Dollars in thousands)	Stock	Stock	Surplus	Earnings	(Loss)	Shares	Total
Balance, December 31, 2002	16,923,069	$84,615	$34,949	$63,521	$14,299	$(551)	$196,833
Comprehensive income:
Net Income				13,569			13,569
Other comprehensive income:
Change in net unrealized loss on securities AFS, net of reclassification adjustment and tax effects					6,513		6,513
Change in unrealized loss on interest rate swaps					(453)		(453)

Total comprehensive income							19,629

Issuance of common stock
Stock options	5,621	28	50				78
Issuance of treasury stock
Dividend Reinvestment Plan (29,548 shares)			(20)			720	700
Stock options (50,827 shares)			(376)			1,140	764
Purchase of treasury stock (64,500 shares)						(1,454)	(1,454)
Cash dividends declared				(6,377)			(6,377)

Balance, June 30, 2003	16,928,690	$84,643	$34,603	$70,713	$20,359	$(145)	$210,173

Balance, December 31, 2003	21,776,551	$108,883	$44,615	$58,874	$13,827	$(6,188)	$220,011
Comprehensive income:
Net Income				15,845			15,845
Other comprehensive income:
Change in net unrealized gain on securities AFS, net of reclassification adjustment and tax effects					(9,203)		(9,203)
Change in unrealized loss on interest rate swaps					(41)		(41)

Total comprehensive income							6,601

Cash paid in lieu of fractional shares	(1,402)	(7)		(26)			(33)
Issuance of common stock
Acquisition of StoudtAdvisors	282,657	1,413	5,749				7,162
Issuance of treasury stock
Directors’ compensation plan (188 shares)						4	4
Stock options (86,272 shares)			(818)			1,921	1,103
Purchase of treasury stock (75,000 shares)						(1,707)	(1,707)
Issuance of escrowed stock (23,646 shares)						488	488
Cash dividends declared				(6,546)			(6,546)

Balance, June 30, 2004	22,057,806	$110,289	$49,546	$68,147	$4,583	$(5,482)	$227,083

The accompanying notes are an integral part of these consolidated financial statements.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2004	2003
Cash Flows from Operating Activities
Net income	$15,845	$13,569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,711	12,661
Accretion and amortization of investment securities	397	415
Amortization of intangible assets	548	44
Provision for loan losses	1,629	1,944
Gains on sale of securities available-for-sale	(853)	(44)
Gains on sale of mortgage loans	(432)	(1,264)
Proceeds from sales of mortgage loans	60,045	145,294
Originations of mortgage loans held for sale	(57,467)	(145,104)
Change in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	324	831
(Increase) decrease in other assets	(5,708)	(6,129)
Increase (decrease) in accrued interest payable	(478)	442
Increase (decrease) in other liabilities	(10,110)	(1,774)
Other	(125)	(67)

Net cash provided by operating activities	16,326	20,818

Cash Flows From Investing Activities
Net (increase) decrease in interest-bearing deposits in other banks	(1,105)	(853)
Net (increase) decrease in short-term investments	7,927	10,132
Proceeds from sales of securities available-for-sale	17,022	19,789
Proceeds from maturities or calls of securities held-to-maturity	2,123	3,129
Proceeds from maturities or calls of securities available-for-sale	55,213	77,549
Purchases of securities held-to-maturity	(1,392)	(1,215)
Purchases of securities available-for-sale	(16,862)	(49,028)
Increase in net loans and direct finance leases made to customers	(123,876)	(111,632)
Purchases of equipment acquired for operating leases, net	(10,029)	(9,181)
Purchases of premises and equipment, net	(1,591)	(2,749)
Cash paid for business combination, net	(7,850)	—

Net cash used by investing activities	(80,420)	(64,059)

Cash Flows From Financing Activities
Net increase in deposits	27,205	32,142
Net increase (decrease) in short-term borrowings	14,966	(1,133)
Proceeds from issuance of long-term debt	15,000	—
Repayment of long-term debt	(17,420)	(18,039)
Proceeds from issuance of common stock	—	78
Proceeds from issuance of subordinated notes payable	—	35,000
Cash dividends	(6,380)	(6,377)
Cash paid in lieu of fractional shares	(33)	—
Purchase of treasury stock	(1,707)	(1,454)
Proceeds from issuance of treasury stock	1,107	1,464

Net cash provided by financing activities	32,738	41,681

Net change in cash and cash equivalents	(31,356)	(1,560)
Cash and Cash Equivalents
Beginning of period	84,098	107,339

End of period	$52,742	$105,779

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(All dollar amounts presented in the footnotes are in thousands, except per share data)

Note 1 — Summary of Significant Accounting Policies

     Basis of Presentation – The accompanying unaudited consolidated financial statements of Sterling Financial Corporation and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.

     Operating results for the three months and six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

     For further information, refer to the audited consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K, for the year ended December 31, 2003.

     The consolidated financial statements and footnotes thereto of Sterling Financial Corporation include the accounts of its wholly-owned subsidiaries, Bank of Lancaster County, N.A. (Bank of Lancaster County), First National Bank of North East (First National), Bank of Hanover and Trust Company (Bank of Hanover), HOVB Investment Co., T&C Leasing, Inc. (T&C), Pennbanks Insurance Company, SPC, Church Capital Management, LLC, Bainbridge Securities Inc., Corporate Healthcare Strategies, LLC (d/b/a StoudtAdvisors) and Sterling Mortgage Services, Inc. (inactive). The unaudited consolidated financial statements also include Town & Country Leasing, LLC (Town & Country), Sterling Financial Trust Company, and Equipment Finance, LLC, all wholly-owned subsidiaries of Bank of Lancaster County. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     Earnings per common share for the three months and six months ended June 30, 2004 and 2003 have been computed based on the following (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income available to stockholders	$8,216	$6,944	$15,845	$13,569

Average number of shares outstanding	21,605,032	21,137,989	21,532,044	21,137,596
Effect of dilutive stock options	351,130	195,164	330,588	181,756

Average number of shares outstanding used to calculate diluted earnings per share	21,956,162	21,333,153	21,862,632	21,319,352

Per share information:
Basic earnings per share	$0.38	$0.33	$0.74	$0.64
Diluted earnings per share	0.37	0.33	0.72	0.64

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

     The components of other comprehensive income and related tax effects are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Unrealized holding gains (losses) on available for-sale securities	$(19,627)	$11,016	$(13,163)	$10,079
Reclassification adjustment for securities (gains) in income	(514)	(40)	(1,031)	(44)
Unrealized losses on derivatives used in cash flow hedging relationships	(105)	(670)	(49)	(480)

Net unrealized gains (losses)	(20,246)	10,306	(14,243)	9,555
Income tax (expense) benefit	7,102	(3,617)	4,999	(3,495)

Net-of-tax amount	$(13,144)	$6,689	$(9,244)	$6,060

     The ending accumulated balances for each item included in accumulated other comprehensive income, net of related income taxes, were as follows:

	June 30,	December 31,
	2004	2003
Accumulated unrealized gains on securities available-for-sale	$5,566	$14,769
Accumulated unrealized losses on derivatives used in cash flow hedging relationships	(983)	(942)

	$4,583	$13,827

     Reclassifications - Certain items in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation format. Such reclassifications had no impact on net income.

     Recent Accounting Pronouncements – Sterling accounts for interest rate lock commitments (“IRLCs”) for those mortgage loans that it intends to sell as derivatives in accordance with SFAS No. 133. On March 9, 2004, the SEC staff released Staff Accounting Bulletin (“SAB”) No. 105 that requires registrants to exclude the future expected cash flows related to expected servicing fees from the fair value of IRLCs. This statement delays the recognition of such servicing revenues until such time as the loan is sold, however, the pronouncement would have no effect on the ultimate amount of revenue or cash flows recognized over time. This pronouncement was effective April 1, 2004 and must be adopted prospectively for commitments entered into after March 31, 2004. The adoption of SAB 105 did not have a material impact on Sterling’s financial condition or results of operations.

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

     During the third quarter of 2003, Sterling applied the provisions of FIN 46 to two wholly-owned special purpose subsidiary trusts, Sterling Financial Statutory Trust I and II, that have issued preferred capital securities to third-party investors. The application of FIN 46 resulted in the deconsolidation of the two wholly-owned subsidiary trusts. The assets, which consisted entirely of a subordinated debenture in Sterling, and liabilities, which consisted solely of preferred securities held by third parties and common securities held by Sterling, of the subsidiary trusts that were deconsolidated totaled $20.633 million and $36.111 million, respectively. As allowed by the transition provisions of FIN 46, Sterling restated all previous periods presented as if FIN 46 had been adopted as of the date of the establishment of the subsidiary trusts. There was no material impact to results of operations or liquidity as of and for the year ended December 31, 2003 and 2002 as a result of applying these provisions of FIN 46.

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

Note 2 — Business Combinations

     Corporate Healthcare Strategies, Inc. – On May 28, 2004, Sterling acquired 100 percent of the outstanding common shares of Corporate Healthcare Strategies, Inc. d/b/a StoudtAdvisors. StoudtAdvisors is one of the largest employee benefits administrators in Pennsylvania and is headquartered in Lancaster, Pennsylvania. As a result of the acquisition, Sterling plans to enhance earnings and provide financial product diversification.

     In connection with the completion of the acquisition of StoudtAdvisors, Sterling issued 282,657 shares of its common stock and paid $7.398 million. In addition, 121,139 shares of Sterling’s common stock and $2.640 million are to be paid out over the next four years as contingent consideration based upon StoudtAdvisors reaching specified performance criteria. Based on the closing price of Sterling’s common stock on May 25, 2004, the 282,657 shares of common stock were valued at $7.162 million.

     The transaction was accounted for under the provisions of FASB Statement No. 141, Business Combinations. As of June 30, 2004, the purchase price allocation is preliminary, subject to obtaining the final valuation of identifiable intangible assets. Preliminarily, the purchase price allocation included $6.379 million to finite-lived intangible assets, including $6.006 million to customer lists, $139 thousand to vendor contracts and $234 thousand to covenants not to compete. The intangible assets have lives ranging from 2 to 12 years, and a weighted average life of 10.5 years. The remaining portion of the purchase price, or $9.317 million, was assigned to goodwill, within the Insurance Services segment. The goodwill is expected to be amortized for tax purposes.

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

     In connection with the completion of the acquisition of Church and Bainbridge, Sterling issued 359,998 shares of its common stock and paid $7.920 million. In addition, 240,002 shares of Sterling’s common stock and $5.280 million were placed in escrow, which will be released over the next five years based upon Church and Bainbridge reaching specified performance criteria and the settlement, if any, of outstanding litigation at the date of acquisition. To date, $1.016 million of cash and stock have been released from escrow, resulting in additional goodwill. Based on the closing price of Sterling’s common stock at the time the agreement was entered into, the 600,000 shares of common shares were valued at $12.192 million.

     The transaction was accounted for under the provisions of FASB Statement No. 141, Business Combinations. The purchase price allocation included $38 thousand to premises and equipment and $5.110 million to finite-lived intangible assets, including $3.700 million to customer lists, $480 thousand to trademark, and $930 thousand to covenants not to compete. The intangible assets have a weighted average life of approximately 7 years. The remaining portion of the purchase price, or $12.218 million, was assigned to goodwill, within the Trust and Investment Services segment. This transaction will generate additional goodwill as the cash and shares held in escrow are released upon the attainment of the specified performance criteria. The goodwill is not expected to be amortized for tax purposes.

Note 3 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2003 and 2004, are as follows:

			Trust and
	Community	Commercial	Investment	Insurance
	Banking	Finance	Services	Services	Total
Balance, January 1, 2003	$1,140	$17,220	$—	$—	$18,360
Goodwill acquired	—	—	—	—	—
Impairment losses	—	—	—	—	—
Amortization of goodwill from branch purchase	(44)	—	—	—	(44)

Balance, June 30, 2003	$1,096	$17,220	$—	$—	$18,316

Balance, January 1, 2004	$1,052	$17,220	$12,218	$—	$30,490
Goodwill acquired	—	—	1,016	9,317	10,333
Impairment losses	—	—	—	—	—
Amortization of goodwill from branch purchase	(44)	—	—	—	(44)

Balance, June 30, 2004	$1,008	$17,220	$13,234	$9,317	$40,779

     A summary of finite-lived intangible assets is as follows:

	June 30, 2004		December 31, 2003
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets
Core deposit intangible	$981	(935)	$981	$(917)
Customer lists	9,706	(425)	3,700	(55)
Trademark	480	(46)	480	(11)
Covenants not to compete	1,164	(101)	930	(25)
Vendor Agreements	140	(5)	—	—

	$12,471	$(1,512)	$6,091	$(1,008)

Note 4 – Stock Compensation

     Sterling has an omnibus stock incentive plan under which incentive and nonqualified stock options, stock appreciation rights, or restricted stock may be issued. To date, only incentive and nonqualified stock options have been issued under the plan. The options are granted periodically to key employees at a price not less than the fair value of the shares at the date of grant, and may have a term of ten years. As of June 30, 2004, Sterling had approximately 706,261 shares of common stock reserved for issuance under the stock incentive plans. All options issued were in connection with the omnibus stock incentive plan, which was approved by shareholders.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income:
As reported	$8,216	$6,944	$15,845	$13,569
Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(466)	(288)	(832)	(484)

Proforma	$7,750	$6,656	$15,013	$13,085

Basic earnings per share:
As reported	$0.38	$0.33	$0.74	$0.64
Proforma	0.36	0.31	0.70	0.62
Diluted earnings per share:
As reported	$0.37	$0.33	$0.72	$0.64
Proforma	0.35	0.31	0.69	0.61

Note 5 – Retirement Benefit Plan

     The components of Sterling’s post-retirement benefits cost for the three and six months ended June 30, 2004 and 2003 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Service cost	$23	$21	$47	$43
Interest cost	29	24	57	47
Amortization of transition losses	3	2	5	4
Net amortization and other amortization of unrecognized prior service cost	3	3	7	7

Net retirement benefits cost	$58	$50	$116	$101

     In December 2003, President Bush signed into law a bill that expands Medicare benefits, primarily adding a prescription drug benefit for Medicare-eligible retirees beginning in 2006. The law also provides a federal subsidy to companies that sponsor post-retirement benefit plans that provide prescription drug coverage. FASB Staff Position 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 permits deferring the recognition of the new Medicare provisions’ impact due to lack of specific authoritative guidance on accounting for the federal subsidy. Sterling has elected to defer accounting for the effects of this new legislation until the specific authoritative guidance is issued. Accordingly, the post-retirement benefit obligations and net periodic costs reported in the accompanying financial statements and notes do not reflect the impact of this legislation. The accounting guidance, when issued, could require changes to previously reported financial information. Sterling anticipates its benefit costs after 2006 will be somewhat lower as a result of the new Medicare provisions, however, the adoption of this standard is not expected to have a material impact on results of operations, financial position, or liquidity.

Note 6 – Segment Information

     Sterling operates five major lines of business: Community Banking and Related Services; Leasing; Commercial Finance; Trust and Investment Services; and Insurance Related Services.

     Information about reportable segments, and reconciliation of such information to the consolidated financial statements follows (in thousands):

	Community
	Banking &			Trust and	Insurance	Inter-
	Related		Commercial	Investment	and Related	Segment	Consolidated
	Services	Leasing	Finance	Services	Services	Elimination	Totals
Three months ended June 30, 2004
Interest and dividend income	$26,641	$2,659	$6,677	$7	$5	$(2,784)	$33,205
Interest expense	8,997	1,932	1,335	1	4	(2,784)	9,485
Provision for loan losses	666	249	—	—	—	—	915
Noninterest income	3,811	6,684	82	3,110	628	—	14,315
Noninterest expenses	15,201	6,554	649	2,931	584	—	25,919
Income before income taxes	5,588	608	4,775	185	45	—	11,201
Income tax expenses	894	227	1,742	98	24	—	2,985
Net income	4,694	381	3,033	87	21	—	8,216
Three months ended June 30, 2003
Interest and dividend income	$26,591	$2,186	$4,629	$6	$6	$(2,147)	$31,271
Interest expense	9,424	1,806	1,010	1	—	(2,147)	10,094
Provision for loan losses	559	350	—	—	—	—	909
Noninterest income	3,569	6,690	70	1,336	82	—	11,747
Noninterest expenses	14,305	6,458	552	1,344	76	—	22,735
Income before income taxes	5,872	262	3,137	(3)	12	—	9,280
Income tax expenses	1,122	108	1,101	5	—	—	2,336
Net income	4,750	154	2,036	(8)	12	—	6,944
Six months ended June 30, 2004
Interest and dividend income	$52,779	$5,141	$12,787	$15	$10	$(5,285)	$65,447
Interest expense	18,166	3,706	2,566	3	4	(5,285)	19,160
Provision for loan losses	1,067	562	—	—	—	—	1,629
Noninterest income	7,382	13,193	161	6,091	691	—	27,518
Noninterest expenses	30,608	12,969	1,311	5,390	613	—	50,891
Income before income taxes	10,320	1,097	9,071	713	84	—	21,285
Income tax expenses	1,406	411	3,309	273	41	—	5,440
Net income	8,914	686	5,762	440	43	—	15,845
Assets	2,267,391	224,177	186,407	21,320	17,352	(340,200)	2,376,447
Six months ended June 30, 2003
Interest and dividend income	$53,511	$4,160	$8,847	$13	$14	$(4,101)	$62,444
Interest expense	19,307	3,550	1,937	3	—	(4,101)	20,696
Provision for loan losses	1,254	690	—	—	—	—	1,944
Noninterest income	6,880	13,352	132	2,643	172	—	23,179
Noninterest expenses	27,900	12,782	1,254	2,565	146	—	44,647
Income before income taxes	11,930	490	5,788	88	40	—	18,336
Income tax expenses	2,232	204	2,179	41	111	—	4,767
Net income	9,698	286	3,609	47	(71)	—	13,569
Assets	2,168,528	192,880	138,221	2,017	1,667	(281,349)	2,221,964

     The Community Banking and Related Services segment provides financial services to consumers, businesses, financial institutions and governmental units in south central Pennsylvania, northern Maryland and Delaware. These services include providing various types of loans to customers, accepting deposits, mortgage banking and other typical banking services. Parent company and treasury function income is included in the community-banking segment, as the majority of effort of these functions is related to this segment. Major revenue sources include net interest income and service fees on deposit accounts. Expenses include personnel, branch support and network support charges.

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

     The Trust and Investment Services segment includes both corporate asset and personal wealth management services. The corporate asset management business provides retirement planning services, investment management, custody and other corporate trust services to small and medium size businesses in Sterling’s market area. Personal wealth management services include investment management, brokerage, estate and tax planning, as well as trust management and administration for high net worth individuals and their families. Major revenue sources include management and estate fees and commissions on security transactions. Expenses primarily consist of personnel and support charges, as well as amortization of intangible assets. Prior year information for this segment has been segregated from the all other segment for consistent presentation with 2004.

     Insurance and Related Services segment includes employee benefit products and consulting services, credit life and disability insurance. This segment was not previously presented as a significant business. In connection with Sterling’s acquisition of StoudtAdvisors on May 28, 2004, Sterling expects the Insurance and Related Services segment will become more significant in the future.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Transactions between segments, principally loans, were on terms consistent with those that would be obtained from a third party.

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

Note 7 – Pending Acquisition

     On June 14, 2004, Sterling entered into a definitive agreement to acquire The Pennsylvania State Banking Company, parent company of Pennsylvania State Bank, in a stock and cash transaction valued at approximately $44 million. Pennsylvania State Bank is a $200 million bank headquartered in Camp Hill, Pennsylvania, with six branch offices in Cumberland and Dauphin Counties, Pennsylvania, and one loan production office in Lebanon, Pennsylvania. As a result of the pending acquisition, Sterling expects to extend its franchise into two contiguous counties and enhance earnings.

     Under the terms of the agreement, each shareholder of The Pennsylvania State Banking Company may elect to receive either $22.00 per share in cash or exchange their shares for Sterling shares, or a combination thereof. The exchange ratio will be 0.83 shares of Sterling common stock for each share of The Pennsylvania State Banking Company stock unless Sterling’s average price per share, as determined during the 20-day period prior to closing, is above $26.51. If the average price per share is above $26.51, the exchange ratio will decline on a prorated basis to a minimum of 0.7239 shares of Sterling stock for each share of The Pennsylvania State Banking Company stock if Sterling’s average price per share is $30.39 or higher. The consideration is subject to election and allocation procedures are designed to ensure that, in the aggregate, no more than 75% and no less than 70% of The Pennsylvania State Banking Company is exchanged for Sterling stock.

     The merger is subject to a number of conditions, including approval by the appropriate banking agencies and the shareholders of The Pennsylvania State Banking Company. Upon obtaining the appropriate approvals, the transaction is expected to be completed in the fourth quarter of 2004 or the first quarter of 2005.

Item 2 – Management’s Discussions and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     In addition to providing historical information, the management of Sterling has made forward-looking statements in this Quarterly Report on Form 10-Q. These forward-looking statements may be subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of Sterling Financial Corporation and its wholly-owned subsidiaries, or the combined company. When words such as “believes,” “expects,” “anticipates,” “may,” “could,” “should,” “estimates” or similar expressions occur in this quarterly report, management is making forward-looking statements.

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

General

     The following discussion provides management’s analysis of the consolidated financial condition and results of operations of Sterling Financial Corporation and its wholly-owned subsidiaries, Bank of Lancaster County, N.A., First National Bank of North East, Bank of Hanover and Trust Company, HOVB Investment Co., T&C Leasing, Inc., Pennbanks Insurance Company, SPC, Church Capital Management, LLC, Bainbridge Securities Inc., StoudtAdvisors and Sterling Mortgage Services, Inc. (inactive). The consolidated financial statements also include Town & Country Leasing, LLC, Sterling Financial Trust Company and Equipment Finance, LLC, all wholly-owned subsidiaries of Bank of Lancaster County.

Critical Accounting Policies

     Sterling’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal cash flow modeling techniques.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2004 compared to three months ended June 30, 2003

(Dollars in tables are in thousands)

Executive Overview

     Sterling’s net income was $8.216 million for the quarter ended June 30, 2004, an increase of $1.272 million, or 18.3% from the second quarter of 2003. Diluted earnings per share totaled $0.37 for the second quarter 2004 versus $0.33 for the same period in 2003, an increase of 12.1%. Return on average realized equity for the second quarter of 2004 was 15.40%, compared to 14.79% in the second quarter of 2003.

     Despite a challenging interest rate environment for the financial services industry, Sterling has been able to improve net interest income, from $21.177 million for the second quarter of 2003 to $23.720 million in 2004, a 12.0% increase. The improvement is primarily the result of a shift in the composition of Sterling’s interest earning assets, away from lower yielding federal funds and securities, to higher yielding loans, particularly commercial loans and finance receivables.

     Additionally, favorable influences in the funding mix contributed to higher levels of net interest income, as lower levels of certificate of deposit balances were replaced with higher average balances in non-interest bearing deposits and money market accounts. The favorable mix in interest earning assets and interest bearing liabilities resulted in an improvement in net interest margin, from 4.66% for the quarter ended June 30, 2003, to 4.78% in 2004.

     Non-interest income, excluding securities gains, was $13.801 million for the quarter ended June 30, 2004, a 17.9% increase over $11.707 million earned in 2003, despite a decline in mortgage banking income and rental income on operating leases of $559 thousand. As anticipated, the revenue generated from the acquisition in the fourth quarter of 2003 of Church Capital Management LLC, a registered investment advisor, and Bainbridge Securities Inc., a NASD registered broker dealer was sufficient to offset the downward trends in mortgage banking and rental income. Trust and investment management income was $2.202 million for the second quarter of 2004, compared to $1.099 million in the same period of 2003, a 100% increase. Brokerage fees and commissions also had significant growth, from $255 thousand for the second quarter of 2003, to $910 thousand for 2004. Additionally, Sterling’s newest affiliate, StoudtAdvisors, an employee benefit and consulting firm acquired at the end of May 2004, produced higher revenues than prior periods. Insurance commissions and fees totaled $654 thousand for the three months ended June 30, 2004, compared to $88 thousand in 2003.

     Consistent with the first quarter of 2004, Sterling recognized securities gains in the second quarter of $514 thousand. These gains were primarily the result of two separate equity investment strategies; the first which resulted in the exit of insurance industry positions as a result of their demutualization, and second, gains that were taken upon the liquidation of certain bank stocks because we believed these stocks were fully valued. Currently, we intend to use the proceeds from the sale of these securities to fund geographic expansion initiatives.

     Non-interest expenses were $25.919 million for the quarter ended June 30, 2004, compared to $22.735 million in 2003, a 14.0% increase. A primary reason for the increase in non-interest expenses is due to new and enhanced financial services products being offered to Sterling’s customers, including brokerage services, registered investment advisor consultation, and employee benefits brokerage and consulting. The affiliates that provide these services had total non-interest expenses of nearly $1.600 million for the quarter ended June 30, 2004, with no similar expenses in 2003. In addition, non-interest expense growth can be attributed to the expansion of our market territory into new geographic regions, including Berks County, Pennsylvania, Carroll County, Maryland, and New Castle County, Delaware. As a result of new markets served and new products offered, increases were noted in virtually every non-interest expense category.

Net Interest Income

     The primary component of Sterling’s revenue is net interest income, which is the difference between interest income and fees on interest-earning assets and interest expense on interest-bearing funds. Interest-earning assets include loans, securities and federal funds sold. Interest-bearing funds include deposits and borrowed funds. To compare the tax-exempt yields to taxable yields, amounts are adjusted to pretax equivalents based on a 35% federal corporate income tax rate.

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

Three months ended June 30, 2004 compared to three months ended June 30, 2003

     The following table summarizes, on a fully taxable equivalent basis, net interest income, and net interest margin for the three months ended June 30, 2004 and 2003 (dollars in thousands):

	Quarter Ended June 30,
	2004			2003
	Average		Annual	Average		Annual
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Federal funds sold	$4,493	$12	1.07%	$27,629	$82	1.12%
Other short-term investments	8,477	3	0.05%	5,242	7	0.95%
Securities:
U.S. Treasury	5,127	46	3.60%	9,037	95	4.21%
U.S. Government agencies	160,825	1,728	4.30%	161,433	1,938	4.81%
State and municipal	239,947	4,260	7.10%	222,896	4,032	7.24%
Other	103,894	1,386	5.33%	141,359	1,936	5.47%

Total securities	509,793	7,420	5.82%	534,725	8,001	5.98%

Loans:
Commercial	865,767	12,674	5.79%	740,577	11,728	6.35%
Consumer	324,763	4,747	5.88%	300,612	4,892	6.53%
Residential mortgages	81,450	1,321	6.49%	100,640	1,806	7.18%
Leases	124,094	2,143	6.95%	97,819	1,866	7.65%
Finance receivables	193,129	6,570	13.61%	133,077	4,473	13.45%

Total loans	1,589,203	27,455	6.88%	1,372,725	24,765	7.23%

Total interest earning assets	2,111,966	34,890	6.59%	1,940,321	32,855	6.78%

Allowance for loan losses	(15,317)			(13,570)
Cash and due from banks	51,882			51,375
Other noninterest earning assets	199,271			177,220

TOTAL ASSETS	$2,347,802			$2,155,346

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW and money market	$590,327	$814	0.55%	$549,702	$914	0.67%
Saving deposits	222,130	285	0.51%	207,274	345	0.67%
Time deposits	738,072	5,287	2.88%	752,002	6,369	3.40%
Borrowed funds	242,511	2,345	3.89%	175,425	2,179	5.43%
Subordinated notes payable	56,702	754	5.32%	21,923	287	5.09%

Total interest-bearing liabilities	1,849,742	9,485	2.06%	1,706,326	10,094	2.42%

Demand deposits	235,211			204,002
Other liabilities	37,208			39,269
Stockholders’ equity	225,641			205,749

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,347,802			$2,155,346

Net interest rate spread			4.53%			4.36%
Net interest income (FTE)/ net interest margin		25,405	4.78%		22,761	4.66%
Taxable-equivalent adjustment		(1,685)			(1,584)

Net interest income		$23,720			$21,177

     Net interest income, on a fully taxable equivalent basis, totaled $25.405 million for the second quarter of 2004 compared to $22.761 million for the same period in 2003, an increase of $2.644 million, or 11.6%. This increase reflects a $171.645 million, or 8.8% increase in the quarterly average balance of interest-earning assets. Margin was increased 12 b.p. from 4.66% to 4.78%.

     The increase in interest-earning assets came in the form of loans. The growth in loans exceeded the growth in earning assets, reflecting the funding of a portion of the loan growth with the cash flow from the securities portfolio and overnight federal funds over the past year. Strong growth in the commercial loan and finance receivables portfolios, as well as consumer loans and leases contributed to the increase in total loans. Quarterly average loans increased $216.478 million, increasing the percentage of loans to interest-earning assets from 71% in 2003 to 75% in 2004. Generally, loans carry a higher yield than alternative interest-earning assets, specifically securities and other investments.

     The remainder of the growth in loans was funded by the growth in deposits, borrowings and shareholders’ equity. Strong growth was experienced in demand and savings deposits while the average balance of time deposits decreased. Over the past year, Sterling experienced a significant volume of maturing certificates of deposits at high interest rates. During that time, the current rates were consciously held at the now lower market levels.

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

     Net interest margin increased to 4.78% from 4.66% resulting from a number of offsetting factors:

•	During the two years from January 2001 to December 2002, the Federal Reserve Bank lowered the federal funds rate twelve times totaling 5.25%. This dramatic decrease in short-term interest rates has resulted in a significant decrease in the cost of funds for Sterling. The rate paid on interest bearing liabilities declined 36 b.p. from the second quarter of 2003 to 2004.

•	During the second half of 2003 and continuing into the first half of 2004, the downward repricing of assets accelerated relative to the repricing of liabilities, resulting in a diminishing benefit from the prolonged low level of interest rates. This general downward repricing of assets has been offset in part by a continued improving mix of earning assets in the balance sheet to higher yielding assets, generally loans versus securities and specifically growth in high yielding finance receivables. The rate earned on interest earning assets declined 19 b.p. from the second quarter of 2003 to 2004.

•	During the second quarter of 2004, Sterling expanded the use of off-balance sheet instruments to manage its interest rate risk position by adding $15.0 million of receive fixed, pay floating swaps. Along with the already existing $25.0 million pay fixed, receive floating interest rate swap, this portfolio impacted the margin negatively by approximately 2 b.p. in the second quarter of 2004. This was an improvement over the second quarter of 2003 when the impact from this portfolio was approximately a 5 b.p. reduction in margin.

Provision for Loan Losses

     The provision for loan losses was $915 thousand for the quarter ended June 30, 2004, consistent with $909 thousand in 2003. Factors considered in determining the appropriate provision levels include the improving national and local economy, the improving asset quality ratios, our declining net charge-offs, offset by an increase in the loan portfolio. The provision for loan losses reflects the amount required to maintain an adequate allowance to meet the present risk characteristics of the loan portfolio.

     See further discussion in the allowance for loan losses section.

Noninterest Income

     Total noninterest income totaled $14.315 million for the three months ended June 30, 2004 compared to $11.747 million in 2003, an increase of 21.9%.

     Trust and investment management income was $2.202 million for the second quarter of 2004, an increase of $1.103 million, or 100.4%, over 2003 results. The acquisition of Church Capital Management, a registered investment advisor, in the fourth quarter of 2003, positive effects of new business developments and favorable market conditions as compared to 2003, all contributed to the revenue growth.

     Brokerage fees and commissions totaled $910 thousand for the quarter ended June 30, 2004, compared to $255 thousand for the same period in 2003, resulting in a $655 thousand increase. The acquisition of Bainbridge Securities Inc., a NASD registered broker dealer, in the fourth quarter of 2003 was the primary reason for the increase in revenues. Favorable market conditions have also resulted in increased brokerage volume, as consumers are investing funds back into the equity and mutual fund markets.

     Insurance commissions and fees were $654 thousand for the second quarter of 2004, an increase of $566 thousand over the same period in 2003. The acquisition of StoudtAdvisors, an employee benefits consulting and brokerage firm, on May 28, 2004 was the primary reason for the increase.

     Mortgage banking income totaled $629 thousand for the quarter ended June 30, 2004, resulting in a decline of $291 thousand, or 31.6% over 2003 results. Mortgage loan origination volumes have declined as 2004 interest rates have increased over 2003 levels, which has negatively impacted the mortgage refinancing business.

     Consistent with the first quarter of 2004, Sterling recognized securities gains in the second quarter of $514 thousand. These gains were primarily the result of two separate equity investment strategies; the first which resulted in the exit of insurance industry positions that resulted from their demutualization, and second, gains that were taken upon the liquidation of certain bank stocks because we believed these stocks were fully valued. Currently, we intend to use the proceeds from the sale of these securities to fund geographic expansion initiatives.

Noninterest Expenses

     Noninterest expenses totaled $25.919 million for the quarter ended June 30, 2004 compared to $22.735 million for the same period in 2003, an increase of 14.0%.

     The largest component of noninterest expense is salaries and employee benefits, which totaled $11.401 million for the quarter ended June 30, 2004, a $1.963 million or 20.8% increase over the same period in 2003. The increase is attributable to the following factors:

•	A full quarter’s worth of salaries and employee benefits associated with Sterling’s new affiliates, Church Capital Management and Bainbridge Securities, with no similar expense in the prior year.

•	One month’s worth of salaries and employee benefits associated with Sterling’s newest affiliate, StoudtAdvisors, with no similar expense in the prior year.

•	Increased number of employees, the result of branch expansion including the addition of PennSterling Bank and Delaware Sterling Bank.

•	Additions to staff required to continue to serve our customers in light of increased transaction volumes; and

•	Normal merit increases to existing employees.

     Net occupancy totaled $1.319 million for the second quarter of 2004, an increase of $167 thousand or 14.5% over the same period in 2003. This increase is a direct result of the overall growth of the corporation including expansion into the emerging markets of Berks County, Pennsylvania; Carroll County, Maryland; and New Castle County, Delaware. The three new affiliates also have office space that contributed to the increase in occupancy charges.

     Furniture and equipment charges increased to $1.726 million for the quarter ended June 30, 2004, an increase of $186 thousand, or 12.1%, from the same period in 2003. The steady upward trend in furniture and equipment expense is the result of enhancements to the delivery channels available to deliver products to customers. Additionally, certain equipment charges are based on number of accounts opened and their related transaction volumes. As Sterling’s customer base and geographic market area continues to grow, these types of charges grow as well.

     Professional services totaled $1.317 million for the quarter ended June 30, 2004 compared to $862 thousand for the same period in 2003, an increase of $455 thousand, or 52.8%. The regulatory climate is becoming increasingly complex as a result of the Sarbanes-Oxley Act of 2002 and the USA Patriot Act. As a result of these complexities, professional service fees have increased, the result of higher compliance costs as well as contracted temporary resources to meet the heightened demands of these two pieces of legislation. In addition, professional service expenses have increased as a result of long-term strategic planning efforts, including evaluating potential acquisition strategies and the evaluation of new market territories for bank affiliates.

     Intangible asset amortization was $298 thousand for the quarter ended June 30, 2004, an increase of $261 thousand over 2003 results. As a result of the implementation of the purchase method of accounting, several identifiable intangible assets were identified, the most significant of which is customer lists. Included in the second quarter of 2004’s results is a full quarter worth of amortization of intangible assets for Church Capital Management and Bainbridge Securities, and one month of amortization for StoudtAdvisors, with no similar charges in 2003. The remainder of the 2004 amortization and the 2003 amortization pertains to branch acquisition goodwill and core deposit intangibles.

     Other noninterest expense totaled $4.165 million for the quarter ended June 30, 2004, compared to $3.937 million in 2003. Expenses in this category consist of marketing, advertising, promotions, postage, lending related expenses, insurance and telephone expenses. The increase in other noninterest expenses is primarily a function of Sterling’s overall growth, which results in higher expenses.

     As a result of Sterling’s expansion into new market territories and its impact on expenses, combined with the acquisition of non-bank affiliates that generally carry higher expense to revenue ratios than bank affiliates, Sterling’s efficiency ratio slipped from 59.7% for the quarter ended June 30, 2003 to 61.0% for the same quarter in 2004.

Income Taxes

     Income tax expense for the quarter ended June 30, 2004 was $2.985 million resulting in an effective tax rate of 26.6%, versus 25.2% in 2003. Higher levels of pretax income taxed at the incremental 35% statutory tax rate led to the increase in effective income tax rate.

Six months ended June 30, 2004 compared to six months ended June 30, 2003

Executive Overview

     Sterling’s net income was $15.845 million for the six months ended June 30, 2004, an increase of $2.276 million, or 16.8% from the same period in 2003. Diluted earnings per share totaled $0.72 for 2004 versus $0.64 for 2003, an increase of 12.5%. Return on average realized equity for the six months ended June 30, 2004 was 15.10%, compared to 14.67% in 2003.

     Despite a challenging interest rate environment for the financial services industry, Sterling has been able to improve net interest income, from $41.748 million for the six months ended June 30, 2003 to $46.287 million in 2004, a 10.9% increase. The improvement is primarily the result of a shift in the composition of Sterling’s interest earning assets, away from lower yielding federal funds and securities, to higher yielding loans, particularly commercial loans and finance receivables. Additionally, favorable influences in the funding mix towards a higher percentage of core deposits to total deposits positively impacted net interest income. Sterling’s net interest margin was 4.71% for the six months ended June 30, 2004, an improvement over 4.66% for the same period in 2003.

     The acquisition of Church Capital Management, Bainbridge Securities and StoudtAdvisors favorably impacted non-interest income. For the six months ended June 30, 2004, total non-interest income, excluding securities gains, was $26.487 million, a $3.352 million, or 14.5%, increase over 2003. The revenue generated from the new services provided more than offset the declines noted in mortgage banking income and rental income on operating leases.

     Securities gains for the six months ended June 30, 2004 were $1.031 million, a $987 thousand increase over 2003, and is the direct result of the investment strategies of exiting insurance industry positions that resulted from their demutualization, and gains that were taken upon the liquidation of certain bank stocks given favorable market conditions.

     Noninterest expenses for the first half of 2004 were $50.891 million, or an increase of $6.244 million, or 14.0%, over 2003. The increase in noninterest expenses is consistent with the growth that Sterling has experienced, including organic growth within the markets served, expansion of geographic markets, and a wider array of financial services products provided to customers, including brokerage services, registered investment advisor consultation, and employee benefits brokerage and consulting. Intangible asset amortization was $548 thousand for the six months ended June 30, 2004, compared to $73 thousand in 2003, a direct result of the identifiable intangible assets that resulted from the acquisition of Church Capital Management and StoudtAdvisors.

     A more thorough discussion of Sterling’s results of operations is included in the following pages.

Net Interest Income

     The following table summarizes, on a fully taxable equivalent basis, net interest income, and net interest margin for the six months ended June 30, 2004 and 2003:

	Year To Date Ended June 30,
	2004			2003
	Average		Annual	Average		Annual
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Federal funds sold	$6,834	$36	1.04%	$24,384	$146	1.20%
Other short-term investments	9,525	16	0.06%	6,524	19	0.61%
Securities:
U.S. Treasury	5,767	103	3.59%	10,500	235	4.52%
U.S. Government agencies	165,515	3,584	4.33%	169,038	4,108	4.86%
State and municipal	239,748	8,502	7.09%	221,076	8,052	7.28%
Other	107,958	2,879	5.33%	145,895	4,026	5.52%

Total securities	518,988	15,068	5.81%	546,509	16,421	6.01%

Loans:
Commercial	849,625	24,868	5.79%	730,440	23,351	6.36%
Consumer	319,640	9,429	5.93%	295,422	9,817	6.70%
Residential mortgages	83,659	2,664	6.37%	101,282	3,765	7.43%
Leases	120,073	4,154	6.96%	92,925	3,598	7.81%
Finance receivables	185,136	12,581	13.59%	126,200	8,501	13.47%

Total loans	1,558,133	53,696	6.87%	1,346,269	49,032	7.28%

Total interest earning assets	2,093,480	68,816	6.55%	1,923,686	65,618	6.82%

Allowance for loan losses	(15,148)			(13,383)
Cash and due from banks	51,613			52,826
Other non-interest earning assets	199,024			174,298

TOTAL ASSETS	$2,328,969			$2,137,427

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW and money market	$583,669	$1,604	0.55%	$541,497	$1,850	0.69%
Saving deposits	217,450	568	0.53%	200,906	698	0.70%
Time deposits	740,621	10,762	2.92%	755,296	13,124	3.50%
Borrowed funds	237,928	4,709	3.98%	180,334	4,475	4.99%
Subordinated notes payable	56,702	1,517	5.35%	20,967	549	5.08%

Total interest-bearing liabilities	1,836,370	19,160	2.10%	1,699,000	20,696	2.45%

Demand deposits	229,232			196,750
Other liabilities	38,978			38,948
Stockholders’ equity	224,389			202,729

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,328,969			$2,137,427

Net interest rate spread			4.45%			4.37%
Net interest income (FTE)/ net interest margin		49,656	4.71%		44,922	4.66%
Taxable-equivalent adjustment		(3,369)			(3,174)

Net interest income		$46,287			$41,748

     Net interest income, on a fully taxable equivalent basis, totaled $49.656 million for the six months ended June 30, 2004 compared to $44.922 million for the same period in 2003, an increase of $4.734 million or 10.5%. This increase reflects a $169.794 million or 8.8% increase in the average balance of interest-earning assets. Net interest margin increased 5 b.p. from 4.66% in 2003 to 4.71% in 2004.

     As noted for the second quarter results, the increase in interest-earning assets came in the form of loans. In fact, the growth in loans exceeded the growth in earning assets, reflecting the funding of a portion of the loan growth with the cash flow from the securities portfolio and overnight federal funds over the past year. Generally, loans carry a higher yield than alternative interest-earning assets, namely securities and other investments. The remainder of the growth in loans was funded by the growth in deposits, borrowings and shareholders’ equity.

     Net interest margin increased to 4.71% for the six months ended June 30, 2004 from 4.66% for the same period in the prior year. The rate paid on interest bearing liabilities declined 35 b.p. from the first half of 2003 to 2004. At the same time, the rate earned on interest earning assets declined 27 b.p. The continued improving mix of earning assets in the balance sheet to higher yielding assets, generally loans versus investments and specifically growth in high yielding finance receivables was a primary contributor to the improved margin.

Provision for Loan Losses

     The provision for loan losses was $1.629 million for the six months ended June 30, 2004, a decrease of $315 thousand from $1.944 million for 2003. As a result of an improving national and local economy, Sterling’s net charge-offs for the six months ended June 30, 2004 were $719 thousand, compared to $1.255 million in 2003. As a result of the decline in net charge-offs combined with improving asset quality ratios, management determined that a lower provision for loan losses during the current year was appropriate. The provision for loan losses reflects the amount required to maintain an adequate allowance to meet the present risk characteristics of the loan portfolio.

     See further discussion in the allowance for loan losses section.

Noninterest Income

     Total noninterest income totaled $27.518 million for the six months ended June 30, 2004 compared to $23.179 million in 2003, an increase of 18.7%.

     Trust and investment management income was $4.356 million for the first six months of 2004, an increase of $2.118 million, or 94.6%, over 2003 results. The acquisition of Church Capital Management, a registered investment advisor, in the fourth quarter of 2003, positive effects of new business development and favorable market conditions as compared to 2003, all contributed to the revenue growth.

     Brokerage fees and commissions totaled $1.738 million for the six months ended June 30, 2004, compared to $423 thousand for the same period last year, resulting in a $1.315 million increase. The acquisition of Bainbridge Securities Inc., in the fourth quarter of 2003 was the primary reason for the increase in revenues. Favorable market conditions have also resulted in increased brokerage volume, as consumers are shifting their investment funds back towards the equity and mutual fund markets.

     Insurance commissions and fees totaled $721 thousand for the six months ended June 30, 2004, an increase of $540 thousand, or 298.3% over 2003 results. The acquisition of StoudtAdvisors in the second quarter of 2004 was the primary factor contributing to the increase.

     Mortgage banking income was $1.038 million for the six months ended June 30, 2004, a $677 thousand decline as compared to 2003. Mortgage loan origination volumes continue to decline in 2004 as interest rates increase over 2003 levels, which have negatively impacted the mortgage refinancing business.

     During the first six months of 2004, Sterling recognized securities gains of $1.031 million compared to $44 thousand for the same period in 2003. These gains were primarily the result of two separate equity investment strategies; the first resulted in the exit of insurance industry positions as a result of their demutualization, and second, gains that were taken upon the liquidation of certain bank stocks because we believed these stocks were fully valued. Currently, we intend to use the proceeds from the sale of these securities to fund geographic expansion initiatives.

Noninterest Expenses

     Noninterest expenses totaled $50.891 million for the six months ended June 30, 2004 compared to $44.647 million for the same period in 2003, an increase of 14.0%.

     The largest component of noninterest expense is salaries and employee benefits, which totaled $22.441 million for the six months ended June 30, 2004, a $3.855 million or 20.7% increase over the same period in 2003. The increase is attributable to the following factors:

•	A full six month’s worth of salaries and benefits associated with Sterling’s new affiliates, Church Capital Management and Bainbridge Securities, with no similar expense in the prior year;

•	One month’s worth of salaries and benefits associated with Sterling’s newest affiliate, StoudtAdvisors, with no similar expense in the prior year,

•	Increased number of employees, the result of branch expansion including the addition of PennSterling Bank and Delaware Sterling Bank;

•	Additions to staff required to continue to serve our customers in light of increased transaction volumes; and

•	Normal merit increases to existing employees.

     Net occupancy expense increased to $2.748 million for the six months ended June 30, 2004, an increase of $285 thousand, or 11.6%, from the same period in 2003. This increase is a direct result of the overall growth of the corporation, including expansion into the emerging markets of Berks County, Pennsylvania; Carroll County, Maryland; and New Castle County, Delaware. The three new affiliates also have office space that contributed to an increase in occupancy charges. Offsetting the increases in areas such as rent expense and utilities was a decrease of approximately $67 thousand in snow removal due to the extreme weather conditions experienced in the first quarter of 2003 in comparison to 2004.

     Furniture and equipment charges were $3.448 million and $3.073 million for the six months ended June 30, 2004 and 2003. The steady upward trend in furniture and equipment expense is the result of enhancements to the delivery channels available to deliver products to customers. Additionally, certain equipment charges are based on the number of accounts opened and their transaction volumes. As Sterling’s customer base continues to grow, these types of charges grow as well. The increase in number of branch offices, and renovations made to existing branches also contributed to the increase.

     Professional services totaled $2.082 million for the six months ended June 30, 2004 compared to $1.616 million for the same period in 2003, an increase of $466 thousand, or 28.8%. The regulatory climate is becoming increasingly complex as a result of the Sarbanes-Oxley Act of 2002 and the USA Patriot Act. As a result of these complexities, professional service fees have increased, the result of higher compliance costs as well as contracted temporary resources to meet the heightened demands of these two pieces of legislation. In addition, professional service expenses have increased as a result of long-term strategic planning efforts, including evaluating potential acquisition strategies and the evaluation of new market territories for bank affiliates.

     Taxes other than income was $1.073 million for the six months ended June 30, 2004, compared to $807 thousand in 2003. The primary reason for the increase is the acquisition of Church Capital and Bainbridge Securities, which results in additional Pennsylvania capital stock tax. Also contributing to the increase were increases in Pennsylvania bank shares and capital stock tax that has resulted from the higher equity bases at the bank affiliates and Equipment Finance.

     As a result of the implementation of the purchase method of accounting, several identifiable intangible assets were identified, the most significant of which is customer lists. Included in 2004’s results is amortization of intangible assets for Church Capital Management and Bainbridge Securities, and one month of amortization for StoudtAdvisors, with no similar charges in 2003. The remainder of the 2004 amortization and the 2003 amortization pertains to branch acquisition goodwill and core deposit intangibles.

     Other noninterest expense totaled $8.105 million for the six months ended June 30, 2004, compared to $7.417 million in 2003. Expenses in this category consist of marketing, advertising, promotions, postage, lending related expenses, insurance and telephone expenses. The primary increase in other noninterest expenses is a function of Sterling’s overall growth, which results in higher expenses.

     Sterling’s efficiency ratio slipped from 59.3% for the six months ended June 30, 2003 to 61.5% in 2004. This is the direct result of the intangible asset amortization and expansion into new market territories and its impact on expenses, combined with the acquisition of non-bank affiliates that generally carry higher expense to revenue ratios than bank affiliates.

Income Taxes

     Income tax expense for the six months ended June 30, 2004 was $5.440 million resulting in an effective tax rate of 25.6%, versus 26.0% in 2003. The primary reason for the slight improvement in the effective tax rate is due to the subsidiary converted to a single member limited liability company on April 1, 2003. As a result, the first quarter of 2003 includes state income taxes on this affiliate, whereas no comparable tax was incurred in 2004.

FINANCIAL CONDITION

     Total assets at June 30, 2004, totaled $2.376 billion compared to $2.344 billion at December 31, 2003. This represents an increase of $32.930 million or 1.4% over that period of time.

Securities

     Sterling utilizes investment securities as a primary tool for managing interest rate risk, to generate interest and dividend income and to provide liquidity to the parent company and affiliates. As of June 30, 2004, securities totaled $506.341 million, which represents a 12.1% decrease from the December 31, 2003 balance of $576.005 million. During the first six months of 2004, as with the prior year, the cash flows from investment securities were generally used to fund loan growth generated by the company. Proceeds from maturities, sales and calls totaled $74.358 million. Purchases of $18.254 million were completed primarily to meet pledging requirements of our customers.

     In addition to the cash flow activity noted above, the decrease in the portfolio reflects a change in the balance of unrealized gains. At June 30, 2004, the securities balance included net unrealized gains on available-for-sale debt securities of $8.554 million versus net unrealized gains of $22.748 million at December 31, 2003. The decrease in unrealized gains resulted from generally higher interest rates as of June 30, 2004 versus December 31, 2003. As interest rates rise, generally the value of debt securities within the portfolio declines, resulting in unrealized losses.

     Sterling’s securities portfolio includes debt and equity instruments that are subject to varying degrees of credit and market risk. This risk arises from general market conditions, factors impacting specific industries, as well as corporate news that may impact specific issues. Management continuously monitors its debt securities, including routine updating of credit ratings, monitoring market, industry and corporate news, as well as volatility in market prices. Sterling uses various indictors in determining whether a debt security is other-than-temporarily impaired, including whether it is probable that the contractual interest and principal will not be collected in full. One such indicator is credit ratings. As of June 30, 2004, there were no holdings below investment grade.

     In addition to its debt securities, Sterling also maintains an equity security portfolio, comprised of the following:

	June 30, 2004		December 31, 2003
	Adjusted	Fair	Adjusted	Fair
	Cost	Value	Cost	Value
Government agency	$12,581	$12,581	$11,827	$11,827
Government sponsored enterprise	2	3,708	2	3,462
Community banks	2,557	3,426	2,045	2,919
Large cap financial services company stocks	4,686	6,009	6,701	8,722

	$19,826	$25,724	$20,575	$26,930

     The government agency portfolio is maintained in part to meet certain regulatory requirements. Holdings of community bank and financial services industry stocks are maintained for long-term appreciation in these segments of the market. During the first six months of 2004, Sterling was beginning to liquidate a portion of its large cap financial services company stock. The proceeds will be used to fund geographic expansion initiatives.

     Adjusted cost reflects a reserve for other than temporary impairment charges totaling $625 thousand. These charges are recognized when the market value of a specific holding has not exceeded adjusted cost at any time in the prior six months. Sterling recognized no other than temporary impairment charges in the first six months of 2004.

Loans

     The following table sets forth the composition of Sterling’s loan portfolio, at June 30, 2004 and December 31, 2003:

	June 30,	December 31,
	2004	2003
Commercial and agricultural	$348,387	$321,728
Commercial real estate	479,424	453,456
Financial	19,635	19,488
Real estate-construction	37,238	23,471
Real estate-mortgage	78,371	80,674
Consumer	331,976	316,190
Finance receivables (net of unearned income)	203,340	171,733
Lease financing (net of unearned income)	120,928	109,285

Total	$1,619,299	$1,496,025

     During the first six months of 2004, loans outstanding increased $123.274 million, or 8.2%. Sterling continues to generate strong loan growth, as a result of a strong customer relationship model, supplemented by entrance into emerging market areas. The specialty lenders, including Equipment Finance and Town and Country Leasing also continue to grow their receivable balances, and gain market share.

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

     The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans as of June 30, 2004 and December 31, 2003:

	June 30,	December 31,
	2004	2003
Nonaccrual loans	$1,832	$3,136
Accruing loans, past due 90 days or more	901	1,513
Restructured loans	—	—

Total non-performing loans	2,733	4,649
Foreclosed assets	403	601

Total non-performing assets	$3,136	$5,250

Ratios:
Non-performing loans to total loans	0.17%	0.31%
Non-performing assets to total assets	0.13%	0.22%
Allowance for loan losses to non-performing loans	570%	315%

     As of June 30, 2004, non-performing assets were $3.136 million, a decrease of $2.114 million or 40.3% from December 31, 2003. Two loans previously included in the area of loans past due 90 days or more and still accruing were paid off during the first quarter of 2004. The decline in nonaccrual loans is primarily due to one loan relationship being returned to accrual status, and several smaller loans being paid off in full.

     Potential problem loans are defined as performing loans, which have characteristics that cause management to have serious doubts as to the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as nonperforming loans in the future. Total potential problem loans were approximately $5.836 million at June 30, 2004 as compared to $7.125 million at December 31, 2003. Additionally, outstanding letter of credit commitments totaling approximately $2.409 million could result in potential problem loans, if drawn upon. The majority of these loans are secured by a combination of business assets and/or real estate with acceptable loan-to-value ratios.

     The rollforward of the allowance for loan losses for the six months ended June 30, 2004 and 2003 were as follows:

	Six Months Ended
	June 30,
	2004	2003
Balance at January 1	$14,656	$12,953
Provision for loan losses charged to income	1,629	1,944
Loans charged-off	(923)	(1,821)
Recoveries of loans previously charged off	204	566

Balance at June 30	$15,566	$13,642

Net charge-offs to average loans outstanding:
Community banking segment	0.07%	0.17%
Leasing segment	0.26%	0.63%
Commercial finance segment	0.00%	0.02%
Total	0.09%	0.19%

     The allowance for loan losses totals $15.566 million at June 30, 2004, an increase of $910 thousand since December 31, 2003. The allowance represents 0.96% of loans outstanding at June 30, 2004 as compared to 0.98% at December 31, 2003.

     As a result of the improvement in nonperforming loans along with the decline in net charge-offs, Sterling’s provision for loan losses has decreased $315 thousand for the six months ended June 30, 2004 in comparison to the same period in 2003. Additional factors contributing to the decrease were the improvements noted in the national and local economy.

     Sterling maintains the allowance for loan losses at a level that management believes adequate to absorb potential losses inherent within the loan portfolio.

Assets Held for Operating Leases

     Sterling’s assets held for operating leases portfolio experienced a slight decrease in the first six months of 2004. Assets held for operating leases were $57.474 million at June 30, 2004, compared to $57.891 million at December 31, 2003, less than a 1% decrease. The lack of growth can be attributed to our customers’ willingness to enter into finance type leases, the result of the current interest rate environment combined with the favorable tax treatment of depreciation of the assets.

Deposits

     Sterling continues to rely heavily on deposit growth as a primary source of funds for lending activities. Total deposits increased $26.835 million or 1.5% in the first six months of 2004. Sterling has experienced growth in its demand deposit and savings accounts, while seeing a decline in its certificate of deposit portfolio.

     Over the past several years, the banking industry has seen customers migrate their investment funds from the equity market to safer and more liquid investments. Banks have benefited from this shift in consumer preference and have been able to grow the deposit base, particularly in the money-market indexed funds. With the recent improvement in the equity market, Sterling has experienced a slow-down in the deposit growth as compared to the past two years, primarily in the area of time deposits. The decrease in certificates of deposits from December 31, 2003 to June 30, 2004 is due to their reduced attractiveness in a relatively low interest rate environment combined with an improving stock market.

Short-Term Borrowings

     Short-term borrowings are comprised of securities sold under repurchase agreements, U.S. Treasury demand notes, federal funds purchased and borrowings from other financial institutions. As of June 30, 2004, short-term borrowings totaled $59.759 million, an increase of $15.881 million from the December 31, 2003 balance of $43.878 million. This change is attributable to an increase in short-term borrowings from the Federal Home Loan Bank of $14.915 million and federal funds purchased of $3.900 million. These increased borrowings were used to meet the corporation’s overall funding needs as loan growth has exceeded deposit growth. These increases were offset by decreases of approximately $2.933 million in securities sold under repurchase agreements and interest-bearing demand notes issued to the U.S. Treasury. Balances in these borrowings fluctuate in the ordinary course of business.

Long-Term Debt

     Long-term debt consists primarily of advances from the Federal Home Loan Bank and borrowings from other financial institutions to fund Sterling’s growth in its finance and operating lease portfolios. Long-term debt totaled $193.724 million at June 30, 2004, a decrease of $2.038 million from the December 31, 2003 balance of $195.762 million. The net decrease resulted from scheduled principal repayments of $17.420 million, offset by an additional $10.000 million fixed rate advance from the Federal Home Loan Bank to fund loan growth and a $5.000 million note payable to fund the acquisition of StoudtAdvisors.

Subordinated Notes Payable

     Sterling Financial Statutory Trusts I and II are special purpose subsidiary trusts that issued trust preferred capital securities. The proceeds from the trust preferred securities were invested in junior subordinated deferrable interest debentures of Sterling, at terms consistent with the trust preferred capital securities.

     Prior to the third quarter of 2003, Sterling presented “company obligated mandatorily redeemable preferred securities of a subsidiary trust” on its balance sheet, which was the trust preferred securities being consolidated in Sterling’s balance sheet. With the adoption of FIN 46, the subsidiary trusts are no longer consolidated, and as a result, the balance sheet now presents subordinated notes payable.

Derivative Financial Instruments

     Sterling is a party to derivative instruments in the normal course of business to manage its exposure to fluctuations in interest rates and to meet the financing needs of its customers.

Asset liability management

     Sterling enters into derivative transactions principally to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows. A summary of the interest rate contracts at June 30, 2004 is as follows:

		Carrying
	Notional Amount	Value
Interest rate swap agreements (pay fixed/receiving floating)	$25,000	$(880)
Interest rate swap agreements (pay floating/received fixed)	25,000	(650)
Interest rate caps purchased	5,000	—

     Interest rate swaps have been used to hedge cash flow variability related to floating rate assets and liabilities. Gains and losses on derivative instruments reclassified from accumulated other comprehensive income to current-period earnings are included in the line item in which the hedged cash flows are recorded. At June 30, 2004 other comprehensive income included a deferred after-tax loss of $982 thousand versus $942 thousand at December 31, 2003.

     A portion of the amount in other comprehensive income is reclassified from other comprehensive income to the appropriate income statement line item as net settlements occur, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Interest income — commercial loans	$132	$—	$146	$—
Interest expense — borrowed funds	237	223	474	441

     Interest rate options, which include caps, are contracts that transfer, modify, or reduce interest rate risk in exchange for the payment of a premium when the contract is initiated. A premium is paid for the right, but not the obligation, to buy or sell a financial instrument at predetermined terms in the future.

     Sterling has entered into an equity put option as a fair value hedge to protect the company from risk that the fair value of its SLM Corporation stock might be adversely impacted by changes in market price. The equity put option is for 30,000 shares of SLM’s stock with a valuation date of May 2006. If, at the valuation date, the stock price is below the reference price ($33.81), the counter-party will pay the difference between the stock’s price on the valuation date and its reference price to Sterling. Sterling paid $170 thousand for this put option. As of June 30, 2004 its fair value was $70 thousand versus $77 thousand at December 31, 2003. This change combined with an additional charge of $8 thousand for an expired put option was charged to other non-interest expense. At June 30, 2004, the trading price of the SLM Corporation stock was $40.45.

Customer Related

     Sterling has entered into interest rate contracts (including interest rate caps and interest rate swap agreements) to facilitate customer transactions and meet their financing needs. This portfolio is actively managed and hedged with offsetting contracts, with identical terms, with third-party counterparties. A summary of the customer related interest rate contracts and offsetting contracts with third-party counterparties at June 30, 2004 is as follows:

		Carrying
	Notional Amount	Value
Interest rate swap agreements (pay fixed/receiving floating)	$7,000	$148
Interest rate swap agreements (pay floating/received fixed)	7,000	(148)
Interest rate caps written	6,000	(13)
Interest rate caps purchased	6,000	13

     Changes in the estimated fair value of customer related contracts and related interest settlements, net of the offsetting counterparty contracts, are recorded in non-interest income. Fees collected from customers for these transactions are recognized over the life of the contract. For the three months and six months ended June 30, 2004, fees of $3 thousand and $6 thousand are included in other non-interest income.

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

     FIN 46 has been the subject of much debate among accounting professionals, regulators, the Financial Accounting Standards Board and the SEC staff. While the primary intention of FIN 46 was to require consolidation of certain “off balance sheet” special purpose affiliates under accounting principles generally accepted in the United States, one consequence is to require deconsolidation of trust subsidiaries used for purposes of issuing trust preferred securities. This deconsolidation could jeopardize Tier 1 capital treatment of the trust preferred securities in regulatory capital calculations, when final clarification of the guidance is issued. In June 2003, the Board of Governors of the Federal Reserve issued interim guidance, which instructs institutions with trust preferred securities to continue reporting the trust preferred securities in their Tier 1 capital for regulatory purposes. As of June 30, 2004, the preferred capital securities continue to qualify for Tier 1 capital treatment for Sterling.

     Sterling has $55.000 million in trust preferred securities as of June 30, 2004, which has been included as Tier 1 capital in its regulatory capital calculations. In the event of an unfavorable outcome, which would prohibit inclusion of the trust preferred securities as Tier 1 capital in the future, Sterling’s Tier 1 ratio would be negatively impacted. However, Sterling expects its Tier 1 and total capital ratios will remain above the well-capitalized thresholds.

     Earnings retention, which represents net income less dividends declared, is a primary source of additional capital to Sterling. During the first six months of 2004, Sterling retained $9.273 million, or 58.5%, of its net income. In addition, approximately $7.162 million of capital was generated and used to purchase StoudtAdvisors.

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

     Quantitative measures established by regulation to ensure capital adequacy require Sterling and its banking subsidiaries to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of June 30, 2004 and December 31, 2003, that Sterling and the subsidiary banks met all minimum capital adequacy requirements to which they are subject.

     As of June 30, 2004, the most recent notification from the Federal Deposit Insurance Corporation categorized the banks as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” institutions must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the banks’ category. Sterling’s capital ratios as of June 30, 2004 and December 31, 2003, are as follows:

	Actual Capital		Minimum Capital
	Ratio		Requirement
	June 30,	December 31,	Minimum	Well
	2004	2003	Requirement	Capitalized (1)
Total capital to risk weighted assets	12.5%	13.4%	8.0%	10.0%
Tier 1 capital to risk weighted assets	11.5%	12.4%	4.0%	6.0%
Tier 1 capital to average assets	9.8%	10.0%	4.0%	5.0%

(1)	Represents amounts for the banking subsidiaries and not Sterling, as prompt corrective action provisions are not applicable to bank holding companies.

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

     The following table presents significant fixed and determinable contractual obligations by payment date as of June 30, 2004.

		Payments Due In
	Total Amount
	Committed	One Year or Less	One to Three Years	Three to Five Years	Over Five Years
Deposits without a stated maturity	$1,070,685	$1,070,685	$—	$—	$—
Time deposits	734,547	312,560	323,618	94,057	4,312
Federal funds purchased	3,900	3,900	—	—	—
Securities sold under repurchase agreements	6,286	6,286	—	—	—
Interest-bearing demand notes issued to the U.S. Treasury	4,658	4,658	—	—	—
Lines of credit	44,915	44,915	—	—	—
Long-term debt	193,724	14,878	98,441	25,106	55,299
Subordinated notes payable	56,702	—	—	—	56,702
Operating leases	12,839	1,553	2,482	1,969	6,835

	$2,128,256	$1,459,435	$424,541	$121,132	$123,148

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

     A schedule of significant commitments at June 30, 2004 is as follows:

Commitments to extend credit:
Unused home equity lines of credit	$66,383
Other commitments to extend credit	257,776
Standby letters of credit	90,531

$414,690

     Sterling has no off-balance sheet arrangements through the use of special purpose entities.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

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

     Management endeavors to control the exposure to changes in interest rates by understanding, reviewing and making decisions based on its risk position. The corporate asset/liability committee is responsible for these decisions. The corporation primarily uses the securities portfolios and borrowings to manage its interest rate risk position. Additionally, pricing, promotion and product development activities are directed in an effort to emphasize the loan and deposit term or repricing characteristics that best meet current interest rate risk objectives. At present, the use of off-balance sheet instruments is not significant.

     The committee operates under management policies defining guidelines and limits on the level of risk. The Board of Directors approves these policies.

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

     The simulation analysis results are presented in Table 3a. These results indicate that the corporation would expect net interest income to increase over the next twelve months by 3.1% assuming an immediate upward shift in market interest rates of 2.00% and to decrease by 4.4% if rates shifted downward in the same manner. This profile reflects an asset sensitive short-term rate risk position and is within the guidelines set by policy.

     At December 31, 2003, annual net interest income was expected to increase by 3.9% in the upward scenario and to decrease by 5.3% in the downward scenario. The risk position has changed from the prior year-end to a slightly less asset sensitive position primarily due to a decrease in fed funds sold balance and the $25.0 million receive fixed/pay floating interest rate swaps entered in 2004 offset by continued growth in variable commercial loans and extension of certificate of deposit maturities.

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

     The net present value analysis results are presented in Table 3b. These results indicate that the net present value would decrease 0.9% assuming an immediate upward shift in market interest rates of 2.00% and to decrease 0.7% if rates shifted downward in the same manner. The risk position of Sterling is within the guidelines set by policy.

     At December 31, 2003, the analysis indicated that the net present value would be unchanged assuming an immediate upward shift in market interest rates of 2.00% and to decrease 1.7% if rates shifted downward in the same manner.

Table 3a			Table 3b
Net Interest Income Projections			Present Value of Equity
	% Change in			% Change in
	Net Interest income			Present Value of Equity
Change in	June 30,	December 31,	Change in	June 30,	December 31,
Market Interest Rates	2004	2003	Market Interest Rates	2004	2003
-200	-4.4%	-5.3%	-200	-0.7%	-1.7%
-100	-1.4%	-2.0%	-100	0.3%	-0.7%
0	0.0%	0.0%	0	0.0%	0.0%
+100	1.6%	2.0%	+100	-0.5%	0.1%
+200	3.1%	3.9%	+200	-0.9%	0.0%

Item 4 — Controls and Procedures

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

Part II — OTHER INFORMATION

Item 1 — Legal Proceedings

     As of June 30, 2004, there were no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Sterling or its subsidiaries are a party or of which any of their property is the subject.

Item 2 — Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     During the second quarter of 2003, Sterling announced that its Board of Directors authorized a plan to purchase, in open market and privately negotiated transactions, up to 1,000,000 shares of its outstanding common stock. This approved repurchase plan, when combined with 42,692 shares remaining to be purchased under Sterling’s repurchase plan announced in February 2001, represents approximately 4.1% of the outstanding shares of Sterling’s common stock. Through June 30, 2004, the cumulative total of acquired shares pursuant to the authorization was 168,750 at an average price of $24.52, reducing the remaining authorized share repurchase balance to 873,972. During the second quarter of 2004, no shares were treasury share repurchases.

Item 3 — Defaults Upon Senior Securities

     Not applicable.

Item 4 — Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders of Sterling Financial Corporation was held on April 27, 2004.

     The following individuals were elected to Sterling Financial Corporation’s Board of Directors for a term of three years:

Nominee	Votes For	Votes Withheld
Richard H. Albright, Jr.	18,030,400	130,101
Bertram F. Elsner	18,047,427	113,074
Howard E. Groff, Jr.	18,040,896	119,605
John E. Stefan	18,107,206	53,295
Glenn R. Walz	18,097,157	63,344

     There are six continuing directors whose terms of office will expire at the 2005 or 2006 annual meeting. They are as follows:

Michael A. Carenzo
J. Roger Moyer, Jr.
Joan R. Henderson
Terrence L. Hormel
David E. Hosler
W. Garth Sprecher

     The following proposal was approved at Sterling Financial Corporation’s Annual Meeting:

		Votes	Votes	Broker
	Votes For	Against	Abstained	Non-votes
Proposal to ratify the selection of Ernst & Young LLP as the corporation’s independent certified public auditors for the year ending December 31, 2004.	17,949,088	181,825	29,454	134

Item 5 — Other Information

     Not applicable.

Item 6 — Exhibits and Reports on Form 8-K

(a)	Exhibits — the following is a list of Exhibits required by Item 601 of Regulation S-K and are incorporated by reference herein or annexed to this Annual Report.

21	Subsidiaries of the Registrant

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	-	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	-	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications

32.1	-	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to 906 of the Sarbanes Oxley Act of 2002

32.2	-	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to 906 of the Sarbanes Oxley Act of 2002

(b)	Reports on Form 8-K

During the quarter ended June 30, 2004, the registrant filed the following reports on Form 8-K.

Date of Report	Item	Description
April 27, 2004	7, 12	Press release announcing first quarter 2004 earnings.
April 27, 2004	7, 9	Slide presentation presented at the 2004 Annual Shareholder Meeting.
May 25, 2004	5, 7	Press release announcing a quarterly cash dividend.
June 14, 2004	5, 7	Press release announcing the definitive Agreement and Plan of Merger with The Pennsylvania State Banking Company.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING FINANCIAL CORPORATION

Date: August 6, 2004	By:	/s/ J. Roger Moyer, Jr.
J. Roger Moyer, Jr.
President and Chief Executive Officer

Date: August 6, 2004	By:	/s/ J. Bradley Scovill
J. Bradley Scovill
Senior Executive Vice President,
Chief Financial Officer and Treasurer