Form 10-Q
period 2004-09-30
STERLING FINANCIAL CORP /PA/
filed 2004-11-09
CIK 811671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission file number 0-16276

STERLING FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2449551
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

101 North Pointe Boulevard	17601-4133
Lancaster, Pennsylvania	(ZipCode)
(Address of principal executive offices)

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

     Common Stock, $5.00 Par Value – 21,819,764 shares outstanding as of October 29, 2004.

Sterling Financial Corporation and Subsidiaries
Index

Part I – Financial Information

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(In thousands except share and per share data)	2004	2003
Assets
Cash and due from banks	$58,764	$64,996
Federal funds sold	77	19,102

Cash and cash equivalents	58,841	84,098
Interest-bearing deposits in banks	4,864	4,102
Short-term investments	6,972	11,275
Mortgage loans held for sale	7,381	11,520
Securities held-to-maturity (fair value 2004 - $36,227 ; 2003 - $37,405)	35,237	35,956
Securities available-for-sale	451,617	540,049
Loans, net of allowance for loan losses (2004 - $16,605; 2003 - $14,656)	1,689,150	1,481,369
Premises and equipment, net	38,077	38,720
Assets held for operating lease, net	59,445	57,891
Other real estate owned	80	520
Goodwill	40,927	30,490
Intangible assets	10,540	5,083
Mortgage servicing rights	2,971	2,908
Accrued interest receivable	10,194	11,236
Other assets	35,346	28,300

Total assets	$2,451,642	$2,343,517

Liabilities
Deposits:
Noninterest-bearing	$249,115	$249,929
NOW and money market	616,827	577,486
Savings	216,191	210,347
Time	725,683	740,635

Total deposits	1,807,816	1,778,397

Short-term borrowings	84,262	43,878
Long-term debt	224,721	195,762
Subordinated notes payable	56,702	56,702
Accrued interest payable	6,143	6,273
Other liabilities	32,445	42,494

Total liabilities	2,212,089	2,123,506

Stockholders’ equity
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $5.00 par value, 70,000,000 shares authorized; issued 2004 – 22,057,806 shares; 2003 – 21,776,551 shares	110,289	108,883
Capital surplus	49,429	44,615
Escrowed shares (2004 –216,356 shares; 2003 – 240,002 shares)	(4,389)	(4,877)
Retained earnings	73,122	58,874
Accumulated other comprehensive income	11,645	13,827
Common stock in treasury, at cost (2004 –23,720 shares; 2003 – 59,310 shares)	(543)	(1,311)

Total stockholders’ equity	239,553	220,011

Total liabilities and stockholders’ equity	$2,451,642	$2,343,517

The accompanying notes are an integral part of these consolidated financial statements.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2004	2003	2004	2003
Interest and dividend income
Loans, including fees	$29,273	$25,302	$82,429	$73,793
Debt securities Taxable	2,987	4,073	9,685	12,666
Tax-exempt	2,615	2,555	7,868	7,446
Dividends	146	155	434	459
Federal funds sold	9	41	45	187
Short-term investments	11	31	27	50

Total interest and dividend income	35,041	32,157	100,488	94,601

Interest expense
Deposits	6,671	6,989	19,605	22,661
Short-term borrowings	589	407	1,437	1,184
Long-term debt	2,035	2,007	5,896	5,705
Subordinated debt	789	751	2,306	1,300

Total interest expense	10,084	10,154	29,244	30,850

Net interest income	24,957	22,003	71,244	63,751
Provision for loan losses	2,030	872	3,659	2,816

Net interest income after provision for loan losses	22,927	21,131	67,585	60,935

Noninterest income
Trust and investment management income	2,230	1,258	6,586	3,496
Service charges on deposit accounts	1,528	1,482	4,500	4,296
Other service charges, commissions and fees	910	928	2,700	2,736
Brokerage fees and commissions	749	405	2,487	828
Insurance commissions and fees	2,044	80	2,765	261
Mortgage banking income	567	1,054	1,605	2,769
Rental income on operating leases	6,225	6,496	18,626	19,350
Other operating income	770	686	2,241	1,788
Securities gains	1,025	346	2,056	390

Total noninterest income	16,048	12,735	43,566	35,914

Noninterest expenses
Salaries and employee benefits	12,531	10,425	34,972	29,011
Net occupancy	1,336	1,209	4,084	3,672
Furniture and equipment	1,739	1,655	5,187	4,728
Professional services	1,044	718	3,126	2,334
Depreciation on operating lease assets	5,280	5,417	15,726	16,029
Taxes other than income	598	445	1,671	1,252
Intangible asset amortization	522	36	1,070	109
Other	4,324	3,876	12,429	11,293

Total noninterest expenses	27,374	23,781	78,265	68,428

Income before income taxes	11,601	10,085	32,886	28,421
Income tax expenses	3,101	2,588	8,541	7,355

Net income	$8,500	$7,497	$24,345	$21,066

Per share information:
Basic earnings per share	$0.39	$0.35	$1.13	$1.00
Diluted earnings per share	0.38	0.35	1.11	0.99
Dividends declared	0.16	0.14	0.46	0.42

The accompanying notes are an integral part of these consolidated financial statements.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
					Other	Treasury
	Shares				Comprehensive	and
	Common	Common	Capital	Retained	Income	Escrowed
(Dollars in thousands)	Stock	Stock	Surplus	Earnings	(Loss)	Shares	Total
Balance, December 31, 2002	16,923,069	$84,615	$34,949	$63,521	$14,299	$(551)	$196,833
Comprehensive income:
Net income				21,066			21,066
Other comprehensive income:
Change in net unrealized loss on securities AFS, net of reclassification adjustment and tax effects					(2,361)		(2,361)
Change in unrealized loss on interest rate swaps					(95)		(95)

Total comprehensive income							18,610

Issuance of common stock
Stock options	17,947	90	210				300
Directors’ compensation plan	225	1	20				21
Issuance of treasury stock
Dividend Reinvestment Plan (29,548 shares)			(20)			720	700
Stock options (59,905 shares)			(389)			1,356	967
Directors’ compensation plan (6,225 shares)			5			137	142
Purchase of treasury stock (89,500 shares)						(2,078)	(2,078)
Cash dividends declared				(8,795)			(8,795)

Balance, September 30, 2003	16,941,241	$84,706	$34,775	$75,792	$11,843	$(416)	$206,700

Balance, December 31, 2003	21,776,551	$108,883	$44,615	$58,874	$13,827	$(6,188)	$220,011
Comprehensive income:
Net income				24,345			24,345
Other comprehensive income:
Change in net unrealized gain on securities AFS, net of reclassification adjustment and tax effects					(2,472)		(2,472)
Change in unrealized gains (losses) on interest rate swaps					290		290

Total comprehensive income							22,163

Cash paid in lieu of fractional shares	(1,402)	(7)		(26)			(33)
Issuance of common stock
Acquisition of StoudtAdvisors	282,657	1,413	5,749				7,162
Issuance of treasury stock
Directors’ compensation plan (9,438 shares)			19			214	233
Stock options (101,152 shares)			(954)			2,261	1,307
Purchase of treasury stock (75,000 shares)						(1,707)	(1,707)
Issuance of escrowed stock (23,646 shares)						488	488
Cash dividends declared				(10,071)			(10,071)

Balance, September 30, 2004	22,057,806	$110,289	$49,429	$73,122	$11,645	$(4,932)	$239,553

The accompanying notes are an integral part of these consolidated financial statements.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2004	2003
Cash Flows from Operating Activities
Net income	$24,345	$21,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,105	19,128
Accretion and amortization of investment securities	(91)	573
Amortization of intangible assets	1,070	109
Provision for loan losses	3,659	2,816
Gains on sale of finance leases	(146)	—
Gains on sale of securities available-for-sale	(2,056)	(390)
Gains on sale of mortgage loans	(606)	(1,909)
Proceeds from sales of mortgage loans	91,886	211,872
Originations of mortgage loans held for sale	(87,141)	(224,631)
Change in operating assets and liabilities:
Decrease in accrued interest receivable	1,042	806
Increase in other assets	(6,960)	(6,254)
Decrease in accrued interest payable	(130)	(1,002)
Increase (decrease) in other liabilities	(9,004)	7,034
Other	11	(67)

Net cash provided by operating activities	34,984	29,151

Cash Flows From Investing Activities
Net increase in interest-bearing deposits in other banks	(762)	(692)
Net decrease in short-term investments	4,303	4,393
Proceeds from maturities or calls of securities held-to-maturity	2,653	4,110
Proceeds from sales, maturities or calls of securities available-for-sale	109,037	141,116
Purchases of securities held-to-maturity	(1,932)	(4,811)
Purchases of securities available-for-sale	(22,271)	(146,785)
Loan and finance lease originations, net of repayments	(220,932)	(163,654)
Proceeds from sales of finance leases	10,078	—
Purchases of equipment acquired for operating leases, net	(17,280)	(14,497)
Purchases of premises and equipment, net	(2,669)	(4,306)
Cash paid for business combination, net	(8,050)	—

Net cash used by investing activities	(147,825)	(185,126)

Cash Flows From Financing Activities
Net increase in deposits	29,419	40,256
Net increase (decrease) in short-term borrowings	39,469	(1,046)
Proceeds from issuance of long-term debt	64,751	75,038
Repayment of long-term debt	(36,174)	(23,883)
Proceeds from issuance of common stock	—	321
Proceeds from issuance of subordinated notes payable	—	36,083
Cash dividends	(9,681)	(8,632)
Cash paid in lieu of fractional shares	(33)	—
Purchase of treasury stock	(1,707)	(2,078)
Proceeds from issuance of treasury stock	1,540	1,809

Net cash provided by financing activities	87,584	117,868

Net change in cash and cash equivalents	(25,257)	(38,107)
Cash and Cash Equivalents
Beginning of period	84,098	107,339

End of period	$58,841	$69,232

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
(All dollar amounts presented in the footnotes are in thousands, except per share data)

Note 1 — Summary of Significant Accounting Policies

     Basis of Presentation – The accompanying unaudited consolidated financial statements of Sterling Financial Corporation and subsidiaries have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.

     Operating results for the three months and nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

     For further information, refer to the audited consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K, for the year ended December 31, 2003.

     The consolidated financial statements and footnotes thereto of Sterling Financial Corporation include the accounts of its wholly-owned subsidiaries, Bank of Lancaster County, N.A. (Bank of Lancaster County), First National Bank of North East (First National), Bank of Hanover and Trust Company (Bank of Hanover), HOVB Investment Co., T&C Leasing, Inc. (T&C), Pennbanks Insurance Company, SPC, Church Capital Management, LLC, Bainbridge Securities Inc., Corporate Healthcare Strategies, LLC (d/b/a StoudtAdvisors), Lancaster Insurance Group, LLC and Sterling Mortgage Services, Inc. (inactive). The unaudited consolidated financial statements also include Town & Country Leasing, LLC (Town & Country), Sterling Financial Trust Company, and Equipment Finance, LLC, all wholly-owned subsidiaries of Bank of Lancaster County. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     Earnings per common share for the three months and nine months ended September 30, 2004 and 2003 have been computed based on the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income available to stockholders	$8,500	$7,497	$24,345	$21,066

Average number of shares outstanding	21,805,583	21,161,045	21,623,224	21,145,654
Effect of dilutive stock options	314,201	243,085	325,125	202,199

Average number of shares outstanding used to calculate diluted earnings per share	22,119,784	21,404,130	21,948,349	21,347,853

Per share information:
Basic earnings per share	$0.39	$0.35	$1.13	$1.00
Diluted earnings per share	0.38	0.35	1.11	0.99

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

     The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$8,500	$7,497	$24,345	$21,066

Other comprehensive income (net of tax):
Unrealized holding gains (losses) on available-for-sale securities	7,396	(8,649)	(1,136)	(2,108)
Reclassification adjustment for securities (gains) in income	(666)	(225)	(1,336)	(253)
Unrealized gains (losses) on derivatives used in cash flow hedging relationships	331	358	290	(95)

Comprehensive income	$15,561	$(1,019)	$22,163	$18,610

     The ending accumulated balances for each item included in accumulated other comprehensive income, net of related income taxes, were as follows:

	September 30,	December 31,
	2004	2003
Accumulated unrealized gains on securities available-for-sale	$12,296	$14,769
Accumulated unrealized losses on derivatives used in cash flow hedging relationships	(651)	(942)

	$11,645	$13,827

     Reclassifications - Certain items in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation format. Such reclassifications had no impact on net income.

     Recent Accounting Pronouncements – In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 03-3 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” This statement addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in non-homogenous loans acquired in a transfer if those differences are attributable, at least in part, to credit quality. This statement limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. This statement requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This statement prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. This statement prohibits “carrying over” or creation of valuation allowances in the initial accounting of all non-homogeneous loans acquired in a transfer that are within the scope of this statement, and is effective for loans acquired in fiscal years beginning after December 15, 2004.

     Emerging Issues Task Force (EITF) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1), provides application guidance that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the recognition of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. In September 2004, the FASB delayed the accounting requirements of EITF 03-1 until additional implementation guidance is issued and goes into effect.

Note 2 — Business Combinations

     Corporate Healthcare Strategies, Inc. – On May 28, 2004, Sterling acquired 100 percent of the outstanding common shares of Corporate Healthcare Strategies, Inc. d/b/a StoudtAdvisors. StoudtAdvisors is one of the largest employee benefits administrators in central Pennsylvania and is headquartered in Lancaster, Pennsylvania. As a result of the acquisition, Sterling plans to enhance earnings and provide financial product diversification.

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

     The transaction was accounted for under the provisions of FASB Statement No. 141, Business Combinations. As of September 30, 2004, the purchase price allocation is preliminary, subject to obtaining the final valuation of identifiable intangible assets. Preliminarily, the purchase price allocation included $6.379 million to finite-lived intangible assets, including $6.006 million to customer lists, $139 thousand to vendor contracts and $234 thousand to covenants not to compete. The intangible assets have lives ranging from 2 to 12 years, and a weighted average life of 10.5 years. The remaining portion of the purchase price, or $9.317 million, was assigned to goodwill, within the Insurance Services segment. The goodwill is expected to be amortized for tax purposes.

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

     Lancaster Insurance Group – As a result of the purchase of the remaining fifty percent of Lancaster Insurance Group’s common stock effective July 1, 2004, this affiliate became a consolidated subsidiary of Sterling. Sterling paid $225 thousand to obtain the remaining fifty percent of the outstanding stock of this entity. To the extent that the purchase price exceeded tangible and intangible assets, the amount was allocated to goodwill.

Note 3 – Goodwill and Intangible Assets

     The changes in the carrying amount of goodwill for the nine months ended September 30, 2003 and 2004, are as follows:

			Trust and
	Community	Commercial	Investment	Insurance
	Banking	Finance	Services	Services	Total
Balance, January 1, 2003	$1,140	$17,220	$—	$—	$18,360
Goodwill from acquisitions	—	—	—	—	—
Impairment losses	—	—	—	—	—
Amortization of goodwill from branch purchase	(66)	—	—	—	(66)

Balance, September 30, 2003	$1,074	$17,220	$—	$—	$18,294

Balance, January 1, 2004	$1,052	$17,220	$12,218	$—	$30,490
Goodwill from acquisitions	—	—	1,016	9,487	10,503
Impairment losses	—	—	—	—	-
Amortization of goodwill from branch purchase	(66)	—	—	—	(66)

Balance, September 30, 2004	$986	$17,220	$13,234	$9,487	$40,927

     A summary of finite-lived intangible assets is as follows:

	September 30, 2004		December 31, 2003
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets
Core deposit intangible	$981	$(944)	$981	$(917)
Customer lists	9,785	(833)	3,700	(55)
Trademark	480	(63)	480	(11)
Covenants not to compete	1,166	(149)	930	(25)
Vendor Agreements	140	(23)	—	—

	$12,552	$(2,012)	$6,091	$(1,008)

Note 4 – Stock Compensation

     Sterling has an omnibus stock incentive plan under which incentive and nonqualified stock options, stock appreciation rights, and restricted stock may be issued. To date, only incentive and nonqualified stock options have been issued under the plan. The options are granted periodically to key employees at a price not less than the fair value of the shares at the date of grant, and may have a term of ten years. As of September 30, 2004, Sterling had approximately 701,605 shares of common stock reserved for issuance under the stock incentive plan. All options issued were in connection with the omnibus stock incentive plan, which was approved by shareholders.

     Sterling accounts for its stock incentive plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost for option grants are reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

     The following table illustrates the effect on net income and earnings per share if Sterling had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income:
As reported	$8,500	$7,497	$24,345	$21,066
Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(402)	(266)	(1,172)	(750)

Proforma	$8,098	$7,231	$23,173	$20,316

Basic earnings per share:
As reported	$0.39	$0.35	$1.13	$1.00
Proforma	0.37	0.34	1.07	0.96
Diluted earnings per share:
As reported	$0.38	$0.35	$1.11	$0.99
Proforma	0.37	0.34	1.06	0.95

Note 5 – Retirement Benefit Plan

     The components of Sterling’s post-retirement benefits cost for the three and nine months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Service cost	$24	$21	$71	$64
Interest cost	28	23	85	70
Amortization of transition losses	2	2	7	6
Net amortization and other amortization of unrecognized prior service cost	4	4	11	11

Net retirement benefits cost	$58	$50	$174	$151

     In May 2004, the FASB issued Staff Position 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or FSP 106-2. FSP 106-2 supersedes FSP 106-1, and provides guidance on the accounting disclosure, effective date, and transition requirements related to the Medicare Prescription Drug Act. The Medicare Prescription Drug Act expands on existing Medicare benefits, primarily adding a prescription drug benefit for Medicare-eligible retirees beginning in 2006. The law also provides a federal subsidy to companies that sponsor post-retirement benefit plans that provide prescription drug coverage as long as the coverage is actuarially equivalent to Medicare Part D. FSP 106-2 is effective in the third quarter of 2004. At this time, Sterling is awaiting guidance from the Department of Health and Human Services to determine if its coverage meets the actuarially equivalence guidance. The accumulated plan obligation and related benefit costs does not presently include the federal subsidy, if any, for which Sterling may be eligible. Sterling does not feel that the adoption of this standard will have a significant impact on its results of operations, financial position, or liquidity.

Note 6 – Segment Information

     Sterling operates five major lines of business: Community Banking and Related Services; Leasing; Commercial Finance; Trust and Investment Services; and Insurance Related Services.

     Information about reportable segments, and reconciliation of such information to the consolidated financial statements follows (in thousands):

	Community
	Banking &			Trust and	Insurance	Inter-
	Related		Commercial	Investment	Related	Segment	Consolidated
	Services	Leasing	Finance	Services	Services	Elimination	Totals
Three months ended September 30, 2004
Interest and dividend income	$28,111	$2,807	$7,155	$9	$6	$(3,047)	$35,041
Interest expense	9,524	2,040	1,553	2	12	(3,047)	10,084
Provision for loan losses	834	661	535	—	—	—	2,030
Noninterest income	4,349	6,610	75	2,987	2,027	—	16,048
Noninterest expenses	15,928	6,573	648	2,520	1,705	—	27,374
Income before income taxes	6,174	143	4,494	474	316	—	11,601
Income tax expenses	1,090	57	1,638	190	126	—	3,101
Net income	5,084	86	2,856	284	190	—	8,500
Three months ended September 30, 2003
Interest and dividend income	$26,998	$2,394	$5,074	$7	$6	$(2,322)	$32,157
Interest expense	9,524	1,907	1,043	2	—	(2,322)	10,154
Provision for loan losses	607	265	—	—	—	—	872
Noninterest income	4,245	6,681	60	1,664	85	—	12,735
Noninterest expenses	15,213	6,523	588	1,414	43	—	23,781
Income before income taxes	5,899	380	3,503	255	48	—	10,085
Income tax expenses	1,087	154	1,227	99	21	—	2,588
Net income	4,812	226	2,276	156	27	—	7,497
Nine months ended September 30, 2004
Interest and dividend income	$80,890	$7,948	$19,942	$24	$16	$(8,332)	$100,488
Interest expense	27,690	5,746	4,119	5	16	(8,332)	29,244
Provision for loan losses	1,901	1,223	535	—	—	—	3,659
Noninterest income	11,731	19,803	236	9,078	2,718	—	43,566
Noninterest expenses	46,536	19,542	1,959	7,910	2,318	—	78,265
Income before income taxes	16,494	1,240	13,565	1,187	400	—	32,886
Income tax expenses	2,496	468	4,947	463	167	—	8,541
Net income	13,998	772	8,618	724	233	—	24,345
Assets	2,296,993	242,579	198,860	21,616	18,405	(326,811)	2,451,642
Nine months ended September 30, 2003
Interest and dividend income	$80,509	$6,554	$13,921	$20	$20	$(6,423)	$94,601
Interest expense	28,831	5,457	2,980	5	—	(6,423)	30,850
Provision for loan losses	1,861	955	—	—	—	—	2,816
Noninterest income	11,125	20,033	192	4,307	257	—	35,914
Noninterest expenses	43,113	19,305	1,842	3,979	189	—	68,428
Income before income taxes	17,829	870	9,291	343	88	—	28,421
Income tax expenses	3,319	358	3,406	140	132	—	7,355
Net income	14,510	512	5,885	203	(44)	—	21,066
Assets	2,241,948	203,193	148,530	2,242	1,620	(299,355)	2,298,178

     The Community Banking and Related Services segment provides financial services to consumers, businesses, financial institutions and governmental units in south central Pennsylvania, northern Maryland and Delaware. These services include providing various types of loans to customers, accepting deposits, mortgage banking and other typical banking services. Parent company and treasury function income is included in the community banking segment, as the majority of effort of these functions is related to this segment. Major revenue sources include net interest income and service fees on deposit accounts. Expenses include personnel, branch support and network support charges.

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

     The Insurance Related Services segment includes employee benefit products and consulting services, credit life and disability insurance. This segment was not previously presented as a significant business. In connection with Sterling’s acquisition of StoudtAdvisors on May 28, 2004, Sterling expects the Insurance and Related Services segment will become more significant in the future.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies disclosed in Sterling’s Annual Report on Form 10-K for the year ending December 31, 2003. Transactions between segments, principally loans, were on terms consistent with those that would be obtained from a third party.

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

     Under the terms of the agreement, each shareholder of The Pennsylvania State Banking Company may elect to receive either $22.00 per share in cash or exchange their shares for Sterling shares, or a combination thereof. The exchange ratio will be 0.83 shares of Sterling common stock for each share of The Pennsylvania State Banking Company stock unless Sterling’s average price per share, as determined during the 20-day period prior to closing, is above $26.51. If the average price per share is above $26.51, the exchange ratio will decline on a prorated basis to a minimum of 0.7239 shares of Sterling common stock for each share of The Pennsylvania State Banking Company stock if Sterling’s average price per share is $30.39 or higher. The consideration is subject to election and allocation procedures and is designed to ensure that, in the aggregate, no more than 75% and no less than 70% of The Pennsylvania State Banking Company shares are exchanged for Sterling common stock.

     The merger with The Pennsylvania State Banking Company is expected to be completed in December 2004.

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

     Shareholders should note that many factors, some of which are discussed elsewhere in this report, could affect the future financial results of Sterling Financial Corporation and its subsidiaries, both individually and collectively, and could cause those results to differ materially from those expectations expressed in this report. These risk factors include the following:

•	Timing of the proposed merger with The Pennsylvania State Banking Company being delayed;

•	Costs and efforts required to integrate acquired companies being more difficult than expected;

•	Anticipated related merger synergies not being achieved;

•	Volatility in interest rates;

•	Possibility that increased demand or prices for Sterling’s financial services and products may not occur;

•	Economic, political and competitive forces impacting our various lines of business;

•	Operating, legal and regulatory risks;

•	The risk that our analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful; and

•	Other risks and uncertainties.

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

General

     The following discussion provides management’s analysis of the consolidated financial condition and results of operations of Sterling Financial Corporation and its wholly-owned subsidiaries, Bank of Lancaster County, N.A., First National Bank of North East, Bank of Hanover and Trust Company, HOVB Investment Co., T&C Leasing, Inc., Pennbanks Insurance Company, SPC, Church Capital Management, LLC, Bainbridge Securities Inc., StoudtAdvisors, Lancaster Insurance Group, LLC and Sterling Mortgage Services, Inc. (inactive). The consolidated financial statements also include Town & Country Leasing, LLC, Sterling Financial Trust Company and Equipment Finance, LLC, all wholly-owned subsidiaries of Bank of Lancaster County.

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

     The most significant accounting policies followed by Sterling are presented in Note 1 to the consolidated financial statements as included in Sterling’s Annual Report on Form 10-K for the year ending December 31, 2003. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses and the evaluation of goodwill impairment to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

     The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheet. During the third quarter of 2004, management re-evaluated and made certain modifications to its present methodology in establishing its reserve to account for changing risks inherent in its loan portfolio. See the Allowance for Loan Losses section for additional discussion on this matter.

     Goodwill is subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. Sterling tests for impairment based on the goodwill maintained at each defined reporting unit. An independent party using various market valuation methodologies determines a fair value. If the fair values of the reporting units exceed their book values, no write-downs of recorded goodwill are necessary. If the fair value of the reporting unit is less than its book value, an impairment expense may be required to be recorded to write down the related goodwill to the proper carrying value.

     Any material effect on the financial statements related to these critical accounting areas is also discussed in this management discussion and analysis.

Non-GAAP Presentations

     This management discussion and analysis refers to the efficiency ratio and non-interest income as a percent of net interest income and non-interest income that are non-GAAP financial measures that we believe provides readers with important information regarding Sterling’s results of operations. Comparison of Sterling’s efficiency ratio and non-interest income as a percent of net interest income and non-interest income with other companies’ may not be appropriate, as they may calculate their ratios in a different manner.

     The efficiency ratio is computed by dividing non-interest expense, less depreciation on operating leases, by the sum of tax equivalent net interest income and non-interest income, less depreciation on operating leases. Sterling nets the depreciation on operating leases against related income, as it is consistent with utilizing net interest income presentation for comparable finance leases, which nets interest expense against interest income. The efficiency ratio excludes unusual items, including gains/losses on securities activities and interest collected on charged-off loans.

     To be consistent with the efficiency ratio presentation, depreciation on operating leases has been netted against non-interest income in the discussion of non-interest income as a percent of net interest income and non-interest income ratio.

     Sterling, in referring to its net income, is referring to income determined in conformity with U. S. generally accepted accounting principles (GAAP).

RESULTS OF OPERATIONS

Three months ended September 30, 2004 compared to three months ended September 30, 2003

(Dollars in tables are in thousands)

Executive Overview

     Sterling’s net income was $8.500 million for the quarter ended September 30, 2004, an increase of $1.003 million, or 13.4% from the third quarter of 2003. Diluted earnings per share totaled $0.38 for the third quarter 2004 versus $0.35 for the same period in 2003, an increase of 8.6%. Return on average realized equity for the third quarter of 2004 was 15.01%, compared to 15.40% in the third quarter of 2003.

     During the third quarter of 2004, Sterling continued its trend of improving net interest income, from $22.003 million for the third quarter of 2003 to $24.957 million in 2004, a 13.4% increase. The improvement is primarily the result of a shift in the composition of Sterling’s interest earning assets, away from lower yielding federal funds and securities, to higher yielding loans, particularly commercial loans and finance receivables. Additionally, favorable influences in the funding mix contributed to higher levels of net interest income, as higher cost certificate of deposit balances were replaced with non-interest bearing deposits and lower cost money market accounts. The favorable mix in interest earning assets and interest bearing liabilities resulted in an improvement in net interest margin, from 4.59% for the quarter ended September 30, 2003, to 4.84% in 2004.

     The provision for loan losses increased to $2.030 million for the quarter ended September 30, 2004, compared to $872 thousand for the quarter ended September 30, 2003. The increase in provision levels, despite improving asset quality metrics, is a direct result of the growth that Sterling has experienced in its loan portfolio. Further, as a result of the changing composition of the loan portfolio and geographic mix, Sterling reevaluated and made certain modifications to its present methodology for establishing its reserve to account for these changing risks in its loan portfolio.

     Non-interest income, excluding securities gains, was $15.023 million for the quarter ended September 30, 2004, a 21.3% increase over $12.389 million earned in 2003, despite a decline in mortgage banking income and rental income on operating leases of $758 thousand. As anticipated, Sterling’s recent broadening of financial services offered to its customers has resulted in higher fee-based revenues in 2004 compared to 2003. As a result of the acquisition of Church Capital Management LLC, a registered investment advisor, in October 2003, trust and investment management fees increased from $1.258 million for the quarter ended September 30, 2003, to $2.230 million for the quarter ended September 30, 2004. Bainbridge Securities Inc., a NASD registered securities broker/dealer, also acquired by Sterling in October 2003, allowed Sterling to grow its brokerage fees and commissions from $405 thousand for the quarter ended September 30, 2003 to $749 thousand in 2004. StoudtAdvisors, an employee benefit and consulting firm acquired at the end of May 2004, produced significant growth in insurance commissions and fees, which were $2.044 million for the quarter ended September 30, 2004, compared to $80 thousand in 2003. As a result of financial services products offered to customers, Sterling has been able to increase its non-interest income as a percent of total net interest income and non-interest income from 24.1% for the quarter ended September 30, 2003 to 28.1% in 2004.

     Sterling recognized securities gains of $1.025 million in the third quarter of 2004. These gains were primarily the result of the planned liquidation of a portion of Sterling’s large cap financial services company equity positions. The proceeds from the sale of these securities will be used to fund geographic expansion initiatives.

     Non-interest expenses were $27.374 million for the quarter ended September 30, 2004, compared to $23.781 million in 2003, a 15.1% increase. A primary reason for the increase in non-interest expenses is due to new and enhanced financial services products being offered to Sterling’s customers, including brokerage services, registered investment advisor consultation, and employee benefits brokerage and consulting. The affiliates that provide these services had total non-interest expenses of nearly $2.810 million for the quarter ended September 30, 2004, with no similar expenses in 2003. In addition, non-interest expense growth can be attributed to the expansion of our market territory into new geographic regions, including Berks County, Pennsylvania, Carroll County, Maryland, and New Castle County, Delaware. As a result of new markets served and new products offered, increases were noted in virtually every non-interest expense category.

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

     Net interest income is affected by changes in interest rates, volume of interest-bearing assets and liabilities and the composition of those assets and liabilities. The “interest rate spread” and “net interest margin” are two common statistics related to changes in net interest income. The interest rate spread represents the difference between the yields earned on interest-earning assets and the rates paid for interest-bearing liabilities. The net interest margin is defined as the percentage of net interest income to average earning assets. Due to demand deposits and stockholders’ equity, the net interest margin exceeds the interest rate spread, as these funding sources are non-interest bearing.

     Net interest income, on a fully taxable equivalent basis, totaled $26.636 million for the third quarter of 2004 compared to $23.652 million for the same period in 2003, an increase of $2.984 million, or 12.6%. This increase reflects a $134.9 million, or 6.6% increase in the quarterly average balance of interest-earning assets. Margin was increased 25 basis points (b.p.) from 4.59% to 4.84%.

     The increase in interest-earning assets came in the form of loans. The growth in loans exceeded the growth in earning assets, reflecting the funding of a portion of the loan growth with the cash flow from the securities portfolio and overnight federal funds over the past year. Strong growth in the commercial loan and finance receivables portfolios, and to a lesser extent, consumer loans and leases contributed to the increase in total loans. Quarterly average loans increased $231 million, increasing the percentage of loans to interest-earning assets from 71% in 2003 to 77% in 2004. Generally, loans carry a higher yield than alternative interest-earning assets, specifically securities and other investments.

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

     During the third quarter of 2004, Sterling borrowed $34.500 million to provide funding for net loan growth. In addition, during 2003, Sterling leveraged the proceeds of the trust preferred securities issued by borrowing $75.000 million from the Federal Home Loan Bank and initiated the purchase of securities with these funds. These additional borrowed funds were offset by maturities of other FHLB borrowings and the continued pay-downs of third-party borrowings that had been used to fund both finance receivables and operating leases.

     Net interest margin increased to 4.84% from 4.59% resulting from a number of offsetting factors:

•	During the two years from January 2001 to December 2002, the Federal Reserve Bank lowered the federal funds rate twelve times totaling 5.25%. This dramatic decrease in short-term interest rates has resulted in a significant decrease in the cost of funds for Sterling. The rate paid on interest-bearing liabilities declined 11 b.p. from the third quarter of 2003 to 2004.

•	As noted previously, growth in loans exceeded the growth in earning assets, reflecting the funding of a portion of the loan growth with securities portfolio cash flow and overnight fed funds over the past year. Generally, loans carry a higher yield than other interest-earning assets, namely securities and other investments. Thus, this improved mix of earning assets has helped to increase the overall yield on earning assets by 13 b.p. from the third quarter of 2003 to 2004.

•	During the third quarter of 2004, the average rate paid on borrowed funds decreased to 3.64%, compared to 4.38% in the prior year. This decrease is the result of a shift in the mix of borrowed funds, in which a greater concentration is short-term borrowings, and carries a lower effective cost than longer-term debt.

•	During 2004, Sterling expanded the use of off-balance sheet instruments to manage its interest rate risk position by adding $25.000 million of receive fixed, pay floating swaps. Along with the already existing $25.000 million pay fixed, receive floating interest rate swap, this portfolio impacted the margin negatively by approximately 2 b.p. in the third quarter of 2004. This was an improvement over the third quarter of 2003 when the impact from this portfolio was approximately a 5 b.p. reduction in margin.

     The following table summarizes, on a fully taxable equivalent basis, net interest income, and net interest margin for the three months ended September 30, 2004 and 2003 (dollars in thousands):

	Quarter Ended September 30,
	2004			2003
	Average		Annual	Average		Annual
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Federal funds sold	$1,905	$9	0.95%	$16,523	$41	0.95%
Other short-term investments	10,048	11	0.10%	16,962	31	0.56%
Securities:
U.S. Treasury	2,882	26	3.62%	7,227	67	3.66%
U.S. Government agencies	152,814	1,635	4.28%	185,886	2,080	4.46%
State and municipal	236,952	4,213	7.11%	232,124	4,171	7.19%
Other	95,269	1,282	5.38%	137,053	1,840	5.39%

Total securities	487,917	7,156	5.87%	562,290	8,158	5.80%

Loans:
Commercial	917,807	13,986	5.96%	780,085	12,032	6.02%
Consumer	339,144	5,014	5.88%	311,203	4,843	6.17%
Residential mortgages	80,070	1,242	6.20%	101,573	1,770	6.97%
Leases	127,589	2,161	6.74%	106,581	1,941	7.22%
Finance receivables	212,721	7,141	13.43%	147,042	4,990	13.57%

Total loans	1,677,331	29,544	6.96%	1,446,484	25,576	6.98%

Total interest earning assets	2,177,201	36,720	6.68%	2,042,259	33,806	6.55%

Allowance for loan losses	(16,164)			(13,715)
Cash and due from banks	52,207			51,823
Other noninterest earning assets	207,296			177,389

TOTAL ASSETS	$2,420,540			$2,257,756

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW and money market	$611,166	$1,009	0.66%	$571,995	$800	0.56%
Saving deposits	221,488	305	0.55%	209,296	280	0.53%
Time deposits	729,050	5,357	2.92%	738,684	5,909	3.17%
Borrowed funds	286,570	2,624	3.64%	225,612	2,414	4.38%
Subordinated notes payable	56,702	789	5.57%	56,702	751	5.30%

Total interest-bearing liabilities	1,904,976	10,084	2.11%	1,802,289	10,154	2.22%

Demand deposits	246,559			209,308
Other liabilities	36,497			38,543
Stockholders’ equity	232,508			207,616

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,420,540			$2,257,756

Net interest rate spread			4.58%			4.33%
Net interest income (FTE)/ net interest margin		26,636	4.84%		23,652	4.59%
Taxable-equivalent adjustment		(1,679)			(1,649)

Net interest income		$24,957			$22,003

Provision for Loan Losses

     The provision for loan losses increased to $2.030 million for the quarter ended September 30, 2004, compared to $872 thousand for the quarter ended September 30, 2003. The increase in provision levels, despite improving asset quality metrics, is a direct result of the growth that Sterling has experienced in its loan portfolio. Further, as a result of the changing composition of the loan portfolio and geographic mix, Sterling reevaluated and made certain modifications to its present methodology for establishing its reserve to account for these changing risks in its loan portfolio. Sterling’s methodology reflects its entrance into emerging markets with little credit history to this point, as well as its ability to enter into larger credit facilities with customers. The provision for loan losses reflects the amount required to maintain an adequate allowance to meet the present risk characteristics of the loan portfolio.

     See further discussion in the allowance for loan losses section.

Non-interest Income

     Total non-interest income totaled $16.048 million for the three months ended September 30, 2004 compared to $12.735 million in 2003, an increase of 26.0%. The impact of the acquisition of fee-based affiliates was a primary reason for the increase in non-interest income.

     Trust and investment management income was $2.230 million for the third quarter of 2004, an increase of $972 thousand, or 77.3%, over 2003 results. The acquisition of Church Capital Management, a registered investment advisor, in the fourth quarter of 2003, positive effects of new business developments and favorable market conditions as compared to 2003, all contributed to the revenue growth.

     Brokerage fees and commissions totaled $749 thousand for the quarter ended September 30, 2004, compared to $405 thousand for the same period in 2003, resulting in a $344 thousand increase. The acquisition of Bainbridge Securities Inc., a NASD registered broker dealer, in the fourth quarter of 2003 was the primary reason for the increase in revenues.

     Insurance commissions and fees were $2.044 million for the third quarter of 2004, an increase of $1.964 million over the same period in 2003. The acquisition of StoudtAdvisors, an employee benefits consulting and brokerage firm, on May 28, 2004 was the primary reason for the increase.

     Mortgage banking income totaled $567 thousand for the quarter ended September 30, 2004, resulting in a decline of $487 thousand, or 46.2% over 2003 results. Mortgage loan origination volumes have declined during 2004 as a result of less mortgage refinancing business.

     Sterling recognized securities gains in the third quarter of 2004 of $1.025 million. These gains were primarily the result of the planned liquidation of a portion of Sterling’s large cap financial services company equity positions. The proceeds of the sale of these securities will be used to fund geographic expansion initiatives.

Non-interest Expenses

     Non-interest expenses totaled $27.374 million for the quarter ended September 30, 2004 compared to $23.781 million for the same period in 2003, an increase of 15.1%.

     The largest component of non-interest expense is salaries and employee benefits, which totaled $12.531 million for the quarter ended September 30, 2004, a $2.106 million or 20.2% increase over the same period in 2003. The increase is attributable to the following factors:

•	A full quarter’s worth of salaries and employee benefits associated with Sterling’s newest affiliates, Church Capital Management, Bainbridge Securities, and StoudtAdvisors, with no similar expense in the prior year.

•	Increased number of employees, the result of branch expansion including the PennSterling Bank and Delaware Sterling Bank initiatives;

•	Additions to staff required to continue to serve our customers in light of increased transaction volumes; and

•	Normal merit increases to existing employees.

     Net occupancy totaled $1.336 million for the third quarter of 2004, an increase of $127 thousand or 10.5% over the same period in 2003. This increase is a direct result of the overall growth of the corporation including expansion into the emerging markets of Berks County, Pennsylvania; Carroll County, Maryland; and New Castle County, Delaware. Sterling’s newest affiliates have also contributed to the increase in occupancy charges.

     Furniture and equipment charges increased to $1.739 million for the quarter ended September 30, 2004, an increase of $84 thousand, or 5.1%, from the same period in 2003. The steady upward trend in furniture and equipment expense is the result of enhancements to the delivery channels available to deliver products to customers. Additionally, certain equipment charges are based on number of accounts opened and their related transaction volumes. As Sterling’s customer base and geographic market area continues to grow, these types of charges will grow as well.

     Professional services totaled $1.044 million for the quarter ended September 30, 2004 compared to $718 thousand for the same period in 2003, an increase of $326 thousand, or 45.4%. The regulatory climate is becoming increasingly complex as a result of the Sarbanes-Oxley Act of 2002 and the USA Patriot Act. As a result of these complexities, professional service fees have increased, the result of higher compliance costs as well as contracted professional resources to meet the heightened demands of these two pieces of legislation.

     Intangible asset amortization was $522 thousand for the quarter ended September 30, 2004, an increase of $486 thousand over 2003 results. In connection with Sterling’s recent acquisition, several identifiable intangible assets were identified, the most significant of which is customer lists. Included in the third quarter of 2004’s results is a full quarters worth of amortization of intangible assets for Church Capital Management, Bainbridge Securities, and StoudtAdvisors, with no similar charges in 2003. The remainder of the 2004 amortization and the 2003 amortization pertains to branch acquisition goodwill and core deposit intangibles.

     Other non-interest expense totaled $4.324 million for the quarter ended September 30, 2004, compared to $3.876 million in 2003. Expenses in this category consist of marketing, advertising, promotions, postage, lending related expenses, insurance and telephone expenses. The increase in other non-interest expenses is primarily a function of Sterling’s overall growth, which results in higher expenses.

     As a result of Sterling’s investments into new market territories, new products offered to customers, and the acquisition of non-bank affiliates that generally carry higher expense to revenue ratios than bank affiliates, Sterling’s efficiency ratio slipped from 60.0% for the quarter ended September 30, 2003 to 60.7% for the same quarter in 2004. The increase in professional services has also negatively impacted the efficiency ratio, and is a result of contracting third parties to assist Sterling in finalizing its Sarbanes-Oxley Section 404 documentation.

Income Taxes

     Income tax expense for the quarter ended September 30, 2004 was $3.101 million resulting in an effective tax rate of 26.7%, versus 25.7% in 2003. Higher levels of pretax income taxed at the incremental 35% statutory tax rate led to the increase in effective income tax rate.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

Executive Overview

     Sterling’s net income was $24.345 million for the nine months ended September 30, 2004, an increase of $3.279 million, or 15.6% from the same period in 2003. Diluted earnings per share totaled $1.11 for 2004 versus $.99 for 2003, an increase of 12.1%. Return on average realized equity for the nine months ended September 30, 2004 was 15.07%, compared to 14.92% in 2003.

     As a result of the favorable mix in interest earning assets and liabilities, Sterling has been able to improve net interest income, from $63.751 million for the nine months ended September 30, 2003 to $71.244 million in 2004, an 11.8% increase. The improvement is primarily the result of a shift in the composition of Sterling’s interest earning assets, away from lower yielding federal funds and securities, to higher yielding loans, particularly commercial loans and finance receivables. Additionally, favorable influences in the funding mix towards a higher percentage of core deposits to total deposits positively impacted net interest income. Sterling’s net interest margin was 4.76% for the nine months ended September 30, 2004, compared to 4.63% for the same period in 2003.

     The acquisition of Church Capital Management, Bainbridge Securities and StoudtAdvisors favorably impacted non-interest income. For the nine months ended September 30, 2004, total non-interest income, excluding securities gains, was $41.510 million, a $5.986 million, or 16.9%, increase over 2003. The revenue generated from the new services provided more than offset the declines noted in mortgage banking income and rental income on operating leases.

     Securities gains for the nine months ended September 30, 2004 were $2.056 million, a $1.666 million increase over 2003. The increase is the direct result of the investment strategies of exiting insurance industry positions as a result of their demutualization, and gains that were taken upon the liquidation of certain bank stocks to fund geographic expansion efforts.

     Non-interest expenses for the first three quarters of 2004 were $78.265 million, or an increase of $9.837 million, or 14.4%, over 2003. This increase is consistent with the growth that Sterling has experienced, including organic growth within the markets served, expansion of geographic markets, and a wider array of financial services products provided to customers, including brokerage services, registered investment advisor consultation, and employee benefits brokerage and consulting. Intangible asset amortization was $1.070 million for the nine months ended September 30, 2004, compared to $109 thousand in 2003, a direct result of the identifiable intangible assets that resulted from the acquisition of Church Capital Management and StoudtAdvisors.

     A more thorough discussion of Sterling’s results of operations is included in the following pages.

Net Interest Income

     Net interest income, on a fully taxable equivalent basis, totaled $76.293 million for the nine months ended September 30, 2004 compared to $68.574 million for the same period in 2003, an increase of $7.719 million or 11.3%. This increase reflects a $157.9 million or 8.0% increase in the average balance of interest-earning assets. Net interest margin increased 13 b.p. from 4.63% in 2003 to 4.76% in 2004.

     As noted for the third quarter results, the increase in interest-earning assets came in the form of loans. In fact, the growth in loans exceeded the growth in earning assets, reflecting the funding of a portion of the loan growth with the cash flow from the securities portfolio and overnight federal funds over the past year. Generally, loans carry a higher yield than alternative interest-earning assets, namely securities and other investments. The remainder of the growth in loans was funded by the growth in deposits, borrowings and shareholders’ equity.

     Net interest margin increased to 4.76% for the nine months ended September 30, 2004 from 4.63% for the same period in the prior year. The rate paid on interest-bearing liabilities declined 27 b.p. during 2004. At the same time, the rate earned on interest-earning assets declined 12 b.p. The continued improving mix of earning assets in the balance sheet to higher yielding assets, generally loans versus investments and specifically growth in high yielding finance receivables was a primary contributor to the improved margin.

     The following table summarizes, on a fully taxable equivalent basis, net interest income, and net interest margin for the nine months ended September 30, 2004 and 2003:

	Year To Date Ended September 30,
	2004			2003
	Average		Annual	Average		Annual
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Federal funds sold	$5,179	$45	1.03%	$21,735	$187	1.13%
Other short-term investments	9,701	27	0.36%	10,041	50	0.58%
Securities:
U.S. Treasury	4,798	129	3.60%	9,397	302	4.30%
U.S. Government agencies	161,250	5,219	4.32%	174,716	6,188	4.72%
State and municipal	238,809	12,715	7.10%	224,799	12,223	7.25%
Other	103,698	4,161	5.35%	142,915	5,866	5.48%

Total securities	508,555	22,224	5.83%	551,827	24,579	5.94%

Loans:
Commercial	872,524	38,855	5.85%	747,163	35,383	6.24%
Consumer	326,188	14,443	5.91%	300,743	14,660	6.52%
Residential mortgages	82,449	3,906	6.32%	101,386	5,535	7.28%
Leases	122,597	6,315	6.88%	97,527	5,539	7.59%
Finance receivables	194,399	19,722	13.53%	133,224	13,491	13.50%

Total loans	1,598,157	83,241	6.90%	1,380,043	74,608	7.17%

Total interest earning assets	2,121,592	105,537	6.60%	1,963,646	99,424	6.72%

Allowance for loan losses	(15,489)			(13,495)
Cash and due from banks	51,812			52,489
Other non-interest earning assets	201,802			175,750

TOTAL ASSETS	$2,359,717			$2,178,390

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW and money market	$592,902	$2,613	0.59%	$551,775	$2,650	0.64%
Saving deposits	218,806	873	0.53%	203,734	978	0.64%
Time deposits	736,736	16,119	2.92%	749,698	19,033	3.39%
Borrowed funds	254,260	7,333	3.85%	195,592	6,889	4.70%
Subordinated notes payable	56,702	2,306	5.42%	33,420	1,300	4.92%

Total interest-bearing liabilities	1,859,406	29,244	2.10%	1,734,219	30,850	2.37%

Demand deposits	235,050			200,982
Other liabilities	38,146			38,813
Stockholders’ equity	227,115			204,376

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,359,717			$2,178,390

Net interest rate spread			4.50%			4.35%
Net interest income (FTE)/ net interest margin		76,293	4.76%		68,574	4.63%
Taxable-equivalent adjustment		(5,049)			(4,823)

Net interest income		$71,244			$63,751

Provision for Loan Losses

     The provision for loan losses was $3.659 million for the nine months ended September 30, 2004, an increase of $843 thousand from $2.816 million for 2003. The increase in provision levels, despite improving asset quality metrics, is a direct result of the growth that Sterling has experienced in its loan portfolio. Further, as a result of the changing composition of the loan portfolio and geographic mix, Sterling reevaluated and made certain modifications to its present methodology for establishing its reserve to account for these changing risks in its loan portfolio. Sterling’s methodology reflects its entrance into emerging markets with little credit history to this point, as well as its ability to enter into larger credit facilities with customers. The provision for loan losses reflects the amount required to maintain an adequate allowance to meet the present risk characteristics of the loan portfolio.

     See further discussion in the allowance for loan losses section.

Non-interest Income

     Total non-interest income was $43.566 million for the nine months ended September 30, 2004 compared to $35.914 million in 2003, an increase of 21.3%.

     Trust and investment management income was $6.586 million for the first nine months of 2004, an increase of $3.090 million, or 88.4%, over 2003 results. The acquisition of Church Capital Management, a registered investment advisor, in the fourth quarter of 2003, positive effects of new business development and favorable market conditions as compared to 2003, all contributed to the revenue growth.

     Brokerage fees and commissions totaled $2.487 million for the nine months ended September 30, 2004, compared to $828 thousand for the same period last year, resulting in a $1.659 million increase. The acquisition of Bainbridge Securities Inc., in the fourth quarter of 2003 was the primary reason for the increase in revenues. Favorable market conditions have also resulted in increased brokerage volume, as consumers are shifting their investment funds back towards the equity and mutual fund markets.

     Insurance commissions and fees totaled $2.765 million for the nine months ended September 30, 2004, an increase of $2.504 million over 2003 results. The acquisition of StoudtAdvisors in the second quarter of 2004 was the primary factor contributing to the increase.

     Mortgage banking income was $1.605 million for the nine months ended September 30, 2004, a $1.164 million decline as compared to 2003. Mortgage loan origination volumes continue to decline in 2004 as interest rates increase over 2003 levels, which have negatively impacted the mortgage refinancing business.

     During the first nine months of 2004, Sterling recognized securities gains of $2.056 million compared to $390 thousand for the same period in 2003. The increase is the direct result of the investment strategies of exiting insurance industry positions as a result of their demutualization and gains that were taken upon the liquidation of certain bank stocks to fund geographic expansion efforts.

Non-Interest Expenses

     Noninterest expenses totaled $78.265 million for the nine months ended September 30, 2004 compared to $68.428 million for the same period in 2003, an increase of 14.4%.

     The largest component of non-interest expense is salaries and employee benefits, which totaled $34.972 million for the nine months ended September 30, 2004, a $5.961 million or 20.5% increase over the same period in 2003. The increase is attributable to the following factors:

•	A full nine months worth of salaries and benefits associated with Church Capital Management and Bainbridge Securities, with no similar expense in the prior year;

•	Four months worth of salaries and benefits associated with Sterling’s newest affiliate, StoudtAdvisors, with no similar expense in the prior year;

•	Increased number of employees, the result of branch expansion including PennSterling Bank and Delaware Sterling Bank initiatives;

•	Additions to staff required to continue to serve our customers in light of increased transaction volumes; and

•	Normal merit increases to existing employees.

     Net occupancy expense increased to $4.084 million for the nine months ended September 30, 2004, an increase of $412 thousand, or 11.2%, from the same period in 2003. This increase is a direct result of the overall growth of the corporation, including expansion into the emerging markets of Berks County, Pennsylvania; Carroll County, Maryland; and New Castle County, Delaware. The three new affiliates also have office space that contributed to an increase in occupancy charges. Offsetting the increases in areas such as rent expense and utilities was a decrease of approximately

$67 thousand in snow removal due to the extreme weather conditions experienced in the first quarter of 2003 in comparison to 2004.

     Furniture and equipment charges were $5.187 million and $4.728 million for the nine months ended September 30, 2004 and 2003. The steady upward trend in furniture and equipment expense is the result of enhancements to the delivery channels available to deliver products to customers. Additionally, certain equipment charges are based on the number of accounts opened and their transaction volumes. As Sterling’s customer base continues to grow, these types of charges grow as well. The increase in number of branch offices, and renovations made to existing branches also contributed to the increase.

     Professional services totaled $3.126 million for the nine months ended September 30, 2004 compared to $2.334 million for the same period in 2003, an increase of $792 thousand, or 33.9%. The regulatory climate is becoming increasingly complex as a result of the Sarbanes-Oxley Act of 2002 and the USA Patriot Act. As a result of these complexities, professional service fees have increased, the result of higher compliance costs as well as contracted temporary resources to meet the heightened demands of these two pieces of legislation. In addition, professional service expenses have increased as a result of long-term strategic planning efforts, including evaluating potential acquisition strategies and the evaluation of new market territories for bank affiliates.

     Taxes other than income was $1.671 million for the nine months ended September 30, 2004, compared to $1.252 million in 2003. The primary reason for the increase is the acquisition of Church Capital and Bainbridge Securities, which results in additional Pennsylvania capital stock tax. Also contributing to the increase were increases in Pennsylvania bank shares and capital stock tax that has resulted from the higher equity bases at the bank affiliates and Equipment Finance.

     In connection with Sterling’s recent acquisitions, several identifiable intangible assets were identified, the most significant of which is customer lists. Included in 2004’s results is amortization of intangible assets for Church Capital Management and StoudtAdvisors, with no similar charges in 2003. The remainder of the 2004 amortization and the 2003 amortization pertains to branch acquisition goodwill and core deposit intangibles.

     Other non-interest expense totaled $12.429 million for the nine months ended September 30, 2004, compared to $11.293 million in 2003. Expenses in this category consist of marketing, advertising, promotions, postage, lending related expenses, insurance and telephone expenses. The primary increase in other non-interest expenses is a function of Sterling’s overall growth, which results in higher expenses.

     Sterling’s efficiency ratio slipped from 59.6% for the nine months ended September 30, 2003 to 61.3% in 2004. This is the direct result of the intangible asset amortization and expansion into new market territories and its impact on expenses, combined with the acquisition of non-bank affiliates that generally carry higher expense to revenue ratios than bank affiliates.

Income Taxes

     Income tax expense for the nine months ended September 30, 2004 was $8.541 million resulting in an effective tax rate of 26.0%, versus 25.9% in 2003.

FINANCIAL CONDITION

     Total assets at September 30, 2004, totaled $2.452 billion compared to $2.344 billion at December 31, 2003. This represents an increase of $108 million or 4.6% over that period of time.

Securities

     Sterling utilizes investment securities as a primary tool for managing interest rate risk, to generate interest and dividend income and to provide liquidity to the parent company and affiliates. As of September 30, 2004, securities totaled $486.854 million, which represents a 15.5% decrease from the December 31, 2003 balance of $576.005 million. During the first nine months of 2004 the cash flows from investment securities including scheduled maturities and paydowns, were generally used to fund loan growth generated by the company. Proceeds from maturities, sales and calls totaled $111.690 million. Purchases of $24.203 million were completed primarily to meet pledging requirements of our customers.

     Sterling’s securities portfolio includes debt and equity instruments that are subject to varying degrees of credit and market risk. This risk arises from general market conditions, factors impacting specific industries, as well as corporate news that may impact specific issues. Management continuously monitors its debt securities, including routine updating of credit ratings, monitoring market, industry and corporate news, as well as volatility in market prices. Sterling uses various indictors in determining whether a debt security is other-than-temporarily impaired, including whether it is probable that the contractual interest and principal will not be collected in full. One such indicator is credit ratings. As of September 30, 2004, there were no holdings below investment grade.

     In addition to its debt securities, Sterling also maintains an equity security portfolio, comprised of the following:

	September 30, 2004		December 31, 2003
	Adjusted	Fair	Adjusted	Fair
	Cost	Value	Cost	Value
Government agency	$13,337	$13,331	$11,827	$11,827
Government sponsored enterprise	2	4,065	2	3,462
Community banks	2,404	3,221	2,045	2,919
Large cap financial services company stocks	2,391	2,876	6,701	8,722

	$18,134	$23,493	$20,575	$26,930

     The government agency portfolio is maintained in part to meet certain regulatory requirements. Holdings of community bank and financial services industry stocks are maintained for long-term appreciation in these segments of the market. During the first nine months of 2004, Sterling began liquidating a portion of its large cap financial services company stock. The proceeds will be used to fund geographic expansion initiatives.

     Adjusted cost reflects a reserve for other than temporary impairment charges totaling $386 thousand. These charges are recognized when the market value of a specific holding has not exceeded adjusted cost at any time in the prior six months. Sterling recognized no other than temporary impairment charges in the first nine months of 2004.

Loans

     The following table sets forth the composition of Sterling’s loan portfolio, at September 30, 2004 and December 31, 2003:

	September 30,	December 31,
	2004	2003
Commercial and agricultural	$376,174	$321,728
Commercial real estate	502,991	453,456
Financial	20,850	19,488
Real estate-construction	48,795	23,471
Real estate-mortgage	62,977	80,674
Consumer	341,857	316,190
Finance receivables (net of unearned income)	222,236	171,733
Lease financing (net of unearned income)	129,875	109,285

Total	$1,705,755	$1,496,025

     Gross loans outstanding were $1.706 billion at September 30, 2004, a 14.0% increase over the year-end balance of $1.496 billion. Sterling continues to experience strong loan growth that has resulted from an improving local and national economy, particularly in the commercial and finance receivable portfolios. Sterling’s emerging markets, including Berks and Lebanon counties, Pennsylvania; Carroll County, Maryland; and New Castle County, Delaware; have also contributed to the growth in loans receivable.

Allowance for Loan Losses

     Sterling maintains the allowance for loan losses at a level that management believes adequate to absorb potential losses inherent in the loan portfolio and is established through a provision for loan losses charged to earnings. Additionally, when Sterling acquires a company in a purchase business combination, the acquired allowance is combined with Sterling’s existing allowance. Quarterly, Sterling utilizes a defined methodology in assessing the adequacy of the allowance for loan losses. This methodology considers specific credit reviews, past loan loss experience, qualitative factors and other factors that management may deem appropriate. (For a more thorough discussion of the allowance for loan losses methodology, please refer to Sterling’s Annual Report on Form 10-K for the year ended December 31, 2003).

     During the third quarter of 2004, management reevaluated and made certain modifications to its present methodology in establishing its reserve to account for changing risks inherent in its loan portfolio. These modifications included the broadening of allocation percentages related to qualitative factors. The basis for the widening of the allocation factors included the following qualitative factors:

•	Changing composition mix of the loan portfolio, including greater percentages in commercial lending and leasing, and away from more traditional consumer loan types;

•	Expansion of the geographic mix of loans into emerging markets, where Sterling has less experience, as the same degree of seasoned loans in assessing credit quality is not present;

•	Increased reliance on individual loan officers and credit personnel at the bank affiliates to enforce underwriting standards and policy, as decisions continue to be made in the markets served, rather than in a centralized location;

•	Greater instances of unsecured credits and credits secured by current assets, such as accounts receivable and inventory, and less instances of loans fully secured by real estate; and

•	Higher legal lending limits, which has allowed Sterling to enter into larger credit facilities with customers, which management believes carry a higher risk.

     To date, the changing composition of the loan portfolio has not yielded higher delinquency percentages or charge-offs. However, management’s perception is there is an increasing level of losses inherent in the portfolio, and the widening of the qualitative risk allocation percentages was prudent in assessing this risk.

     Management believes this updated methodology accurately reflects losses presently inherent in the portfolio. Management charges actual loan losses to the allowance for loan losses and bases the provision for loan losses on the overall analysis taking the methodology into account.

     The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans as of September 30, 2004 and December 31, 2003:

	September 30,	December 31,
	2004	2003
Nonaccrual loans	$2,004	$3,136
Accruing loans, past due 90 days or more	331	1,513
Restructured loans	—	—

Total non-performing loans	2,335	4,649
Foreclosed assets	210	601

Total non-performing assets	$2,545	$5,250

Ratios:
Non-performing loans to total loans	0.14%	0.31%
Non-performing assets to total assets	0.10%	0.22%
Allowance for loan losses to non-performing loans	711%	315%

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

     As of September 30, 2004, non-performing assets were $2.545 million, a decrease of $2.705 million or 51.5% from December 31, 2003. Two loans previously included in the area of loans past due 90 days or more and still accruing were paid off during the first quarter of 2004. The decline in nonaccrual loans is primarily due to one loan relationship being returned to accrual status, and several smaller loans being paid off in full.

     Potential problem loans are defined as performing loans, which have characteristics that cause management to have serious doubts as to the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as nonperforming loans in the future. Total potential problem loans were approximately $5.836 million at September 30, 2004 as compared to $7.125 million at December 31, 2003. Additionally, outstanding letter of credit commitments totaling approximately $2.409 million could result in potential problem loans, if drawn upon. The majority of these loans are secured by a combination of business assets and/or real estate with acceptable loan-to-value ratios.

     The rollforward of the allowance for loan losses for the nine months ended September 30, 2004 and 2003 was as follows:

	Nine Months Ended
	September 30,
	2004	2003
Balance at January 1	$14,656	$12,953
Provision for loan losses charged to income	3,659	2,816
Reserve on loan commitments transfer to other liabilities	(420)	—
Loans charged-off	(1,573)	(2,418)
Recoveries of loans previously charged off.	283	663

Balance at September 30	$16,605	$14,014

Net charge-offs to average loans outstanding:
Community banking segment	0.09%	0.16%
Leasing segment	0.38%	0.47%
Commercial finance segment	0.00%	0.02%
Total	0.11%	0.17%

     In the third quarter of 2004, Sterling transferred $420 thousand of the allowance for loan losses previously allocated to unfunded loan commitments to other liabilities.

     The allowance for loan losses totals $16.605 million at September 30, 2004, an increase of $1.949 million since December 31, 2003. The allowance represents 0.97% of loans outstanding at September 30, 2004 as compared to 0.98% at December 31, 2003.

     Sterling maintains the allowance for loan losses at a level that management believes adequate to absorb potential losses inherent within the loan portfolio.

Deposits

     Sterling continues to rely heavily on deposit growth as a primary source of funds for lending activities. Total deposits increased $29.419 million or 1.7% in the first nine months of 2004. Sterling has experienced growth in its demand deposit and savings accounts, while seeing a decline in its certificate of deposit portfolio.

     Over the past several years, the banking industry has seen customers migrate their investment funds from the equity market to safer and more liquid investments. Banks have benefited from this shift in consumer preference and have been able to grow the deposit base, particularly in the money-market indexed funds. With the recent improvement in the equity market, Sterling has experienced a slow-down in the deposit growth as compared to the past two years, primarily in the area of time deposits. The decrease in certificates of deposits from December 31, 2003 to September 30, 2004 is due to their reduced attractiveness in a relatively low interest rate environment combined with an improving stock market.

Short-Term Borrowings

     Short-term borrowings are comprised of federal funds purchased, securities sold under repurchase agreements, U.S. Treasury demand notes and borrowings from other financial institutions. As of September 30, 2004, short-term borrowings totaled $84.262 million, an increase of $40.384 million from the December 31, 2003 balance of $43.878 million. The increase in short-term borrowings is attributable to:

•	A shift in Sterling’s overnight federal funds position from selling federal funds to purchasing federal funds, the results of 1) an overall strategy to fund a portion of loan growth over the past year with federal funds; and 2) the development of correspondent bank relationships with a number of community banks who sell their daily federal funds position to Sterling;

•	A $10.0 million variable rate borrowing from a financial institution to provide funding for growth in finance and operating leases; and

•	Short-term borrowing from the Federal Home Loan Bank of $14.0 million.

Long-Term Debt

     Long-term debt consists primarily of advances from the Federal Home Loan Bank and borrowings from other financial institutions to fund Sterling’s growth in its finance and operating lease portfolios. Long-term debt totaled $224.721 million at September 30, 2004, an increase of $28.959 million from the December 31, 2003 balance of $195.762 million. Contributing to the increase was long-term funding obtained to fund loan growth, as well as $5.000 million incurred to fund the acquisition of StoudtAdvisors.

Subordinated Notes Payable

     Sterling Financial Statutory Trusts I and II are special purpose subsidiary trusts that issued trust preferred capital securities. The proceeds from the trust preferred securities were invested in junior subordinated deferrable interest debentures of Sterling, at terms consistent with the trust preferred capital securities.

     There has been no change in the subordinated notes payable balance from December 31, 2003 to September 30, 2004. It is anticipated that additional subordinated notes payable will be issued in the fourth quarter in anticipation of closing the pending acquisition of The Pennsylvania State Banking Company.

Derivative Financial Instruments

     Sterling is a party to derivative instruments in the normal course of business to manage its exposure to fluctuations in interest rates and to meet the financing needs of its customers.

Asset liability management

     Sterling enters into derivative transactions principally to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows. A summary of the interest rate contracts at September 30, 2004 is as follows:

	Notional	Carrying
	Amount	Value
Interest rate swap agreements (pay fixed/receiving floating)	$25,000	$(852)
Interest rate swap agreements (pay floating/received fixed).	25,000	(169)

     Interest rate swaps have been used to hedge cash flow variability related to floating rate assets and liabilities. Gains and losses on derivative instruments reclassified from accumulated other comprehensive income to current-period earnings are included in the line item in which the hedged cash flows are recorded. At September 30, 2004 other comprehensive income included a deferred after-tax loss of $651 thousand versus $942 thousand at December 31, 2003.

     A portion of the amount in other comprehensive income is reclassified from other comprehensive income to the appropriate income statement line item as net settlements occur, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Interest income – commercial loans	$113	$—	$259	$—
Interest expense – borrowed funds	215	239	689	680

     Sterling has entered into an equity put option as a fair value hedge to protect the company from risk that the fair value of its SLM Corporation stock might be adversely impacted by changes in market price. The equity put option is for 30,000 shares of SLM’s stock with a valuation date of May 2006. If, at the valuation date, the stock price is below the reference price ($31.93), the counter-party will pay the difference between the stock’s price on the valuation date and its reference price to Sterling. Sterling paid $170 thousand for this put option. As of September 30, 2004 its fair value was $34 thousand versus $77 thousand at December 31, 2003. This change combined with an additional charge of $8 thousand for an expired put option was charged to other non-interest expense. At September 30, 2004, the trading price of the SLM Corporation stock was $44.60.

Customer Related

     Sterling has entered into interest rate contracts (including interest rate caps and interest rate swap agreements) to facilitate customer transactions and meet their financing needs. This portfolio is actively managed and hedged with offsetting contracts, with identical terms, with third-party counterparties. A summary of the customer related interest rate contracts and offsetting contracts with third-party counterparties at September 30, 2004 is as follows:

		Carrying
	Notional Amount	Value
Interest rate swap agreements (pay fixed/receiving floating)	$7,000	$(69)
Interest rate swap agreements (pay floating/received fixed)	7,000	69
Interest rate caps written	10,000	(17)
Interest rate caps purchased	10,000	17

     Changes in the estimated fair value of customer related contracts and related interest settlements, net of the offsetting counterparty contracts, are recorded in non-interest income. Fees collected from customers for these transactions are recognized over the life of the contract. For the three months and nine months ended September 30, 2004, fees of $4 thousand and $9 thousand are included in other non-interest income, compared to $25 thousand for the three and nine months ended September 30, 2003.

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

Capital

     The management of capital in a regulated financial services industry must properly balance return on equity to shareholders while maintaining sufficient capital levels and related risk-based capital ratios to satisfy regulatory requirements. Additionally, capital management must also consider acquisition opportunities that may exist, and the resulting accounting treatment.

     Sterling’s capital management strategies have been developed to provide attractive rates of return to shareholders, while maintaining its “well-capitalized” position at each of the banking subsidiaries.

     One capital management strategy that Sterling has employed is the use of trust preferred capital securities through its wholly-owned special purpose subsidiary trusts, Sterling Financial Statutory Trust I and II. The proceeds from the preferred securities were invested in junior subordinated deferrable interest debentures of Sterling, at terms consistent with the trust preferred capital securities. Sterling’s treatment of the preferred capital securities is consistent with long-term debt, and the related dividends being presented as interest expense. Sterling’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by Sterling of the Statutory Trusts’ obligations under the preferred capital securities.

     FIN 46 has been the subject of much debate among accounting professionals, regulators, the Financial Accounting Standards Board and the SEC staff. While the primary intention of FIN 46 was to require consolidation of certain “off balance sheet” special purpose affiliates under U. S. generally accepted accounting principles, one consequence was to require deconsolidation of trust subsidiaries used for purposes of issuing trust preferred securities. As a follow-up to FIN 46, the Board of Governors of the Federal Reserve clarified its trust preferred regulation treatment through issuing guidance in 2004, which results in limitations on an institution’s Tier 1 trust preferred capacity for its regulatory capital purposes in 2007. As of September 30, 2004, the preferred capital securities continue to qualify for Tier 1 capital treatment for Sterling.

     Sterling has $55.000 million in trust preferred securities as of September 30, 2004, which has been included as Tier 1 capital in its regulatory capital calculations. Sterling anticipates that upon adoption of the Board of Governors clarified regulatory treatment of trust preferred securities in 2007, it will continue to be well capitalized.

     Earnings retention, which represents net income less dividends declared, is a primary source of additional capital to Sterling. During the first nine months of 2004, Sterling retained $14.274 million, or 59.0%, of its net income. In addition, approximately $7.162 million of capital was generated and used to purchase StoudtAdvisors.

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

     Quantitative measures established by regulation to ensure capital adequacy require Sterling and its banking subsidiaries to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of September 30, 2004 and December 31, 2003, that Sterling and the subsidiary banks met all minimum capital adequacy requirements to which they are subject.

     As of September 30, 2004, the most recent notification from the Federal Deposit Insurance Corporation categorized the banks as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” institutions must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the banks’ category.

     Sterling’s capital ratios as of September 30, 2004 and December 31, 2003, are as follows:

	Actual Capital		Minimum Capital
	Ratio		Requirement
	September 30,	December 31,	Minimum	Well
	2004	2003	Requirement	Capitalized (1)
Total capital to risk weighted assets	12.2%	13.4%	8.0%	10.0%
Tier 1 capital to risk weighted assets	11.3%	12.4%	4.0%	6.0%
Tier 1 capital to average assets	9.8%	10.0%	4.0%	5.0%

(1)	Represents amounts for the banking subsidiaries and not Sterling, as prompt corrective action provisions are not applicable to bank holding companies.

Liquidity

     Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of Sterling, are met.

     Sterling’s funds are available from a variety of sources, including assets that are readily convertible to cash (federal funds sold, short-term investments), securities portfolio, scheduled repayments of loans receivable, core deposit base, short-term borrowing capacity with a number of correspondent banks and the Federal Home Loan Bank, and the ability to package residential mortgage loans originated for sale.

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

     The following table presents significant fixed and determinable contractual obligations by payment date as of September 30, 2004.

		Payments Due In
	Total
	Amount	One Year or	One to	Three to Five	Over Five
	Committed	Less	Three Years	Years	Years
Deposits without a stated maturity	$1,082,133	$1,082,133	$—	$—	$—
Time deposits	725,683	279,350	346,355	95,969	4,009
Federal funds purchased	18,350	18,350	—	—	—
Securities sold under repurchase agreements	5,511	5,511	—	—	—
Interest-bearing demand notes issued to the U.S. Treasury	5,736	5,736	—	—	—
Lines of credit	54,665	54,665	—	—	—
Long-term debt	224,721	48,042	111,341	10,042	55,296
Subordinated notes payable	56,702	—	—	—	56,702
Operating leases	12,769	1,562	2,487	2,000	6,720

	$2,186,270	$1,495,349	$460,183	$108,011	$122,727

     Sterling is a party to derivative instruments in the normal course of business, to assist in asset/liability management and reduce exposure in earnings volatility caused by fluctuations in interest and market conditions and to meet the financing needs of its customers. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of the expected future cash receipts or payments based on market and interest rate conditions as of the balance sheet date. The fair values of the contracts can change daily as market and interest rate conditions fluctuate. These derivative contracts require monthly cash settlement. As the derivative liabilities recorded on the balance sheet do not represent the amounts that will ultimately be paid under the contract, they are not included in the table of contractual obligations discussed above.

     A schedule of significant commitments at September 30, 2004 is as follows:

Commitments to extend credit:
Unused home equity lines of credit	$67,121
Other commitments to extend credit	272,562
Standby letters of credit	81,465

$421,148

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

Interest Rate Risk

     Interest rate risk is the exposure to fluctuations in the corporation’s future earnings (earnings at risk) and value (value at risk) resulting from changes in interest rates. This exposure results from differences between the amounts of interest-earning assets and interest-bearing liabilities that reprice within a specified time period as a result of scheduled maturities and repayment, contractual interest rate changes, or the exercise of explicit or embedded options.

     The primary objective of the corporation’s asset/liability management process is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent and appropriate yet is not essential to the corporation’s profitability. Thus, the goal of interest rate risk management is to maintain a balance between risk and reward such that net interest income is maximized while risk is maintained at a tolerable level.

     Management endeavors to control the exposure to changes in interest rates by understanding, reviewing and making decisions based on its risk position. The corporate asset/liability committee is responsible for these decisions. The corporation primarily uses the securities portfolios and borrowings to manage its interest rate risk position. Additionally, pricing, promotion and product development activities are directed in an effort to emphasize the loan and deposit term or repricing characteristics that best meet current interest rate risk objectives. Finally, the corporation has utilized off-balance sheet instruments to a limited degree to manage its interest rate risk position.

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

     The simulation analysis results are presented in Table 3a. These results indicate that the corporation would expect net interest income to increase over the next twelve months by 2.3% assuming an immediate upward shift in market interest rates of 2.00% and to decrease by 4.5% if rates shifted downward in the same manner. This profile reflects an asset sensitive short-term rate risk position and is within the guidelines set by policy.

     At December 31, 2003, annual net interest income was expected to increase by 3.9% in the upward scenario and to decrease by 5.3% in the downward scenario. The risk position has changed from the prior year-end to a slightly less asset sensitive position primarily due to a decrease in net fed funds purchased position, growth in rate sensitivity deposit accounts and the $25.0 million receive fixed/pay floating interest rate swaps entered into 2004 offset by continued growth in variable commercial loans and extension of certificate of deposit maturities.

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

     The net present value analysis results are presented in Table 3b. These results indicate that the net present value would decrease 1.9% assuming an immediate upward shift in market interest rates of 2.00% and to decrease 1.8% if rates shifted downward in the same manner. The risk position of Sterling is within the guidelines set by policy.

     At December 31, 2003, the analysis indicated that the net present value would be unchanged assuming an immediate upward shift in market rates of 2.00% and to decrease 1.7% if rates shifted downward in the same manner.

Table 3a			Table 3b
Net Interest Income Projections			Present Value of Equity
	% Change in			% Change in
	Net Interest income			Present Value of Equity
Change in	September 30,	December 31,	Change in	September 30,	December 31,
Market Interest Rates	2004	2003	Market Interest Rates	2004	2003
-200	-4.5%	-5.3%	-200	-1.8%	-1.7%
-100	-1.6%	-2.0%	-100	-0.2%	-0.7%
0	0.0%	0.0%	0	0.0%	0.0%
+100	1.2%	2.0%	+100	-0.9%	0.1%
+200	2.3%	3.9%	+200	-1.9%	0.0%

Item 4 – Controls and Procedures

     Disclosure Controls and Procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Sterling’s reports filed or submitted under the Securities Exchange Act of 1934 (“the Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls and Procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Sterling’s reports filed under the Exchange Act is accumulated and communicated to management, including Sterling’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     At the end of the period covered by this quarterly report, Sterling conducted an evaluation of the effectiveness of the design and operation of Sterling’s disclosure controls and procedures, as required by Rule 13a-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of Sterling’s management, including its Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Sterling’s controls and procedures are effective. There have been no changes in Sterling’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

Part II – OTHER INFORMATION

Item 1 – Legal Proceedings

     As of September 30, 2004, there were no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Sterling or its subsidiaries are a party or of which any of their property is the subject.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

     During the second quarter of 2003, Sterling announced that its Board of Directors authorized a plan to purchase, in open market and privately negotiated transactions, up to 1,000,000 shares of its outstanding common stock. This approved repurchase plan, when combined with 42,692 shares remaining to be purchased under Sterling’s repurchase plan announced in February 2001, represents approximately 4.1% of the outstanding shares of Sterling’s common stock. Through September 30, 2004, the cumulative total of acquired shares pursuant to the authorization was 168,750 at an average price of $24.52, reducing the remaining authorized share repurchase balance to 873,972. During the third quarter of 2004, Sterling did not repurchases any of its shares under the repurchase plan.

Item 3 – Defaults Upon Senior Securities

     Not applicable.

Item 4 – Submission of Matters to a Vote of Security Holders

     Not Applicable.

Item 5 – Other Information

     Not applicable.

Item 6 – Exhibits and Reports on Form 8-K

Exhibits — The following is a list of Exhibits required by Item 601 of Regulation S-K and are incorporated by reference herein or attached to this Quarterly Report.

2	Agreement and Plan of Merger between Registrant and The Pennsylvania State Banking Company, dated June 14, 2004. (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K, filed with the Commission on June 22, 2004.)

3(i)	Amended Articles of Incorporation. (Incorporated by reference to Exhibit 3(i) to Registrant’s Current Report on Form 8-K, dated April 30, 2002, filed with the Commission on May 15, 2002.)

3(ii)	Amended Bylaws. (Incorporated by reference to Exhibit 3(ii) to Registrant’s Current Report on Form 8-K, dated and filed with the Commission on April 25, 2000.)

10.1	1996 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.3 of Registration Statement No. 333-28065 on Form S-8, filed with the Commission on May 30, 1997.)

10.2	Dividend Reinvestment and Stock Purchase Plan. (Incorporated by reference to Registrant’s Registration Statement No. 33-55131 on Form S-3, filed with the Commission on August 18, 1994, and as amended by Registrant’s Rule 424(b) prospectus, filed with the Commission on December 23, 1998, and by Amendment No. 1, filed with the Commission on January 16, 2001.)

10.3	Stock Disposition Agreement, dated September 6, 2001, by and between Howard E. Groff, Sr., and Registrant. (Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K, dated September 6, 2001, filed with the Commission on September 26, 2001.)

10.4	1997 Directors Stock Compensation Plan and Policy. (Incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement No. 333-28101 on Form S-8, filed with the Commission on May 30, 1997.)

10.5	Supplemental Executive Retirement Agreement, dated April 22, 2002, between Registrant and John E. Stefan. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated April 30, 2002, filed with the Commission on May 15, 2002.)

10.6	Consulting Agreement and General Release, dated April 22, 2002, between Registrant and John E. Stefan. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated April 30, 2002, filed with the Commission on May 15, 2002.)

10.7	Employment Agreement, dated December 18, 2001, between Registrant, Bank of Lancaster County, N.A. and J. Roger Moyer, Jr. (Incorporated by reference to Exhibit 10.6 to Registrant’s Registration Statement No. 333-75650 on Form S-4, filed with the Commission on January 16, 2002.)

10.8	Employment Agreement, dated July 23, 2002, between Registrant, Bank of Lancaster County, N.A. and Thomas P. Dautrich. (Incorporated by reference to Exhibit 10 to Registrant’s Quarterly Report on 10-Q for the quarter-ended June 30, 2002, filed with the Commission on August 14, 2002.)

10.9	Employment Agreement, dated as of February 28, 2002, between Registrant, Bank of Lancaster County, N.A. and J. Bradley Scovill. (Incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission o March 27, 2002.)

10.10	Change in Control Agreement, dated as of July 27, 2000, between Registrant, Bank of Hanover, and Chad M. Clabaugh. (Incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K, dated December 31, 2002, filed with the Commission on March 27, 2003).

10.11	Employment Agreement, dated as of December 1, 2000, between Registrant, Bank of Lancaster County, N.A., and Gregory S. Lefever. (Incorporated by reference to Exhibit 10.11 to Registrant’s Annual report on Form 10-K for the year ended December 31, 2003, filed with the Commission on March 12, 2004.

11	Statement re: Computation of per Share Earnings – See Note 1, Summary of Significant Accounting Policies, included in this Quarterly Report on Form 10-Q

21	Subsidiaries of Registrant

23(i)	Consent of Ernst & Young LLP. (Incorporated by reference to Exhibit 23.1 to Registrant’s Registration Statement # 333-117921 on Form S-4/A dated August 24, 2004, filed with the Commission on August 24, 2004.

23(ii)	Consent of Shumaker Williams P.C. (Incorporated by reference to Exhibit 5.1 to Registrant’s Registration Statement # 333-117921 on Form S-4/A dated August 24, 2004, filed with the Commission on August 24, 2004.

23(iii)	Consent of Janney Montgomery Scott LLC. (Incorporated by reference to Exhibit 23.4 to Registrant’s Registration Statement # 333-117921 on Form S-4/A dated August 24, 2004, filed with the Commission on August 24, 2004.

23(iv)	Consent of Griffin Financial Group LLC. (Incorporated by reference to Exhibit 23.5 to Registrant’s Registration Statement # 333-117921 on Form S-4/A dated August 23, 2004, filed with the Commission on August 24, 2004.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	— Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	— Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications

32.1	— Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to 906 of the Sarbanes Oxley Act of 2002

32.2	— Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to 906 of the Sarbanes Oxley Act of 2002

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING FINANCIAL CORPORATION

Date: November 8, 2004	By:	/s/ J. Roger Moyer, Jr.

J. Roger Moyer, Jr.
President and Chief Executive
Officer

Date: November 8, 2004	By:	/s/ J. Bradley Scovill

J. Bradley Scovill
Senior Executive Vice President,
Chief Financial Officer and
Treasurer