Form 10-K
period 2004-12-31
STERLING FINANCIAL CORP /PA/
filed 2005-03-30
CIK 811671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION	FORM 10-K
Washington, D. C. 20549
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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
Registrant’s Telephone number, including area code: (717) 581-6030
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12 (g) of the Act:
Common Stock, Par Value $5.00 Per Share
(Title of class)
      Indicated by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 126-2). Yes ☒ No ☐
      The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 2004, was approximately $548,988,000.
      The number of shares of Registrant’s Common Stock outstanding on March 11, 2005 was 23,311,426.
Documents Incorporated by Reference
      Portions of the Registrant’s 2005 Proxy Statement are incorporated by reference into Part III of this report.

Sterling Financial Corporation

Part I
       The management of Sterling Financial Corporation has made forward-looking statements in this Annual Report on Form 10-K. These forward-looking statements may be subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of Sterling Financial Corporation and its wholly-owned subsidiaries, Bank of Lancaster County, N.A., First National Bank of North East, Bank of Hanover and Trust Company, Pennsylvania State Bank, Delaware Sterling Bank & Trust Company, Church Capital Management LLC, Bainbridge Securities, Inc., T & C Leasing, Inc., HOVB Investment Co., StoudtAdvisors, Lancaster Insurance Group, LLC and Sterling Mortgage Services, Inc. (inactive). The consolidated financial statements also include Town & Country Leasing, LLC, Sterling Financial Trust Company, Equipment Finance LLC and Sterling Community Development Corporation, L.L.C., all wholly-owned subsidiaries of Bank of Lancaster County, N.A. When words such as “believes,” “expects,” “anticipates,” “may,” “could,” “should,” “estimates” or similar expressions occur in this annual report, management is making forward-looking statements.
      Shareholders should note that many factors, some of which are discussed elsewhere in this report, could affect the future financial results of Sterling Financial Corporation and its subsidiaries, both individually and collectively, and could cause those results to differ materially from those expressed in this report. These risk factors include the following:

•	Operating, legal and regulatory risks;

•	Economic, political and competitive forces impacting our various lines of business;

•	The risk that our analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful;

•	The possibility that increased demand for Sterling’s financial services and products may not occur;

•	Volatility in interest rates;

•	Integration of our newly acquired affiliates may not occur as quickly or smoothly as anticipated and projected synergies may not occur on the projected timeframe or at all; and

•	Other risks and uncertainties.
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
Item 1 — Business
      Sterling Financial Corporation is a $2.743 billion financial holding company headquartered in Lancaster, Pennsylvania. Through its banking and nonbanking subsidiaries, Sterling provides a full range of banking and financial services to individuals and businesses, through its five business segments: Community Banking and Related Services; Leasing; Commercial Finance; Trust and Investment Services; and Insurance and Related Services.
      Community Banking and Related Services
      The Community Banking and Related Services segment provides financial services to consumers, businesses, financial institutions and governmental units in south central Pennsylvania, northern Maryland and northern Delaware. These services include providing various types of loans to customers, accepting deposits, mortgage banking and other traditional banking services. Parent company and treasury function income is included in the community-banking segment, as the majority of effort of these functions is related to this segment. Major revenue sources include net interest income and service fees on deposit accounts. Expenses include personnel and branch network support charges.

      Our Community Banking and Related Services segment is comprised of our banking affiliates, summarized below (dollars in millions).

	# of
Bank Name	Offices	Markets Served	Loans	Deposits	Assets

Bank of Lancaster County, N.A	36	Lancaster County, PA Chester County, PA Berks County, PA(1) Lebanon County, PA(2)	$1,172	$1,195	$1,558
Bank of Hanover and Trust Company	16	York County, PA Adams County, PA Carroll County, MD	472	555	691
Pennsylvania State Bank	6	Cumberland County, PA Dauphin County, PA	155	156	243
First National Bank of North East	4	Cecil County, MD	71	113	123
Delaware Sterling Bank & Trust Company (chartered January 3, 2005)	1	New Castle County, DE(3)	—	—	—

(1)	Bank of Lancaster County conducts business through its PennSterling Bank division office.

(2)	Bank of Lancaster County conducts business through its two Bank of Lebanon County division offices.

(3)	Bank of Lancaster County conducted business through its Delaware Sterling Bank division office through January 3, 2005.
      In addition to its network of 63 office locations, the Community Banking and Related Services segment delivers its services through alternative delivery channels, including the ATM network, internet and telephone banking.
      The Community Banking and Related Services segment’s geographic market is among the strongest and most stable economies in Pennsylvania, Maryland and Delaware with agriculture, industry and tourism all contributing to the overall strength of the economy. No single sector dominates the region’s economy.
      The affiliate banks are subject to regulation and periodic examination by their regulators, including the Office of the Comptroller of the Currency for the national banks, the Federal Deposit Insurance Corporation and Pennsylvania Department of Banking for the state chartered non-member bank, Bank of Hanover and the Federal Reserve for the state chartered, member bank, Pennsylvania State Bank. The Federal Deposit Insurance Corporation, as provided by law, insures the bank’s deposits.
      At December 31, 2004, the Community Banking and Related Services segment represented approximately 82% of Sterling’s consolidated assets, and contributed approximately 56% of Sterling’s net income for the year ended December 31, 2004.
      Leasing
      The Leasing Segment provides fleet and equipment financing services to commercial businesses. Sterling has two affiliates that comprise the leasing segment, including Town & Country Leasing, LLC, a wholly-owned subsidiary of Bank of Lancaster County, and T & C Leasing, Inc., a direct subsidiary of Sterling.
      The Leasing segment provides fleet management and equipment financing and leasing alternatives to customers headquartered primarily in Pennsylvania and surrounding states. Through its customers’ branch offices, the Leasing segment conducts business in all 50 states.
      At December 31, 2004, the Leasing segment represented approximately 9% of Sterling’s consolidated assets, and contributed approximately 4% of Sterling’s net income for the year ended December 31, 2004. Major revenue sources include net interest income and rental income on operating leases. Expenses include personnel, support and depreciation charges on operating leases.

      Commercial Finance
      Equipment Finance LLC, which was acquired by Sterling in February 2002, represents the sole affiliate within the commercial finance segment. Equipment Finance specializes in financing forestry and land-clearing equipment through more than 150 equipment dealer locations ranging from Maine to Florida.
      At December 31, 2004, the Commercial Finance segment represented approximately 8% of Sterling’s consolidated assets, and contributed approximately 36% of Sterling’s net income for the year ended December 31, 2004. Major revenue sources include net interest income. Expenses include personnel and support charges. Since the acquisition of Equipment Finance in 2002, finance receivables have grown from $81 million to $194 million, and represent one of Sterling’s fastest growing segments.
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
      Prior to October 2003, Sterling Financial Trust Company, a wholly-owned subsidiary of Bank of Lancaster County, and its predecessor wealth management and investment services divisions at Bank of Lancaster County and Bank of Hanover were the only units within this segment. In 2002, the wealth management and investment services divisions of the two banks were combined into the newly created Trust Company to increase revenue generation opportunities, while increasing operating efficiencies.
      In the fourth quarter of 2003, Sterling acquired Church Capital Management LLC and Bainbridge Securities, Inc. These acquisitions result in our ability to offer a wider array of financial services within the Trust and Investment Services segment. Church Capital is a SEC Registered Investment Advisor and Bainbridge Securities is a National Association of Securities Dealers (NASD) broker/ dealer that offers complementary products to the more traditional wealth management services. Sterling expects that these acquisitions will enhance earnings and provide financial product diversification.
      At December 31, 2004, the Trust and Investment Services segment represented approximately 1% of consolidated assets, and contributed approximately 3% of Sterling’s net income for the year ended December 31, 2004. In addition, the Trust and Investment Services segment had assets under management of approximately $1.7 billion. Major revenue sources include management and estate fees and commissions on security transactions. Expenses primarily consist of personnel and support charges, as well as amortization of intangible assets.
      Insurance and Related Services
      Sterling’s affiliates offer insurance and related services to its customers including benefit products and consulting services to medium and large business through Corporate Healthcare Strategies, credit life and disability reinsurance, through Pennbanks Insurance Company, comprehensive personal insurance and coverages through Lancaster Insurance Group, LLC, and Sterling Financial Settlement Services, a settlement and title insurance agency joint venture that it has established with a local realtor agency.
      In May 2004, Sterling strengthened this segment of its business through the acquisition of Corporate Healthcare Strategies, doing business as StoudtAdvisors, located in Lancaster, Pennsylvania. The acquisition of StoudtAdvisors is consistent with Sterling’s philosophy of becoming a diversified financial company. It is anticipated that StoudtAdvisors will be able to bring another product offering to our customer base, allowing us to continue to build on our relationship management model. In addition, effective July 1, 2004, Sterling purchased the remaining fifty percent of Lancaster Insurance Group’s membership interest, and became a wholly-owned subsidiary of Sterling.

      At December 31, 2004, the Insurance and Related Services segment represented less than 1% of consolidated assets, and contributed less than 1% of net income for the year ended December 31, 2004. Although not significant in 2004, it is anticipated that revenues and profits will grow in future periods. Major revenue sources of this segment include commissions on sales of insurance products and consulting fees. Expenses primarily consist of personnel and support charges, as well as amortization of intangible assets.
      For more detailed financial information pertaining to our operating segments, please refer to Note 23 of the Consolidated Financial Statements.
      Sterling’s major sources of operating funds, as a parent company, are dividends received from its subsidiaries and reimbursement of operating expenses from the affiliates. Sterling’s expenses are primarily operating expenses. Dividends that Sterling pays to shareholders are funded, in part, by dividends paid to Sterling by its subsidiaries.
      Sterling and its subsidiaries do not have any portion of their businesses dependent on a single or limited number of customers, the loss of which would have a material adverse effect on their businesses. No substantial portion of their loans or investments are concentrated within a single industry or group of related industries, although a significant amount of loans are secured by real estate located in south central Pennsylvania, and northern Maryland. Loan exposure to the forestry industry is approximately 10% of total loans outstanding. The businesses of Sterling and its subsidiaries are not seasonal in nature.
      The common stock of Sterling is listed on The NASDAQ Stock Market National Market System under the symbol SLFI.
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
Environmental Compliance
      Sterling’s and its subsidiaries’ compliance with federal, state and local environmental protection laws had no material effect on capital expenditures, earnings or their competitive position in 2004, and is not expected to have a material effect on such expenditures, earnings or competitive position in 2005.
Supervision and Regulation
      Bank holding companies and banks operate in a highly regulated environment and are regularly examined by Federal and State regulatory authorities.
      The following discussion highlights various Federal and State laws and regulations and the potential impact of such laws and regulations on Sterling and its subsidiaries.
      To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory or regulatory provisions themselves. Proposals to change laws and regulations are frequently introduced in Congress, the state legislatures, and before the various regulatory agencies. Sterling cannot determine the likelihood or timing of any such proposals or legislation or the impact they may have on Sterling and its subsidiaries. A change in law, regulations or regulatory policy may have a material effect on the business of Sterling and its subsidiaries.

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

Financial Services Modernization Legislation
      In November 1999, the Gramm-Leach-Bliley Act of 1999, or the GLB, was enacted. As a result of GLB, new opportunities became available to financial institution holding companies as it removed the restrictions that resulted from a regulatory framework that had its origin in the Great Depression of the 1930s. In addition, the GLB also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance.
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
      Sterling elected “financial holding company” status in April, 2001 and has utilized the opportunities available under the GLB to expand into a diversified holding company. Sterling acquired First National Bank of North East in June 1999, Bank of Hanover and Trust Company in July 2000, Equipment Finance LLC in February 2002, Church Capital Management LLC and Bainbridge Securities, Inc. in October 2003, Corporate Healthcare Strategies, LLC in May 2004, Lancaster Insurance Group, LLC in June 2004, and Pennsylvania State Bank in December 2004.
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

Sarbanes-Oxley Act of 2002
      On July 30, 2002, the Sarbanes-Oxley Act of 2002 was enacted. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered or that file reports under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act established: (i) new requirements for audit committees, including independence, expertise and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violations of the securities laws. Many of the provisions were effective immediately while other provisions became effective over a period of time and are subject to rulemaking by the SEC and the Public Company Accounting Oversight Board (PCAOB). Because Sterling’s common stock is registered with the SEC, it is subject to this Act.
      Throughout 2002 and 2003, the SEC and the NASDAQ Stock Market issued new regulations affecting our corporate governance and heightening our disclosure requirements. Among the many new changes this year are enhanced proxy statement disclosures on corporate governance, stricter independence requirements for the Board of Directors and its committees, posting of various SEC reports on our website, and documentation, testing and analysis of our internal controls and procedures. The full impact of the Sarbanes-Oxley Act and the increased costs related to Sterling’s compliance are still uncertain and evolving.
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
          Check 21
      The Check Clearing for the 21st Century Act, or “Check 21” as it is commonly known, became effective on October 28, 2004. Check 21 facilitates check collection by creating a new negotiable instrument called a “substitute check” that permits, but does not require, banks to replace original checks with substitute checks or information from the original check and process the check information electronically. Banks that do not use substitute checks must comply with certain notice and recredit rights. Check 21 is expected to cut the time and cost involved in physically transporting paper items and reduce float (i.e., the time between the deposit of a check in a bank and payment), especially in cases in which items were not already being delivered same-day or overnight.
      We cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on our operations.
          Dividends
      Sterling is a legal entity separate and distinct from its subsidiary banks and nonbank subsidiaries. Our revenues, on a parent company only basis, result almost entirely from dividends paid to the corporation by its subsidiaries. Federal and state laws regulate the payment of dividends by our subsidiaries, as outlined in the “Supervision and Regulation — Regulation of the Banks” section below.
      Further, Federal Reserve policy dictates that bank holding companies should pay dividends only out of current earnings. Federal banking regulators also have the authority to prohibit banks and bank holding companies from paying a dividend if they deem such payment to be an unsafe or unsound practice.
          FDIC Insurance
      The subsidiary banks are subject to Federal Deposit Insurance Corporation assessments. The FDIC has adopted a risk-related premium assessment system for both the Bank Insurance Fund for banks and the Savings Association Insurance Fund for savings associations. Under this system, FDIC insurance premiums are assessed based on capital and supervisory measures.
      Under the risk-related premium assessment system, the FDIC, on a semiannual basis, assigns each institution to one of three capital groups, “well capitalized,” “adequately capitalized,” or “undercapitalized,” and further assigns such institution to one of three subgroups within a capital group corresponding to the FDIC’s judgment of its strength based on supervisory evaluations, including examination reports, statistical analysis, and other information relevant to gauging the risk posed by the institution. Only institutions with a total risk-based capital to risk-adjusted assets ratio of 10% or greater, a Tier 1 capital to risk-adjusted assets ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater, are assigned to the well-capitalized group. Sterling and each of its subsidiary banks, at December 31, 2004, qualify as “well capitalized” under these regulatory standards.
          Regulation of Banks
      The operations of our banking subsidiaries are subject to federal and state statutes, and are subject to the regulations of the Office of the Comptroller of the Currency, the Federal Reserve, the FDIC, and the Pennsylvania Department of Banking.

      The Office of the Comptroller of the Currency, the primary supervisory authority over national banks, and the FDIC and Federal Reserve, the primary regulators of the state chartered banks, regularly examines the subsidiary banks in such areas as reserves, loans, investments, management practices, electronic banking and other aspects of operations. These examinations are designed for the protection of the banks’ depositors rather than our shareholders. The subsidiary banks must file quarterly and annual reports with the FDIC and Federal Reserve.
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
          Other
      From time to time, various federal and state legislation is proposed that could result in additional regulation of, and restrictions on, the business of Sterling and its subsidiaries, or otherwise change the business environment. Management cannot predict whether any future legislation will have a material effect on the business of Sterling.
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
Employees
      As of December 31, 2004, Sterling had approximately 1,000 full-time equivalent employees. None of these employees are represented by a collective bargaining agreement, and Sterling believes it enjoys good relations with its personnel. For more detailed information on Sterling Financial Corporation, please visit our website at www.sterlingfi.com. Except as expressly provided to the contrary [in Part III, Item 14 of this Form 10-K], information contained on Sterling’s Internet site is not incorporated by reference into this document. Documents required to be filed with the SEC and posted on Sterling’s website are available on our website as soon as reasonably practical after such material is electronically filed with or furnished to the SEC. They can also be obtained without charge by writing to: Investor Relations, Sterling Financial Corporation, 101 North Pointe Blvd., Lancaster, PA 17601.
Item 2 — Properties
      As of December 31, 2004, Sterling and its affiliates occupy 63 office locations in Lancaster, York, Adams, Lebanon, Berks, Chester, Bucks, Cumberland and Dauphin Counties, Pennsylvania, Cecil and Carroll Counties, Maryland and New Castle County, Delaware. The majority of these offices are utilized by the banking affiliates to service the needs of their retail and business customers. Offices at 34 locations are occupied under leases, and at four locations the affiliate owns the building, but leases the land. The remainder of the locations are owned by one of the bank affiliates.
      In addition to the banking locations, the corporate headquarters, located in Lancaster, Pennsylvania, and operations centers located in East Petersburg, and Hanover, Pennsylvania, are owned by the bank affiliates. A certain amount of space in the Lancaster and East Petersburg buildings are leased to third parties.
      All real estate owned by the subsidiary banks is free and clear of encumbrances. The leases of the subsidiary banks expire intermittently over the years through 2024 and most are subject to one or more renewal options. During 2004, aggregate annual rentals for real estate did not exceed 2% of our operating expenses.
Item 3 — Legal Proceedings
      As of December 31, 2004, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Sterling or its subsidiaries are a party or by which any of their property is the subject.
      We are party to various legal proceedings that arise in the normal course of our business. Although the outcomes of these proceedings cannot be predicted with certainty, management believes that the final outcome of any single proceeding or all proceedings in the aggregate will not have a material adverse effect on Sterling’s consolidated financial position or results of operations.
Item 4 — Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

Part II
Item 5 — Market for the Registrant’s Common Equity and Related Stockholder Matters
      Sterling Financial Corporation’s common stock trades on the NASDAQ Stock Market National Market System under the symbol SLFI. There were 70,000,000 shares of common stock authorized at December 31, 2004, and 23,106,586 shares outstanding. As of December 31, 2004, Sterling had approximately 4,950 shareholders of record. In addition, there were 10,000,000 shares of preferred stock authorized at December 31, 2004, with no shares issued.
      Sterling is restricted as to the amount of dividends that it can pay to shareholders by virtue of the restrictions on the subsidiaries’ ability to pay dividends to Sterling.
      The following table reflects the quarterly high and low prices of Sterling’s common stock for the periods indicated and the cash dividends declared on the common stock for the periods indicated.

	Price Range Per Share
			Per Share
2004	High	Low	Dividend

First Quarter	$25.95	$22.08	$0.150
Second Quarter	29.04	23.11	0.150
Third Quarter	27.44	22.58	0.160
Fourth Quarter	30.50	25.17	0.160

2003

First Quarter	$19.66	$17.38	$0.136
Second Quarter	20.40	18.12	0.136
Third Quarter	23.06	18.80	0.144
Fourth Quarter	23.54	21.02	0.144
      All per share information has been restated for the 5-for-4 stock split, effected in the form of a 25% stock dividend, declared in January 2004 and paid in February 2004.
      In May 2003, Sterling’s Board of Directors authorized the repurchase of up to 1,042,692 shares of its common stock. Shares repurchased are held for reissuance in connection with Sterling’s stock compensation plans and for general corporate purposes. Through December 31, 2004, 873,942 shares remained authorized for repurchase under the plan.
      During the fourth quarter of 2004, Sterling did not repurchase any of its shares under the repurchase plan.

Item 6 — Selected Financial Data

	Years Ended December 31,

(Dollars in thousands, except per share data)	2004(5)	2003(5)	2002(5)	2001	2000

Summaries of Income
Interest income	$137,682	$127,074	$123,591	$115,916	$113,319
Interest expense	40,265	41,156	48,643	57,274	58,501

Net interest income	97,417	85,918	74,948	58,642	54,818
Provision for loan losses	4,438	3,697	2,095	1,217	605

Net interest income after provision for loan losses	92,979	82,221	72,853	57,425	54,213
Non-interest income	59,296	49,721	44,832	43,925	37,508
Non-interest expense	107,086	92,568	85,922	75,172	70,203

Income before income taxes	45,189	39,374	31,763	26,178	21,518
Applicable income taxes	11,860	10,315	7,018	5,844	4,951

Net income	$33,329	$29,059	$24,745	$20,334	$16,567

Financial Condition at Year End
Assets	$2,742,762	$2,343,517	$2,156,928	$1,861,439	$1,726,138
Loans, net	1,888,380	1,481,369	1,283,075	1,087,102	1,021,499
Deposits	2,015,394	1,778,397	1,702,302	1,535,649	1,420,300
Borrowed money	403,973	296,342	217,717	141,378	139,506
Stockholders’ equity	281,944	220,011	196,833	152,111	139,347
Per Common Share Data (3)
Earnings per share — basic	1.53	1.37	1.19	1.04	0.85
Earnings per share — diluted	1.51	1.35	1.18	1.03	0.85
Cash dividends declared	0.62	0.56	0.53	0.50	0.48
Book value	12.07	10.24	9.31	7.78	7.11
Realized book value (2)	11.63	9.60	8.64	7.50	6.98
Weighted average number of common shares:
Basic	21,772	21,224	20,849	19,576	19,601
Diluted	22,121	21,448	21,028	19,656	19,620
Dividend payout ratio (1)	40.5%	40.9%	44.5%	48.1%	56.5%
Profitability Ratios on Earnings
Return on average assets	1.39%	1.33%	1.22%	1.14%	1.02%
Return on average equity	14.24%	14.02%	13.70%	13.74%	12.99%
Return on average realized equity (2)	15.00%	15.10%	14.47%	14.41%	12.36%
Average equity to average assets	9.70%	9.38%	8.87%	8.33%	7.83%
Efficiency ratio (4)	61.34%	59.20%	60.20%	64.50%	63.10%
Selected Asset Quality Ratios
Non-performing loans to total loans	0.24%	0.31%	0.90%	0.80%	0.59%
Net charge-offs to average loans outstanding	0.10%	0.14%	0.08%	0.17%	0.08%
Allowance for loan losses to total loans	0.99%	0.98%	1.00%	1.01%	1.13%
Allowance for loan losses to non-performing loans	417.02%	315.25%	110.62%	125.80%	192.10%

(1)	Dividends per share divided by basic earnings per share.

(2)	Excludes accumulated other comprehensive income (loss).

(3)	All per share information reflects the 5-for-4 stock split, effected in the form of a 25% stock dividend, declared in January 2004 and paid in February 2004.

(4)	Calculated after netting depreciation on operating leases with related rental income.

(5)	Financial information reflects the acquisition of Equipment Finance LLC on February 28, 2002, Church Capital Management LLC and Bainbridge Securities, Inc. on October 15, 2003, Corporate Healthcare Strategies, LLC on May 29, 2004, and Pennsylvania State Bank on December 3, 2004. These acquisitions were accounted for under the purchase method of accounting.

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion provides management’s analysis of the consolidated financial condition and results of operations of Sterling Financial Corporation and its wholly-owned subsidiaries, Bank of Lancaster County, N.A., First National Bank of North East, Bank of Hanover and Trust Company, Pennsylvania State Bank, HOVB Investment Co., T & C Leasing, Inc. (T & C), Pennbanks Insurance Company, SPC, Church Capital Management LLC, Bainbridge Securities, Inc., StoudtAdvisors, Lancaster Insurance Group, LLC and Sterling Mortgage Services, Inc. (inactive). The consolidated financial statements also include Town & Country Leasing, LLC, Sterling Financial Trust Company and Equipment Finance LLC, all wholly-owned subsidiaries of Bank of Lancaster County.
      Management’s discussion and analysis should be read in conjunction with the audited financial statements and footnotes appearing elsewhere in this report and is intended to assist in understanding and evaluating the major changes in the financial condition and results of operations of the company with a primary focus on Sterling’s performance.
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
      With the adoption of SFAS No. 142 on January 1, 2002, Sterling is no longer required to amortize goodwill resulting from business acquisitions. Goodwill is now subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. Sterling tests for impairment based on the goodwill maintained at each defined reporting unit. An independent party using various market valuation methodologies determines the fair value. If the fair values of the reporting units exceed their book values, no write-downs of recorded goodwill are necessary. If the fair value of the reporting unit is less than its book value, an impairment expense may be required to be recorded to write down the related goodwill to the proper carrying value. Sterling completed its annual impairment testing and determined that no impairment write-offs were necessary. No assurance can be given that future impairment tests will not result in a charge to earnings.
      Any material effect on the financial statements related to these critical accounting areas is also discussed in this management discussion and analysis.
Non-GAAP Presentations
      This management’s discussion and analysis refers to the efficiency ratio that is a non-GAAP financial measure that we believe provides readers with important information regarding Sterling’s operational efficiency. Comparison of Sterling’s efficiency ratio with other companies’ may not be appropriate, as they may calculate their efficiency ratio in a different manner. The efficiency ratio is computed by dividing non-interest expense, less depreciation on operating leases, by the sum of tax equivalent net interest income and non-interest income, less depreciation on operating leases. Sterling nets the depreciation on operating leases against related income, as it is consistent with utilizing net interest income presentation for comparable capital leases, which nets interest expense against interest income. The efficiency ratio excludes unusual items, such as gains/losses on securities activities, interest collected on charged-off loans, etc.
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
      During the past several years, the Federal Reserve has been very active in monitoring economic data, and has used interest rates to help stimulate economic growth and control inflation. Starting in 2001 short term interest rates decreased, with sharp reductions in 2001 and more modest reductions in 2002 and 2003. However, in 2004, the Federal Reserve began a measured effort to control inflationary pressures and raised the federal funds rate five times in 25 basis point increments.
      Management recognizes that asset/liability management, including the effect of rate changes on interest earning assets and interest-bearing liabilities, is of critical importance.
RESULTS OF OPERATIONS
      (All dollar amounts presented within tables are in thousands, except per share data.)
Executive Overview
      Sterling’s executive management team and board of directors have identified three performance measurements that they feel are key elements for enhancing shareholder value. These include: 1) increase in earnings per share; 2) return on realized equity; and 3) efficiency ratio.
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
      Despite a low interest rate environment and overall decline in the financial services industry’s net interest margin, Sterling was able to improve its net interest margin, from 4.38% and 4.65% in 2002 and 2003, to 4.83% in 2004. The improvement was primarily the result of a shift in the composition of Sterling’s interest earning assets, away from lower yielding federal funds and securities to higher yielding loans, particularly commercial loans and finance receivables. Net interest income increased to $97,417,000 in 2004, compared to $85,918,000 in 2003 and $74,948,000 in 2002.
      The acquisition of Church Capital, Bainbridge Securities and StoudtAdvisors favorably impacted non-interest income. Total non-interest income, excluding securities gains was $57,225,000, $49,210,000 and $45,292,000 in 2004, 2003 and 2002. The revenue generated from the new services provided more than offset the declines in mortgage banking income and rental income on operating leases. In addition, securities gains (losses) were $2,071,000, $511,000 and $(460,000) in 2004, 2003 and 2002. This increase is the direct result of the investment strategies of exiting insurance industry positions due to their demutualization, and gains that were taken upon the liquidation of certain bank stocks given favorable market conditions. The proceeds of the sale of these securities were used to capitalize Delaware Sterling Bank & Trust Company, a Delaware chartered bank that commenced operations on January 3, 2005.
      As a result of the growth Sterling has experienced in its revenues over the past three years, non-interest expense has also increased to $107,086,000 in 2004, compared to $92,568,000 in 2003 and $85,922,000 in 2002. The increase in revenues that Sterling has experienced can be attributed to our relationship management model, which has resulted in new customer relationships, new financial services products being offered to meet their needs and expansion of our market into new geographic regions. These efforts have resulted in increases in salaries and employee benefits, higher occupancy and equipment charges and other non-interest expenses. Also, intangible asset amortization has increased as a direct result of the identifiable intangible assets that resulted from the acquisitions of Church Capital Management, StoudtAdvisors and Pennsylvania State Bank.
      Sterling’s overall strategy is to enhance growth in existing markets and affiliates, and complement this with new products and services, through the leveraging of existing resources. This has resulted in net income of $33,329,000, or $1.51 per diluted share in 2004, compared to $29,059,000, or $1.35 per diluted share in 2003, and $24,745,000, or $1.18 per diluted share in 2002. This represents an 11.9% increase in diluted earnings per diluted share in 2004, over 2003 results, and a 14.4% increase in 2003 over 2002 results. Returns on average realized equity decreased slightly, to 15.00% in 2004, compared to 15.10% and 14.47% in 2003 and 2002.
      Sterling’s efficiency ratio, which expresses non-interest expenses as a percentage of tax-equivalent net interest income and non-interest income, has slipped to 61.3% in 2004, compared to 59.2% in 2003 and 60.2% in 2002. This is the direct result of intangible asset amortization, expansion into new market territories and its impact on expenses and the acquisition of non-bank affiliates that generally carry higher expense to revenue ratios than bank affiliates.
      A more thorough discussion of Sterling’s results of operations is included in the following pages.
Net Interest Income
      The primary component of Sterling’s revenue is net interest income, which is the difference between interest income and fees on interest-earning assets and interest expense on interest-bearing funds. Earning assets include loans, securities and federal funds sold. Interest-bearing funds include deposits, borrowed funds and subordinated debt. To compare the tax-exempt yields to taxable yields, amounts are adjusted to pretax equivalents based on a 35% federal corporate income tax rate.
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
      Table 1 presents net interest income on a fully taxable equivalent basis, interest rate spread and net interest margin for the years ending December 31, 2004, 2003, and 2002. Table 2 analyzes the changes in net interest income for the periods broken down by their rate and volume components.
      Net interest income, on a tax equivalent basis, totaled $104,123,000 in 2004 compared to $92,394,000 for 2003 and $80,492,000 in 2002 (excluding the interest recovery on a charged-off loan).
      The increase in net interest income of $11,729,000 from 2003 to 2004 reflects both an 8.5% increase in the average balance of interest-earning assets as well as a shift in the mix of interest-earning assets that led to an 18 b.p. increase in net interest margin.
      The increase in interest-earning assets came primarily in the form of loans. In fact, the growth in loans exceeded the growth in earning assets, reflecting the funding of a portion of the loan growth with securities portfolio cash flow and overnight federal funds over the past year. Strong growth in the commercial loan and finance receivable portfolios as well as consumer loans and leases contributed to the increase in total loans. Year-over-year, average loans increased $236,489,000, increasing the percentage of loans to interest-earning assets from 71% in 2003 to 76% in 2004. Generally, loans carry a higher yield than alternative interest-earning assets, primarily securities and other investments.
      The remainder of the growth in loans was funded by growth in deposits, borrowings and shareholders’ equity. Strong growth was experienced in demand and savings deposits while the average balance of time deposits decreased. Over the past year, Sterling experienced a significant volume of maturing certificates of deposits at high interest rates. During that time, current certificates of deposit rates were consciously held at the now lower market levels.
      The increase in short-term borrowings reflects a shift in Sterling’s overnight federal funds position from selling federal funds to purchasing federal funds, in part due to the development of Sterling’s Correspondent Services Group. This Group has established a number of federal funds lines for community bank clients. The increase in borrowed funds reflects borrowings of $78,403,000 in 2004 to provide funding for net loan growth and to replace scheduled maturities and repayments of debt. These borrowings also included $28,909,000 of borrowings acquired with Pennsylvania State Bank. In addition, during 2003, Sterling leveraged the proceeds of trust preferred securities by borrowing $75,000,000 from the Federal Home Loan Bank and purchase securities with these funds. Because these funds were borrowed part way through the year, they partially increased the prior year’s average.
      Net interest margin increased to 4.83% from 4.65% resulting from a number of factors:

•	As noted previously, growth rate in loans has exceeded the growth rate in earning assets, reflecting the funding of a portion of the loan growth with securities portfolio cash flow and overnight federal funds over the past year. Generally, loans carry a higher yield than alternative interest-earning assets, namely securities and other investments. Thus, this improved mix of earning assets has helped to minimize the decrease in the overall yield on earning assets to 3 b.p. from 2003 to 2004.

•	During the two years from January 2001 to December 2002, the Federal Reserve Bank lowered the federal funds rate twelve times totaling 5.25%. While the Fed began to raise the federal funds target rate in 2004, the year-over-year impact of the dramatic decreases in short-term interest rates during this time has continued to result in a decrease in the cost of funds for Sterling. The rate paid on interest-bearing liabilities declined 21 b.p. from 2003 to 2004.

•	During the second quarter of 2004, Sterling expanded the use of off-balance sheet instruments to manage its interest rate risk position by adding $25,000,000 of receive fixed, pay floating swaps. The new swaps, when combined with the existing $25,000,000 pay fixed, receiving floating interest rate swap, negatively impacted the margin by approximately 3 b.p. in 2004, a slight improvement over the 5 b.p. negative impact in 2003.

      The increase in net interest income of $11,902,000 from 2002 to 2003 reflects both an 8.2% increase in the average balance of interest-earning assets as well as a 27 b.p. increase in net interest margin.
      Several factors had an impact on 2003’s results:

•	Improved earning asset mix with strong growth in commercial loans and finance receivables funded in large part by securities portfolio cash flow and overnight federal funds;

•	Growth in lower cost demand and savings deposits;

•	Downward re-pricing of certificates of deposit portfolio;

•	Leveraging of trust preferred proceeds with borrowings of $75,000,000; and

•	Less reliance on third-party borrowings to fund growth in both finance receivables and operating leases.
      Sterling’s ability to continue to improve its net interest margin through enhancing its earning asset mix in a similar manner as that experienced in the past few years will diminish due to the need to maintain the securities portfolio to meet pledging requirements and liquidity needs of its banking affiliates. In addition, while the acquisition of Pennsylvania State Bank will increase the level of earning assets and net interest income, it is expected to have a slightly negative impact on margin. Finally, during 2004, although short-term interest rates increased by more than 100 b.p., long-term rates remained relatively unchanged during this period. The resulting “flattening” of the yield curve is anticipated to have a negative impact on net interest margin.

Table 1 — Distribution of Assets, Liabilities and Stockholders’ Equity Interest Rates and Interest Differential-Tax Equivalent Yields

	Years Ended December 31,

	2004			2003			2002

	Average		Annual	Average		Annual	Average		Annual
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Assets:
Federal funds sold	$8,117	$126	1.55%	$21,281	$232	1.09%	$51,561	$850	1.65%
Other short-term investments	7,425	40	0.53%	8,605	81	0.94%	4,079	49	1.20%
Securities:
U.S. Treasury	4,291	156	3.64%	8,742	366	4.19%	14,542	779	5.36%
U.S. Government agencies	157,347	6,790	4.32%	177,913	8,204	4.61%	158,126	8,823	5.58%
State and Municipal	238,122	16,946	7.12%	226,802	16,364	7.22%	201,552	15,028	7.46%
Other	98,836	5,289	5.35%	138,343	7,553	5.46%	162,685	9,305	5.72%

Total securities	498,596	29,181	5.85%	551,800	32,487	5.89%	536,905	33,935	6.32%

Loans:
Commercial	902,733	51,718	5.73%	762,278	45,779	6.01%	683,497	45,755	6.69%
Consumer	332,478	19,734	5.94%	304,167	19,383	6.37%	284,469	21,149	7.43%
Residential mortgages	79,721	5,002	6.27%	98,347	7,044	7.16%	109,929	8,152	7.42%
Leases	124,949	8,654	6.93%	101,638	7,571	7.45%	83,498	6,906	8.27%
Finance receivables	203,638	29,933	14.70%	140,600	20,973	14.92%	84,513	12,339	14.60%

Total loans	1,643,519	115,041	7.00%	1,407,030	100,750	7.16%	1,245,906	94,301	7.57%

Total interest earning assets	2,157,657	144,388	6.69%	1,988,716	133,550	6.72%	1,838,451	129,135	7.02%

Allowance for loan losses	(16,032)			(13,688)			(12,423)
Cash and due from banks	56,217			55,553			54,057
Other non-interest earning assets	208,090			177,874			156,106

TOTAL ASSETS	$2,405,932			$2,208,455			$2,036,191

Liabilities and Stockholders’ Equity:
Deposits:
Demand deposits	$608,414	$3,947	0.65%	$558,425	$3,461	0.62%	$494,778	$5,038	1.02%
Saving deposits	218,852	1,200	0.55%	205,373	1,262	0.61%	186,403	1,973	1.06%
Time deposits	739,802	21,757	2.94%	746,421	24,720	3.31%	742,198	31,163	4.20%

Total deposits	1,567,068	26,904	1.72%	1,510,219	29,443	1.95%	1,423,379	38,174	2.68%

Borrowings:
Short-term borrowings	63,440	2,055	3.24%	37,924	1,599	4.22%	42,303	1,531	3.62%
Long-term debt	203,094	8,109	3.99%	169,316	8,044	4.75%	151,957	8,044	5.29%
Subordinated notes	57,970	3,197	5.51%	38,861	2,070	5.33%	15,708	894	5.69%

Total borrowings	324,504	13,361	4.12%	246,101	11,713	4.76%	209,968	10,469	4.99%

Total interest-bearing liabilities	1,891,572	40,265	2.13%	1,756,320	41,156	2.34%	1,633,347	48,643	2.98%

Demand deposits	242,147			206,372			186,860
Other liabilities	38,781			38,552			35,355
Stockholders’ equity	233,432			207,211			180,629

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,405,932			$2,208,455			$2,036,191

Net interest rate spread			4.56%			4.38%			4.04%
Net interest income (FTE)/ net interest margin		104,123	4.83%		92,394	4.65%		80,492	4.38%
Interest recovery on charged-off loan		—			—			419

Total net interest (FTE)		104,123			92,394			80,911
Taxable-equivalent adjustment		(6,706)			(6,476)			(5,963)

Net interest income		$97,417			$85,918			$74,948

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

	2004 Versus 2003			2003 Versus 2002
	Due to Changes in			Due to Changes in

	Volume	Rate	Total	Volume	Rate	Total

Interest income:
Federal funds sold	$(144)	$38	$(106)	$(499)	$(119)	$(618)
Other short-term investments	(11)	(30)	(41)	54	(22)	32
Securities:
U.S. Treasury	(186)	(24)	(210)	(311)	(102)	(413)
U.S. Government	(948)	(466)	(1,414)	1,104	(1,723)	(619)
State and political subdivisions	817	(235)	582	1,883	(547)	1,336
Other	(2,157)	(107)	(2,264)	(1,392)	(360)	(1,752)

Total securities	(2,474)	(832)	(3,306)	1,284	(2,732)	(1,448)

Loans:
Commercial	8,435	(2,496)	5,939	5,274	(5,250)	24
Consumer	1,804	(1,453)	351	1,464	(3,230)	(1,766)
Residential mortgages	(1,334)	(708)	(2,042)	(859)	(249)	(1,108)
Leases	1,736	(653)	1,083	1,500	(835)	665
Finance receivables	9,403	(443)	8,960	8,189	445	8,634

Total loans	20,044	(5,753)	14,291	15,568	(9,119)	6,449

Total interest income	17,415	(6,577)	10,838	16,407	(11,992)	4,415

Interest expense:
Deposits:
Demand	310	176	486	648	(2,225)	(1,577)
Savings	83	(145)	(62)	201	(912)	(711)
Time	(219)	(2,744)	(2,963)	177	(6,620)	(6,443)

Total deposits	174	(2,713)	(2,539)	1,026	(9,757)	(8,731)

Borrowings:
Short-term	1,076	(620)	456	(158)	226	68
Long-term debt	1,605	(1,540)	65	919	(919)	—
Subordinated notes	1,018	109	1,127	1,318	(142)	1,176

Total borrowings	3,699	(2,051)	1,648	2,079	(835)	1,244

Total interest expense	3,873	(4,764)	(891)	3,105	(10,592)	(7,487)

Net interest income	$13,542	$(1,813)	$11,729	$13,302	$(1,400)	$11,902

Provision for Loan Losses
      The provision for loan losses was $4,438,000 in 2004, compared to $3,697,000 in 2003 and $2,095,000 in 2002. The increase in provision levels, despite improving asset quality metrics, is a direct result of the growth that Sterling has experienced in its loan portfolio. Further, as a result of the changing composition of the loan portfolio and geographic mix, Sterling reevaluated and made certain modifications to its methodology for establishing its reserve to account for these changing risks in its loan portfolio. Sterling’s methodology reflects its entrance into emerging markets with little credit history to this point, as well as its ability to enter into larger credit facilities with customers. The provision for loan losses reflects the amount required to maintain an adequate allowance to meet the risk characteristics of the loan portfolio.
      See further discussion in “Asset Quality” below.
Non-interest Income
      Consistent with Sterling’s recent strategy of broadening its financial services offered to its customers through the acquisition of fee-based companies and the development of new products, non-interest income continues to show steady increases over the past several years. As a result, Sterling has been able to increase its non-interest income, excluding securities gains/losses, as a percent of total net interest income and non-interest income to 27.1%, 24.4% and 24.6% for the years ended December 31, 2004, 2003 and 2002. This percentage also includes netting depreciation on operating income with related income.
      Details of non-interest income for the years ended December 31, 2004, 2003 and 2002 are as follows:
Table 3 — Non-interest Income

		2004 Versus 2003			2003 Versus 2002

	2004	Amount	%	2003	Amount	%	2002

Trust and investment management income	$9,057	$3,479	62.4%	$5,578	$1,351	32.0%	4,227
Service charges on deposit accounts	6,415	573	9.8%	5,842	243	4.3%	5,599
Other service charges, commissions and fees	3,824	218	6.0%	3,606	43	1.2%	3,563
Brokerage fees and commissions	3,351	1,968	142.3%	1,383	399	40.5%	984
Insurance commissions and fees	4,611	4,288	1,327.6%	323	(191)	(37.2)%	514
Mortgage banking income	1,854	(2,183)	(54.1)%	4,037	934	30.1%	3,103
Rental income on operating leases	24,969	(830)	(3.2)%	25,799	47	.2%	25,752
Other operating income	3,144	502	19.0%	2,642	1,092	70.5%	1,550
Securities gains (losses)	2,071	1,560	305.3%	511	971	(211.1)%	(460)

Total	$59,296	$9,575	19.3%	$49,721	4,889	10.9%	44,832

      Trust and investment management income grew to $9,057,000 in 2004 compared to $5,578,000 and $4,227,000 in 2003 and 2002. The acquisition of Church Capital Management, a registered investment advisor, in the fourth quarter of 2003, positive effects of new business development and favorable market conditions as compared to 2003, all contributed to the revenue growth.
      Service charges on deposit accounts were $6,415,000 for the year ended December 31, 2004, compared to $5,842,000 in 2003, an increase of 9.8%. The 9.8% growth in 2004 exceeded the 4.3% growth in 2003. Sterling has been able to increase its service charges on deposit accounts primarily as a result of the increased number of deposit accounts. In the fourth quarter of 2004, a new overdraft protection program was introduced to customers electing to take advantage of this product. As a result, we anticipate service charges on deposit accounts will continue to grow, as a full year of the overdraft protection program is in place.
      Brokerage fees and commissions totaled $3,351,000 for the year ended December 31, 2004, up from $1,383,000, in 2003 and $984,000 in 2002. The acquisition of Bainbridge Securities, Inc., a broker/ dealer, in the fourth quarter of 2003 was the primary reason for the increase in revenues. In addition to the expansion of services available to Sterling’s customers, the acquisition of Bainbridge enables Sterling to now handle brokerage transactions without having to use outside, third party sources. Favorable market conditions have also resulted in increased brokerage volume, as certain consumers are shifting their investment funds back towards the equity and mutual fund markets.
      Insurance commissions and fees were $4,611,000, $323,000 and $514,000 in 2004, 2003 and 2002. The acquisition of Corporate Healthcare Strategies in the second quarter of 2004 and the acquisition of the remaining interest of Lancaster Insurance Group in the third quarter of 2004 were the primary factors contributing to the increase. These acquisitions were consistent with Sterling’s philosophy of building a comprehensive financial services organization, and as a result, management believes it has enhanced its ability to deliver benefit solutions to its individual and business customers.
      Mortgage banking income was $1,854,000 in 2004, down 54.1% from $4,037,000 in 2003 and $3,103,000 in 2002. The decrease in mortgage banking revenue in 2004 compared to 2003 is the result of lower production and sales volume arising from a generally higher interest rate environment in 2004 and the resulting reduction in refinancing activities. Conversely, the higher revenues in 2003 compared to 2002, was the result of 40-year lows in interest rates, which generated an active housing market as well as increases in refinancings.
      Rental income on operating leases was $24,969,000 in 2004 compared to $25,799,000 in 2003, a decrease of $830,000 or 3.2%. This follows a slight increase of 0.2% in 2003. The lack of growth in rental income is primarily due to customers entering into more traditional financing arrangements such as commercial loans and finance leases, given the favorable tax treatment related to the depreciation of the assets leased/purchased.
      Securities gains and losses, all from the available-for-sale portfolio, are summarized as follows:

	Years Ended December 31,

	2004	2003	2002

Debt securities:
Gains	$177	$468	$706
Losses	(115)	(153)	(766)

	62	315	(60)

Equity securities:
Gains	2,009	379	814
Losses	—	(183)	(1,214)

	2,009	196	(400)

Total	$2,071	$511	$(460)

      Gains and losses on debt securities are realized as part of ongoing investment portfolio and balance sheet management strategies. In 2004, Sterling experienced net gains on the debt security portfolio of $62,000 versus net gains of $315,000 in 2003 and net losses of $60,000 in 2002.
      Equity security gains and losses are generated primarily through Sterling’s equity portfolio of financial institution sector stocks. Net securities gains on equities were $2,009,000 for the year ended December 31, 2004 versus securities gains of $196,000 in 2003 and net losses of $400,000 in 2002. Gains are taken as the result of ongoing asset liability management strategies and capitalizing on appreciated values on certain equity security portfolio positions. In 2004, the proceeds from the sales of certain equity securities were used to capitalize Delaware Sterling Bank & Trust Company, a wholly-owned subsidiary of Sterling that commenced operations on January 3, 2005.
      During 2004, Sterling took no other than temporary impairment charges on the financial institution portfolio versus $130,000 and $1,160,000 in 2003 and 2002.
Non-interest Expense
      Total non-interest expenses were $107,086,000 for the year ended December 31, 2004, an increase of $14,518,000, or 15.7%, over $92,568,000 in 2003. This followed a $6,646,000, or 7.7%, increase in 2003 over 2002’s non-interest expenses of $85,922,000.
      In general terms, the increases experienced by Sterling are largely attributable to the acquisitions completed during this time period. Consistent with the accounting rules surrounding purchase accounting, expenses are included in Sterling’s results of operations after the acquisition is completed. As such, expenses related to Church Capital and Bainbridge are included from October 2003 forward, expenses of Corporate Healthcare Strategies are included from June 2004 and forward, and Sterling’s most recent acquisition, Pennsylvania State Bank, is included from December 3, 2004 and forward.
      A more thorough discussion of non-interest expense follows:
Table 4 — Non-interest Expense

					2003 Versus
		2004 Versus 2003			2002

	2004	Amount	%	2003	Amount	%	2002

Salaries and employee benefits	$48,201	$8,767	22.2%	$39,434	$2,574	7.0%	$36,860
Net occupancy	5,445	519	10.5%	4,926	717	17.0%	4,209
Furniture & equipment	7,016	597	9.3%	6,419	634	11.0%	5,785
Professional services	4,410	1,256	39.8%	3,154	309	10.9%	2,845
Depreciation on operating lease assets	21,084	(354)	(1.7)%	21,438	536	2.6%	20,902
Taxes other than income	2,237	581	35.1%	1,656	214	14.8%	1,442
Intangible asset amortization	1,650	1,414	599.2%	236	69	41.3%	167
Other	17,043	1,738	11.4%	15,305	1,593	11.6%	13,712

Total	$107,086	$14,518	15.7%	$92,568	$6,646	7.7%	$85,922

      The largest component of non-interest expense is salaries and employee benefits, which totaled $48,201,000 for the year ended December 31, 2004, an $8,767,000 or 22.2% increase over 2003, after increasing $2,574,000 or 7.0% in 2003. The increase is attributable to the following factors:

•	A full year of salaries and benefits associated with Church Capital Management and Bainbridge Securities in 2004 as compared to two and one-half months in 2003, with no similar expenses in 2002;

•	Seven months of salaries and benefits associated with Corporate Healthcare Strategies and approximately one month of salaries and benefits associated with Pennsylvania State Bank with no similar expense in the prior years;

•	Increased number of employees, the result of office expansion including PennSterling Bank and Delaware Sterling Bank & Trust Company initiatives, and expansion in Carroll County, Maryland;

•	Additions to staff required to continue to serve our customers in light of increased transaction volumes;

•	Increased healthcare costs that has resulted from a growing employee base, as well as nationwide trends of increasing employee benefits costs; and

•	Normal merit increases to existing employees.
      Net occupancy expense increased to $5,445,000 in 2004, up from $4,926,000 in 2003 and $4,209,000 in 2002. This increase is a direct result of the overall growth of the company, including expansion into the emerging markets of Berks County, Pennsylvania; Carroll County, Maryland; and New Castle County, Delaware. In addition, renovations were made to existing locations, which resulted in additional occupancy changes. Sterling’s new affiliates have office space that also contributed to an increase in occupancy charges.
      Furniture and equipment charges were $7,016,000, $6,419,000 and $5,785,000 in 2004, 2003 and 2002. The steady upward trend in furniture and equipment expense is the result of enhancements to the channels available to deliver products and services to customers. Additionally, certain equipment charges are based on the number of accounts opened and their transaction volumes. As Sterling’s customer base continues to grow, these types of charges grow as well. The increase in number of office locations, as well as renovations made to existing offices also contributed to the increase.
      Professional services totaled $4,410,000 for the year ended December 31, 2004 compared to $3,154,000 in 2003, and $2,845,000 in 2002. The regulatory climate is becoming increasingly complex; most significantly, as the result of the Sarbanes-Oxley Act of 2002. Due to these complexities, professional service fees have increased, resulting in higher compliance costs as well as contracted temporary resources necessary to meet the heightened demands and timelines of this piece of legislation. In addition, professional service expenses have increased as a result of long-term strategic planning efforts, including evaluating potential acquisition targets, the evaluation of new market territories for bank affiliates, and contracted labor to assist in integration of the new affiliates into Sterling’s systems and processes.
      Taxes other than income were $2,237,000 for the year ended December 31, 2004, an increase from $1,656,000, or 35.1%, in 2003 and $1,442,000 in 2002. Taxes other than income consist primarily of taxes based on shareholders’ equity. As a result of the growing equity base of Sterling’s affiliates, including the bank affiliates, combined with the acquisition of companies subject to similar taxes, the taxes other than income expense has increased over the past several years.
      In connection with Sterling’s recent acquisitions, several identifiable intangible assets were acquired, the most significant of which is customer lists and core deposit intangibles. The increase is the direct result of the timing of the acquisitions. Included in 2004 is a full year of intangible amortization for Church Capital, as opposed to two and one half months in the prior year. Also included in 2004 totals are seven months of amortization for Corporate Healthcare Strategies and one month of Pennsylvania State Bank’s intangible assets. Management anticipates amortization expense will increase, as a full year worth of amortization will be included in future results. See further discussion in Note 9 to the consolidated financial statements.
      Other non-interest expense totaled $17,043,000 in 2004, compared to $15,305,000 in 2003 and $13,712,000 in 2002. Expenses in this category consist of marketing, advertising, promotions, postage, lending related expenses, insurance and telephone expenses. The primary increase in other non-interest expenses is a function of Sterling’s overall growth, which results in higher expenses.
      Operating expense levels are often measured by the efficiency ratio, which expresses non-interest expense, excluding merger related and restructuring charges, as a percentage of tax-equivalent net interest income and other income. In calculating its efficiency ratio, Sterling nets depreciation on operating leases with the related rental income to more consistently present operating results with the banking industry.
      Sterling’s efficiency ratio slipped to 61.3% for the year ended December 31, 2004 from 59.2% in 2003 and 60.2% in 2002. This is the direct result of the intangible asset amortization and expansion into new market territories and its impact on expenses, combined with the acquisition of non-bank affiliates that generally carry higher expense to revenue ratios than bank affiliates.

Income Taxes
      Sterling recognized income taxes of $11,860,000, $10,315,000 and $7,018,000 for the years ended December 31, 2004, 2003 and 2002. The increase in income tax expense is consistent with the higher levels of pre-tax income.
      A more meaningful comparison is the effective tax rate, a measurement of income tax expense as a percent of pre-tax income, which was 26.3%, 26.2% and 22.1% for the years ended December 31, 2004, 2003 and 2002. Sterling’s effective tax rate is less than the 35% federal statutory rate, primarily due to tax-exempt loan and security income and tax credits associated with low-income housing projects, offset by certain non-deductible expenses and state income taxes.
      The 2002 effective tax rate of 22.1% was favorably influenced by converting Town & Country Leasing, a C-Corporation at the time, to a single member limited liability company on July 1, 2002. Due to the conversion, Sterling reversed a $1,200,000 deferred state tax liability, which lowered its income tax expense. Excluding the $1,200,000 reversal, 2002’s effective tax rate would have been approximately 25.9%.

FINANCIAL CONDITION
      Average assets were $2,405,932,000 in 2004, representing 8.9% growth compared to 2003’s average assets of $2,208,455,000. The growth experienced in 2004 was consistent with the 8.5% growth in average assets in 2003. Sterling’s loan growth was 16.8% in 2004 and 12.9% in 2003, which outpaced total asset growth.

      As part of an overall strategy to increase the return on equity of the corporation, the remaining growth in assets and more specifically loans, was funded by growth in average deposits, and supplemented with a reduction in the average level of federal funds sold and the cash flows from the investment securities portfolio.
      Average deposits were $1,809,215,000 for the year ended December 31, 2004, which represent 3.8% growth over 2003 average deposits of $1,716,591,000. In order to meet the funding needs of the strong loan growth, average borrowings increased from $246,101,000 for the year ended December 31, 2003 to $324,504,000 in 2004. A more thorough discussion of asset and liabilities follows.

Securities
      Sterling utilizes investment securities as a primary tool for managing interest rate risk, to generate interest and dividend income and to provide liquidity to the parent company and affiliates. As of December 31, 2004, securities totaled $501,671,000, which represents a decrease of $74,334,000 or 12.9% from the December 31, 2003 balance of $576,005,000. In addition, $33,075,000 was acquired in connection with the purchase of Pennsylvania State Bank. During 2004, as with the prior year, the cash flows from investment securities were generally used to fund loan growth generated by the company. Proceeds from maturities, sales and calls totaled $131,701,000. Purchases of $28,931,000 were completed primarily to meet pledging requirements.
      This activity most significantly decreased holdings of agency and corporate securities. This was a result of a number of factors, including the generally low interest rate environment, a continued effort to reduce the credit risk associated with corporate securities and a need to maintain a sufficient level of securities that are qualified to serve as collateral for public fund and other deposits requiring pledged securities.
      In addition to the cash flow activity noted above, the decrease in the portfolio reflects a change in the balance of unrealized gains on securities available-for-sale. At December 31, 2004, the securities balance included net unrealized gains on available-for-sale securities of $16,686,000 versus net unrealized gains of $22,747,000 at December 31, 2003. The decrease in unrealized gains resulted from higher interest rates at year-end 2004 versus year-end 2003. Higher interest rates generally decrease the value of debt securities.
      Sterling’s securities portfolio includes debt and equity instruments that are subject to varying degrees of credit and market risk. This risk arises from general market conditions, factors impacting specific industries, as well as corporate news that may impact specific issues. Management continuously monitors its debt securities, including routine updating of credit ratings, monitoring market, industry and corporate news, as well as volatility in market prices. Sterling uses various indicators in determining whether a debt security is other-than-temporary-impaired, including whether it is probable that the contractual interest and principal will not be collected in full. One such indicator is credit ratings. As of December 31, 2004, there were no holdings below investment grade.
Table 5 — Investment Securities
      The following table shows the amortized cost of the held-to-maturity securities owned by Sterling as of the dates indicated. Securities are stated at cost adjusted for amortization of premiums and accretion of discounts.

	December 31,

	2004	2003	2002

U.S. Government agencies	$105	$—	$—
State and political subdivisions	20,426	23,320	27,123
Mortgage-backed securities	87	172	450
Corporate securities	620	622	1,126

Subtotal	21,238	24,114	28,699
Non-marketable equity securities	12,914	11,842	7,897

Total	$34,152	$35,956	$36,596

      Included in held-to-maturity equity securities is Federal Reserve Bank stock, Federal Home Loan Bank of Pittsburgh stock, and Atlantic Central Bankers Bank stock.
      The following table shows the amortized cost and fair value of the available-for-sale securities owned as of the dates indicated.

	December 31,

	2004		2003		2002

	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

U.S. Treasury securities	$2,739	$2,789	$6,923	$7,099	$11,825	$12,176
U.S. Government agencies	129,910	127,502	166,436	165,529	106,792	110,024
State and political subdivisions	221,023	230,740	217,256	228,271	191,383	200,497
Mortgage-backed securities	27,742	28,328	22,814	23,669	74,317	76,603
Corporate securities	64,833	66,850	95,125	100,378	135,270	140,535

Subtotal	446,247	456,209	508,554	524,946	519,587	539,835
Equity securities	4,586	11,310	8,748	15,103	8,414	11,861

Total	$450,833	$467,519	$517,302	$540,049	$528,001	$551,696

      All mortgage-backed securities are those of U.S. Government agencies.
      The available-for-sale equity securities are comprised of the following:

	December 31,

	2004		2003		2002

	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

Government sponsored enterprise stock	$2	$4,910	$2	$3,462	$2	$3,196
Community bank stocks	1,969	3,054	2,045	2,919	1,697	1,924
Large cap financial services company stocks	2,615	3,346	6,701	8,722	6,715	6,741

Total	$4,586	$11,310	$8,748	$15,103	$8,414	$11,861

      These holdings are maintained for long-term appreciation in these segments of the market.
      As of December 31, 2004, amortized cost reflects a write-down for other than temporary impairment charges totaling $330,000. These charges were recognized when the market value of a specific holding had not exceeded cost at any time in the prior six months.
      Sterling recognized other than temporary impairment charges of $0, $130,000 and $1,160,000 for the years ended December 31, 2004, 2003 and 2002.

Table 6 — Investment Securities (Yields)
      The following table shows the maturities of held-to-maturity debt securities at amortized cost as of December 31, 2004, and approximate weighted average yields of such securities. Yields on state and political subdivision securities are shown on a tax equivalent basis, assuming a 35% federal income tax rate.

			Over 1 thru 5		Over 5 thru 10
	1 Year and Less		Years		Years		Over 10 Years		Total

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury securities	$105	2.00%	$—	—%	$—	—%	$—	—%	$105	2.00%
State and political subdivisions	1,785	7.49%	14,394	7.34%	3,652	7.00%	595	8.95%	20,426	7.34%
Mortgage-backed securities	—	—%	49	6.92%	22	9.02%	16	3.96%	87	6.91%
Corporate securities	115	2.00%	—	—%	—	—%	505	9.40%	620	8.03%

	$2,005	6.88%	$14,443	7.34%	$3,674	7.01%	$1,116	9.08%	$21,238	7.33%

      The following table shows the maturities of available-for-sale debt securities at fair value as of December 31, 2004, and approximate weighted average yields of such securities. Yields on state and political subdivision securities are shown on a tax equivalent basis assuming a 35% federal income tax rate.

			Over 1 thru 5		Over 5 thru 10
	1 Year and Less		Years		Years		Over 10 Years		Total

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury securities	$1,929	3.18%	$860	5.00%	$—	—%	$—	—%	$2,789	3.66%
U.S. Government agencies	10,297	5.35%	42,409	3.98%	74,796	3.96%	—	—%	127,502	4.15%
State and political subdivisions	6,112	5.33%	19,808	6.43%	65,787	6.71%	139,033	6.88%	230,740	6.47%
Mortgage-backed securities	22	6.04%	6,177	4.61%	5,046	4.35%	17,083	5.51%	28,328	5.00%
Corporate securities	23,024	6.18%	42,519	5.59%	1,305	7.39%	2	2.45%	66,850	5.65%

	$41,384	5.63%	$111,773	4.94%	$146,934	5.14%	$156,118	6.47%	$456,209	5.59%

      There is no issuer of securities in which the aggregate book value of that issuer, other than securities of the U.S. Treasury and U.S. Government agencies, exceeds 10% of stockholders’ equity.
Loans
      As of December 31, 2004, loans outstanding totaled $1,907,271,000, an increase of $411,246,000, or 27.5%, over 2003’s balance of $1,496,025,000. Excluding the loans acquired in connection with the Pennsylvania State Bank acquisition of $154,535,000, loans increased by 17.2%. Over the past five years, Sterling has been able to generate loan growth through acquisition of companies, including Pennsylvania State Bank in December 2004, and Equipment Finance LLC in February 2002, and through entrance into new markets, including Berks County, Pennsylvania, Carroll County, Maryland, and New Castle County, Delaware. In addition, the improvement in the local and national economies and our relationship management model has led to organic growth within the existing franchises. A more thorough discussion follows.
      Commercial and agricultural and commercial real estate loans have increased from $775,184,000 at December 31, 2003 to $1,010,017,000 at December 31, 2004, an increase of 30.3%. Pennsylvania State Bank, which focuses on commercial relationships, brought $116,213,000 of loans to Sterling, representing nearly half the increase. Additional growth has come from Sterling’s emerging markets and the improvement in the economy has allowed our customers to fund capital expenditures. The hiring of additional experienced commercial lenders also contributed to the growth.

      In the latter half of 2002, Sterling introduced Correspondent Services Group to serve the needs of financial institutions in the Mid-Atlantic region. As a result of the introduction of correspondent services, we have seen the loans to financial institutions grow to $25,790,000 at December 31, 2004, as compared to $19,488,000 in 2003 and $4,700,000 in 2002.
      Despite the low interest rate environment experienced over the last several years, a significant amount of the new loan origination volume has been sold on the secondary market, in connection with our corporate wide asset liability management. As a result of the strong demand in other loan categories, Sterling has allowed the mortgage loan portfolio to run-off over the past few years.
      Consumer loans have also benefited from the low interest rate environment and have experienced strong growth in the past three years. In addition, targeted advertising campaigns to certain consumer segments have promoted home equity products.
      The specialty lenders, including Equipment Finance and Town & Country Leasing, have continued their momentum of growing finance receivables and finance leases, achieving 30.3% growth in 2004. A primary reason for Equipment Finance’s decision to join Sterling was the funding that Sterling could provide in order to increase its market share. Since Sterling’s acquisition in February 2002, Equipment Finance has been able to capture new business and increase its finance receivables outstanding.
      Town & Country Leasing’s additions to the sales force have led to new business opportunities, and similar to the growth in commercial loans, customers have made capital expenditures to benefit from the low interest rate environment. A portion of the growth experienced in lease financing receivables is the result of certain customers, who in the past would prefer an operating lease, now favoring finance leases to capitalize on bonus accelerated tax depreciation.
Table 7 — Loan Portfolio
      The following table sets forth the composition of Sterling’s loan portfolio as of the dates indicated:

	December 31,

	2004	2003	2002	2001	2000

Commercial and agricultural	$494,760	$321,728	$284,462	$271,348	$250,483
Commercial real estate	515,257	453,456	399,818	326,826	272,230
Financial	25,790	19,488	4,700	—	—
Real estate-construction	61,591	23,471	19,504	19,710	9,665
Real estate-mortgage	78,694	80,674	102,891	117,293	142,534
Consumer	364,991	316,190	284,016	279,139	279,645
Finance receivables (net of unearned income)	236,617	171,733	115,200	—	—
Lease financing (net of unearned income)	129,571	109,285	85,437	83,857	78,658

Total	$1,907,271	$1,496,025	$1,296,028	$1,098,173	$1,033,215

Table 8 — Loan Maturity and Interest Sensitivity
      The following table sets forth the maturity of the commercial loan portfolio as of December 31, 2004.

		After One
	Within	but Within	After Five
	One Year	Five Years	Years	Total

Commercial and agricultural, financial and commercial real estate	$237,672	$197,901	$600,234	$1,035,807
Real estate-construction	29,165	20,513	11,914	61,592

	$266,837	$218,414	$612,148	$1,097,399

      Loans subject to annual renewal provisions are included in the within one year category in the table above.
      Commercial loans due after one year totaling $273,841,000 have variable interest rates, while $306,810,000 have a fixed rate of interest for a period of time, and then convert to another interest rate. The remaining $249,911,000 in commercial loans have fixed rates.
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
Table 9 — Nonaccrual, Past Due and Restructured Loans
      The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans:

	December 31,

	2004	2003	2002	2001	2000

Nonaccrual loans	$3,474	$3,136	$10,643	$6,707	$3,102
Accruing loans, past due 90 days or more	875	1,513	545	1,562	1,145
Restructured loans	181	—	521	531	1,851

Total non-performing loans	4,530	4,649	11,709	8,800	6,098
Foreclosed assets	80	601	293	74	469

Total non-performing assets	$4,610	$5,250	$12,002	$8,874	$6,567

Nonaccrual loans:
Interest income that would have been recorded under original terms	$178	$433	$458	$429	$196
Interest income recorded	—	—	—	—	—
Ratios:
Non-performing loans to total loans	0.24%	0.31%	0.90%	0.80%	0.59%
Non-performing assets to total loans and foreclosed assets	0.24%	0.35%	0.93%	0.81%	0.64%
Non-performing assets to total assets	0.17%	0.22%	0.56%	0.48%	0.38%

      As of December 31, 2004, non-performing assets were $4,610,000, a decrease of $640,000 or 12.2% from December 31, 2003. Included in the 2004 totals are $1,263,000 of non-performing assets acquired by Sterling in connection with the acquisition of Pennsylvania State Bank in December 2004. Sterling has experienced improvements in its asset quality ratios as a direct result of strong underwriting standards and diligence in managing past due and potential problem loans.
      Specifically, the improvements noted in 2004 were the result of the sales of foreclosed assets during the year, with little added to the foreclosed asset category. Additionally, several nonaccrual loans were charged-off, or in one case, returned to accruing status.
      The significant reduction noted in 2002 was principally centered around four relationships, which were either paid off in their entirety, had significant principal reductions, or were foreclosed on during 2002 and subsequently sold prior to the end of the year. As a result, the nonaccrual loan balances were significantly lower at the end of 2003.
      Potential problem loans are defined as performing loans, which have characteristics that cause management to have serious doubts as to the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as non-performing loans in the future. Total potential problem loans were approximately $3,955,000 at December 31, 2004 and $7,100,000 at December 31, 2003. Additionally, outstanding letter of credit commitments totaling approximately $844,000 could result in potential problem loans, if drawn upon. The majority of these loans are secured by a combination of business assets and/or real estate with acceptable loan-to-value ratios.
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
      Management assigns internal risk ratings to all commercial relationships with aggregate borrowings or commitments to extend credit in excess of $100,000. Using migration analysis for the previous eight quarters, management develops a loss factor test, which it then uses to estimate losses on impaired loans, problem loans, potential problem loans and non-classified loans. When management finds loans with uncertain collectibility of principal and interest, it places those loans on the “problem list,” and evaluates them on a quarterly basis in order to estimate potential losses. Management’s analysis considers:

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
      If management determines that a specific reserve allocation is not required, it assigns the general loss factor based on historical performance to determine the reserve. For homogeneous loan types, such as consumer and residential mortgage loans, management bases specific allocations on the average loss ratio for the previous two years for each specific loan pool. Additionally, management adjusts projected loss ratios for other factors, including the following:

•	Trends in delinquency levels;

•	Trends in non-performing and potential problem loans;

•	Trends in composition, volume and terms of loans;

•	Effects in changes in lending policies or underwriting procedures;

•	Experience ability and depth of management;

•	National and local economic conditions;

•	Concentrations in lending activities; and

•	Other factors as management may deem appropriate.
      Management determines the unallocated portion of the allowance for loan losses based on the following criteria:

•	Risk of error in the specific and general reserve allocations;

•	Other potential exposures in the loan portfolio;

•	Variances in management’s assessment of national and local economic conditions; and

•	Other internal or external factors that management believes appropriate at that time.
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

      A summary of the activity in the allowance for loan losses is as follows:
Table 10 — Summary of Loan Loss Experience

	Years Ended December 31,

	2004	2003	2002	2001	2000

Beginning balance	$14,656	$12,953	$11,071	$11,716	$11,875

Allowance acquired in acquisition	1,843	—	837	—	—

Loans charged off during year:
Commercial and agricultural	506	556	485	1,152	45
Commercial real estate	134	399	—	—	523
Real estate mortgage	58	142	210	1	53
Consumer	821	1,138	961	864	459
Lease financing	604	504	429	577	101
Finance receivables	—	37	85	—	—

Total charge-offs	2,123	2,776	2,170	2,594	1,181

Recoveries:
Commercial and agricultural	109	187	819	8	37
Commercial real estate	—	234	4	428	58
Real estate mortgage	3	1	2	—	10
Consumer	310	255	269	269	301
Lease financing	75	86	24	27	11
Finance receivables	—	19	2	—	—

Total recoveries	497	782	1,120	732	417

Net loans charged off	1,626	1,994	1,050	1,862	764
Provision for loan losses	4,438	3,697	2,095	1,217	605
Reserve on loan commitments transferred to other liabilities	(420)	—	—	—	—

Balance at end of year	$18,891	$14,656	$12,953	$11,071	$11,716

Ratio of net loans charged off to average loans outstanding	0.10%	0.14%	0.08%	0.17%	0.08%
Ending allowance for loan losses to net loans charged off	11.6x	7.4x	12.3x	5.9x	15.3x
Net loans charged off to provision for loan losses	36.6%	53.9%	50.1%	152.9%	126.2%
Allowance for loan losses as a percent of total loans outstanding	0.99%	0.98%	1.00%	1.01%	1.13%
Allowance for loan losses as a percent of non-performing loans	417.0%	315.2%	110.6%	125.8%	192.1%
      The allowance for loan losses increased $4,235,000, from $14,656,000 at December 31, 2003, to $18,891,000 at December 31, 2004. The allowance was at 0.99% of loans outstanding at December 31, 2004, and remains consistent with prior years.
      Despite the improvements in non-performing assets, Sterling increased its provision for loan losses to $4,438,000 for 2004, as compared to $3,697,000 for 2003. The increase in the provision is consistent with the growth in the loan portfolio, and reflects certain qualitative factors, including: a change in the methodology detailed in the next section of the report; increasing number of middle market credits and continued growth in lease and finance receivables.

Table 11 — Allocation of Allowance for Loan Losses

	Years Ended December 31,

	2004		2003		2002		2001		2000

		Loans		Loans		Loans		Loans		Loans
		% to		% to		% to		% to		% to
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Commercial, financial and agricultural	$10,865	54%	$9,337	53%	$8,355	53%	$6,751	54%	$7,816	50%
Real estate — mortgage and construction	228	7%	218	7%	138	9%	188	13%	255	15%
Consumer	2,131	20%	1,443	21%	962	22%	791	25%	1,283	27%
Leases	2,769	7%	1,856	7%	1,032	7%	617	8%	512	8%
Finance receivables	1,559	12%	807	12%	854	9%	—	—	—	—
Unallocated	1,339	0%	995	0%	1,612	0%	2,724	0%	1,850	0%

Total	$18,891	100%	$14,656	100%	$12,953	100%	$11,071	100%	$11,716	100%

      The allocation of the allowance for loan losses between the various loan portfolios has changed over the past few years, consistent with the historical net loss experience in each of the portfolios. Additionally, management periodically reviews the methodology, and may make revisions to ensure it continues to reflect the losses inherent in the portfolio.
      During the third quarter of 2004, management reevaluated and made certain modifications to its present methodology in establishing its reserve to account for changing risks inherent in its loan portfolio. These modifications included the broadening of allocation percentages related to qualitative factors. The basis for the widening of the allocation of qualitative factors included the following:

•	Composition mix of the loan portfolio, which include greater percentages of commercial lending and leasing, and away from more traditional consumer loan types;

•	Greater instances of unsecured credits and credits secured by current assets, such as accounts receivable and inventory, and less instances of loans fully secured by real estate;

•	Geographic mix of loans, which includes entrance into emerging markets, where Sterling has less experience and insight compared to its historical footprint;

•	Greater reliance on individual loan officers and credit personnel at the bank affiliates to enforce underwriting standards and policy, as decisions continue to be made in the markets served, rather than in a centralized location; and

•	Higher legal lending limits, allowing Sterling to accommodate larger credit facilities with customers, which management believes carry a greater risk than smaller credits.
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
      The largest reserve allocation is to the commercial, financial and agricultural loan portfolio, which represents approximately 58% of the reserve balance. This reflects the continued higher level of net charge-offs, increases in loans, entering new markets with new lenders, and changes in other factors that impact the inherent risks in the portfolio. This non-homogeneous loan portfolio, along with leases, continues to represent the greatest risk exposure to Sterling. These loans generally are larger than the remainder of the portfolio and the related collateral is not as marketable. Additionally, other external factors, such as competition for high rated credits, is also considered in allocating this reserve balance.
      The consumer loan allocation of the allowance for loan losses has increased the past two years, and reflects the increased charge-offs experienced in this portfolio, as well as the portfolio’s growing balance. The increase in the charge-offs impacts the quantitative reserve allocation, and portfolio growth impacts the qualitative factors.
      During 2004, the reserve allocation related to the lease portfolio has increased in comparison to prior periods. This increase is consistent with the increasing net charge-offs within the lease portfolio, as well as certain qualitative factors, including the uncertainty as to the impact of higher fuel costs on the transportation industry, and other factors that impact the inherent risk within the portfolio.
Assets Held for Operating Leases
      Assets held for operating leases were $58,475,000 at December 31, 2004, which was consistent with the $57,891,000 at December 31, 2003. Asset growth has been limited due to economic conditions, in which the low interest rate environment and bonus tax depreciation on personal property has resulted in a greater willingness of customers to enter into finance leases, or more traditional commercial lending arrangements.
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
Deposits
      Sterling continues to rely heavily on deposit growth as the primary source of funds for lending activities. Average deposits grew from $1,716,591,000 for the year ended December 31, 2003 to $1,809,215 for the year ended 2004, an increase of 5.4%, or $92,624,000. Similar trends were noted in 2003 compared to 2002, in which average deposits grew 6.6%. The growth in deposits was almost exclusively in core deposits, including demand and savings accounts, while time deposit average balances have remained fairly consistent.
      This growth in deposits has been achieved through the continued expansion of branch facilities into new markets, emphasis on the growth of business deposit relationships and the development of products that meet the needs of Sterling’s bank affiliate customers.
      As a result of the improvements in the equity and mutual fund markets, as well as higher interest rates, Sterling anticipates it may not be able to continue to generate deposit growth it has seen in the past few years, as investors may trade liquidity of their funds for higher yielding investments. Sterling will continue to explore new products to meet the needs of its customers.

Table 12 — Average Deposit Balances and Rates Paid
      The following table summarizes the average amounts of deposits and rates paid for the years indicated:

	Years Ended December 31,

	2004		2003		2002

	Amount	Rate	Amount	Rate	Amount	Rate

Non-interest-bearing demand deposits	$242,147	—%	$206,372	—%	$186,860	—%
Interest-bearing demand deposits	608,414	0.65%	558,425	0.62%	494,778	1.02%
Savings deposits	218,852	0.55%	205,373	0.61%	186,403	1.06%
Time deposits	739,802	2.94%	746,421	3.31%	742,198	4.20%

Total	$1,809,215		$1,716,591		$1,610,239

Table 13 — Deposit Maturity
      The following table summarizes the maturities of time deposits of $100,000 or more as of the dates indicated:

	December 31,

	2004	2003

Three months or less	$22,126	$32,420
Over three through six months	13,205	23,881
Over six through twelve months	28,371	21,134
Over twelve months	85,499	62,815

Total	$149,201	$140,250

Short-Term Borrowings
      Short-term borrowings are comprised of federal funds purchased, securities sold under repurchase agreements, U.S. Treasury demand notes and borrowings from other financial institutions. As of December 31, 2004, short-term borrowings totaled $98,768,000, an increase of $54,890,000 from the December 31, 2003 balance of $43,878,000. This increase is primarily attributable to:

•	A shift in Sterling’s overnight federal funds position from selling federal funds to purchasing federal funds due. This resulted from a strategy to fund a portion of loan growth over the past year with securities portfolio cash flow and overnight federal funds.

•	Development of Sterling’s Correspondent Services Group whereby federal funds lines have been established for a number of community bank clients. At December 31, 2004 the balance of federal funds purchased from these relationships totaled $11,000,000.

•	Securities sold under repurchase agreements at Pennsylvania State Bank, Sterling’s newest affiliate, of $15,800,000 at December 31, 2004, with no corresponding balance in 2003.
Long-Term Debt
      Long-term debt consists primarily of advances from the Federal Home Loan Bank and borrowings from other financial institutions to fund Sterling’s growth in its finance receivable and finance and operating lease portfolios. Long-term debt totaled $233,039,000 at December 31, 2004, a net increase of $37,277,000 from the December 31, 2003 balance of $195,762,000. The net increase resulted primarily from the following:

•	Debt assumed in the acquisition of The Pennsylvania State Banking Company of $18,195,000, including a mark-to-market adjustment of $700,000;

•	A $5,000,000 note payable to fund the acquisition of Corporate Healthcare Strategies, LLC.;

•	Fixed rate advances from the Federal Home Loan Bank of $14,500,000 to provide funding for loan growth;

•	Fixed rate, amortizing borrowings of $20,000,000 from other financial institutions to provide funding for growth in finance receivables and finance and operating leases; and

•	Variable rate, amortizing borrowing of $10,000,000 from a financial institution to provide funding for growth in finance receivables and finance and operating leases.
      Offsetting these incremental borrowings were scheduled principal maturities and repayments of existing borrowings.
Subordinated Notes Payable
      As of December 31, 2004, Sterling sponsored three special purpose subsidiary trusts, Sterling Financial Statutory Trusts I, II, and III. The trusts were formed for the purpose of issuing corporate obligated mandatorily redeemable capital securities (the capital securities) to third party investors and investing the proceeds from the sale of the capital securities in junior subordinated notes payable of Sterling (the debentures). The debentures are the sole assets of the trust, and totaled $72,166,000 as of December 31, 2004, an increase of $15,464,000.
      The proceeds of the junior subordinate notes payable have been used to fund the cash portion of the consideration paid for recent acquisitions including Pennsylvania State Bank in 2004, to fund a portion of the loan growth, and for other corporate matters.
      In February 2005, Sterling sponsored a fourth special purpose subsidiary trust, Sterling Financial Statutory Trust IV. The trust issued $15,000,000 of capital securities to third party investors, and simultaneously invested the proceeds into a $15,464,000 junior subordinated note payable to Sterling. The debenture bears interest at a fixed rate of 6.19% and is due in February 2035, with a call date of February 2010.
Derivative Financial Instruments
      Sterling is a party to derivative instruments in the normal course of business to manage its own exposure to fluctuations in interest rates and to meet the financing needs of its customers.

Asset liability management
      Sterling enters into derivative transactions principally to manage the risk of price or interest rate movements on the value of certain assets and liabilities and on future cash flows. A summary of the interest rate contracts is as follows:

	December 31, 2004		December 31, 2003

	Notional	Carrying	Notional	Carrying
	Amount	Value	Amount	Value

Interest rate swap agreements:
Pay fixed/receiving floating	$25,000	$(564)	$25,000	$(1,480)
Pay floating/received fixed	25,000	(378)	—	—
      Interest rate swaps have been used to hedge cash flow variability related to floating rate assets and liabilities. Gains and losses on derivative instruments reclassified from accumulated other comprehensive income to current-period earnings are included in the line item in which the hedged cash flows are recorded. At December 31, 2004, other comprehensive income included a deferred after-tax unrealized loss of $606,0000 versus $942,000 at December 31, 2003. A portion of the amount in other comprehensive income is reclassified from other comprehensive income to the appropriate income statement line item as net settlements occur, as follows:

	Years Ended
	December 31,

	2004	2003	2002

Interest income-commercial loans	$338	$—	$—
Interest expense-borrowed funds	870	918	543
      Interest rate options, which include caps, are contracts that transfer, modify, or reduce interest rate risk in exchange for the payment of a premium when the contract is initiated. A premium is paid for the right, but not the obligation, to buy or sell a financial instrument at predetermined terms in the future. At December 31, 2003, the notional amount of an interest rate cap purchased was $5,000,000, and its carrying value was reduce to zero. This interest rate cap expired in 2004.
      In May 2003, Sterling entered into two equity put options as fair value hedges to protect Sterling from risk that the fair value of its SLM Corporation stock might be adversely impacted by the changes in market price. The two equity put options each cover 30,000 shares of SLM’s stock, one with a valuation date in May 2004 that has since expired with no payment due, and the second with a valuation date of May 2006. If, at the valuation date, the stock price is below the reference price ($33.81), the counter-party will pay the difference between the stock’s price on the valuation date and its reference price to Sterling. Sterling paid $258,000 for these two put options. As of December 31, 2004 the fair value was $9,000 versus $84,000 at December 31, 2003. This change was charged to other non-interest expense. At December 31, 2004, the trading price of the SLM Corporation stock was $53.39.

Customer Related
      Beginning in the third quarter of 2003, Sterling entered into interest rate contracts (including interest rate caps and interest rate swap agreements) to facilitate customer transactions and meet their financing needs. This portfolio is actively managed and hedged with offsetting contracts, with identical terms, with third-party counterparties. A summary of the customer related interest rate contracts and offsetting contracts with third-party counterparties is as follows:

	December 31, 2004		December 31, 2003

	Notional	Carrying	Notional	Carrying
	Amount	Value	Amount	Value

Interest rate swap agreements:
Pay fixed/receiving floating	$11,673	$(72)	$7,000	$(33)
Pay floating/received fixed	11,673	72	7,000	33
Interest rate caps written	9,931	(12)	6,000	(27)
Interest rate caps purchased	9,931	12	6,000	27
      Changes in the estimated fair value of customer related contracts and related interest settlements, net of the offsetting counterparty contracts, are recorded in non-interest income. Fees collected from customers for these transactions are recognized over the life of the contract. For the years ended December 31, 2004 and 2003, fees of $14,000 and $28,000 are included in other non-interest income.
      Sterling believes it has reduced market risk on its customer related derivative contracts through the offsetting contractual relationships with counterparties. However, if a customer or counterparty fails to perform, credit risk is equal to the extent of the fair value gain in a derivative. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes Sterling, and results in credit risk to Sterling. When the fair value of a credit risk is negative, Sterling owes the customer or counterparty, and therefore, has no credit risk. Sterling minimizes the credit risk in derivative instruments by including derivative credit risk in its credit underwriting procedures, and by entering into transactions with a high-quality counterparties that are reviewed periodically by Sterling’s treasury department.

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
      One capital management strategy that Sterling has employed is the use of trust preferred capital securities through its wholly-owned special purpose subsidiary trusts, Sterling Financial Statutory Trust I, II and III. The proceeds from the preferred securities were invested in junior subordinated deferrable interest debentures of Sterling, at terms consistent with the trust preferred capital securities. Sterling’s treatment of the preferred capital securities is consistent with long-term debt, and the related dividends being presented as interest expense. Sterling’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by Sterling of the Statutory Trusts’ obligations under the preferred capital securities.
      The capital securities held by the trusts qualify as Tier 1 capital for Sterling under Federal Reserve Board guidelines. In 2004, the Federal Reserve issued rules that retain Tier 1 capital treatment for trust preferred securities but with stricter limits. Under the new rules, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would retain its current limit of 25 percent of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Sterling has $70,000,000 in trust preferred securities as of December 31, 2004, which has been included as Tier 1 capital in its regulatory capital calculations. Sterling anticipates that upon adoption of the Board of Governors clarified regulatory treatment of trust preferred securities through 2009, it will continue to be well capitalized.
      Earnings retention, net income less dividends declared, is another source of capital to Sterling. During 2004, Sterling retained $19,510,000, or 58.5%, of its net income. In addition, approximately $41,458,000 of capital was generated and used to purchase Corporate Healthcare Strategies, Inc. and Pennsylvania State Bank.
      In May 2003, Sterling’s Board of Directors authorized the repurchase of up to 1,042,692 shares of its common stock. Shares repurchased are held for reissue in connection with Sterling’s stock compensation plans and for general corporate purposes. During 2004 and 2003, Sterling repurchased 75,000 and 93,750 shares of its common stock, at an average price of $21.99 under this repurchase plan. As of December 31, 2004, 873,942 shares remain authorized for repurchase.
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
      Quantitative measures established by regulation to ensure capital adequacy require Sterling and its banking subsidiaries to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of December 31, 2004 and 2003, that Sterling and the subsidiary banks met all minimum capital adequacy requirements to which they are subject.
      As of December 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation, the banks were categorized as “well capitalized” under the regulatory framework for prompt corrective action.

To be categorized as “well capitalized” institutions must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the banks’ category. Sterling’s and the banks’ actual capital amounts and ratios as of December 31, 2004, and 2003 are also presented in the table.
Table 14 — Risked-Based Capital
      Sterling’s actual capital amounts and ratios are as follows:

			Minimum Capital
	Actual Capital		Requirement

	Amount	Ratio	Amount	Ratio

December 31, 2004
Total capital to risked weighted assets	$277,271	12.2%	$181,418	8.0%
Tier 1 capital to risked weighted assets	254,787	11.2%	90,709	4.0%
Tier 1 capital to average assets	254,787	10.0%	101,710	4.0%
December 31, 2003
Total capital to risked weighted assets	$244,621	13.4%	$145,952	8.0%
Tier 1 capital to risked weighted assets	227,106	12.4%	72,976	4.0%
Tier 1 capital to average assets	227,106	10.0%	90,546	4.0%
      Sterling’s total and Tier 1 capital to risk weighted asset ratios as of December 31, 2004 have declined since 2003, principally as a result of the intangible assets that resulted from the acquisitions of Pennsylvania State Bank and Corporate Healthcare Strategies. Regulatory capital excludes intangible assets, resulting in lower capital ratios.
Liquidity
      Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of Sterling are met.
      Sterling’s funds are available from a variety of sources, including assets that are readily convertible to cash (federal funds sold, short-term investments), securities portfolio, scheduled repayments of loan receivables, core deposit base, short-term borrowing capacity with a number of correspondent banks and the Federal Home Loan Bank (FHLB), the ability to package residential mortgage loans originated for sale, and through our correspondent bank relationships, the ability to sell finance leases. As of December 31, 2004, Sterling has unused funding commitments from these financial institutions and the FHLB totaling $296,800,000.
      The liquidity of the parent company also represents an important aspect of liquidity management. The parent company’s net cash outflows consist principally of dividends to shareholders and unallocated corporate expenses. The main source of funding for the parent company is the dividends it receives from its subsidiaries. Federal and state banking regulations place certain restrictions on dividends paid to the parent company from the subsidiary banks. The total amount of dividends that may be paid from the subsidiary banks to Sterling total $66,444,000 at December 31, 2004.
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

			Payments Due In
		Total
	Note	Amount	One Year or	One to	Three to	Over Five
	Reference	Committed	Less	Three Years	Five Years	Years

Deposits without a stated maturity	—	$1,229,587	$1,229,587	$—	$—	$—
Time deposits	10	785,807	304,263	365,324	112,699	3,521
Federal funds purchased	11	42,500	42,500	—	—	—
Securities sold under repurchase agreements	11	21,159	21,159	—	—	—
Interest-bearing demand notes issued to the U.S. Treasury	11	5,109	5,109	—	—	—
Lines of credit	11	30,000	30,000	—	—	—
Long-term debt	12	233,039	53,377	99,979	24,391	55,292
Subordinated notes payable	13	72,166	—	—	—	72,166
Operating leases	7	12,827	1,586	2,681	2,030	6,530

		$2,432,194	$1,687,581	$467,984	$139,120	$137,509

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
      A schedule of significant commitments at December 31, 2004 is as follows:

Commitments to extend credit:
Unused home equity lines of credit	$79,299
Other commitments to extend credit	349,488
Standby letters of credit	88,467

$517,254

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
Interest Rate Risk
      Interest rate risk is the exposure to fluctuations in the corporation’s future earnings (earnings at risk) and value (value at risk) resulting from changes in interest rates. This exposure results from differences between the amounts of interest earning assets and interest-bearing liabilities that reprice within a specified time period as a result of scheduled maturities and repayment, contractual interest rate changes, or the exercise of explicit or embedded options.
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
      Management endeavors to control the exposures to changes in interest rates by understanding, reviewing and making decisions based on its risk position. Sterling’s asset/liability committee is responsible for these decisions. Sterling primarily uses the securities portfolios and borrowings to manage its interest rate risk position. Additionally, pricing, promotion and product development activities are directed in an effort to emphasize the loan and deposit term or repricing characteristics that best meet current interest rate risk objectives. Finally, Sterling has utilized off-balance sheet instruments to a limited degree to manage its interest rate risk position.
      The committee operates under management policies defining guidelines and limits on the level of risk. These policies are approved by the Board of Directors.
      Sterling uses simulation analysis to assess earnings at risk and net present value analysis to assess value at risk. These methods allow management to regularly monitor both the direction and magnitude of the corporation’s interest rate risk exposure. These modeling techniques involve assumptions and estimates that inherently cannot be measured with complete precision. Key assumptions in the analyses include maturity and repricing characteristics of both assets and liabilities, prepayments on amortizing assets, other imbedded options, non-maturity deposit sensitivity and loan and deposit pricing. These assumptions are inherently uncertain due to the timing, magnitude and frequency of rate changes and changes in market conditions and management strategies, among other factors. However, the analyses are useful in quantifying risk and provide a relative gauge of Sterling’s interest rate risk position over time.
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
      The simulation analysis results are presented in Table 15a. These results indicate that Sterling would expect net interest income to increase over the next twelve months by 3.8% assuming an immediate upward shift in market interest rates of 2.0% and to decrease by 5.1% if rates shifted downward in the same manner. This profile reflects an asset sensitive short-term rate risk position and is within the guidelines set by policy.
      At December 31, 2003, annual net interest income was expected to increase by 3.9% in the upward scenario and to decrease by 5.3% in the downward scenario. The risk position has changed from the prior year-end to a less asset sensitive position primarily due to a shift to a net federal funds purchased position, growth in rate sensitive deposit accounts and the $25,000,000 of receive fixed/pay floating interest rate swaps entered into in 2004 offset by continued growth in variable commercial loans and extension of certificate of deposit maturities.
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
      The net present value analysis results are presented in Table 15b. These results indicate that the net present value would decrease 1.9% assuming an immediate upward shift in market interest rates of 2.0% and to decrease 1.7% if rates shifted downward in the same manner. The risk position of Sterling is within the guidelines set by policy.
      At December 31, 2003, the analysis indicated that the net present value would be unchanged assuming an immediate upward shift in market interest rates of 2.0% and to decrease 1.7% if rates shifted downward in the same manner.

Table 15a			Table 15b

Change in	% Change in		Change in	% Change in Present
Market Interest Rates	Net Interest income		Market Interest Rates	Value of Equity

	2004	2003		2004	2003

-200	-5.1%	-5.3%	-200	-1.7%	-1.7%
-100	-2.4%	-2.0%	-100	-0.1%	-0.7%
0	0.0%	0.0%	0	0.0%	0.0%
+100	2.0%	2.0%	+100	-0.8%	0.1%
+200	3.8%	3.9%	+200	-1.9%	0.0%

Item 8 —	Financial Statements
      (a) The following audited consolidated financial statements and related documents are set forth in the Annual Report on Form 10-K on the following pages:

Management’s Report on Internal Control Over Financial Reporting
      Sterling Financial Corporation (“Sterling”) is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements and notes included in this annual report have been prepared in conformity with United States generally accepted accounting principles, and as such, include some amounts that are based on management’s best estimates and judgments.
      Sterling’s management is responsible for establishing and maintaining effective internal control over financial reporting. The system of internal control over financial reporting, as it relates to the financial statements, is evaluated for effectiveness by management and tested for reliability through a program of internal audits and management testing and review. Actions are taken to correct potential deficiencies as they are identified. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only a reasonable assurance with respect to financial statement preparation.
      The Board of Directors of Sterling, through its Audit Committee, meets regularly with management, internal auditors and the independent registered public accounting firm. The Audit Committee provides oversight to Sterling by reviewing audit plans and results, and evaluates management’s actions for internal control, accounting and financial reporting matters. The internal auditors and independent registered public accounting firm have direct and confidential access to the Audit Committee to discuss the results of their examinations.
      Management assessed the effectiveness of Sterling’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, management concluded that, as of December 31, 2004, Sterling’s internal control over financial reporting is effective and meets the criteria of the Internal Control — Integrated Framework.
      Sterling acquired Corporate Healthcare Strategies on May 28, 2004. Management excluded from its assessment of the effectiveness of Sterling’s internal control over financial reporting as of December 31, 2004, Corporate Healthcare Strategies’ internal control over financial reporting associated with total assets of approximately $16,899,000 and total revenues and net income of $4,229,000 and $299,000 included in the consolidated financial statements of Sterling as of and for the year ended December 31, 2004. As permitted by regulation, a one-year deferral is allowed specific to the company acquired.
      Sterling’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of Sterling’s internal control over financial reporting. This report appears on page 45.

/s/ J. Roger Moyer, Jr.	/s/ J. Bradley Scovill

J. Roger Moyer, Jr. President and Chief Executive Officer	J. Bradley Scovill Senior Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Sterling Financial Corporation
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Sterling Financial Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sterling Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      As indicated in the accompany Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Corporate Healthcare Strategies, which is included in the 2004 consolidated financial statements of Sterling Financial Corporation and constituted $16,899,000 of total assets, as of December 31, 2004 and $4,229,000 and $299,000 of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting at this entity as it was acquired during 2004. Our audit of internal control over financial reporting of Sterling Financial Corporation also did not include an evaluation of the internal control over financial reporting of Corporate Healthcare Strategies.
      In our opinion, management’s assessment that Sterling Financial Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Sterling Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sterling Financial Corporation as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 25, 2005 expressed an unqualified opinion thereon.

Philadelphia, Pennsylvania
March 25, 2005

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Sterling Financial Corporation
      We have audited the accompanying consolidated balance sheets of Sterling Financial Corporation as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sterling Financial Corporation at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sterling Financial Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 25, 2005 expressed an unqualified opinion thereon.

Philadelphia, Pennsylvania
March 25, 2005

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,

(Dollars in thousands)	2004	2003

Assets
Cash and due from banks	$67,708	$64,996
Federal funds sold	15,147	19,102

Cash and cash equivalents	82,855	84,098
Interest-bearing deposits in banks	5,813	4,102
Short-term investments	6,542	11,275
Mortgage loans held for sale	4,345	11,520
Securities held-to-maturity (fair value 2004 — $34,919; 2003 — $37,405)	34,152	35,956
Securities available-for-sale	467,519	540,049
Loans, net of allowance for loan losses (2004 — $18,891; 2003 — $14,656)	1,888,380	1,481,369
Premises and equipment, net	43,658	38,720
Assets held for operating lease, net	58,475	57,891
Other real estate owned	80	520
Goodwill	75,350	30,490
Intangible assets	14,268	5,083
Mortgage servicing rights	2,697	2,908
Accrued interest receivable	11,407	11,236
Other assets	47,221	28,300

Total assets	$2,742,762	$2,343,517

Liabilities
Deposits:
Non-interest-bearing	$303,722	$249,929
Now and money market	705,330	577,486
Savings	220,535	210,347
Time	785,807	740,635

Total deposits	2,015,394	1,778,397

Short-term borrowings	98,768	43,878
Long-term debt	233,039	195,762
Subordinated notes payable	72,166	56,702
Accrued interest payable	6,375	6,273
Other liabilities	35,076	42,494

Total liabilities	2,460,818	2,123,506

Stockholders’ equity
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $5.00 par value, 70,000,000 shares authorized; issued: 2004 — 23,298,588 shares; 2003 — 21,776,551 shares	116,493	108,883
Capital surplus	80,734	44,615
Escrowed shares (2004 — 192,002 shares; 2003 — 240,002 shares)	(3,901)	(4,877)
Retained earnings	78,384	58,874
Accumulated other comprehensive income	10,234	13,827
Common stock in treasury, at cost (2004 — 0 shares; 2003 — 59,310 shares)	—	(1,311)

Total stockholders’ equity	281,944	220,011

Total liabilities and stockholders’ equity	$2,742,762	$2,343,517

The accompanying notes are an integral part of these consolidated financial statements.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income

	Years Ended December 31,

(Dollars in thousands, except per share data)	2004	2003	2002

Interest and dividend income
Loans, including fees	$113,984	$99,657	$93,635
Debt securities:
Taxable	12,458	16,482	19,484
Tax-exempt	10,493	9,990	9,059
Dividends	581	632	514
Federal funds sold	126	232	850
Short-term investments	40	81	49

Total interest and dividend income	137,682	127,074	123,591

Interest expense
Deposits	26,904	29,443	38,174
Short-term borrowings	2,055	1,599	1,531
Long-term debt	8,109	8,044	8,044
Subordinated debt	3,197	2,070	894

Total interest expense	40,265	41,156	48,643

Net interest income	97,417	85,918	74,948

Provision for loan losses	4,438	3,697	2,095

Net interest income after provision for loan losses	92,979	82,221	72,853

Non-interest income
Trust and investment management income	9,057	5,578	4,227
Service charges on deposit accounts	6,415	5,842	5,599
Other service charges, commissions and fees	3,824	3,606	3,563
Brokerage fees and commissions	3,351	1,383	984
Insurance commissions and fees	4,611	323	514
Mortgage banking income	1,854	4,037	3,103
Rental income on operating leases	24,969	25,799	25,752
Other operating income	3,144	2,642	1,550
Securities gains (losses)	2,071	511	(460)

Total non-interest income	59,296	49,721	44,832

Non-interest expenses
Salaries and employee benefits	48,201	39,434	36,860
Net occupancy	5,445	4,926	4,209
Furniture and equipment	7,016	6,419	5,785
Professional services	4,410	3,154	2,845
Depreciation on operating lease assets	21,084	21,438	20,902
Taxes other than income	2,237	1,656	1,442
Intangible asset amortization	1,650	236	167
Other	17,043	15,305	13,712

Total non-interest expenses	107,086	92,568	85,922

Income before income taxes	45,189	39,374	31,763
Income tax expenses	11,860	10,315	7,018

Net income	$33,329	$29,059	$24,745

Per share information:
Basic earnings per share	$1.53	$1.37	$1.19
Diluted earnings per share	1.51	1.35	1.18
Dividends declared	0.62	0.56	0.53
The accompanying notes are an integral part of these consolidated financial statements.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
	Common				Other	Treasury
	Shares				Comprehensive	and
	Issued and	Common	Capital	Retained	Income	Escrowed
(Dollars in thousands)	Outstanding	Stock	Surplus	Earnings	(Loss)	Shares	Total

Balance, January 1, 2002	12,511,953	$62,733	$17,849	$66,823	$5,433	$(727)	$152,111
Comprehensive income:
Net income				24,745			24,745
Change in net unrealized gain (loss) on securities AFS, net of reclassification adjustment and tax effects					9,944		9,944
Change in unrealized loss on cash flow derivatives					(1,078)		(1,078)

Total comprehensive income							33,611

Common stock issued:
Acquisition of Equipment Finance, Inc.	954,452	4,772	16,226				20,998
Stock options	48,093	241	404				645
5-for-4 stock split effected in the form of a 25% common stock dividend	3,372,017	16,869		(16,901)			(32)
Treasury stock issued:
Directors’ compensation plan	3,900		33			65	98
Stock options	32,654		(109)			662	553
Purchase of treasury shares	(22,500)					(551)	(551)
Cash dividends declared				(11,146)			(11,146)
Income tax benefit of nonqualified stock options			171				171
Compensation expense on modification of stock option awards			375				375

Balance, December 31, 2002	16,900,569	84,615	34,949	63,521	14,299	(551)	196,833
Comprehensive income:
Net income				29,059			29,059
Other comprehensive income:
Change in net unrealized gain/loss on securities AFS, net of reclassification adjustment and tax effects					(608)		(608)
Change in unrealized loss on cash flow derivatives					136		136

Total comprehensive income							28,587

Common stock issued:
Acquisition of Church Capital Management LLC	255,000	2,125	8,670			(4,318)	6,477
Acquisition of Bainbridge Securities, Inc.	32,998	275	1,122			(559)	838
Stock options	17,947	90	225				315
Directors’ compensation plan	225	1	20				21
Treasury stock issued:
Dividend Reinvestment Plan	29,548		(20)			720	700
Directors’ compensation plan	6,725		5			150	155
Stock options	78,267		(563)			1,829	1,266
Purchase of treasury shares	(139,500)					(3,459)	(3,459)
Cash dividends declared				(11,929)			(11,929)
Income tax benefit of nonqualified stock options			207				207
5-for-4 stock split effected in the form of a 25% common stock dividend	4,295,460	21,777		(21,777)			—

Balance, December 31, 2003	21,477,239	108,883	44,615	58,874	13,827	(6,188)	220,011
Comprehensive income:
Net income				33,329			33,329
Change in net unrealized gain (loss) on securities AFS, net of reclassification adjustment and tax effects					(3,929)		(3,929)
Change in unrealized loss on cash flow derivatives					336		336

Total comprehensive income							29,736

Common stock issued:
Acquisition of Corporate Healthcare Strategies	282,657	1,413	5,749				7,162
Acquisition of Pennsylvania State Bank	1,209,728	6,049	30,687				36,736
Shares released from escrow	48,000					976	976
Stock options	31,054	155	327				482
Treasury stock issued:
Directors’ compensation plan	9,438		19			215	234
Stock options	124,872		(1,179)			2,803	1,624
Purchase of treasury shares	(75,000)					(1,707)	(1,707)
Cash dividends declared				(13,793)			(13,793)
Cash paid in lieu of fractional shares	(1,402)	(7)		(26)			(33)
Income tax benefit of nonqualified stock options			516				516

Balance, December 31, 2004	23,106,586	$116,493	$80,734	$78,384	$10,234	$(3,901)	$281,944

The accompanying notes are an integral part of these consolidated financial statements.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,

(Dollars in thousands)	2004	2003	2002

Cash Flows from Operating Activities
Net income	$33,329	$29,059	$24,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25,618	25,708	24,926
Accretion and amortization of investment securities	635	741	762
Amortization of intangible assets	1,650	236	167
Provision for loan losses	4,438	3,697	2,095
Provision for deferred income taxes	245	887	936
Gains on sale of finance leases	(330)	(125)	—
(Gains) losses on sales of securities available-for-sale	(2,071)	(511)	460
Gains on sale of mortgage loans	(781)	(2,122)	(1,393)
Proceeds from sales of mortgage loans	118,325	263,740	177,381
Originations of mortgage loans held for sale	(110,369)	(256,354)	(171,748)
Change in operating assets and liabilities:
Decrease in accrued interest receivable	530	534	346
Increase in other assets	(9,615)	(7,951)	(139)
Decrease in accrued interest payable	(65)	(1,708)	(771)
Increase (decrease) in other liabilities	(8,558)	8,036	755
Other	6	(100)	375

Net cash provided by operating activities	52,987	63,767	58,897

Cash Flows From Investing Activities
Net increase in interest-bearing deposits in other banks	(1,459)	(690)	(1,045)
Net increase in short-term investments	4,733	(75)	(9,923)
Proceeds from sales of securities available-for-sale	45,619	74,907	29,150
Proceeds from maturities or calls of securities held-to-maturity	5,339	5,522	7,617
Proceeds from maturities or calls of securities available-for-sale	80,754	114,577	94,619
Purchases of securities held-to-maturity	(2,075)	(4,874)	(2,420)
Purchases of securities available-for-sale	(26,856)	(178,905)	(170,400)
Net loans and direct finance leases made to customers	(279,748)	(210,427)	(118,678)
Proceeds from sale of financing leases	21,020	8,248	—
Purchases of equipment acquired for operating leases, net	(21,668)	(16,038)	(25,197)
Purchases of premises and equipment, net	(3,818)	(7,738)	(6,974)
Net cash paid for business combination	(16,998)	(8,282)	(8,783)
Cash placed in escrow related to business combination	(4,500)	(5,280)	—

Net cash used by investing activities	(199,657)	(229,055)	(212,034)

Cash Flows From Financing Activities
Net increase in deposits	80,608	76,095	166,653
Net increase (decrease) in short-term borrowings	43,261	2,258	(45,655)
Proceeds from issuance of long-term debt	78,752	75,038	65,250
Repayment of long-term debt	(60,052)	(34,754)	(30,865)
Proceeds from issuance of subordinated notes payable	15,464	36,083	20,619
Proceeds from issuance of common stock	482	336	645
Cash dividends	(13,206)	(11,671)	(10,771)
Cash paid in lieu of fractional shares	(33)	-	(32)
Purchase of treasury stock	(1,707)	(3,459)	(551)
Proceeds from issuance of treasury stock	1,858	2,121	651

Net cash provided by financing activities	145,427	142,047	165,944

Net change in cash and cash equivalents	(1,243)	(23,241)	12,807
Cash and cash equivalents:
Beginning of year	84,098	107,339	94,532

End of year	$82,855	$84,098	$107,339

Supplemental Disclosure of Cash Flow Information:
Cash payments for:
Interest	$40,163	$42,864	$49,383
Income taxes	11,229	9,224	6,457
The accompanying notes are an integral part of these consolidated financial statements.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All dollar amounts presented in the tables are in thousands, except per share data)
Note 1 — Summary of Significant Accounting Policies
      Basis of Presentation and Consolidation — The consolidated financial statements include the accounts of Sterling Financial Corporation (Sterling) and its wholly-owned subsidiaries, Bank of Lancaster County, N.A. (Bank of Lancaster County), First National Bank of North East (First National), Bank of Hanover and Trust Company (Bank of Hanover), Pennsylvania State Bank, HOVB Investment Co., T & C Leasing, Inc. (T & C), Pennbanks Insurance Company, SPC, Church Capital Management LLC, Bainbridge Securities, Inc., Corporate Healthcare Strategies, LLC, Lancaster Insurance Group, LLC and Sterling Mortgage Services, Inc. (inactive). The consolidated financial statements also include Town & Country Leasing, LLC (Town & Country), Sterling Financial Trust Company, and Equipment Finance LLC, all wholly-owned subsidiaries of Bank of Lancaster County. All significant intercompany balances and transactions have been eliminated in consolidation.
      Use of Estimates — In preparing consolidated financial statements in conformity with U.S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.
      Business — Sterling, through its subsidiaries, provides a full range of financial services to individual and corporate customers located in south central Pennsylvania, northern Maryland and northern Delaware. Town & Country provides financing to customers generally located within a one hundred mile radius of Lancaster, PA, although they have assets located in all 50 states. Additionally, through its Equipment Finance LLC subsidiary, Sterling finances forestry and land clearing equipment to customers on the east coast of the United States.
      Concentration of Credit Risk — Sterling operates primarily in its defined market area and, accordingly, the banks have extended credit primarily to commercial entities and individuals in this area whose ability to honor their contracts is influenced by the region’s economy. The loan portfolio is well diversified, and Sterling does not have any significant concentrations of credit risk. Sterling’s exposure to the forestry industry at December 31, 2004 was $192,000,000. The banks are limited in extending credit by legal lending limits to any single group of borrowers.
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

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
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
      Management assigns internal risk ratings to all commercial relationships with aggregate borrowings or commitments to extend credit in excess of $100,000. Utilizing migration analysis for the previous eight quarters, management develops a loss factor test, which it then uses to estimate losses on impaired loans, potential problem loans and non-classified loans. When management finds loans with uncertain collectibility of principal and interest, it places those loans on the “problem list”, and evaluates them on a quarterly basis in order to estimate potential losses. Management’s analysis considers adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral, and prevailing market conditions. If management determines that a specific reserve allocation is not required, it assigns a general loss factor based on historical performance to determine the reserve necessary for each loan. For homogeneous loan types, such as consumer and residential mortgage loans, management bases the general loss factor on the average loss ratio for the previous two years for each specific loan pool adjusted for current conditions, including trends in

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
delinquency levels, trends in non-performing and potential problem loans, trends in composition, volume and terms of loans, effects of changes in lending policies or underwriting procedures, experience, ability and depth of management, national and local economic conditions, concentrations in lending activities, and other factors that management may deem appropriate.
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
      Servicing — Servicing assets are recognized as separate assets when rights are retained through the sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rate and terms. Fair value is determined based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for individual stratum, to the extent the fair value is less than the capitalized amount for the stratum.
      Credit Related Financial Instruments — In the ordinary course of business, Sterling has entered into commitments to extend credit, commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded.
      Derivative financial instruments — As part of Sterling’s asset/liability management, it uses interest rate contracts, which include swaps and cap agreements, to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts. Derivatives that are used as part of the asset/ liability management process are linked to specific assets or liabilities and have high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period. Sterling formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      Sterling offers interest rate contracts to its customers, including interest rate caps and swap agreements. This portfolio is actively managed and hedged with offsetting contracts, with identical terms, with third-party counterparties.
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
      Sterling’s derivatives consist of cash flow hedges, which are designed to mitigate exposures to variability in expected cash flows. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either a freestanding asset or liability, with a corresponding offset recorded in other comprehensive income within stockholders’ equity, net of tax. Amounts are reclassified from other comprehensive income to the income statement in period or periods the hedged forecasted transaction affects earnings. Under the cash flow hedge method, derivative gains and losses not effective in hedging the change in expected cash flows of the hedged item are recognized immediately in income in the interest income or expense line. At the hedge’s inception and at least quarterly thereafter, an assessment is performed to determine whether changes in the cash flows of the derivative instruments have been highly effective in offsetting changes in the cash flows of the hedged items and whether they are expected to be highly effective in the future. If it is determined that a derivative instrument has not been or will not continue to be highly effective as a hedge, hedge accounting is discontinued prospectively.
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
      Goodwill — Goodwill represents the excess of the cost of an acquisition over the fair value of the tangible and identifiable intangible assets acquired. Sterling segments goodwill into two different categories, goodwill associated with business acquisitions and goodwill associated with branch purchases. As a result of the adoption of Statement No. 142, Goodwill and Other Intangible Assets, business acquisition goodwill is no longer ratably amortized into the income statement over an estimated life, but rather is tested at least annually for impairment. Consistent with the provisions of Statement No. 147, Acquisitions of Certain Financial Institutions — an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9, Sterling continues to amortize its branch purchase goodwill over a twenty-year period.
      Intangible assets — Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Sterling’s intangible assets have finite lives and are amortized over their estimated useful lives. Intangible assets are also subject to impairment testing when an indication of impairment exists.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
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
      Advertising — Sterling expenses advertising costs as incurred. The expenses for 2004, 2003, and 2002 were $1,458,000, $1,379,000 and $1,545,000.
      Revenue Recognition — Non-interest income is recognized on the accrual basis of accounting.
      Stock Compensation Plan — Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value-based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. Stock options issued under Sterling’s stock incentive plan have no intrinsic value at the grant date, and under Opinion No. 25, no compensation cost is recognized for them. Sterling has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided proforma disclosures of net income, earnings per share and other disclosures, as if the fair value based method of accounting had been applied.
      In December 2004, the FASB issued FASB Statement No. 123R, Share-Based Payment, (SFAS 123R). SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS 123R will be effective for periods beginning after June 15, 2005 and allows, but does not require, companies to restate the full fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS 123R. Sterling has not yet determined which fair-value method and transitional provision it will follow. However, Sterling expects that the adoption of SFAS 123R will have an impact on its results of operations, as shown in the proforma disclosure below. Sterling does not expect that the adoption of SFAS 123R will have a material impact to its overall financial position. The calculation of compensation cost for share-based payment transactions after the effective date of SFAS 123R may be different from the calculation of compensation cost under SFAS 123R, but such differences have not yet been quantified by Sterling’s management.
      Earnings Per Share — Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if potential dilutive common shares had been issued. Potential common shares that may be issued by Sterling used in the dilutive per share calculation consist solely of outstanding stock options and are determined using the treasury stock method.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      Earnings per common share have been computed based on the following:

	Years Ended December 31,

	2004	2003	2002

Net income available to stockholders	$33,329	$29,059	$24,745

Average number of shares outstanding	21,772,481	21,224,302	20,849,318
Effect of dilutive stock options	348,664	223,969	179,180

Average number of shares outstanding used to calculate diluted earnings per common share	22,121,145	21,448,271	21,028,498

Per share information:
Basic earnings per share	$1.53	$1.37	$1.19
Diluted earnings per share	1.51	1.35	1.18
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

	Years Ended December 31,

	2004	2003	2002

Net income	$33,329	$29,059	$24,745
Other comprehensive income, net of tax expense (benefit):
Unrealized holding gains (losses) on available for sale securities, net of taxes 2004-$(1,409), 2003-$(159), 2002-$5,231	(2,583)	(276)	9,645
Reclassification adjustment for securities (gains) in income, net of taxes 2004-$725, 2003-$179, 2002-$(161)	(1,346)	(332)	299
Unrealized gains (losses) on derivatives used in cash flow hedging relationships, net of taxes of 2004-$204, 2003-$257, 2002-$(797)	336	136	(1,078)

	(3,593)	(472)	8,866

Comprehensive income	$29,736	$28,587	$33,611

      The ending accumulated balances for each item included in accumulated other comprehensive income, net of related income taxes, were as follows:

	December 31,

	2004	2003

Accumulated unrealized gains on securities available-for-sale	$10,840	$14,769
Accumulated unrealized losses on derivatives used in cash flow hedging relationships	(606)	(942)

	$10,234	$13,827

      Reclassifications — Certain items in the 2003 and 2002 consolidated financial statements have been reclassified to conform to the 2004 presentation format. Such reclassifications had no impact on net income.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      Recent Accounting Pronouncements — In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 03-3 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” This statement addresses accounting for differences between contractual cash flows expected to be collected from an investor’s initial investment in non-homogeneous loans acquired in a transfer if those differences are attributable, at least in part, to credit quality. This statement limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. This statement requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. Subsequent increases in cash flows expected to be collected should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. This statement is effective for loans acquired in fiscal years beginning after December 15, 2004.
Note 2 — Business Combinations
      Equipment Finance LLC — On February 28, 2002, Sterling acquired 100 percent of the outstanding common shares of Equipment Finance, Inc. (EFI), a Lancaster-based commercial finance company. The results of EFI’s operations have been included in the consolidated financial statements since that date. EFI specializes in financing forestry and land clearing equipment through more than 150 equipment dealer locations ranging from Maine to Florida. As a result of the acquisition, Sterling has enhanced earnings and provided financial product diversification.
      The transaction was accounted for under the provisions of Statement No. 141, Business Combinations, which requires assets acquired and liabilities assumed to be recorded at their fair value on the date of the acquisition. The carrying amounts of the assets acquired, primarily loan receivables, and the liabilities assumed, primarily borrowings, on February 28, 2002, approximated their fair value. The excess of the acquisition cost over the fair value of the net assets acquired has been recorded as goodwill. Goodwill recognized in this transaction was approximately $17,220,000, which was assigned to the commercial finance segment. The goodwill is not expected to be written off for tax purposes.
      The aggregate purchase price was $30,500,000 including $9,502,000 of cash and common stock valued at $20,998,000. The value of the 954,452 common shares issued was based on the closing price of Sterling common stock at the time the Agreement and Plan of Reorganization (Merger Agreement) was entered into. In accordance with the terms of the Merger Agreement, there is no contingent consideration associated with this transaction. An escrow account of $1,065,000 was established and will be released in three years after the acquisition date, upon determination that no unknown claims or liabilities existed as of the acquisition date. As of December 31, 2004, $532,000 was released from escrow in accordance with the terms of the agreement, and $533,000 is expected to be released in February 2005.
      Church Capital Management, Inc. and Bainbridge Securities, Inc. — On October 15, 2003, Sterling acquired 100 percent of the outstanding common shares of Church Capital Management, Inc. and its affiliate, Bainbridge Securities, Inc. Church Capital Management is a SEC Registered Investment Advisor with assets under management of approximately $690,000,000. Bainbridge Securities is a National Association of Securities Dealers (NASD) securities broker/ dealer offering a wide array of investment services. As a result of the acquisition, Sterling expects to enhance earnings and provide financial product diversification.
      In connection with the completion of the acquisitions of Church and Bainbridge, Sterling issued 359,998 shares of its common stock and paid $7,920,000. In addition, 240,002 shares of Sterling’s common stock and $5,280,000 were placed in escrow, which will be released over the next five years based upon Church and Bainbridge reaching specified performance criteria and the resolution, including settlement, if any, of

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
outstanding litigation at the date of acquisition. Based on the closing price of Sterling’s common stock at the time the agreements were entered into, the 600,000 shares of common shares were valued at $12,192,000.
      The transaction was accounted for under the provisions of Statement No. 141, Business Combinations. The purchase price allocation included $38,000 to premises and equipment and $5,110,000 to finite-lived intangible assets, including $3,700,000 to customer list, $480,000 to trademarks, and $930,000 to covenants not to compete. The intangible assets have a weighted average life of approximately 7 years. The remaining portion of the purchase price, or $12,218,000, was assigned to goodwill within the Trust and Investment Services segment. This transaction will generate additional goodwill, as the cash and shares held in escrow are released upon the satisfaction of the specified performance criteria. The goodwill is not expected to be written off for tax purposes.
      Corporate Healthcare Strategies, Inc. — On May 28, 2004, Sterling acquired 100 percent of the outstanding common shares of Corporate Healthcare Strategies, Inc. d/b/a StoudtAdvisors. StoudtAdvisors is headquartered in Lancaster, Pennsylvania. As a result of the acquisition, Sterling plans to enhance earnings and provide financial product diversification.
      In connection with the completion of the acquisition of StoudtAdvisors, Sterling issued 282,657 shares of its common stock and paid $7,398,000. In addition, 121,139 shares of Sterling’s common stock and $2,640,000 are to be paid out over the next four years contingent upon StoudtAdvisors reaching specified performance criteria. Based on the closing price of Sterling’s common stock on May 25, 2004, the 282,657 shares of common stock were valued at $7,162,000.
      The transaction was accounted for under the provisions of Statement No. 141, Business Combinations. The purchase price allocation included $6,624,000 to finite-lived intangible assets, including $6,234,000 to customer lists, $140,000 to vendor contracts, and $250,000 to covenants not to compete. The intangible assets have lives ranging from 2 to 12 years, and a weighted average life of 4 years. The remaining portion of the purchase price, or $9,330,000, was assigned to goodwill within the Insurance Services segment. The goodwill is expected to be amortized for tax purposes.
      Lancaster Insurance Group, LLC — As a result of the purchase of the remaining fifty percent of Lancaster Insurance Group’s membership interests effective July 1, 2004, this affiliate became a consolidated subsidiary of Sterling. Sterling paid $225,000 to obtain the remaining fifty percent of the outstanding membership interests of this entity. To the extent that the purchase price exceeded tangible and intangible assets, the amount was allocated to goodwill.
      Pennsylvania State Bank — On December 3, 2004, Sterling completed the acquisition of The Pennsylvania State Banking Company, parent company of Pennsylvania State Bank. At the date of acquisition, The Pennsylvania State Banking Company was merged into Sterling, and Pennsylvania State Bank became a wholly-owned subsidiary of Sterling. Sterling acquired Pennsylvania State Bank in order to enhance its banking franchise by entering the Cumberland and Dauphin counties of Pennsylvania.
      In connection with this transaction, Sterling acquired all of the outstanding shares of The Pennsylvania State Banking Company common stock for cash consideration of $11,436,000, shares of Sterling’s common stock valued at $34,296,000, and the exchange of stock options to Sterling’s options fair valued at $2,440,000. In addition, shares of The Pennsylvania State Banking Company valued at $421,000 owned by Sterling were not exchanged into Sterling shares, but are included in the acquisition cost.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Assets:
Cash and due from banks	$3,998
Securities	33,075
Net loans	151,951
Other assets	11,112

Total assets	$200,136

Liabilities:
Total deposits	$156,389
Short-term borrowings	10,714
Long-term borrowings	18,195
Other liabilities	3,119

Total liabilities	$188,417

      In accordance with FAS 141, Sterling used the purchase method of accounting to record this transaction. The $33,416,000 of goodwill recorded in connection with the acquisition of The Pennsylvania State Banking Company is calculated below. The goodwill recorded was allocated to the banking segment in accordance with FAS 142 as all of the assets and liabilities acquired are related to the banking reporting unit.

Total consideration	$48,593

Less: Net assets acquired	16,242
Core deposit intangible (ten year accelerated amortization)	3,804
Trademark (not subject to amortization)	237

20,283

Plus: Revaluation adjustments:
Securities mark-to-market (5 year weighted average life)	(195)
Loans mark-to-market (3 year weighted average life)	11
Deposits mark-to-market (2 year weighted average life)	549
FHLB advances mark-to-market (3 year weighted average life)	695
Premises mark-to-market (40 year life)	1,791

2,851

Plus: Severance and supplemental retirement benefits	1,900
Capitalized acquisition costs	583
Less: Deferred taxes on above	228

Goodwill	$33,416

      The goodwill acquired in connection with The Pennsylvania State Banking Company will not be amortized for tax purposes.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Note 3 —	Restrictions on Cash and Due from Banks
      Sterling’s subsidiary banks are required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank, against their deposit liabilities. The average amount of these reserve balances for the year ended December 31, 2004 were approximately $10,013,000. Balances maintained at the Federal Reserve Bank are included in cash and due from banks.

Note 4 —	Securities
      The amortized cost and fair values of securities were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2004:
Available-for sale:
U.S. Treasury securities	$2,739	$50	$—	$2,789
U.S. Government agencies	129,910	484	2,892	127,502
State and political subdivisions	221,023	10,312	595	230,740
Mortgage-backed securities	27,742	593	7	28,328
Corporate securities	64,833	2,023	6	66,850

Subtotal	446,247	13,462	3,500	456,209
Equity securities	4,586	6,736	12	11,310

Total	$450,833	$20,198	$3,512	$467,519

Held-to-maturity:
U.S. Treasury securities	$105	$—	$—	$105
State and political subdivisions	20,426	765	—	21,191
Mortgage-backed securities	87	2	—	89
Corporate securities	620	—	—	620

Subtotal	21,238	767	—	22,005
Equity securities	12,914	—	—	12,914

Total	$34,152	$767	$—	34,919

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2003:
Available-for sale:
U.S. Treasury securities	$6,923	$176	$—	$7,099
U.S. Government agencies	166,436	1,912	2,819	165,529
State and political subdivisions	217,256	11,861	846	228,271
Mortgage-backed securities	22,814	860	5	23,669
Corporate securities	95,125	5,253	—	100,378

Subtotal	508,554	20,062	3,670	524,946
Equity securities	8,748	6,370	15	15,103

Total	$517,302	$26,432	$3,685	$540,049

Held-to-maturity:
State and political subdivisions	$23,320	$1,442	$—	$24,762
Mortgage-backed securities	172	7	—	179
Corporate securities	622	—	—	622

Subtotal	24,114	1,449	—	25,563
Equity securities	11,842	—	—	11,842

Total	$35,956	$1,449	$—	$37,405

      Included in held-to-maturity equity securities are Federal Reserve Bank stock, Federal Home Loan Bank of Pittsburgh stock and Atlantic Central Bankers Bank stock.
      The amortized cost and fair value of securities at December 31, 2004, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities or call dates because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities		Securities
	Available-for-Sale		Held-to-Maturity

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$40,787	$41,362	$2,005	$2,025
Due after one year through five years	103,196	105,596	14,394	14,959
Due in five years through ten years	140,940	141,888	3,652	3,811
Due after ten years	133,582	139,035	1,100	1,121

	418,505	427,881	21,151	21,916
Mortgage-backed securities	27,742	28,328	87	89

	$446,247	$456,209	$21,238	$22,005

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The following table presents a breakdown by consecutive months of gross unrealized losses and fair value by investment category.

	Less Than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Available for sale:
U.S. Treasury securities	$500	$—	$—	$—	$500	$—
U.S. Government agencies	46,444	336	40,072	2,556	86,516	2,892
State and political subdivisions	16,786	136	11,043	459	27,829	595
Mortgage-backed securities	4,857	4	122	3	4,979	7
Corporate securities	295	5	2	1	297	6

	68,882	481	51,239	3,019	120,121	3,500
Equity securities	4	—	29	12	33	12

Total	$68,886	$481	$51,268	$3,031	$120,154	$3,512

      As of December 31, 2004, there were a total of 117 securities that were in an unrealized loss position, including 31 that have had an unrealized loss for more than 12 months.
      Various indicators are used in determining whether a security is other-than-temporarily impaired, including equity securities, if the market value is below its cost for an extended period of time, or for debt securities, when it is probable that the contractual interest and principal will not be collected. Sterling reviews its securities for impairment at least quarterly, and as a result of this review, impairment charges of $0, $130,000 and $1,160,000 were recorded in the years ended December 31, 2004, 2003 and 2002. The unrealized losses as of December 31, 2004 are primarily attributable to changes in interest rates (i.e., increase in rates since the date of acquiring the debt security). Management does not believe any individual unrealized loss in the table above represents an other-than-temporary impairment.
      Securities pledged secure government and other public deposits, trust deposits, short-term borrowings, and other balances as required or permitted by law were carried at $190,503,000 in 2004 and $184,688,000 in 2003.
      Proceeds from sales of securities available-for-sale were $45,608,000, $74,907,000 and $29,150,000, for the years ended December 31, 2004, 2003 and 2002. Gross gains of $2,186,000, $847,000 and $1,520,000 were realized on these sales for the years ended December 31, 2004, 2003 and 2002. Gross losses of $115,000, $336,000, and $1,980,000 were recognized for the years ended December 31, 2004, 2003 and 2002.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Note 5 —	Loans
      A summary of the balances of loans follows:

	December 31,

	2004	2003

Commercial and agricultural	$494,760	$321,728
Commercial real estate	515,257	453,456
Financial	25,790	19,488
Real estate — construction	61,591	23,471
Real estate — mortgage	78,694	80,674
Consumer	364,991	316,190
Finance receivables, (net of unearned income 2004 — $33,019; 2003 — $23,088)	236,617	171,733
Lease financing receivables (net of unearned income 2004 — $15,586; 2003 — $13,822)	129,571	109,285

Total loans	$1,907,271	$1,496,025

      Information concerning impaired loans is as follows:

	December 31,

	2004	2003

Impaired loans with a valuation allowance	$3,655	$3,136
Impaired loans without a valuation allowance	—	—

Total impaired loans	3,655	3,136

Valuation allowance related to impaired loans	$683	$292

	Years Ended December 31,

	2004	2003	2002

Average investment in impaired loans	$2,780	$5,076	$8,381
Interest income recognized on impaired loans	1	—	28
Interest income recognized on a cash basis on impaired loans	1	—	28
      Impaired loans included $181,000 and $0 of loans that were considered troubled debt restructurings at December 31, 2004 and 2003. The remainder of the impaired loan balance consisted of nonaccrual loans at December 31, 2004 and 2003. Loans over 90 days past due, which were still accruing interest, were $875,000 and $1,513,000 at December 31, 2004 and 2003.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      Changes in the allowance for loan losses are as follows:

	Years Ended December 31,

	2004	2003	2002

Balance at January 1	$14,656	$12,953	$11,071
Allowance acquired in acquisition	1,843	—	837
Provisions for loan losses	4,438	3,697	2,095
Loans charged off	(2,123)	(2,776)	(2,170)
Recoveries of loans previously charged off	497	782	1,120
Reserve on loan commitments transferred to other liabilities	(420)	—	—

Balance at December 31	$18,891	$14,656	$12,953

      During 2004, the allowance for loan losses allocated to unfunded commitments was reclassified to other liabilities. Future reserves required on unfunded commitments will be charged to non-interest expense.
      Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal of mortgage loans serviced for others were $517,778,000, $499,202,000 and $403,559,000 at December 31, 2004, 2003 and 2002. Finance leases serviced for others was $22,849,000, $8,247,000 and $0 at December 31, 2004, 2003 and 2002. Sterling’s bank affiliates maintain sufficient levels of capital to meet their investors’ net worth requirements.

Note 6 —	Mortgage Banking Activities
      Changes in the mortgage servicing rights asset is as follows:

	Years Ended December 31,

	2004	2003	2002

Balance at January 1	$3,350	$2,339	$1,881
Mortgage service rights capitalized	1,073	2,512	1,389
Mortgage service rights amortized	(1,344)	(1,501)	(931)

Balance at December 31	$3,079	$3,350	$2,339

      Information concerning the activity in the related mortgage servicing rights valuation allowance is as follows:

	Years Ended December 31,

	2004	2003	2002

Balance at January 1	$442	$301	$198
Additional valuation allowance recognized (reversed)	(60)	141	103

Balance at December 31	$382	$442	$301

      For valuation purposes, at December 31, 2004 and 2003, Sterling assumed a weighted average discount rate of 9.7% and 8.5%, and assumed prepayments speeds consistent with published rates for Sterling’s market area. Additional factors such as economic data, market trading information, credit risk and professional judgment were used in determining the valuation allowance.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Note 7 —	Premises and Equipment
      A summary of the cost and accumulated depreciation of premises and equipment follows:

	December 31,

	2004	2003

Land	$7,419	$5,962
Buildings	32,265	28,171
Leasehold improvements	3,247	3,135
Equipment, furniture and fixtures	42,595	39,508

	85,526	76,776
Less: Accumulated depreciation	(41,868)	(38,056)

	$43,658	$38,720

      The subsidiaries of Sterling lease certain facilities under operating leases which expire on various dates through 2024. Renewal options are available on these leases. Minimum future rental payments as of December 31, 2004, under non-cancelable real estate leases, are payable as follows:

Due in 2005	$1,586
Due in 2006	1,417
Due in 2007	1,264
Due in 2008	1,142
Due in 2009	888
Thereafter	6,530

Total minimum future rental payments	$12,827

      Total rent expense charged to operations amounted to $1,760,000, $1,517,000 and $1,288,000 for the years ended December 31, 2004, 2003 and 2002.

Note 8 —	Leases
      Information concerning net investment in direct financing leases, included in loans:

	December 31,

	2004	2003

Minimum lease payment receivable	$144,318	$122,438
Residual values	118	—
Lease origination costs	721	669
Unearned income	(15,586)	(13,822)

	$129,571	$109,285

      The allowance for uncollectible lease payments, included in the allowance for loan losses, was $2,352,000 and $2,021,000 at December 31, 2004 and 2003.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      Investments in property on operating leases and property held for lease by major classes is as follows:

	December 31,

	2004	2003

Automobiles	$29,145	$30,364
Heavy truck, trailers and buses	20,878	19,745
Trucks, light and medium duty	48,317	45,691
Other	33,168	31,337

	131,508	127,137
Less: Accumulated depreciation	(73,033)	(69,246)

	$58,475	$57,891

      Minimum future rentals on noncancelable finance and operating leases as of December 31, 2004, are as follows:

	Finance	Operating

Due in 2005	$54,901	$23,606
Due in 2006	41,524	12,580
Due in 2007	27,729	6,581
Due in 2008	14,087	1,743
Due in 2009	5,502	363
Thereafter	575	—

Total minimum future rentals	$144,318	$44,873

Note 9 —	Goodwill and Intangible Assets
      The changes in the carrying amount of goodwill, by business segment, for the two years ended December 31, 2004 were as follows:

			Trust &	Insurances
	Community	Commercial	Investment	Related
	Banking	Finance	Services	Services	Total

Balance, January 1, 2003	$1,140	$17,220	$—	$—	$18,360
Goodwill acquired	—	—	12,218	—	12,218
Impairment losses	—	—	—	—	—
Amortization of branch purchase goodwill	(88)	—	—	—	(88)

Balance, December 31, 2003	1,052	17,220	12,218	—	30,490
Goodwill acquired	33,416	—	2,032	9,500	44,948
Impairment losses	—	—	—	—	—
Amortization of branch purchase goodwill	(88)	—	—	—	(88)

Balance, December 31, 2004	$34,380	$17,220	$14,250	$9,500	$75,350

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      A summary of intangible assets is as follows:

	December 31, 2004		December 31, 2003

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Finite-lived assets:
Core deposit intangible	$4,785	$(1,003)	$981	$(917)
Customer list	10,013	(1,247)	3,700	(55)
Trademark	480	(80)	480	(11)
Covenants not to compete	1,180	(196)	930	(25)
Vendor agreements	140	(41)	—	—

	16,598	(2,567)	6,091	(1,008)

Non-finite lived intangible assets:
Trademark	237	—	—	—
	$16,835	$(2,567)	$6,091	$(1,008)

      Amortization expense on finite-lived intangible assets is estimated to be $2,678,000, $2,427,000, $2,203,000, $2,032,000 and $1,848,000 for the years ending December 31, 2005, 2006, 2007, 2008 and 2009.

Note 10 —	Deposits
      The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2004 and 2003 were $149,201,000 and $140,250,000.
      At December 31, 2004, the scheduled maturities of time deposits are as follows:

Due in 2005	$304,263
Due in 2006	252,243
Due in 2007	113,081
Due in 2008	99,491
Due in 2009	13,208
Thereafter	3,521

Total	$785,807

Note 11 —	Short-Term Borrowings
      Short-term borrowings and weighted average interest rates consist of the following:

	December 31,

	2004		2003

	Amount	Rate	Amount	Rate

Federal funds purchased	$42,500	2.49%	$—	—%
Securities sold under repurchase agreements	21,159	1.26%	7,794	0.73%
Interest-bearing demand notes issued to the U.S. Treasury	5,109	1.87%	6,084	0.73%
Lines of credit	30,000	3.21%	30,000	2.14%

Total	$98,768		$43,878

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The securities sold under repurchase agreements represent collateral to the lending party and are obligations of U.S. agencies and corporations. These securities are maintained under Sterling’s control. As of December 31, 2004, Sterling had unused short-term funding commitments totaling $29,000,000.
Note 12 — Long-Term Debt
      Long-term debt consists of the following:

	December 31,

	2004	2003

FHLB advances:
Redeemable advances, 3.13%-6.99%, due 2007-2014, with a weighted average interest rate of 4.48% and 5.50% at December 31, 2004 and 2003	$73,725	$60,000
Nonredeemable fixed rate advances, 1.74%-5.06%, due 2005-2009, with a weighted average interest rate of 3.06% and 3.12% at December 31, 2004 and 2003	111,495	106,288
Nonredeemable fixed rate, amortizing advances, 3.00%-4.33%, due 2007-2011, with a weighted average interest rate of 4.27% and 4.29% at December 31, 2004 and 2003	6,939	9,936
Notes payable to two financial institutions, generally with an original maturity of 36 months. Interest rates on the notes range from 3.84% to 5.23%, with a weighted average interest rate of 5.08% and 4.50% at December 31, 2004 and 2003. The notes mature through 2007	20,772	12,869
Note payable with an original term of 36 months due in 2007 with equal monthly principal payments and a variable rate of interest based on the 30 day LIBOR rate. The rate resets monthly and was 2.88% at December 31, 2004	9,444	—
Notes payable with an original term of 24 months due in 2006 with balloon principal payments at maturity and a variable rate of interest based on the 30-day LIBOR rate. The rate resets monthly and was 3.54% at December 31, 2004	10,000	—
Note payable due in 2008 with a variable note of interest based on the 30 day LIBOR rate. The rate resets monthly and was 4.71% at December 31, 2004	327	—
Note payable with an original term of 36 months due in 2005 with even quarterly principal payments and a fixed rate of interest of 5.25%	337	1,669
Note payable with an original term of 24 months due in 2004 and a variable rate of interest based on the 30 day LIBOR rate. The rate reset monthly	—	5,000

	$233,039	$195,762

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The contractual maturities of long-term debt as of December 31, 2004, are shown below. Actual maturities may differ from contractual maturities due to the convertible features of the FHLB advances, which may be prepaid by Sterling, in the event the FHLB converts them to adjustable rate.

Due in 2005	$53,377
Due in 2006	54,695
Due in 2007	45,284
Due in 2008	20,281
Due in 2009	4,110
Thereafter	55,292

Total	$233,039

      Under the terms of the notes payable to financial institutions, Sterling is required to meet certain conditions, including specific financial ratios, as measured on a periodic basis. Sterling was in compliance with these covenants during the periods presented. As of December 31, 2004, Sterling has unused funding commitments from these financial institutions and the FHLB totaling $267,800,000.
Note 13 — Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts and Corporation-Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts Holding Solely Debentures of the Corporation
      Sterling has three non-consolidated subsidiary trusts, Sterling Financial Statutory Trust I, Sterling Financial Statutory Trust II and Sterling Financial Statutory Trust III, of which 100% of the common equity is owned by Sterling. The trusts were formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the capital securities) to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of Sterling (the debentures). The debentures held by each trust are the sole assets of that trust. Distributions on the capital securities issued by each trust are payable quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. Sterling has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees.
      A summary of the junior subordinated debentures from Sterling to the subsidiary trusts is as follows:

	December 31,

	2004	2003

Debenture issued to Sterling Financial Statutory Trust I, first redeemable, in whole or part, by Sterling on March 26, 2007. Interest payable quarterly at a floating rate of LIBOR plus 360 basis points (6.15% at December 31, 2004), and matures in 2032	$20,619	$20,619
Debenture issued to Sterling Financial Statutory Trust II, first redeemable, in whole or part, by Sterling on June 26, 2008. Interest payable quarterly at a fixed rate of 5.55%, and matures in 2033	36,083	36,083
Debenture issued to Sterling Financial Statutory Trust III, first redeemable, in whole or part, by Sterling on December 2, 2009. Interest payable quarterly at a fixed rate of 6.00%, and matures in 2034	15,464	—

	$72,166	$56,702

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Note 14 —	Income Taxes
      The allocation of income taxes between current and deferred is as follows:

	Years Ended December 31,

	2004	2003	2002

Current:
Federal	$11,063	$8,813	$5,151
State	552	615	931

	11,615	9,428	6,082

Deferred:
Federal	212	840	2,046
State	33	47	(1,110)

	245	887	936

Total	$11,860	$10,315	$7,018

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
      The reason for the differences between the federal statutory income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,

	2004	2003	2002

Pretax income	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
Tax-exempt interest income	(9.7)%	(10.7)%	(12.2)%
Disallowed interest	0.7%	0.8%	1.2%
Dividends paid deduction	(0.5)%	—	—
Low-income housing credits	(0.2)%	(0.3)%	(0.4)%
State tax (benefit), net of federal impact	0.8%	1.1%	(1.4)%
Other, net	0.1%	0.3%	—

Effective tax rates	26.2%	26.2%	22.2%

      The income tax provision (benefit) includes $725,000, $179,000 and ($161,000) of income taxes relating to realized securities gains (losses) for the years ended December 31, 2004, 2003 and 2002.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The significant components of Sterling’s deferred tax assets and liabilities are as follows:

	December 31,

	2004	2003

Deferred tax assets:
Allowance for loan losses	$6,772	$5,198
Employee benefit plans	1,520	649
Accrued directors fees	627	569
State net operating loss carryforwards	630	522
Restructuring charge reserve	499	221
Securities impairment reserve	135	305
Others	632	183

	10,815	7,647
Valuation allowance	(630)	(465)

	10,185	7,182

Deferred tax liabilities:
Leasing	13,803	11,607
Premises and equipment	921	737
Deferred loan fees	307	353
Securities accretion	147	188
Accumulated other comprehensive income	5,748	7,440
Purchase accounting amortization	2,749	1,757
Other	157	222

	23,832	22,304

Net deferred tax liability	$(13,647)	$(15,122)

      The net deferred tax liability is included in other liabilities. As of December 31, 2004, Sterling has state net operating loss carry forwards of $9,706,000 that expire through the year 2024. Management does not believe these net operating loss carry forwards will be utilized prior to their expiration, and as such, a valuation allowance has been provided for them.
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

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The following outstanding instruments have contract amounts that represent credit risk.

	December 31,

	2004	2003

Commitments to extend credit:
Unused home equity lines of credit	$79,299	$59,550
Other commitments to extend credit	349,488	264,329
Standby letters of credit	88,467	67,557
      Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer and generally consists of real estate. Excluded from these amounts are commitments to extend credit in the form of check credit or related plans.
      Standby letters of credit are conditional commitments issued by Sterling to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially, all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Sterling generally holds collateral supporting those commitments if deemed necessary.
Derivative Financial Instruments
      Sterling is a party to derivative instruments in the normal course of business to manage its own exposure to fluctuations in interest rates and to meet the financing needs of its customers.
Asset liability management
      Sterling enters into derivative transactions principally to manage the risk of price or interest rate movements on the value of certain assets and liabilities and on future cash flows. A summary of the interest rate contracts is as follows:

	December 31, 2004		December 31, 2003

	Notional	Carrying	Notional	Carrying
	Amount	Value	Amount	Value

Interest rate swap agreements:
Pay fixed/receiving floating	$25,000	$(564)	$25,000	$(1,480)
Pay floating/received fixed	25,000	(378)	—	—
      Interest rate swaps have been used to hedge cash flow variability related to floating rate assets and liabilities. Gains and losses on derivative instruments reclassified from accumulated other comprehensive income to current-period earnings are included in the line item in which the hedged cash flows are recorded. At December 31, 2004, other comprehensive income included a deferred after-tax unrealized loss of $606,000 versus $942,000 at December 31, 2003. A portion of the amount in other comprehensive income was

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
reclassified from other comprehensive income to the appropriate income statement line item as net settlements occur, as follows:

	Years Ended
	December 31,

	2004	2003	2002

Interest income-commercial loans	$338	$—	$—
Interest expense-borrowed funds	870	918	543
      Interest rate options, which include caps, are contracts that transfer, modify, or reduce interest rate risk in exchange for the payment of a premium when the contract is initiated. A premium is paid for the right, but not the obligation, to buy or sell a financial instrument at predetermined terms in the future. At December 31, 2003, the notional amount of an interest rate cap purchased was $5,000,000, and its carrying value was reduce to zero. This interest rate cap expired in 2004.
      In May 2003, Sterling entered into two equity put options as fair value hedges to protect Sterling from risk that the fair value of its SLM Corporation stock might be adversely impacted by the changes in market price. The two equity put options each cover 30,000 shares of SLM’s stock, one with a valuation date in May 2004 that has since expired with no payment due, and the second with a valuation date of May 2006. If, at the valuation date, the stock price is below the reference price ($33.81), the counterparty will pay the difference between the stock’s price on the valuation date and its reference price to Sterling. Sterling paid $258,000 for these two put options. As of December 31, 2004 the fair value was $9,000 versus $84,000 at December 31, 2003. This change was charged to other non-interest expense. At December 31, 2004, the trading price of the SLM Corporation stock was $53.39.
Customer Related
      Beginning in the third quarter of 2003, Sterling entered into interest rate contracts (including interest rate caps and interest rate swap agreements) to facilitate customer transactions and meet their financing needs. This portfolio is actively managed and hedged with offsetting contracts, with identical terms, with third-party counterparties. A summary of the customer related interest rate contracts and offsetting contracts with third-party counterparties is as follows:

	December 31, 2004		December 31, 2003

	Notional	Carrying	Notional	Carrying
	Amount	Value	Amount	Value

Interest rate swap agreements:
Pay fixed/receiving floating	$11,673	(72)	$7,000	(33)
Pay floating/received fixed	11,673	72	7,000	33
Interest rate caps written	9,931	(12)	6,000	(27)
Interest rate caps purchased	9,931	12	6,000	27
      Changes in the estimated fair value of customer related contracts and related interest settlements, net of the offsetting counterparty contracts, are recorded in non-interest income. Fees collected from customers for these transactions are recognized over the life of the contract. For the years ended December 31, 2004 and 2003, fees of $14,000 and $28,000 are included in other non-interest income.
      Sterling believes it has reduced market risk on its customer related derivative contracts through the offsetting contractual relationships with counterparties. However, if a customer or counterparty fails to perform, credit risk is equal to the extent of the fair value gain in a derivative. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes Sterling, and results in credit risk to Sterling. When the fair value of a credit risk is negative, Sterling owes the

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
customer or counterparty, and therefore, has no credit risk. Sterling minimizes the credit risk in derivative instruments by including derivative credit risk in its credit underwriting procedures, and by entering into transactions with a high-quality counterparties that are reviewed periodically by Sterling’s treasury department.
Note 16 — Stockholders’ Equity and Regulatory Matters
      Sterling maintains a dividend reinvestment and stock purchase plan. Under the plan, shareholders may purchase additional shares of Sterling’s common stock at the prevailing market prices with reinvested dividends and voluntary cash payments. Sterling reserved 2,153,320 shares of the corporation’s common stock to be issued under the dividend reinvestment and stock purchase plan. As of December 31, 2004, 1,659,307 shares were available to be issued under the plan.
      Sterling also maintains a directors’ stock compensation plan (Directors’ Plan). Under the Directors’ Plan, each non-employee director is entitled to receive shares of Sterling’s common stock each July 1. Sterling reserved 49,219 shares of the corporation’s common stock to be issued under the directors’ stock compensation plan. As of December 31, 2004, 4,968 shares were available to be issued under the plan.
      In May 2003, Sterling’s Board of Directors authorized the repurchase of up to 1,042,692 shares of its common stock. Shares repurchased are held for reissuance in connection with Sterling’s stock compensation plans and for general corporate purposes. During 2004 and 2003, Sterling repurchased 75,000 and 93,750 shares of its common stock, at an average price of $21.99, under this repurchase plan. As of December 31, 2004, 873,942 shares remain authorized for repurchase under the plan.
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
      Quantitative measures established by regulation to ensure capital adequacy require Sterling and its banking subsidiaries to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined) to average assets (as defined in the Regulations). Management believes, as of December 31, 2004 and 2003, that Sterling and each of the banks met all minimum capital adequacy requirements to which they are subject.
      As of December 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation, the banks were categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” institutions must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There have been no conditions or events since the

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
notification that management believes have changed the banks’ category. Sterling’s and the banks’ actual capital amounts and ratios as of December 31, 2004 and 2003 are also presented in the table.

					Minimum To Be
					Well Capitalized
					Under Prompt
					Corrective Action
	Actual		Minimum		Provisions

	Amount	Ratio	Amount	Ratio	Amount		Ratio

December 31, 2004
Total capital to risk weighted assets
Sterling (consolidated)	$277,271	12.2%	$181,418	8.0%	$	n/a	n/a
Bank of Lancaster County, N.A.	173,363	11.6%	119,285	8.0%		149,107	10.0%
Bank of Hanover and Trust Company	59,097	12.4%	38,165	8.0%		47,706	10.0%
Pennsylvania State Bank	18,188	10.8%	13,471	8.0%		16,839	10.0%
First National Bank of North East	10,388	13.8%	6,035	8.0%		7,543	10.0%
Tier 1 capital to risk weighted assets
Sterling (consolidated)	254,787	11.2%	90,709	4.0%		n/a	n/a
Bank of Lancaster County, N.A.	158,391	10.6%	59,643	4.0%		89,464	6.0%
Bank of Hanover and Trust Company	54,919	11.5%	19,082	4.0%		28,623	6.0%
Pennsylvania State Bank	16,294	9.7%	6,735	4.0%		10,103	6.0%
First National Bank of North East	9,741	12.9%	3,017	4.0%		4,526	6.0%
Tier 1 capital to average assets
Sterling (consolidated)	254,787	10.0%	98,234	4.0%		n/a	n/a
Bank of Lancaster County, N.A.	158,391	9.7%	65,026	4.0%		81,282	5.0%
Bank of Hanover and Trust Company	54,919	8.0%	27,350	4.0%		34,188	5.0%
Pennsylvania State Bank	16,294	8.5%	7,646	4.0%		9,558	5.0%
First National Bank of North East	9,741	7.8%	4,995	4.0%		6,243	5.0%
December 31, 2003
Total capital to risk weighted assets
Sterling (consolidated)	$244,621	13.4%	$145,952	8.0%	$	n/a	n/a
Bank of Lancaster County, N.A.	156,863	12.3%	101,630	8.0%		127,037	10.0%
Bank of Hanover and Trust Company	55,875	12.6%	35,468	8.0%		44,335	10.0%
First National Bank of North East	10,124	13.5%	5,986	8.0%		7,482	10.0%
Tier 1 capital to risk weighted assets
Sterling (consolidated)	227,106	12.4%	72,976	4.0%		n/a	n/a
Bank of Lancaster County, N.A.	144,523	11.4%	50,815	4.0%		76,222	6.0%
Bank of Hanover and Trust Company	52,538	11.9%	17,734	4.0%		26,601	6.0%
First National Bank of North East	9,528	12.7%	2,993	4.0%		4,489	6.0%
Tier 1 capital to average assets
Sterling (consolidated)	227,106	10.0%	90,546	4.0%		n/a	n/a
Bank of Lancaster County, N.A.	144,523	9.8%	59,281	4.0%		74,101	5.0%
Bank of Hanover and Trust Company	52,538	7.9%	26,672	4.0%		33,340	5.0%
First National Bank of North East	9,528	7.9%	4,833	4.0%		6,041	5.0%

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Note 17 — Employee Benefit Plans
      Sterling sponsors a qualified postretirement benefit plan that provides certain healthcare insurance benefits for retired employees who have reached minimum age and years of service eligibility requirements.
      The change in benefit obligation and the change in fair value of plan assets related to other postretirement benefits for each of the years in the two-year period ended December 31, 2004, is as follows:

	Other Post-Retirement
	Benefits

	2004	2003

Change in benefit obligation
Benefit obligation at beginning of year	$1,977	$1,561
Service cost	94	85
Interest cost	114	94
Benefit payments	(90)	(65)
Change in discount rate and plan amendments	398	302

Benefit obligation at end of year	2,493	1,977

Change in plan assets
Fair value of plan assets at beginning of year	—	—
Return on plan assets	—	—
Employer contributions	90	65
Benefit payments	(90)	(65)

Fair value of plan assets at end of year	—	—

Reconciliation of funded status
Funded status of plans	(2,493)	(1,977)
Unrecognized net transition obligation	73	83
Unrecognized prior service costs	129	143
Unrecognized net (gains) losses	583	184

Accrued benefit expense	$(1,708)	$(1,567)

      The discount rate used in determining the accrued post retirement benefit expense was 5.75% in 2004 compared to 6.00% in 2003.
      The components of the retirement benefit costs are presented below.

	Years Ended
	December 31,

	2004	2003	2002

Retirement benefit costs
Service cost	$94	$85	$66
Interest cost	114	94	80
Amortization of transition losses	9	8	9
Amortization of unrecognized prior service cost	14	14	14
Actuarial losses	—	—	(20)

Net retirement benefits costs	$231	$201	$149

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      Healthcare cost trend rates assumed with respect to other postretirement benefits in measuring the accumulated postretirement benefit were 9.5% at December 31, 2004, grading down 1.0% per year to an ultimate rate of 4.5%. The healthcare cost trend rate assumption has a significant effect on the amounts reported. The following table reflects the effect of a 1.0% point increase and a 1.0% point decrease in the healthcare cost trend rates.

	1% Point	1% Point
	Increase	Decrease

Effect on total of service and interest cost components	$26	$(23)
Effect on postretirement benefit obligation	230	(202)
      The measurement date for the post retirement benefits is September 30 of each year.
      In May 2004, the FASB issued Staff Position 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement Modernization Act of 2003, or FSP 106-2. FSP 106-2 supersedes FSP 106-1, and provides guidance on the accounting disclosure, effective date and transition requirements related to the Medicare Prescription Drug Act. The Medicare Prescription Drug Act expands on existing Medicare benefits, primarily adding a prescription drug benefit for Medicare-eligible retirees beginning in 2006. The law also provides a federal subsidy to companies that sponsor post-retirement benefit plans that provide prescription drug coverage as long as the coverage is actuarially equivalent to Medicare Part D. FSP 106-2 was effective in the third quarter of 2004. At this time, Sterling is awaiting guidance from the Department of Health and Human Services to determine if its coverage meets the actuarially equivalent guidance. The accumulated plan obligation and related benefit costs do not presently include the federal subsidy, if any, for which Sterling may be eligible. Sterling does not feel that the adoption of this standard will have a significant impact on its results of operations, financial position or liquidity.
      Sterling Financial Corporation sponsors a 401(k) retirement plan for its eligible employees. Under the salary deferral feature of the plan, a participant may contribute up to 20% of their compensation. Sterling matches contributions equal to 100% of the first 2%, 50% on the next 2% and 25% on the next 4% of the employee’s contributions. The employees may direct the investment of those contributions to one or all of the several funds available. Matching contributions are fully vested and are invested based on the employee’s direction.
      Under the performance incentive feature of the plan, additional contributions are made to participant accounts for each plan year in an amount determined by the Board of Directors based on achieving certain performance objectives. The performance incentive feature is paid entirely in Sterling common stock. Total expense for the performance incentive feature and employer contributions were $1,920,000, $1,596,000 and $1,340,000 for the years ended December 31, 2004, 2003 and 2002.
      The number of Sterling shares owned at December 31, 2004, in the Sterling Financial 401(k) Retirement Plan totaled 1,101,653 shares with an approximate market value of $31,584,000. Dividends totaling $677,000 for the year ended December 31, 2004 were reinvested in additional shares of Sterling common stock.
      In December 2000, Bank of Lancaster County’s Board of Directors approved a resolution that terminated its qualified non-contributory pension plan in 2001, including the freezing of benefits effective February 28, 2001. All excess funds that remain after satisfaction of all liabilities of the plan will be provided to eligible active participants to provide additional retirement income benefits. As a result of the board’s action, plan assets were converted to cash equivalents in the first quarter of 2001. The Bank of Lancaster County also sponsored a retirement restoration plan for any officer whose compensation exceeded mandated levels. The plan was designed to “restore” the level of benefits that is lost to these employees under the qualified retirement plans because of Internal Revenue Code restrictions. Consistent with termination of the qualified non-contributory plan, the Board of Directors also terminated, in 2001, the retirement restoration plan.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      Sterling accounted for the settlement and termination of the qualified non-contributory and retirement restoration plans in accordance with FASB Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. The settlement included lump-sum payments and the purchase of annuity contracts that benefited the participants that were distributed in 2002. In connection with the settlement of these two plans in 2002, the net retirement expense recorded for the year ended December 31, 2002 was $293,000.
      Sterling’s affiliates have non-qualified supplemental retirement and deferred compensation contracts with certain directors and key employees to provide these individuals with a mechanism to defer a portion of their compensation, provide additional retirement benefits, or to provide their beneficiary a benefit in the event of pre-retirement death. At December 31, 2004 and 2003, the present value of the future liability was $4,666,000 and $2,251,000, respectively. For the years ended December 31, 2004, 2003 and 2002, $476,000, $94,000 and $830,000, respectively, was charged to expense in connection with these plans. Sterling has indirectly funded these plans through the purchase of life insurance policies, which have an aggregate cash surrender value of $7,199,000 and $2,290,000 at December 31, 2004 and 2003
Note 18 — Stock Compensation
      Sterling has an omnibus stock incentive plan under which incentive and nonqualified stock options, stock appreciation rights, or restricted stock may be issued. To date, only incentive and nonqualified stock options have been issued under the plan. The options are granted periodically to key employees at a price not less than the fair value of the shares at the date of grant, and have a term of ten years. As of December 31, 2004, Sterling had approximately 703,000 shares of common stock reserved for issuance under the stock incentive plans, which was approved by shareholders. In connection with the acquisition of The Pennsylvania State Banking Company, Sterling assumed 154,917 options granted and outstanding to their employees and directors at the closing date. No additional stock option awards will be granted under The Pennsylvania State Banking Company Plan.
      As currently permitted, Sterling accounts for its stock incentive plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost for option grants are reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
share if Sterling had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Years Ended December 31,

	2004	2003	2002

Net income:
As reported	$33,329	$29,059	$24,745
Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,561)	(1,006)	(917)

Proforma	$31,768	$28,053	$23,828

Basic earnings per share:
As reported	$1.53	$1.37	$1.19
Proforma	1.46	1.32	1.14
Diluted earnings per share:
As reported	$1.51	$1.35	$1.18
Proforma	1.44	1.31	1.13
      The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended
	December 31,

	2004	2003	2002

Dividend yield	2.70%	3.04%	3.40%
Risk-free interest rate	3.53%	3.70%	4.90%
Expected life (in years)	7	7	7
Expected volatility	39.2%	41.4%	45.3%
      In December 2004, the FASB issued FASB Statement No. 123R, Share-Based Payment, (SFAS 123R). SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS 123R will be effective for periods beginning after June 15, 2005 and allows, but does not require, companies to restate the full fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS 123R. Sterling has not yet determined which fair-value method and transitional provision it will follow. However, Sterling expects that the adoption of SFAS 123R will have an impact on its results of operations, as shown in the proforma disclosure above. Sterling does not expect that the adoption of SFAS 123R will have a material impact to its overall financial position. The calculation of compensation cost for share-based payment transactions after the effective date of SFAS 123R may be different from the calculation of compensation cost under SFAS 123R, but such differences have not yet been quantified by Sterling’s management.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      A summary of the status of Sterling’s stock option plans is presented below:

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at January 1	979,721	$15.94	811,476	$14.80	695,906	$14.13
Granted	262,814	23.72	304,156	17.95	230,000	14.95
Options assumed in acquisition	154,917	12.06	—	—	—	—
Exercised	(155,927)	13.51	(119,536)	13.13	(109,430)	10.93
Forfeited	(8,094)	18.15	(16,375)	17.49	(5,000)	11.93

Outstanding at December 31	1,233,431	17.40	979,721	15.94	811,476	14.80

Options exercisable at December 31	714,152	15.17	484,673	15.51	497,083	15.63
Weighted average fair value of options granted during period		$8.11		$6.20		$5.66
      Information pertaining to options outstanding at December 31, 2004, is as follows:

	Options Outstanding			Options Exercisable

			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
Range of	Number	Exercise	Contractual	Number	Exercise	Contractual
Exercise Prices	Outstanding	Price	Life (in years)	Outstanding	Price	Life (in years)

$5.00-5.99	3,360	$5.38	1.0	3,360	$5.38	1.0
6.00-6.99	1,620	6.68	2.0	1,620	6.68	2.0
7.00-7.99	1,645	7.00	2.0	1,645	7.00	2.0
9.00-9.99	8,428	9.38	6.0	8,428	9.38	6.0
10.00-10.99	137,607	10.83	6.3	137,607	10.83	6.3
11.00-11.99	67,361	11.78	5.9	67,361	11.78	5.9
12.00-12.99	39,791	12.52	8.0	39,791	12.52	8.0
14.00-14.99	241,512	14.83	6.6	175,247	14.78	6.4
15.00-15.99	1,667	15.42	5.0	1,667	15.42	5.0
16.00-16.99	11,054	16.87	9.2	11,054	16.87	9.2
17.00-17.99	213,583	17.50	8.2	71,194	17.50	8.2
18.00-18.99	134,012	18.38	6.0	104,845	18.48	5.4
19.00-19.99	12,500	19.25	8.3	4,168	19.25	8.3
20.00-20.99	79,915	21.63	4.0	79,915	21.63	4.0
22.00-22.99	18,750	22.30	8.9	6,250	22.30	8.9
23.00-24.06	260,626	23.72	9.2	—	23.72	9.2

	1,233,431	$17.40	7.2	714,152	$15.17	6.2

      Compensation expense of $375,000 was recorded in 2002 related to the fair value of stock options from former employees whose option terms were modified upon the change in employment status.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Note 19 — Related Party Transactions
      Certain directors and officers of Sterling Financial Corporation and its subsidiaries, their immediate families and companies in which they are principal owners (more than 10%), were indebted to the subsidiary banks during 2004 and 2003. All loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, in the opinion of the management of the banks, do not involve more than a normal risk of collectibility or present other unfavorable features. Total loans to these persons at December 31, 2004 and 2003 amounted to $11,176,000 and $4,942,000, respectively. During 2004, $2,834,000 of new loans were made and repayments totaled $1,357,000. In addition, in connection with the acquisition of Pennsylvania State Bank, loans to their directors and executive officers totaled $4,757,000 at December 31, 2004, and are included in the 2004 total.
Note 20 — Restrictions On Dividends, Loans and Advances
      Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made to Sterling by its subsidiary banks. The amount of dividends that may be paid from the subsidiary banks to Sterling totaled $66,444,000 at December 31, 2004. However, dividends paid by the subsidiary banks would be prohibited if the effect thereof would cause the banks’ capital to be reduced below applicable minimum capital requirements.
      Under current Federal Reserve regulations, the subsidiary banks are limited to the amounts they may loan to their affiliates, including Sterling. Loans to a single affiliate may not exceed 10%, and the aggregate of loans to all affiliates may not exceed 20% of each bank subsidiary’s capital and surplus (as defined by regulation). At December 31, 2004, the maximum amount available for loans to Sterling totaled $26,104,000.
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
      The following methods and assumptions were used by Sterling in estimating fair value disclosures for financial instruments:
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
      Mortgage Servicing Rights: Fair values of mortgage servicing rights are estimated based on the present value of expected net servicing income discounted at a current market rate. The net present value cash flow analysis is prepared using the assumptions that are currently used by bidders of servicing portfolios.
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
      Off-balance sheet instruments: Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair values of off-balance sheet instruments are not significant at December 31, 2004 and 2003.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The estimated fair values and related carrying or notional amounts of Sterling’s financial instruments are as follows:

	December 31,

	2004		2003

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets:
Cash and cash equivalents	$82,855	$82,855	$84,098	$84,098
Interest-bearing deposits in banks	5,813	5,813	4,102	4,102
Short-term investments	6,542	6,542	11,275	11,275
Mortgage loans held for sale	4,345	4,345	11,520	11,520
Securities held-to-maturity	34,152	34,919	35,956	37,405
Securities available-for-sale	467,519	467,519	540,049	540,049
Loans, net	1,765,492	1,784,522	1,374,105	1,410,953
Accrued interest receivable	11,407	11,407	11,236	11,236
Mortgage servicing rights	2,697	4,180	2,908	4,768
Derivative assets	93	93	144	144
Financial Liabilities:
Deposits	$2,015,394	$2,023,299	$1,778,397	$1,795,289
Short-term borrowings	98,768	98,768	43,878	43,878
Long-term debt	233,039	244,340	195,762	208,756
Subordinated notes payable	72,166	77,003	56,702	54,677
Accrued interest payable	6,375	6,375	6,273	6,273
Derivative liabilities	1,026	1,026	1,540	1,540

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Note 22 — Condensed Financial Statements of Parent Company
      Financial information pertaining only to Sterling Financial Corporation is as follows:

	December 31,

	2004	2003

Assets
Cash and cash equivalents	$2,387	$8,633
Securities available for sale	3,051	3,010
Investment in:
Bank subsidiaries	300,540	237,249
Nonbank subsidiaries	41,743	27,637
Due from affiliates	42	39
Other assets	20,382	10,998

Total assets	$368,145	$287,566

Liabilities
Long-term debt	$10,337	$6,669
Subordinated debentures	72,166	56,702
Other liabilities	6,138	4,184

Total liabilities	88,641	67,555

Stockholders’ equity	279,504	220,011

Total liabilities and stockholders’ equity	$368,145	$287,566

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

	Years Ended December 31,

	2004	2003	2002

Statements of Income
Income:
Dividends from banking subsidiaries	$17,440	$10,630	$9,530
Dividends from nonbanking subsidiaries	6,255	60	376
Dividends on securities available-for-sale	60	56	47
Gains on securities available-for-sale	167	31	16
Management fees from subsidiaries	23,685	19,869	18,723
Other	169	311	5

Total income	47,776	30,957	28,697

Expenses:
Interest expense	3,485	2,333	1,195
Operating expenses	26,683	22,862	17,572

Total expense	30,168	25,195	18,767

Income before income taxes and equity in undistributed net income of subsidiaries	17,608	5,762	9,930
Income tax expense (benefit)	(2,334)	(1,780)	24

	19,942	7,542	9,906
Equity in undistributed income of:
Banking subsidiaries	16,770	21,085	15,485
Other subsidiaries	(3,383)	432	(646)

Net income	$33,329	$29,059	$24,745

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

	Years Ended December 31,

	2004	2003	2002

Statements of Cash Flows
Cash flows from operating activities:
Net income	$33,329	$29,059	$24,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	751	267	—
Equity in undistributed net income of subsidiaries	(13,385)	(21,517)	(14,839)
Gains on securities available-for-sale	(167)	(31)	(16)
(Increase) in other assets	(10,015)	(3,255)	(4,570)
Increase (decrease) in other liabilities	1,818	(259)	1,771
Other	—	(67)	375

Net cash provided by operating activities	12,331	4,197	7,466

Cash flows investing activities:
Purchases of securities available-for-sale	—	(300)	(447)
Proceeds from sales and maturities of securities available-for-sale	311	72	140
Investment in and advances to banking subsidiaries	(15,438)	(11,750)	(21,764)
Investment in nonbanking subsidiaries	(8,708)	(9,756)	(619)
Return of capital from nonbanking subsidiaries	—	—	500
Purchase of premises and equipment	(1,267)	(3,164)	—

Net cash used in investing activities	(25,102)	(24,898)	(22,190)

Cash flows from financing activities:
Proceeds from subordinated note from subsidiary	15,464	36,083	20,619
Proceeds from long-term debt	5,000	—	9,000
Repayment of long-term debt	(1,332)	(1,332)	(999)
Proceeds from issuance of common stock	482	336	645
Cash dividends on common stock	(13,206)	(11,671)	(10,771)
Cash paid in lieu of fractional shares	(33)	—	(32)
Purchases of treasury stock	(1,707)	(3,459)	(551)
Proceeds from issuance of treasury stock	1,857	2,121	651

Net cash used in financing activities	6,525	22,078	18,562

Increase (decrease) in cash	(6,246)	1,377	3,838
Cash:
Beginning of year	8,633	7,256	3,418

End of year	$2,387	$8,633	$7,256

Note 23 — Segment Reporting
      Sterling operates five major lines of business: Community Banking and Related Services; Leasing; Commercial Finance; Trust and Investment Services; and Insurance Related Services.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      Information about reportable segments, and reconciliation of such information to the consolidated financial statements follows:

	Community
	Banking &			Trust and	Insurance
	Related		Commercial	Investment	Related	Inter-Segment	Consolidated
	Services	Leasing	Finance	Services	Services	Elimination	Totals

Year ended December 31, 2004
Interest and dividend income	$110,643	$10,876	$27,677	$34	$25	$(11,573)	$137,682
Interest expense	37,990	7,867	5,948	8	25	(11,573)	40,265
Provision for loan losses	2,381	1,422	635	—	—	—	4,438
Non-interest income	15,296	26,725	320	12,409	4,546	—	59,296
Non-interest expenses	63,395	26,255	2,684	10,630	4,122	—	107,086
Income before income taxes	22,173	2,057	18,730	1,805	424	—	45,189
Income tax expenses	3,379	824	6,766	709	182	—	11,860
Net income	18,794	1,233	11,964	1,096	242	—	33,329
Assets	2,596,552	241,304	210,690	22,622	18,541	(346,947)	2,742,762
Year ended December 31, 2003
Interest and dividend income	$107,344	$9,085	$19,469	$29	$26	$(8,879)	$127,074
Interest expense	38,570	7,330	4,128	7	—	(8,879)	41,156
Provision for loan losses	2,352	1,345	—	—	—	—	3,697
Non-interest income	15,333	26,869	255	6,945	319	—	49,721
Non-interest expenses	57,930	25,867	2,479	6,034	258	—	92,568
Income before income taxes	23,825	1,412	13,117	933	87	—	39,374
Income tax expenses	4,387	530	4,881	385	132	—	10,315
Net income (loss)	19,438	882	8,236	548	(45)	—	29,059
Assets	2,246,298	203,906	160,142	19,385	3,387	(289,601)	2,343,517
Year ended December 31, 2002
Interest and dividend income	$111,113	$7,394	$11,857	$19	$22	$(6,814)	$123,591
Interest expense	45,422	7,401	2,630	4	—	(6,814)	48,643
Provision for loan losses	1,131	685	279	—	—	—	2,095
Non-interest income	12,594	26,566	121	5,201	350	—	44,832
Non-interest expenses	53,981	24,722	1,947	4,989	283	—	85,922
Income before income taxes	23,173	1,152	7,122	227	89	—	31,763
Income tax expenses	4,576	(645)	2,990	97	—	—	7,018
Net income	18,597	1,797	4,132	130	89	—	24,745
Assets	2,073,176	165,385	121,224	2,137	1,776	(206,770)	2,156,928
      The Community Banking and Related Services segment provides financial services to consumers, businesses, financial institutions and governmental units in southern Pennsylvania, northern Maryland and northern Delaware. These services include providing various types of loans to customers, accepting deposits, mortgage banking and other traditional banking services. Parent company and treasury function income is included in the community-banking segment, as the majority of effort of these functions is related to this segment. Major revenue sources include net interest income and service fees on deposit accounts. Expenses include personnel and branch support network support charges. The Community Banking and Related Services segment lends money to the Leasing and Commercial Finance segments, and represents the intersegment elimination.
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
      The Trust and Investment Services segment includes both corporate asset and personal wealth management services. The corporate asset management business provides retirement planning services, investment management, custody and other corporate trust services to small to medium size business in Sterling’s market area. Personal wealth management services include investment management, brokerage, estate and tax planning, as well as trust management and administration for high net worth individuals and their families. Major revenue sources include management and estate fees and commissions on security transactions. Expenses primarily consist of personnel and support charges, as well as amortization of intangible assets.
      The Insurance Related Services segment includes employee benefit products, consulting services, personal insurance and coverage, including property and casualty, credit life and disability insurance. Previously, this segment was included in the all other category. Prior year information for this segment has been presented in a consistent manner with 2003.
      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Transactions between segments, principally loans, were at terms consistent with that which would be obtained from a third party.
      Sterling’s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment appeals to different markets and, accordingly, requires different technology and marketing strategies. Sterling’s chief operating decision-maker utilizes interest income, interest expense, non-interest income, non-interest expense, and the provision for income taxes in making decisions and determining resources to be allocated to the segments.
Note 24 — Quarterly Financial Data (Unaudited)
      The following is a summary of the quarterly results of operations:

	Three Months Ended

	December 31	September 30	June 30	March 31

2004
Interest and dividend income	$37,194	$35,041	$33,205	$32,242
Interest expense	11,021	10,084	9,485	9,675
Net interest income	26,173	24,957	23,720	22,567
Provision for loan losses	779	2,030	915	714
Securities gains	15	1,025	514	517
Non-interest income	15,715	15,023	13,801	12,686
Non-interest expense	28,821	27,374	25,919	24,972
Income before income taxes	12,303	11,601	11,201	10,084
Income tax expense	3,319	3,101	2,985	2,455
Net income	8,984	8,500	8,216	7,629
Per share information:
Basic earnings per share	$0.40	$0.39	$0.38	$0.36
Diluted earnings per share	0.40	0.38	0.37	0.35
Dividends declared	0.16	0.16	0.15	0.15

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

	Three Months Ended

	December 31	September 30	June 30	March 31

2003
Interest and dividend income	$32,473	$32,157	$31,271	$31,173
Interest expense	10,306	10,154	10,094	10,602
Net interest income	22,167	22,003	21,177	20,571
Provision for loan losses	881	872	909	1,035
Securities gains	121	346	40	4
Non-interest income	13,686	12,389	11,707	11,428
Non-interest expense	24,140	23,781	22,735	21,912
Income before income taxes	10,953	10,085	9,280	9,056
Income tax expense	2,960	2,588	2,336	2,431
Net income	7,993	7,497	6,944	6,625
Per share information:
Basic earnings per share	$0.37	$0.35	$0.33	$0.31
Diluted earnings per share	0.37	0.35	0.33	0.31
Dividends declared	0.14	0.14	0.14	0.14

Item 9 —	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.
Item 9A — Controls and Procedures
      Disclosure Controls and Procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Sterling’s reports filed or furnished under the Securities and Exchange Act of 1934 (“the Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls and Procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Sterling’s reports filed under the Exchange Act is accumulated and communicated to management, including Sterling’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 9B — Other Information
      Not applicable.
Part III

Item 10 —	Directors and Executive Officers of the Registrant
      Incorporated by reference is the information appearing under the headings “Information about Nominees and Continuing Directors, Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2005 Annual Meeting Proxy Statement.
      Sterling has adopted a Code of Ethics, which applies to Sterling’s directors and senior officers, including its Chief Executive Officer and President, Chief Financial Officer, and Chief Accounting Officer. This Code of Ethics was included as Exhibit 14 to Sterling’s 2003 Annual Report on Form  10-K. We intend to disclose any amendments to our Code of Ethics or waivers of a required provision of the Code of Ethics on our website and Form 8-K as required.

Item 11 —	Executive Compensation
      Incorporated by reference is the information under the headings “Executive Compensation” and “Sterling Financial Corporation Directors’ Compensation” in the 2005 Annual Meeting Proxy Statement.

Item 12 —	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Incorporated by reference is the information appearing under the headings “Principal Holders” and “Beneficial Ownership of Executive Officers, Directors and Nominees” in the 2005 Annual Meeting Proxy Statement.

Item 13 —	Certain Relationships and Related Transactions
      Incorporated by reference is the information appearing under the heading “Transactions with Directors and Executive Officers” in the 2005 Annual Meeting Proxy Statement and under “Notes to Consolidated Financial Statements — Note 18 - Related Party Transactions” located elsewhere in this Form 10-K.

Item 14 —	Principal Accountant Fees and Services
      Incorporated by reference is the information appearing under the heading “Report of the Audit Committee” in the 2005 Annual Meeting Proxy Statement.
Part IV

Item 15 —	Exhibits and Financial Schedules

(a)	The following documents are filed as part of this report:
The financial statements listed on the index set forth in Item 8 of this Annual Report on Form 10-K are filed as part of this Annual Report.
Financial statement schedules — all schedules are omitted
	because or the the not	they are either not applicable, the data is not significant required information is shown in the financial statements or es thereto or elsewhere herein.
(b)	Exhibits — the following is a list of Exhibits required by Item 601 of Regulation S-K and are incorporated by reference herein or annexed to this Annual Report.
	2	Agreement and Plan of Merger between Registrant and The Pennsylvania State Banking Company, dated June 14, 2004. (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K, filed with the Commission on June 22, 2004.)
	3(i)	Amended Articles of Incorporation. (Incorporated by reference to Exhibit 3(i) to Registrant’s Current Report on Form 8-K, dated April 30, 2002, filed with the Commission on May 15, 2002.)
	3(ii)	Amended Bylaws. (Incorporated by reference to Exhibit 3(ii) to Registrant’s Current Report on Form 8-K, dated and filed with the Commission on April 25, 2000.)
	10.1	1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.3 of Registration Segment No. 333-28065 on Form S-8, filed with the Commission on May 30, 1997.)
	10.2	Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to Registration Statement No. 33-55131 on Form S-3, filed with the Commission on August 18, 1994, and as amended by Registrant’s Rule 424(b) prospectus, filed with the Commission on December 23, 1998, and by Amendment No. 1, filed with the Commission on January 16, 2001.)
	10.3	Stock Disposition Agreement, dated September 6, 2001, by and between Howard E. Groff, Sr., and Sterling Financial Corporation. (Incorporated by reference to Exhibit 99.1 in Registrant’s Current Report on Form 8-K, dated September 6, 2001, and filed with the Commission on September 26, 2001.)
	10.4	1997 Directors Stock Compensation Plan and Policy. (Incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement No. 333-28101 on Form S-8, filed with the Commission on May 30, 1997.)
	10.5	Supplemental Executive Retirement Agreement, dated April 22, 2002, between Sterling Financial Corporation and John Stefan. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated April 30, 2002, filed with the Commission on May 15, 2002.)

10.6	Consulting Agreement and General Release, dated April 22, 2002, between Sterling Financial Corporation and John E. Stefan. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated April 30, 2002, filed with the Commission on May 15, 2002.)
10.7	Employment Agreement, dated December 18, 2001, between Sterling Financial Corporation, Bank of Lancaster County, N.A. and J. Roger Moyer, Jr. (Incorporated by reference to Exhibit 10.6 to Registrant’s Statement No. 333-75650 on Form S-4, filed with the Commission on January 16, 2002.)
10.8	Employment Agreement, dated July 23, 2002, between Sterling Financial Corporation, Bank of Lancaster County, N.A. and Thomas P. Dautrich. (Incorporated by reference to Exhibit 10 to Registrant’s Quarterly Report on 10-Q for the quarter-ended June 30, 2002, filed with the Commission on August 14, 2002.)
10.9	Employment Agreement, dated as of February 28, 2002, between Sterling Financial Corporation, Bank of Lancaster County, N.A. and J. Bradley Scovill. (Incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission March 27, 2002.)
10.10	Change in Control Agreement, dated as of July 27, 2000, between Sterling Financial Corporation, Bank of Hanover, and Chad M. Clabaugh (Incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K, dated December 31, 2002, and filed with the Commission on March 27, 2003)
10.11	Employment Agreement, dated as of December 1, 2000, between Sterling Financial Corporation, Bank of Lancaster County, N.A., and Gregory S. Lefever (Incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K, dated December 31, 2003, and filed with the Commission on March 12, 2004)
11	Statement re: Computation of per Share Earnings — See Note 1, Summary of Significant Accounting Policies, included in this Annual Report on Form 10-K
14	Code of Ethics (Incorporated by reference to Exhibit 14 to Registrant’s Annual Report on Form 10-K, dated December 31, 2003, and filed with the Commission on March 12, 2004)
21	Subsidiaries of the Registrant
23	Consent of Ernst & Young LLP
31	Rule 13a-14(a)/15d-14(a) Certifications
31.1	— Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	— Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Section 1350 Certifications
32.1	— Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to 906 of the Sarbanes-Oxley Act of 2002
32.2	— Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to 906 of the Sarbanes-Oxley Act of 2002
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

STERLING FINANCIAL CORPORATION

By:	/s/ J. Roger Moyer, Jr.

J. Roger Moyer, Jr.
President and Chief Executive Officer

Signature	Title	Date

/s/ John E. Stefan (John E. Stefan)	Chairman of the Board	March 22, 2005

/s/ J. Roger Moyer, Jr. (J. Roger Moyer, Jr.)	President and Chief Executive Officer, Director	March 22, 2005

/s/ J. Bradley Scovill (J. Bradley Scovill)	Senior Executive Vice President, Chief Financial Officer and Treasurer	March 22, 2005

/s/ Douglas P. Barton (Douglas P. Barton)	Vice President and Chief Accounting Officer	March 22, 2005

/s/ Richard H. Albright, (Richard H. Albright, Jr.)	Director	March 22, 2005

/s/ Michael A. Carenzo (Michael A. Carenzo)	Director	March 22, 2005

/s/ Anthony d. Chivinski (Anthony d. Chivinski)	Director	March 22, 2005

/s/ Bertram F. Elsner (Bertram F. Elsner)	Director	March 22, 2005

/s/ Howard E. Groff, Jr. (Howard E. Groff, Jr.)	Director	March 22, 2005

/s/ Joan R. Henderson (Joan R. Henderson)	Director	March 22, 2005

/s/ Terrence L. Hormel (Terrence L. Hormel)	Director	March 22, 2005

/s/ David E. Hosler (David E. Hosler)	Director	March 22, 2005

/s/ William E. Miller, Jr. (William E. Miller, Jr.)	Director	March 22, 2005

/s/ W. Garth Sprecher (W. Garth Sprecher)	Director	March 22, 2005

/s/ Glenn R. Walz (Glenn R. Walz)	Director	March 22, 2005