Form 10-Q
period 2005-03-31
STERLING FINANCIAL CORP /PA/
filed 2005-05-10
CIK 811671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

     (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

     OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

     Yes ☑ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

     Common Stock, $5.00 Par Value – 23,028,405 shares outstanding as of April 29, 2005.

Sterling Financial Corporation and Subsidiaries
Index

		Page
Part I – Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets
	As of March 31, 2005 and December 31, 2004	3

	Consolidated Statements of Income
	For the Three Months ended March 31, 2005 and 2004	4

	Consolidated Statements of Changes in Stockholders’ Equity
	For the Three Months ended March 31, 2005	5

	Consolidated Statements of Cash Flows
	For the Three Months ended March 31, 2005 and 2004	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	30

Part II – Other Information

Item 1.	Legal Proceedings	31

Item 2.	Changes in Securities, Use of Proceeds and Equity Securities	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Submission of Matters to a Vote of Security Holders	31

Item 5.	Other Information	31

Item 6.	Exhibits and Reports on Form 8-K	31

Signatures		34

Part I – Financial Information

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(Dollars in thousands)	2005	2004
Assets
Cash and due from banks	$55,745	$67,708
Federal funds sold	5,151	15,147

Cash and cash equivalents	60,896	82,855
Interest-bearing deposits in banks	5,588	5,813
Short-term investments	2,098	6,542
Mortgage loans held for sale	5,546	4,345
Securities held-to-maturity (fair value 2005 - $33,976; 2004 - $34,919)	33,413	34,152
Securities available-for-sale	460,225	467,519
Loans, net of allowance for loan losses (2005 - $18,526; 2004 - $18,891)	1,936,725	1,888,380
Premises and equipment, net	42,113	43,658
Assets held for operating lease, net	65,408	58,475
Other real estate owned	64	80
Goodwill	75,292	75,350
Intangible assets	13,599	14,268
Mortgage servicing rights	2,575	2,697
Accrued interest receivable	11,391	11,407
Other assets	36,879	47,221

Total assets	$2,751,812	$2,742,762

Liabilities
Deposits:
Noninterest-bearing	$287,795	$303,722
NOW and money market	720,481	705,330
Savings	227,065	220,535
Time	822,628	785,807

Total deposits	2,057,969	2,015,394

Short-term borrowings	60,662	98,768
Long-term debt	226,054	233,039
Subordinated notes payable	87,630	72,166
Accrued interest payable	6,963	6,375
Other liabilities	33,405	35,076

Total liabilities	2,472,683	2,460,818

Stockholders’ equity
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $5.00 par value, 70,000,000 shares authorized; issued 2005 – 29,139,282 shares; 2004 – 23,298,588 shares	145,696	116,493
Capital surplus	79,926	80,734
Escrowed shares (2005 –240,002 shares; 2004 – 192,002 shares)	(3,901)	(3,901)
Retained earnings	54,797	78,384
Accumulated other comprehensive income	5,004	10,234
Common stock in treasury, at cost (2005 –113,773 shares; 2004 – 0 shares)	(2,393)	—

Total stockholders’ equity	279,129	281,944

Total liabilities and stockholders’ equity	$2,751,812	$2,742,762

The accompanying notes are an integral part of these consolidated financial statements.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2005	2004
Interest and dividend income
Loans, including fees	$34,071	$25,967
Debt securities
Taxable	2,813	3,482
Tax-exempt	2,614	2,618
Dividends	196	138
Federal funds sold	12	24
Short-term investments	27	13

Total interest and dividend income	39,733	32,242

Interest expense
Deposits	8,129	6,548
Short-term borrowings	670	407
Long-term debt	2,222	1,957
Subordinated debt	1,136	763

Total interest expense	12,157	9,675

Net interest income	27,576	22,567
Provision for loan losses	357	714

Net interest income after provision for loan losses	27,219	21,853

Noninterest income
Trust and investment management income	2,292	2,154
Service charges on deposit accounts	1,906	1,474
Other service charges, commissions and fees	1,084	875
Brokerage fees and commissions	852	828
Insurance commissions and fees	1,832	67
Mortgage banking income	287	409
Rental income on operating leases	6,764	6,235
Other operating income	574	644
Securities gains	134	517

Total noninterest income	15,725	13,203

Noninterest expenses
Salaries and employee benefits	13,878	11,040
Net occupancy	1,616	1,429
Furniture and equipment	1,903	1,722
Professional services	952	765
Depreciation on operating lease assets	5,624	5,236
Taxes other than income	708	590
Intangible asset amortization	691	250
Other	4,735	3,940

Total noninterest expenses	30,107	24,972

Income before income taxes	12,837	10,084
Income tax expenses	3,558	2,455

Net income	$9,279	$7,629

Per share information:
Basic earnings per share	$0.322	$0.284
Diluted earnings per share	0.316	0.280
Dividends declared	0.128	0.120

The accompanying notes are an integral part of these consolidated financial statements.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity

	Common Shares				Accumulated Other	Treasury and
	Issued and				Comprehensive Income	Escrowed
(Dollars in thousands)	Outstanding	Common Stock	Capital Surplus	Retained Earnings	(Loss)	Stock	Total
Balance, December 31, 2004	23,106,586	$116,493	$80,734	$78,384	$10,234	$(3,901)	$281,944
Comprehensive income:
Net income	—	—	—	9,279	—	—	9,279
Other comprehensive income:
Change in net unrealized gain on securities AFS, net of reclassification adjustment and tax effects	—	—	—	—	(5,072)	—	(5,072)
Change in unrealized gains (losses) on interest rate swaps	—	—	—	—	(158)	—	(158)

Total comprehensive income							4,049

Common stock issued:
Stock options	12,838	64	74	—	—	—	138
Treasury stock issued:
Stock options	62,481	—	(882)	—	—	1,670	788
Purchase of treasury stock	(153,500)	—	—	—	—	(4,063)	(4,063)
Cash dividends declared	—	—	—	(3,727)	—	—	(3,727)
5-for-4 stock split effected in the form of a 25% common stock dividend	5,757,102	29,139	—	(29,139)	—	—	—

Balance, March 31, 2005	28,785,507	$145,696	$79,926	$54,797	$5,004	$(6,294)	$279,129

The accompanying notes are an integral part of these consolidated financial statements.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2005	2004
Cash Flows from Operating Activities
Net income	$9,279	$7,629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,837	6,368
Accretion and amortization of investment securities	96	196
Amortization of intangible assets	691	250
Provision for loan losses	357	714
Gains on sale of finance leases	(17)	—
Gains on sale of securities available-for-sale	(134)	(517)
Gains on sale of mortgage loans	(79)	(225)
Proceeds from sales of mortgage loans	17,547	27,936
Originations of mortgage loans held for sale	(18,670)	(26,878)
Change in operating assets and liabilities:
Decrease in accrued interest receivable	16	197
(Increase) decrease in other assets	10,463	(2,469)
Increase (decrease) in accrued interest payable	588	(60)
Increase (decrease) in other liabilities	932	(8,322)

Net cash provided by operating activities	27,906	4,819

Cash Flows From Investing Activities
Net decrease in interest-bearing deposits in other banks	225	210
Net decrease in short-term investments	4,444	8,115
Proceeds from sales of securities available-for-sale	8,853	4,282
Proceeds from maturities or calls of securities held-to-maturity	2,744	212
Proceeds from maturities or calls of securities available-for-sale	14,560	34,403
Purchases of securities held-to-maturity	(2,001)	(92)
Purchases of securities available-for-sale	(23,916)	(8,980)
Loan and finance lease originations, net of repayments	(51,359)	(52,905)
Proceeds from sales of finance leases	2,690	—
Purchases of equipment acquired for operating leases, net	(12,557)	(6,897)
Purchases of premises and equipment, net	(841)	(460)
Proceeds from sale of premises and equipment	1,172	—
Other	36	—

Net cash used by investing activities	(55,950)	(22,112)

Cash Flows From Financing Activities
Net increase (decrease) in deposits	42,575	(6,032)
Net increase (decrease) in short-term borrowings	(38,106)	863
Repayment of long-term debt	(6,985)	(4,652)
Proceeds from issuance of subordinated notes payable	15,464	—
Proceeds from issuance of common stock	138	—
Cash dividends	(3,726)	(3,108)
Cash paid in lieu of fractional shares	—	(33)
Purchase of treasury stock	(4,063)	(1,707)
Proceeds from issuance of treasury stock	788	930

Net cash provided by financing activities	6,085	(13,739)

Net change in cash and cash equivalents	(21,959)	(31,032)

Cash and Cash Equivalents
Beginning of period	82,855	84,098

End of period	$60,896	$53,066

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

     Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

     For further information, refer to the audited consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K, for the year ended December 31, 2004.

     The consolidated financial statements and footnotes thereto of Sterling Financial Corporation (Sterling) include the accounts of its wholly-owned subsidiaries, Bank of Lancaster County, N.A. (Bank of Lancaster County), First National Bank of North East (Bank of North East), Bank of Hanover and Trust Company (Bank of Hanover), Pennsylvania State Bank, Delaware Sterling Bank & Trust Company (Delaware Sterling), HOVB Investment Co., T&C Leasing, Inc. (T&C), Pennbanks Insurance Company, SPC, Church Capital Management, LLC, Bainbridge Securities Inc., Corporate Healthcare Strategies, LLC (d/b/a StoudtAdvisors), Lancaster Insurance Group, LLC and Sterling Mortgage Services, Inc. (inactive). The unaudited consolidated financial statements also include Town & Country Leasing, LLC (Town & Country), Sterling Financial Trust Company, and Equipment Finance, LLC (EFI), all wholly-owned subsidiaries of Bank of Lancaster County. All significant intercompany balances and transactions have been eliminated in consolidation.

     Earnings Per Share - Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if potentially dilutive stock options had been exercised. Potential common shares that may be issued by Sterling used in the dilutive per share calculation consist solely of outstanding stock options and are determined using the treasury stock method.

     Earnings per common share for the three months ended March 31, 2005 and 2004 have been computed based on the following:

	Three Months Ended
	March 31,
	2005	2004
Net income available to common stockholders	$9,279	$7,629

Average number of shares outstanding	28,829,115	26,823,820
Effect of dilutive stock options	515,388	387,558

Average number of shares outstanding used to calculate Diluted earnings per share	29,344,503	27,211,378

Per share information :
Basic earnings per share	$0.322	$0.284
Diluted earnings per share	0.316	0.280

     All share and per share amounts have been properly restated to reflect the 5-for-4 stock split effected in the form of a 25% stock dividend declared April 26, 2005 and payable on June 1, 2005.

     Comprehensive Income - Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities and interest rate derivatives are reported as separate components of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income.

     The components of other comprehensive income and related tax effects are as follows:

	Three Months Ended
	March 31,
	2005	2004
Net income	$9,279	$7,629

Other comprehensive income (net of tax):
Unrealized holding gains (losses) on available-for-sale securities, net of taxes 2005 – ($2,715), 2004 - $2,265	(4,985)	4,199
Reclassification adjustment for securities (gains) in income, net of taxes 2005 - $47, 2004 - $180	(87)	(337)
Unrealized gains (losses) on derivatives used in cash flow hedging relationships, net of taxes 2005 – ($80), 2004 - $18	(158)	38

	(5,230)	3,900

Comprehensive income	$4,049	$11,529

     The ending accumulated balances for each item included in accumulated other comprehensive income, net of related income taxes, were as follows:

	March 31,	December 31,
	2005	2004
Accumulated unrealized gains on securities available-for-sale	$5,768	$10,840
Accumulated unrealized losses on derivatives used in cash flow hedging relationships	(764)	(606)

	$5,004	$10,234

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

Note 2 – Business Combinations

     Corporate Healthcare Strategies, LLC – On May 28, 2004, Sterling acquired 100 percent of the outstanding common shares of Corporate Healthcare Strategies, Inc. d/b/a StoudtAdvisors. StoudtAdvisors is headquartered in Lancaster, Pennsylvania. As a result of the acquisition, Sterling plans to enhance earnings and provide financial product diversification.

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

     The transaction was accounted for under the provisions of FASB Statement No. 141, Business Combinations. The purchase price allocation included $6.624 million to finite-lived intangible assets, including $6.234 million to customer lists, $140 thousand to vendor contracts and $250 thousand to covenants not to compete. The intangible assets have lives ranging from 2 to 12 years, and a weighted average life of 4 years. The remaining portion of the purchase price, or $9.330 million, was assigned to goodwill within the Insurance Services segment. The goodwill is being amortized for tax purposes.

     Lancaster Insurance Group, LLC – As a result of the purchase of the remaining fifty percent of Lancaster Insurance Group’s membership interest effective July 1, 2004, this affiliate became a consolidated subsidiary of Sterling. Sterling paid $225 thousand to obtain the remaining fifty percent of the outstanding membership interest of this entity. To the extent that the purchase price exceeded tangible and intangible assets, the amount was allocated to goodwill.

     Pennsylvania State Bank – On December 3, 2004, Sterling completed the acquisition of The Pennsylvania State Banking Company, parent company of Pennsylvania State Bank. At the date of acquisition, The Pennsylvania State Banking Company was merged into Sterling, and Pennsylvania State Bank became a wholly owned subsidiary of Sterling. Sterling acquired Pennsylvania State Bank in order to enhance its banking franchise by entering Cumberland and Dauphin Counties of Pennsylvania.

     In connection with this transaction, Sterling acquired all of the outstanding shares of The Pennsylvania State Banking Company’s common stock for cash consideration of $11.436 million, 1,209,728 shares of Sterling’s common stock valued at $34.296 million, and the exchange of stock options into Sterling options valued at $2.440 million. In addition, shares of The Pennsylvania State Banking Company, valued at $421 thousand, owned by Sterling were not exchanged into Sterling shares, but are included in the acquisition cost.

     The transaction was accounted for under the provisions of FASB Statement No. 141, Business Combinations. The purchase price allocation included $13.400 million to net tangible assets, including a $2.851 million valuation adjustment, $3.804 million to core deposit intangibles and $237 thousand to a trademark. Additional costs of acquisition of $2.425 million were capitalized. The remaining goodwill of $33.379 million was assigned to the Community Banking segment and will not be amortized for tax purposes.

Note 3 – Goodwill and Intangible Assets

     The changes in the carrying amount of goodwill for the three months ended March 31, 2005 are as follows:

			Trust and
	Community	Commercial	Investment	Insurance Related
	Banking	Finance	Services	Services	Total
Balance, January 1, 2005	$34,380	$17,220	$14,250	$9,500	$75,350
Adjustment to purchase price allocation	(37)	—	—	—	(37)
Impairment losses	—	—	—	—	—
Amortization of goodwill from branch purchase	(21)	—	—	—	(21)

Balance, March 31, 2005	$34,322	$17,220	$14,250	$9,500	$75,292

A summary of intangible assets is as follows:

	March 31, 2005		December 31, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets
Core deposit intangibles	$4,785	$(1,187)	$4,785	$(1,003)
Customer lists	10,013	(1,650)	10,013	(1,247)
Trademark	480	(98)	480	(80)
Covenants not to compete	1,180	(243)	1,180	(196)
Vendor agreements	140	(58)	140	(41)

	16,598	(3,236)	16,598	(2,567)

Non-finite lived intangible assets:
Trademark	237	—	237	—

Total	$16,835	$(3,236)	$16,835	$(2,567)

Note 4 – Stock Compensation

     Sterling has an omnibus stock incentive plan under which incentive and nonqualified stock options, stock appreciation rights, and restricted stock may be issued. To date, only incentive and nonqualified stock options have been issued under the plan. The options are granted periodically to key employees at a price not less than the fair market value of the shares at the date of grant, and may have a term of up to ten years. As of March 31, 2005 Sterling had approximately 879,000 shares of common stock reserved for issuance under the stock incentive plan. All options issued were in connection with the omnibus stock incentive plan, which was approved by shareholders.

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

	Three Months Ended
	March 31,
	2005	2004
Net income:
As reported	$9,279	$7,629
Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(378)	(366)

Proforma	$8,901	$7,263

Basic earnings per share:
As reported	$0.322	$0.284
Proforma	0.309	0.271

Diluted earnings per share:
As reported	$0.316	$0.280
Proforma	0.303	0.267

     In December 2004, the FASB issued FASB Statement No. 123R, Share-Based Payment, (SFAS 123R), which was subsequently revised in April 2005 by delaying the implementation date. SFAS 123R addresses the accounting for share-based payments to employees and non-employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS 123R will be effective for years beginning after June 15, 2005. Sterling has not yet determined which fair-value method and transitional provision it will follow. However, Sterling expects that the adoption of SFAS 123R will have an impact on its results of operations, as shown in the proforma disclosure. Sterling does not expect that the adoption of SFAS 123R will have a material impact to its overall financial position. The calculation of compensation cost for share-based payment transactions after the effective date of SFAS 123R may be different from the calculation of compensation cost presented in the proforma information, but such differences have not yet been quantified by Sterling’s management.

Note 5 – Retirement Benefit Plan

     The components of Sterling’s post-retirement benefits cost for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended
	March 31,
	2005	2004
Service cost	$30	$24
Interest cost	35	28
Amortization of transition losses	2	2
Net amortization and other amortization of unrecognized prior service cost	9	4

Net retirement benefits cost	$76	$58

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

     The Community Banking and Related Services segment provides financial services to consumers, businesses, financial institutions and governmental units in southern Pennsylvania, northern Maryland and northern Delaware. These services include providing various types of loans to customers, accepting deposits, mortgage banking and other banking services. Parent company and treasury function income is included in the community-banking segment, as the majority of effort of these functions is related to this segment. Major revenue sources include net interest income and service fees on deposit accounts. Expenses include personnel, branch support and network support charges. The Community Banking and Related Services segment lends money to the Leasing and Commercial Finance segments, and represents the intersegment elimination.

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

     The Insurance Related Services segment includes employee benefit products, consulting services, personal insurance coverage, including property and casualty, credit life insurance and disability insurance. Major revenue sources include commission on insurance products, as well as consulting fees. Expenses include personnel and support charges as well as amortization of intangible assets.

     Information about reportable segments, and reconciliation of such information to the consolidated financial statements follows (in thousands):

	Community
	Banking &			Trust and	Insurance	Inter-
	Related		Commercial	Investment	Related	Segment	Consolidated
	Services	Leasing	Finance	Services	Services	Elimination	Totals
Three months ended March 31, 2005
Interest and dividend income	$32,094	$2,925	$8,294	$17	$7	$(3,604)	$39,733
Interest expense	11,518	2,125	2,111	3	4	(3,604)	12,157
Provision for loan losses	256	84	17	—	—	—	357
Noninterest income	3,650	7,023	84	3,153	1,815	—	15,725
Noninterest expenses	17,861	6,993	721	2,650	1,882	—	30,107
Income before income taxes	6,109	746	5,529	517	(64)	—	12,837
Income tax expenses (benefit)	1,105	281	1,996	204	(28)	—	3,558
Net income (loss)	5,004	465	3,533	313	(36)	—	9,279

Assets	2,601,915	249,254	222,852	22,880	18,288	(363,377)	2,751,812

Three months ended March 31, 2004
Interest and dividend income	$26,138	$2,482	$6,110	$8	$5	$(2,501)	$32,242
Interest expense	9,169	1,774	1,231	2	—	(2,501)	9,675
Provision for loan losses	401	313	—	—	—	—	714
Noninterest income	3,571	6,509	79	2,981	63	—	13,203
Noninterest expenses	15,407	6,415	662	2,459	29	—	24,972
Income before income taxes	4,732	489	4,296	528	39	—	10,084
Income tax expenses	512	184	1,567	175	17	—	2,455
Net income	4,220	305	2,729	353	22	—	7,629

Assets	2,244,058	217,624	174,827	20,889	1,514	(323,941)	2,334,971

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies disclosed in Sterling’s Annual Report on Form 10-K for the year ended December 31, 2004. Transactions between segments, principally loans, were on terms consistent with those that would be obtained from a third party.

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

Note 7 – Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts and Corporation-Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts Holding Solely Debentures of the Corporation

     Sterling has four non-consolidated subsidiary trusts, Sterling Financial Statutory Trust I, Sterling Financial Statutory Trust II, Sterling Financial Statutory Trust III, and Sterling Financial Statutory Trust IV of which 100% of the common equity is owned by Sterling. The trusts were formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the capital securities) to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of Sterling (the debentures). The debentures held by each trust are the sole assets of that trust. Distributions on the capital securities issued by each trust are payable quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. Sterling has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees.

     A summary of the junior subordinated debentures from Sterling to the subsidiary trusts is as follows:

	March 31,	December 31,
	2005	2004
Debenture issued to Sterling Financial Statutory Trust I, first redeemable, in whole or part, by Sterling in March 2007. Interest payable quarterly at a floating rate of LIBOR plus 360 basis points and matures in 2032	$20,619	$20,619
Debenture issued to Sterling Financial Statutory Trust II, first redeemable, in whole or part, by Sterling in June 2008. Interest payable quarterly at a fixed rate of 5.55%, and matures in 2033	36,083	36,083
Debenture issued to Sterling Financial Statutory Trust III, first redeemable, in whole or part, by Sterling in December 2009. Interest payable quarterly at a fixed rate of 6.00%, and matures in 2034	15,464	15,464
Debenture issued to Sterling Financial Statutory Trust IV, first redeemable, in whole or part, by Sterling in February 2010. Interest payable quarterly at a fixed rate of 6.19%, and matures in 2035	15,464	—

	$87,630	$72,166

Note 8 – Subsequent Events

     On April 26, 2005, Sterling’s Board of Directors declared a 5-for-4 stock split, effected in the form of a 25% stock dividend, payable June 1, 2005 to shareholders of record May 13, 2005. The balance sheet and statement of stockholders’ equity have been adjusted to reflect this stock split as if it happened March 31, 2005. All share and per share amounts have been properly restated to reflect the stock split effected in the form of a 25% stock dividend.

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

     Shareholders should note that many factors, some of which are discussed elsewhere in this report, could affect the future financial results of Sterling Financial Corporation and its subsidiaries, both individually and collectively, and could cause those results to differ materially from those expectations expressed in this report. These risk factors include the following:

•	Operating, legal and regulatory risks;

•	Economic, political and competitive forces impacting our various lines of business;

•	The risk that our analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful;

•	The possibility that increased demand or prices for Sterling’s financial services and products may not occur;

•	Volatility in interest rates;

•	Integration of our newly acquired affiliates may not occur as quickly or smoothly as anticipated and projected synergies may not occur in the projected time frame or at all; and

•	Other risks and uncertainties.

     Sterling undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in other documents Sterling files periodically with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q, the Annual Reports on Form 10-K and any Current Reports on Form 8-K.

General

     The following discussion provides management’s analysis of the consolidated financial condition and results of operations of Sterling Financial Corporation and its wholly-owned subsidiaries, Bank of Lancaster County, N.A., First National Bank of North East, Bank of Hanover and Trust Company, Pennsylvania State Bank, Delaware Sterling Bank & Trust Company, HOVB Investment Co., T&C Leasing, Inc., Pennbanks Insurance Company, SPC, Church Capital Management, LLC, Bainbridge Securities Inc., StoudtAdvisors, Lancaster Insurance Group, LLC and Sterling Mortgage Services, Inc. (inactive). The consolidated financial statements also include Town & Country Leasing, LLC, Sterling Financial Trust Company and Equipment Finance, LLC, all wholly owned subsidiaries of Bank of Lancaster County.

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

     The most significant accounting policies followed by Sterling are presented in Note 1 to the consolidated financial statements as included in Sterling’s Annual Report on Form 10-K for the year ended December 31, 2004. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses and the evaluation of goodwill impairment to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

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

Non-GAAP Presentations

     This management discussion and analysis refers to the efficiency ratio and non-interest income as a percent of net interest income and non-interest income that are non-GAAP financial measures that we believe provides readers with important information regarding Sterling’s results of operations. Comparison of Sterling’s efficiency ratio and non-interest income as a percent of net interest income and non-interest income with that of other companies may not be appropriate, as they may calculate their ratios in a different manner.

     The efficiency ratio is computed by dividing non-interest expense, less depreciation on operating leases, by the sum of tax equivalent net interest income and non-interest income, less depreciation on operating leases. Sterling nets the depreciation on operating leases against related income, as it is consistent with utilizing net interest income presentation for comparable finance leases, which nets interest expense against interest income. The efficiency ratio excludes unusual items, such as gains/losses on securities activities and interest collected on charged-off loans.

     To be consistent with the efficiency ratio presentation, depreciation on operating leases has been netted against non-interest income in the discussion of non-interest income as a percent of net interest income and non-interest income ratio.

     Sterling, in referring to its net income, is referring to income determined in conformity with U.S. generally accepted accounting principles (GAAP).

RESULTS OF OPERATIONS

Three months ended March 31, 2005 compared to three months ended March 31, 2004

(Dollars in tables are in thousands)

Executive Overview

     Sterling’s net income was $9.279 million for the quarter ended March 31, 2005, an increase of $1.650 million, or 21.6% from the first quarter of 2004. Diluted earnings per share totaled $0.316 for the first quarter of 2005 versus $0.280 for the same period in 2004, an increase of 12.9%. Return on average realized equity for the first quarter of 2005 was 13.82%, compared to 14.78% in 2004.

     Sterling has continued its trend of improving net interest income, from $22.567 million for the first quarter of 2004 to $27.576 million in 2005, a 22.2% increase. Pennsylvania State Bank, acquired by Sterling on December 3, 2004, contributed $1.934 million of the increase in net interest income. The remainder of the improvement was the result of continued growth in interest earning assets particularly higher yielding loans, including commercial loans and finance receivables. Favorable influences in the funding mix have also contributed to higher levels of net interest income, including greater non-interest bearing demand deposits and money market accounts, as compared to the higher yielding certificates of deposits. The favorable mix in interest earning assets and interest bearing liabilities and increases in interest rates resulted in improvement in net interest margin, from 4.65% for the first quarter of 2004 to 4.82% in 2005.

     The provision for loan losses was $357 thousand for the quarter ended March 31, 2005, compared to $714 thousand for the same period in 2004. Overall, the decrease in the provision for loan losses reflects improvements in asset quality and in local and national economic conditions.

     Non-interest income, excluding securities gains, was $15.591 million for the quarter ended March 31, 2005, a 22.9% increase over $12.686 million earned in 2004. This is attributable to three factors: (1) StoudtAdvisors, an employee benefits agency and consulting firm, acquired at the end of May 2004 produced significant growth in insurance commissions and fees which were $1.832 million for the quarter ended March 31, 2005, compared to $67 thousand in 2004; (2) Sterling has been able to increase service charges primarily through new product offerings and increased volumes associated with greater number of accounts; and (3) Rental income on operating leases was $6.764 million for the quarter ended March 31, 2005, an 8.5% increase over 2004, as the company has noted customers migrating back to operating leases as a funding source due to the elimination of the federal income tax bonus depreciation incentive on finance leases that ended on December 31, 2004.

     Non-interest expenses were $30.107 million for the quarter ended March 31, 2005, compared to $24.972 million in 2004, a 20.6% increase. A primary reason for the increase in non-interest expenses is the result of new and enhanced financial services products being offered to Sterling’s customers, including employee benefits brokerage and consulting. In addition, non-interest expense growth can be attributed to the growth in Sterling’s banking franchises. This includes both the acquisition of Pennsylvania State Bank, covering Cumberland and Dauphin counties in Pennsylvania, and the expansion into other growth regions including Berks County, Pennsylvania.; Carroll County, Maryland.; and New Castle County, Delaware. As a result of new markets served and new products offered, increases were noted in virtually every non-interest expense category. Finally, consistent with the increase noted in rental income on operating leases, a similar increase in depreciation on operating leases was noted in 2005 compared to 2004.

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

     Net interest income, on a fully taxable equivalent basis, totaled $29.189 million for the first quarter of 2005 compared to $24.251 million for the first quarter of 2004, an increase of $4.938 million or 20.4%. This increase reflects a $345 million, or 16.7% increase in the quarterly average balance of interest-earning assets. Net interest margin increased 17 basis points (b.p.) from 4.65% to 4.82%.

     Pennsylvania State Bank, acquired by Sterling on December 3, 2004, contributed $1.977 million of the increase in net interest income and $190 million of the increase in the quarterly average balance of interest-earning assets.

     The overall increase in interest-earning assets came in the form of loans. Over the past year, the growth in loans has exceeded the growth in earning assets, reflecting the funding of a portion of the loan growth with securities portfolio cash flow and overnight federal funds. Strong growth in the commercial loan and finance receivables portfolios as well as consumer loans contributed to the increase in total loans. Year-over-year, quarterly average loans increased $403 million (including $156 million from Pennsylvania State Bank), increasing the percentage of loans to interest-earning assets from 74% in 2004 to 80% in 2005. Generally, loans carry a higher yield than alternative interest-earning assets, namely securities and other investments.

     The remainder of the growth in loans was funded by growth in deposits, borrowings and stockholders’ equity. Strong growth has been experienced in demand and money market deposits while the average balance of time deposits increased but at a lower rate.

     Year-over-year, average short-term borrowings and borrowed funds increased $43 million and $36 million, respectively. The increase in short-term borrowings reflects a shift in Sterling’s overnight federal funds position from selling federal funds to purchasing federal funds, in part due to the development of Sterling’s Correspondent Services Group, which has established federal funds lines for a number of community bank clients. The increase in borrowed funds reflects borrowings of $78 million in 2004 to provide funding for net loan growth and to replace maturities and payments. These borrowings included $29 million of borrowings acquired with Pennsylvania State Bank.

     Net interest margin increased to 4.82% from 4.65% resulting from a number of factors:

•	After over three years of declining short-term interest rates, the Federal Reserve Bank began to raise the federal funds target rate in 2004. Since June of 2004, the Federal Reserve has increased the federal funds target by 25 b.p. on seven separate occasions. This increase in short-term rates is generally favorable due to Sterling’s modestly asset sensitive interest rate risk position. However, the “flattening” of the yield curve, explained further below, did have a dampening effect on the favorable impact of the increase in short-term rates.

•	As noted previously, growth in loans has exceeded the growth in earning assets, reflecting the funding of a portion of the loan growth with securities portfolio cash flow and overnight federal funds over the past year. Generally, loans carry a higher yield than alternative interest-earning assets, namely securities and other investments. This improved mix of earning assets has helped to increase the overall yield on earning assets by 34 b.p. from the first quarter of 2004 to 2005.

•	While the cost of funds for Sterling has begun to increase, it has lagged behind the increase in the yield on earning assets. The rate paid on interest-bearing liabilities increased 19 b.p. from the first quarter of 2004 to 2005.

•	Favorable influences in the funding mix have also contributed positively to the margin with greater growth in non-interest bearing demand deposits and money market accounts as compared to higher yielding certificates of deposits.

     Going forward, Sterling’s ability to continue to enhance the earning asset mix in the manner done over the past few years will be significantly reduced due to the need to maintain the securities portfolio volume to meet pledging requirements and liquidity needs. In addition, since the beginning of 2004, while short-term interest rates increased by 175 b.p, long-term rates increased only modestly. This “flattening” of the yield curve may have a negative impact on net interest margin. Finally, as short-term interest rates continue to increase, the ability to lag the rates paid on deposits will diminish, putting additional pressure on the net interest margin.

     The following table summarizes, on a fully taxable equivalent basis, net interest income, and net interest margin for the three months ended March 31, 2005 and 2004 (dollars in thousands):

	Quarter Ended March 31,
	2005			2004
	Average		Annual	Average		Annual
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Federal funds sold	$1,419	$12	2.69%	$9,175	$24	1.03%
Other short-term investments	6,185	27	0.65%	7,574	13	0.50%
Securities:
U.S. Treasury	2,508	25	4.04%	6,406	57	3.58%
U.S. Government agencies	160,041	1,710	4.29%	170,204	1,858	4.36%
State and municipal	239,242	4,203	7.03%	239,550	4,242	7.08%
Other	78,183	1,092	5.55%	112,022	1,491	5.33%

Total securities	479,974	7,030	5.86%	528,182	7,648	5.79%

Loans:
Commercial	1,104,380	16,382	5.93%	833,489	12,194	5.78%
Consumer	364,072	5,404	6.02%	314,519	4,682	6.00%
Residential mortgages	80,502	1,168	5.80%	85,862	1,343	6.26%
Leases	134,753	2,300	6.92%	116,052	2,011	6.97%
Finance receivables	245,902	9,023	14.68%	177,144	6,011	13.57%

Total loans	1,929,609	34,277	7.13%	1,527,066	26,241	6.85%

Total interest earning assets	2,417,187	41,346	6.86%	2,071,997	33,926	6.52%

Allowance for loan losses	(19,025)			(14,979)
Cash and due from banks	62,095			54,343
Other noninterest earning assets	259,366			198,778

TOTAL ASSETS	$2,719,623			$2,310,139

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW and money market	$696,635	$1,768	1.03%	$577,662	$790	0.55%
Saving deposits	222,649	338	0.61%	212,771	283	0.54%
Time deposits	806,709	6,023	3.03%	743,170	5,475	2.96%
Short term borrowings	81,886	670	3.33%	38,869	416	4.29%
Borrowed funds	230,554	2,222	3.88%	194,477	1,948	4.03%
Subordinated notes payable	77,664	1,136	5.85%	56,702	763	5.38%

Total interest-bearing liabilities	2,116,097	12,157	2.32%	1,823,651	9,675	2.13%

Demand deposits	277,508			223,253
Other liabilities	44,140			40,099
Stockholders’ equity	281,878			223,136

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,719,623			$2,310,139

Net interest rate spread			4.54%			4.39%
Net interest income (FTE)/ net interest margin		29,189	4.82%		24,251	4.65%
Taxable-equivalent adjustment		(1,612)			(1,684)

Net interest income		$27,577			$22,567

Provision for Loan Losses

     The provision for loan losses was $357 thousand for the quarter ended March 31, 2005, a 50% decrease from the prior year’s provision of $714 thousand. As a result of an improving national and local economy, combined with improvements in asset quality ratios, it was determined that a lower provision for loan losses during the current year was appropriate. The provision for loan losses reflects the amount required to maintain an adequate allowance to meet the present risk characteristics of the loan portfolio.

     See further discussion in the allowance for loan losses section.

Non-interest Income

     Total non-interest income totaled $15.725 million for the three months ended March 31, 2005 compared to $13.203 million in 2004, an increase of 19.1%. The impact of Sterling’s recent acquisition of companies that are fee oriented was the primary reason for the increase in non-interest income.

     Trust and investment management income was $2.292 million for the first quarter of 2005, an increase of $138 thousand, or 6.4% over 2004 results. Slight improvement in market conditions in 2005 compared to 2004, combined with new business development contributed to the increase in revenues.

     Service charges on deposit accounts increased from $1.474 million for the three months ended March 31, 2004 to $1.906 million for the same period in 2005. Sterling has been able to increase service charges primarily through new product offerings and increased volumes associated with great number of accounts.

     Insurance commissions and fees were $1.832 million for the first quarter of 2005, an increase of $1.765 million over the same period in 2004. The acquisition of StoudtAdvisors, an employee benefits consulting and brokerage firm, on May 28, 2004 was the primary reason for the increase.

     Mortgage banking income totaled $287 thousand for the quarter ended March 31, 2005, resulting in a decline of $122 thousand, or 29.8% over 2004 results. Mortgage loan origination volumes have declined since 2004 due to generally higher interest rates that have resulted in less mortgage refinancing business.

     Rental income on operating leases was $6.764 million for the quarter ended March 31, 2005, an 8.5% or $529 thousand increase over 2004 results. The increase is the result of an increase in interest rates, which allows for an increase in rental income charged to customers, as well as some customers migrating back to operating leases due to the expiration of the favorable tax treatment on assets purchased.

     Sterling recognized securities gains in the first quarter of 2005 of $134 thousand, compared to $517 thousand in 2004. The gains recognized in 2005 were principally related to asset/liability management, whereas the gains recognized in 2004 were the result of a strategic decision to liquidate certain large cap equity positions given our belief that they were fully valued. The proceeds of sales during 2004 were accumulated with the intent of capitalizing Delaware Sterling Bank & Trust Company.

Non-interest Expenses

     Non-interest expenses totaled $30.107 million for the quarter ended March 31, 2005 compared to $24.972 million for the same period in 2004, an increase of 20.6%.

     The largest component of non-interest expense is salaries and employee benefits, which totaled $13.878 million for the quarter ended March 31, 2005, a $2.838 million or 25.7% increase over the same period in 2004. The increase is attributable to the following factors:

•	A full quarter’s worth of salaries and employee benefits associated with Sterling’s newest affiliates, Pennsylvania State Bank, StoudtAdvisors and Lancaster Insurance Group with no similar expense in the prior year.

•	Increased number of employees, the result of expansion into emerging markets;

•	Rising health care costs consistent with national trends and a growing employee base;

•	Additions to staff required to continue to serve our customers in light of increased transaction volumes; and

•	Normal merit increases to existing employees.

     Net occupancy totaled $1.616 million for the first quarter of 2005, an increase of $187 thousand or 13.1% over the same period in 2004. This increase is a direct result of the overall growth of the corporation including the acquisition of Pennsylvania State Bank and their six branches, StoudtAdvisors’ two office locations and the expansion into the emerging markets of Berks County, Pennsylvania; Carroll County, Maryland; and New Castle County, Delaware.

     Furniture and equipment charges increased to $1.903 million for the quarter ended March 31, 2005, an increase of $181 thousand, or 10.5%, from the same period in 2004. The steady upward trend in furniture and equipment expense is the result of enhancements to the delivery channels available to deliver products to customers, and additional office locations from expansion opportunities. Additionally, certain equipment charges are based on number of accounts opened and their related transaction volumes. As Sterling’s customer base and geographic market area continues to grow, these types of charges will grow as well.

     Professional services totaled $952 thousand for the quarter ended March 31, 2005, compared to $765 thousand for the same period in 2004, an increase of $187 thousand, or 24.4%. The regulatory climate is becoming increasingly complex as a result of certain legislation and regulatory initiatives including the Sarbanes-Oxley Act, Check 21 and the USA Patriot Act. As a result of these complexities, professional service fees have increased, the result of higher compliance costs as well as contracted professional resources to meet the heightened demands of legislation.

     Intangible asset amortization was $691 thousand for the quarter ended March 31, 2005, an increase of $441 thousand over first quarter 2004 results. The increase in expense is the result of the amortization of customer lists at StoudtAdvisors and of the core deposit intangible at Pennsylvania State Bank. A full quarter’s worth of amortization was expensed on these intangible assets in 2005, versus no similar charge at these entities in 2004 as they were acquired in the second and fourth quarters, respectively.

     Other non-interest expense totaled $4.735 million for the quarter ended March 31, 2005, compared to $3.940 million for the same period in 2004. Expenses in this category consist of marketing, advertising, promotions, postage, lending related expenses, insurance and telephone expenses. The increase in other non-interest expenses is primarily a function of Sterling’s overall growth, which results in higher expenses.

     As a result of Sterling’s investment in new market territories and its impact on expenses, combined with the acquisition of non-bank affiliates that generally carry higher expense to revenue ratios than the bank affiliates, Sterling’s efficiency ratio exceeds its desired target of 60%. Intangible asset amortization is the primary reason the efficiency ratio has slipped from 62.3% for the quarter ended March 31, 2004, to 62.5% for the same quarter in 2005. Excluding the impact of this non-cash amortization of intangible assets, the efficiency ratio has improved from 61.5% for the quarter ended March 31, 2004 to 60.8% for the quarter ended March 31, 2005.

Income Taxes

     Income tax expense for the quarter ended March 31, 2005 was $3.558 million resulting in an effective tax rate of 27.7%, versus 24.4% for the quarter ended March 31, 2004. Higher levels of pretax income taxed at the incremental 35% statutory tax rate led to the increase in effective income tax rate.

FINANCIAL CONDITION

     Total assets at March 31, 2005 totaled $2.752 billion compared to $2.743 billion at December 31, 2004. This represents a slight increase of approximately $9 million.

Securities

     Sterling utilizes investment securities as a primary tool for managing interest rate risk, to generate interest and dividend income and to provide liquidity to the parent company and affiliates. As of March 31, 2005, securities totaled $493.638 million, which represents a 1.6% decrease from the December 31, 2004 balance of $501.671 million. The primary reason for the decrease is due to rising interest rates, which has caused unrealized losses in fair value on securities available for sale.

     Sterling’s securities portfolio includes debt and equity instruments that are subject to varying degrees of credit and market risk. This risk arises from general market conditions, factors impacting specific industries, as well as corporate news that may impact specific issues. Management continuously monitors its debt securities, including routine updating of credit ratings, monitoring market, industry and corporate news, as well as volatility in market prices. Sterling uses various indictors in determining whether a debt security is other-than-temporarily impaired, including whether it is probable that the contractual interest and principal will not be collected in full. One such indicator is credit ratings. As of March 31, 2005, there were no holdings below investment grade.

     In addition to its debt securities, Sterling also maintains an available-for-sale equity portfolio, comprised of the following:

	March 31, 2005		December 31, 2004
	Adjusted	Fair	Adjusted	Fair
	Cost	Value	Cost	Value
Government sponsored enterprise	$2	$4,458	$2	$4,910
Community banks	1,969	2,924	1,969	3,054
Large cap financial services company stocks	2,615	3,188	2,615	3,346

	$4,586	$10,570	$4,586	$11,310

     These holdings are maintained for long-term appreciation in these segments of the market.

     Adjusted cost reflects a reserve for other than temporary impairment charges totaling $386 thousand. These charges are generally recognized when the market value of a specific holding has not exceeded adjusted cost at any time in the prior six months. Sterling recognized no other than temporary impairment charges in the first three months of 2005.

Loans

     The following table sets forth the composition of Sterling’s loan portfolio, at March 31, 2005 and December 31, 2004:

	March 31,	December 31,
	2005	2004
Commercial and agricultural	$420,340	$412,809
Commercial real estate	610,147	597,208
Financial	23,125	25,790
Real estate-construction	70,412	61,591
Real estate-mortgage	78,210	78,694
Consumer	365,314	364,991
Finance receivables (net of unearned income)	254,891	236,617
Lease financing (net of unearned income)	132,812	129,571

Total	$1,955,251	$1,907,271

     Gross loans outstanding were $1.955 billion at March 31, 2005, a 2.5% increase (10.1% annualized) over the prior year-end balance of $1.907 billion. Sterling continues to experience strong loan growth that has resulted from an improving local and national economy, particularly in the commercial and finance receivable portfolios. Sterling’s specialty lenders, including EFI and Town & Country Leasing, its emerging markets, including Berks and Lebanon counties, Pennsylvania; Carroll County, Maryland; and New Castle County, Delaware; have contributed to the growth in loans receivable.

Allowance for Loan Losses

     Sterling maintains the allowance for loan losses at a level that management believes adequate to absorb potential losses inherent in the loan portfolio and is established through a provision for loan losses charged to earnings. Quarterly, Sterling utilizes a defined methodology in assessing the adequacy of the allowance for loan losses. This methodology considers specific credit reviews, past loan loss experience, and qualitative factors. (For a more thorough discussion of the allowance for loan losses methodology, please refer to Sterling’s Annual Report on Form 10-K for the year ended December 31, 2004).

     The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans as of March 31, 2005 and December 31, 2004:

	March 31,	December 31,
	2005	2004
Nonaccrual loans	$4,062	$3,474
Accruing loans, past due 90 days or more	431	875
Restructured loans	—	181

Total non-performing loans	4,493	4,530
Foreclosed assets	136	80

Total non-performing assets	$4,629	$4,610

Ratios:
Non-performing loans to total loans	0.23%	0.24%
Non-performing assets to total assets	0.17%	0.17%
Allowance for loan losses to non-performing loans	412%	417%

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

     As of March 31, 2005, non-performing assets were $4.629 million, an increase of $19 thousand from December 31, 2004. Non-performing assets as well as asset quality ratios have remained fairly consistent from December 31, 2004 to March 31, 2005.

     Potential problem loans are defined as performing loans, which have characteristics that cause management to have serious doubts as to the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as non-performing loans in the future. Total potential problem loans were approximately $5.124 million at March 31, 2005 as compared to $3.955 million at December 31, 2004. Additionally, outstanding letter of credit commitments totaling approximately $843 thousand could result in potential problem loans, if drawn upon. The majority of these loans are secured by a combination of business assets and/or real estate with acceptable loan-to-value ratios.

     The roll forward of the allowance for loan losses for the three months ended March 31, 2005 and 2004 was as follows:

	Three Months Ended
	March 31,
	2005	2004
Balance at January 1	$18,891	$14,656
Provision for loan losses charged to income	357	714
Loans charged-off	(888)	(367)
Recoveries of loans previously charged off	166	79

Balance at March 31	$18,526	$15,082

Net charge-offs to average loans outstanding:
Community banking segment	0.16%	0.05%
Leasing segment	0.23%	0.28%
Commercial finance segment	—	—
Total	0.15%	0.07%

     The allowance for loan losses totals $18.526 million at March 31, 2005, a decrease of $365 thousand since December 31, 2004. The allowance represents 0.95% of loans outstanding at March 31, 2005 as compared to 0.99% at December 31, 2004.

     Sterling maintains the allowance for loan losses at a level that management believes adequate to absorb potential losses inherent within the loan portfolio.

Deposits

     Sterling continues to rely heavily on deposit growth as a primary source of funds for lending activities. Total deposits increased $42.575 million or 2.1% (8.4% annualized) in the first three months of 2005. As a result of rising interest rates and some seasonality in deposit balances, non-interest bearing demand deposits decreased $15.927 million during the first three months, which was offset by increases in NOW and money market accounts, savings and time.

Short-Term Borrowings

     Short-term borrowings are comprised of federal funds purchased, securities sold under repurchase agreements, U.S. Treasury demand notes and borrowings from other financial institutions. As of March 31, 2005, short-term borrowings totaled $60.662 million, a decrease of $38.106 million from the December 31, 2004 balance of $98.768 million. This change is attributable to a decrease in the overnight federal funds purchased position of $28.500 million and securities sold under repurchase agreements of $8.100 million. Fluctuations in these two short-term borrowing categories can occur in the normal course of business.

Long-Term Debt

     Long-term debt consists primarily of advances from the Federal Home Loan Bank and borrowings from other financial institutions to fund Sterling’s growth in its finance receivable and finance and operating lease portfolios. Long-term debt totaled $226.054 million at March 31, 2005, a decrease of $6.985 million from the December 31, 2004 balance of $233.039 million. The decrease was the result of scheduled principal maturities and repayments.

Subordinated Notes Payable

     As of March 31, 2005, Sterling sponsored four special purpose subsidiary trusts, Sterling Financial Statutory Trusts I, II, III and IV. The trusts were formed for the purpose of issuing corporate obligated mandatorily redeemable capital securities (the capital securities) to third party investors and investing the proceeds from the sale of the capital securities in junior subordinated notes payable of Sterling (the debentures). The debentures are the sole assets of the trust, and totaled $87.630 million as of March 31, 2005, an increase of $15.464 million over the December 31, 2004 balance of $72.166 million. The increase is the result of a fourth special purpose subsidiary trust that issued $15.000 million of capital securities to third party investors, and simultaneously invested the proceeds into a $15.464 million junior subordinated note payable to Sterling. The debenture bears interest at a fixed rate of 6.19% and is due in February 2035, with a call date in February 2010.

     The proceeds of the junior subordinate notes payable have been primarily used to fund the cash portion of the consideration paid for recent acquisitions, funding of a portion of loan growth, and for other corporate matters.

Derivative Financial Instruments

     Sterling is a party to derivative instruments in the normal course of business to manage its exposure to fluctuations in interest rates and to meet the financing needs of its customers.

Asset liability management

     Sterling enters into derivative transactions principally to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows. A summary of the interest rate contracts at March 31, 2005 is as follows:

	Notional	Carrying
	Amount	Value
Interest rate swap agreements (pay fixed/receiving floating)	$25,000	$(302)
Interest rate swap agreements (pay floating/received fixed)	25,000	(877)

     Interest rate swaps have been used to hedge cash flow variability related to floating rate assets and liabilities. Gains and losses on derivative instruments reclassified from accumulated other comprehensive income to current-period earnings are included in the line item in which the hedged cash flows are recorded. At March 31, 2005, other comprehensive income included a deferred after-tax loss of $764 thousand versus $606 thousand at December 31, 2004.

     A portion of the amount in other comprehensive income is reclassified from other comprehensive income to the appropriate income statement line item as net settlements occur, as follows:

	Three Months Ended
	March 31,
	2005	2004
Interest income – commercial loans	$44	$14
Interest expense – borrowed funds	143	237

     Interest rate options, which include caps, are contracts that transfer, modify, or reduce interest rate risk in exchange for the payment of a premium when the contract is initiated. A premium is paid for the right, but not the obligation, to buy or sell a financial instrument at predetermined terms in the future.

     Sterling has entered into an equity put option as a fair value hedge to protect the company from risk that the fair value of its SLM Corporation stock might be adversely impacted by changes in market price. The equity put option is for 30,000 shares of SLM’s stock with a valuation date of May 2006. If, at the valuation date, the stock price is below the reference price ($33.81), the counter-party will pay the difference between the stock’s price on the valuation date and its reference price to Sterling. Sterling paid $171 thousand for this put option. As of March 31, 2005 its fair value was $8 thousand versus $9 thousand at December 31, 2004. This change was charged to other non-interest expense. At March 31, 2005, the trading price of the SLM Corporation stock was $49.84.

     In the first quarter of 2005, Sterling initiated a strategy of writing covered call options on certain equity security holdings in the available-for-sale portfolio. Sterling receives a premium in exchange for selling the call options. The buyer of the options has the right to purchase a specified number of shares at a future date at an agreed upon price level, or strike price. The options are recorded at fair value (initially the premium received) with the changes in fair value recognized in non-interest income. During the first quarter of 2005, Sterling recognized $2 thousand in non-interest income related to this activity. No contracts were outstanding as of March 31, 2005.

Customer Related

     Sterling has entered into interest rate contracts (including interest rate caps and interest rate swap agreements) to facilitate customer transactions and meet their financing needs. This portfolio is actively managed and hedged with offsetting contracts, with identical terms, with third-party counter parties.

     A summary of the customer related interest rate contracts and offsetting contracts with third-party counter parties at March 31, 2005 is as follows:

	Notional	Carrying
	Amount	Value
Interest rate swap agreements (pay fixed/receiving floating)	$11,544	$185
Interest rate swap agreements (pay floating/received fixed)	11,544	(185)
Interest rate caps written	9,888	(15)
Interest rate caps purchased	9,888	15

     Changes in the estimated fair value of customer related contracts and related interest settlements, net of the offsetting counter party contracts, are recorded in non-interest income. Fees collected from customers, net of fees paid to counter parties, for these transactions are recognized over the life of the contract.

     Sterling believes it has reduced market risk on its customer related derivative contracts through the offsetting contractual relationships with counter parties. However, if a customer or counter party fails to perform, credit risk is equal to the extent of the fair value gain in a derivative. When the fair value of a derivative instrument contract is positive, this generally indicates that the counter party or customer owes Sterling, and results in credit risk to Sterling. When the fair value of a credit risk is negative, Sterling owes the customer or counter party, and therefore, has no credit risk. Sterling minimizes the credit risk in derivative instruments by including derivative credit risk in its credit underwriting procedures, and by entering into transactions with high-quality counter parties that are reviewed periodically by Sterling’s treasury function.

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

     One capital management strategy that Sterling has employed is the use of trust preferred capital securities through its wholly owned special purpose Statutory Trusts. The proceeds from the preferred securities were invested in junior subordinated deferrable interest debentures of Sterling, at terms consistent with the trust preferred capital securities. Sterling’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by Sterling of the Statutory Trusts’ obligations under the preferred capital securities.

     The capital securities held by the trusts qualify as Tier 1 capital for Sterling under Federal Reserve Board guidelines. In 2004, the Federal Reserve issued rules that retain Tier 1 capital treatment for trust-preferred securities but with stricter limits. Under the new rules, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would retain its current limit of 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Sterling has $85.000 million in trust preferred securities as of March 31, 2005, which has been included as Tier 1 capital in its regulatory capital calculations. Sterling anticipates that upon adoption of the Board of Governors of the Federal Reserve clarified regulatory treatment of trust preferred securities through 2009; it will continue to be well capitalized

     Earnings retention, which represents net income less dividends declared, is a primary source of additional capital to Sterling. During the first three months of 2005, Sterling retained $5.552 million, or 59.8%, of its net income. Offsetting this increase in capital was $5.230 million of unrealized losses on securities available for sale and cash flow derivatives, and the repurchase of common shares issued of $4.063 million.

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

     Quantitative measures established by regulation to ensure capital adequacy require Sterling and its banking subsidiaries to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of March 31, 2005 and December 31, 2004, that Sterling and the subsidiary banks met all minimum capital adequacy requirements to which they are subject.

     As of March 31, 2005 the most recent notification from the Federal Deposit Insurance Corporation categorized the banks as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” institutions must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the banks’ category.

     Sterling’s capital ratios as of March 31, 2005 and December 31, 2004, are as follows:

	Actual Capital		Minimum Capital
	Ratio		Requirement
	March 31,	December 31,	Minimum	Well
	2005	2004	Requirement	Capitalized (1)
Total capital to risk weighted assets	13.0%	12.2%	8.0%	10.0%
Tier 1 capital to risk weighted assets	12.0%	11.2%	4.0%	6.0%
Tier 1 capital to average assets	10.3%	10.0%	4.0%	5.0%

(1)	Represents amounts for the banking subsidiaries and not Sterling, as prompt corrective action provisions are not applicable to bank holding companies.

Liquidity

     Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of Sterling, are met.

     Sterling’s funds are available from a variety of sources, including assets that are readily convertible to cash (federal funds sold, short-term investments), securities portfolio, scheduled repayments of loans receivable, core deposit base, short-term borrowing capacity with a number of correspondent banks and the Federal Home Loan Bank, and the ability to package residential mortgage loans originated for sale. In addition, through Sterling’s correspondent banking relationships, it has the ability to package and sell finance leases and receivables.

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

     The following table presents significant fixed and determinable contractual obligations by payment date as of March 31, 2005:

		Payments Due In
	Total Amount	One Year or	One to	Three to Five
	Committed	Less	Three Years	Years	Over Five Years
Deposits without a stated maturity	$1,235,341	$1,235,341	$—	$—	$—
Time deposits	822,628	322,338	396,604	101,313	2,373
Federal funds purchased	14,000	14,000	—	—	—
Securities sold under repurchase agreements	13,078	13,078	—	—	—
Interest-bearing demand notes issued to the U.S. Treasury	3,584	3,584	—	—	—
Lines of credit	30,000	30,000	—	—	—
Long-term debt	226,054	63,496	83,601	28,744	50,213
Subordinated notes payable	87,630	—	—	—	87,630
Operating leases	14,926	1,680	2,885	2,224	8,137

	$2,447,241	$1,683,517	$483,090	$132,281	$148,353

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

     A schedule of significant commitments at March 31, 2005 is as follows:

Commitments to extend credit:
Unused home equity lines of credit	$79,401
Other commitments to extend credit	354,167
Standby letters of credit	92,584

$526,152

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

     The simulation analysis results are presented in Table 3a. These results indicate that the corporation would expect net interest income to increase over the next twelve months by 3.0% assuming an immediate upward shift in market interest rates of 2.00% and to decrease by 5.2% if rates shifted downward in the same manner. This profile reflects an asset sensitive short-term rate risk position and is within the guidelines set by policy.

     At December 31, 2004 annual net interest income was projected to increase by 3.8% in the upward scenario and to decrease by 5.1% in the downward scenario. The risk position has changed from the prior year-end to a less asset sensitive position primarily due to continued refinement of non-maturity deposit assumptions relative to the current interest rate environment, the “rolling down” of fixed rate FHLB advances and the increased impact of possible FHLB convertible advance conversions given higher current interest rates. Offsetting the unfavorable factors were continued growth in variable commercial loans and a lower net federal funds purchased position.

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

     The net present value analysis results are presented in Table 3b. These results indicate that the net present value would decrease 2.0% assuming an immediate upward shift in market interest rates of 2.00% and to decrease 2.7% if rates shifted downward in the same manner. The risk position of Sterling is within the guidelines set by policy.

     At December 31, 2004 the analysis indicated that the net present value would decrease 1.9% assuming an immediate upward shift in market rates of 2.00% and to decrease 1.7% if rates shifted downward in the same manner.

Table 3a			Table 3b
Net Interest Income Projections			Present Value of Equity
	% Change in			% Change in
	Net Interest income			Present Value of Equity
Change in	March 31,	December 31,	Change in	March 31,	December 31,
Market Interest Rates	2005	2004	Market Interest Rates	2005	2004
(200)	(5.2%)	(5.1%)	(200)	(2.7%)	(1.7%)
(100)	(2.4%)	(2.4%)	(100)	(0.6%)	(0.1%)
0	0.0%	0.0%	0	0.0%	0.0%
100	1.5%	2.0%	100	(0.9%)	(0.8%)
200	3.0%	3.8%	200	(2.0%)	(1.9%)

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

     At the end of the period covered by this quarterly report on Form 10-Q, Sterling conducted an evaluation of the effectiveness of the design and operation of Sterling’s disclosure controls and procedures, as required by Rule 13a-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of Sterling’s management, including its Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Sterling’s controls and procedures are effective. There have been no changes in Sterling’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, internal controls over financial reporting, during the last fiscal quarter.

Part II – OTHER INFORMATION

Item 1 – Legal Proceedings

     As of March 31, 2005, there were no material pending legal proceedings, other than routine legal proceedings occurring in the ordinary course of business, to which Sterling or any of its subsidiaries is a party or which any of their property is the subject. Further, there are no material pending legal proceedings known to be contemplated by governmental authorities against Sterling or any of its subsidiaries or their property.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

     In May 2003, Sterling’s Board of Directors authorized the repurchase of up to 1,303,365 shares of its outstanding common stock. Shares repurchased are held for issuance in connection with Sterling’s stock compensation plans and for general corporate purposes.

     During the first quarter of 2005, Sterling repurchased 191,875 shares of its common stock for $4.063 million. A summary of the purchases, as well as the maximum number of shares yet to be purchased under the publicly announced plan are outlined below:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that may yet
			Part of Publicly	be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Share Purchased	per Share	Programs	Programs
January 1, 2005 to January 31, 2005	—	$—	—	1,092,428
February 1, 2005 to February 28, 2005	71,875	21.43	71,875	1,020,553
March 1, 2005 to March 31, 2005	120,000	21.02	120,000	900,553

     The total number of shares purchased and average price paid per share have been adjusted for the 5-for-4 stock split, effected in the form of a 25% stock dividend, declared by Sterling’s Board of Directors on April 26, 2005.

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

3(i)	Amended Articles of Incorporation. (Incorporated by reference to Exhibit 3(i) to Registrant’s Current Report on Form 8-K, dated April 30, 2002, filed with the Commission on May 15, 2002.)

3(ii)	Amended Bylaws.

10.1	1996 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.3 of Registration Statement No. 333-28065 on Form S-8, filed with the Commission on May 30, 1997.)

10.2	Dividend Reinvestment and Stock Purchase Plan. (Incorporated by reference to Registrant’s Registration Statement No. 33-55131 on Form S-3, filed with the Commission on August 18, 1994, and as amended by Registrant’s Rule 424(b) prospectus, filed with the Commission on December 23, 1998, and by Amendment No. 1, filed with the Commission on January 16, 2001.)

10.3	Stock Disposition Agreement, dated September 6, 2001, by and between Howard E. Groff, Sr., and Registrant. (Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K, dated September 6, 2001, filed with the Commission on September 26, 2001.)

10.4	1997 Directors Stock Compensation Plan and Policy. (Incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement No. 333-28101 on Form S-8, filed with the Commission on May 30, 1997.)

10.5	Supplemental Executive Retirement Agreement, dated April 22, 2002, between Registrant and John E. Stefan. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated April 30, 2002, filed with the Commission on May 15, 2002.)

10.6	Consulting Agreement and General Release, dated April 22, 2002, between Sterling Financial Corporation and John E. Stefan. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated April 30, 2002, filed with the Commission on May 15, 2002.)

10.7	Employment Agreement, dated December 18, 2001, between Sterling Financial Corporation, Bank of Lancaster County, N.A. and J. Roger Moyer, Jr. (Incorporated by reference to Exhibit 10.6 to Registrant’s Registration Statement No. 333-75650 on Form S-4, filed with the Commission on January 16, 2002.)

10.8	Employment Agreement, dated July 23, 2002, between Sterling Financial Corporation, Bank of Lancaster County, N.A. and Thomas P. Dautrich. (Incorporated by reference to Exhibit 10 to Registrant’s Quarterly Report on 10-Q for the quarter ended June 30, 2002, filed with the Commission on August 14, 2002.)

10.9	Employment Agreement, dated as of February 28, 2002, between Sterling Financial Corporation, Bank of Lancaster County, N.A. and J. Bradley Scovill. (Incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on March 27, 2002.) Amended by the Waiver of Rights Under and Amendment to Employment Agreement, dated April 25, 2005, between Sterling Financial Corporation, Bank of Lancaster County, N.A. and J. Bradley Scovill. (Incorporated by reference to Exhibit 10.9 to Registrant’s Current Report on Form 8-K, dated April 25, 2005, filed with the Commission on April 25, 2005).

10.10	Change in Control Agreement, dated as of July 27, 2000, between Sterling Financial Corporation, Bank of Hanover, and Chad M. Clabaugh. (Incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2002, filed with the Commission on March 27, 2003).

10.11	Employment Agreement, dated as of December 1, 2000, between Sterling Financial Corporation, Bank of Lancaster County, N.A., and Gregory S. Lefever. (Incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Commission on March 12, 2004).

11	Statement re: Computation of per Share Earnings – See Note 1, Summary of Significant Accounting Policies, included in this Quarterly Report on Form 10-Q.

14	Code of ethics (Incorporated by reference to Exhibit 14 to Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2003, and filed with the Commission on March 12, 2004).

21	Subsidiaries of Registrant

Rule 13a-14(a)/15d-14(a) Certifications

31.1	— Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	— Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Section 1350 Certifications

32.1	— Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to 906 of the Sarbanes Oxley Act of 2002

32.2	— Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to 906 of the Sarbanes Oxley Act of 2002

     Copies of the Exhibits referenced above will be provided to Shareholders without charge by writing to Shareholder Relations, Sterling Financial Corporation, 101 North Pointe Blvd., Lancaster, PA 17601.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING FINANCIAL CORPORATION

Date: May 9, 2005	By:	/s/ J. Roger Moyer, Jr.

J. Roger Moyer, Jr.
President and Chief Executive Officer

Date: May 9, 2005	By:	/s/ J. Bradley Scovill

J. Bradley Scovill
Senior Executive Vice President,
Chief Financial Officer and Treasurer