Form 10-Q
period 2005-06-30
STERLING FINANCIAL CORP /PA/
filed 2005-08-09
CIK 811671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
Commission file number 0-16276

STERLING FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-2449551 (I.R.S. Employer Identification No.)

101 North Pointe Boulevard Lancaster, Pennsylvania (Address of principal executive offices)	17601-4133 (ZipCode)
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
     Common Stock, $5.00 Par Value – 28,879,329 shares outstanding as of July 29, 2005.

Sterling Financial Corporation and Subsidiaries

Part I – Financial Information
STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(Dollars in thousands)	2005	2004
Assets
Cash and due from banks	$69,655	$67,708
Federal funds sold	168	15,147

Cash and cash equivalents	69,823	82,855
Interest-bearing deposits in banks	5,353	5,813
Short-term investments	2,584	6,542
Mortgage loans held for sale	6,239	4,345
Securities held-to-maturity (fair value 2005 - $31,464; 2004 - $34,919)	30,952	34,152
Securities available-for-sale	456,977	467,519
Loans, net of allowance for loan losses (2005 - $19,095; 2004 - $18,891)	1,992,155	1,888,380
Premises and equipment, net	42,140	43,658
Assets held for operating lease, net	68,609	58,475
Other real estate owned	64	80
Goodwill	77,869	75,350
Intangible assets	12,946	14,268
Mortgage servicing rights	2,558	2,697
Accrued interest receivable	11,854	11,407
Other assets	42,760	47,221

Total assets	$2,822,883	$2,742,762

Liabilities
Deposits:
Noninterest-bearing	$296,681	$303,722
NOW and money market	693,002	705,330
Savings	243,531	220,535
Time	876,721	785,807

Total deposits	2,109,935	2,015,394

Short-term borrowings	69,105	98,768
Long-term debt	226,445	233,039
Subordinated notes payable	87,630	72,166
Accrued interest payable	7,637	6,375
Other liabilities	32,400	35,076

Total liabilities	2,533,152	2,460,818

Stockholders’ equity
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $5.00 par value, 70,000,000 shares authorized; issued 2005 — 29,138,357 shares; 2004 — 23,298,588 shares	145,692	116,493
Capital surplus	79,562	80,734
Escrowed shares (2005 —210,004 shares; 2004 — 192,002 shares)	(3,414)	(3,901)
Retained earnings	60,683	78,384
Accumulated other comprehensive income	8,957	10,234
Common stock in treasury, at cost (2005 —82,954 shares; 2004 — 0 shares)	(1,749)	—

Total stockholders’ equity	289,731	281,944

Total liabilities and stockholders’ equity	$2,822,883	$2,742,762

The accompanying notes are an integral part of these consolidated financial statements.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2005	2004	2005	2004
Interest and dividend income
Loans, including fees	$36,373	$27,189	$70,444	$53,156
Debt securities
Taxable	2,774	3,216	5,587	6,698
Tax-exempt	2,592	2,635	5,206	5,253
Dividends	183	150	379	288
Federal funds sold	56	12	68	36
Short-term investments	41	3	68	16

Total interest and dividend income	42,019	33,205	81,752	65,447

Interest expense
Deposits	9,379	6,386	17,508	12,934
Short-term borrowings	750	429	1,420	836
Long-term debt	2,236	1,916	4,458	3,873
Subordinated debt	1,345	754	2,481	1,517

Total interest expense	13,710	9,485	25,867	19,160

Net interest income	28,309	23,720	55,885	46,287
Provision for loan losses	1,140	915	1,497	1,629

Net interest income after provision for loan losses	27,169	22,805	54,388	44,658

Non-interest income
Trust and investment management income	2,296	2,202	4,588	4,356
Service charges on deposit accounts	2,102	1,498	4,008	2,972
Other service charges, commissions and fees	1,170	915	2,254	1,790
Brokerage fees and commissions	688	910	1,540	1,738
Insurance commissions and fees	1,974	654	3,806	721
Mortgage banking income	432	629	719	1,038
Rental income on operating leases	6,729	6,166	13,493	12,401
Other operating income	1,644	827	2,218	1,471
Securities gains	114	514	248	1,031

Total non-interest income	17,149	14,315	32,874	27,518

Non-interest expenses
Salaries and employee benefits	14,153	11,401	28,031	22,441
Net occupancy	1,585	1,319	3,201	2,748
Furniture and equipment	1,893	1,726	3,796	3,448
Professional services	1,049	1,317	2,001	2,082
Depreciation on operating lease assets	5,658	5,210	11,282	10,446
Taxes other than income	558	483	1,266	1,073
Intangible asset amortization	675	298	1,366	548
Other	5,195	4,165	9,930	8,105

Total non-interest expenses	30,766	25,919	60,873	50,891

Income before income taxes	13,552	11,201	26,389	21,285
Income tax expenses	3,868	2,985	7,426	5,440

Net income	$9,684	$8,216	$18,963	$15,845

Per share information:
Basic earnings per share	$0.336	$0.304	$0.658	$0.589
Diluted earnings per share	0.331	0.299	0.647	0.580
Dividends declared	0.130	0.120	0.258	0.240
The accompanying notes are an integral part of these consolidated financial statements.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity

					Accumulated
					Other	Treasury
	Shares				Comprehensive	and
	Common	Common	Capital	Retained	Income	Escrowed
(Dollars in thousands)	Stock	Stock	Surplus	Earnings	(Loss)	Shares	Total
Balance, December 31, 2004	23,106,586	$116,493	$80,734	$78,384	$10,234	$(3,901)	$281,944

Comprehensive income:
Net income	—	—	—	18,963	—	—	18,963
Other comprehensive income:
Change in net unrealized gain on securities AFS, net of reclassification adjustment and tax effects	—	—	—	—	(1,408)	—	(1,408)
Change in unrealized gains (losses) on interest rate swaps net of tax	—	—	—	—	131	—	131

Total comprehensive income							17,686

Common stock issued:
Stock options	12,838	64	74	—	—	—	138
Treasury stock issued:
Stock options	95,220	—	(1,246)	—	—	3,160	1,914
Common and Treasury stock issued for additional consideration:
Release of Bainbridge escrowed shares.	3,436	—	—	—	—	56	56
Release of Church escrowed shares	26,562	—	—	—	—	432	432
Corporate Healthcare Strategies	38,111	—	—	—	—	96	96
Purchase of treasury shares	(189,500)	—	—	—	—	(5,006)	(5,006)
Cash dividends declared	—	—	—	(7,499)	—	—	(7,499)
5—for—4 stock split effected in the form of a 25% common stock dividend	5,752,146	29,135	—	(29,165)	—	—	(30)

Balance, June 30, 2005	28,845,399	$145,692	$79,562	$60,683	$8,957	$(5,163)	$289,731

The accompanying notes are an integral part of these consolidated financial statements.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2005	2004
Cash Flows from Operating Activities
Net income	$18,963	$15,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,704	12,711
Accretion and amortization of investment securities	172	397
Amortization of intangible assets	1,366	548
Provision for loan losses	1,497	1,629
Gains on sale of finance leases and receivables	(725)	(140)
Gains on sale of securities available-for-sale	(248)	(853)
Gains on sale of mortgage loans	(197)	(432)
Proceeds from sales of mortgage loans	41,963	60,045
Originations of mortgage loans held for sale	(43,660)	(57,467)
Change in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(447)	324
(Increase) decrease in other assets	4,072	(5,708)
Increase (decrease) in accrued interest payable	1,262	(478)
Increase (decrease) in other liabilities	(1,826)	(10,110)
Other	—	(125)

Net cash provided by operating activities	35,896	16,186

Cash Flows From Investing Activities
Net (increase) decrease in interest-bearing deposits in other banks	460	(1,105)
Net (decrease) in short-term investments	3,958	7,927
Proceeds from sales of securities available-for-sale	11,740	17,022
Proceeds from maturities or calls of securities held-to-maturity	6,349	2,123
Proceeds from maturities or calls of securities available-for-sale	26,338	55,213
Purchases of securities held-to-maturity	(3,147)	(1,392)
Purchases of securities available-for-sale	(29,639)	(16,862)
Loan and finance lease originations, net of repayments	(131,605)	(133,469)
Proceeds from sales of finance leases and receivables	27,074	9,733
Purchases of equipment acquired for operating leases, net	(21,416)	(10,029)
Purchases of premises and equipment, net	(905)	(1,591)
Cash paid for business combination, net	(746)	(7,850)

Net cash used by investing activities	(111,539)	(80,280)

Cash Flows From Financing Activities
Net increase in deposits	94,541	27,205
Net increase (decrease) in short-term borrowings	(29,663)	14,966
Proceeds from issuance of long-term debt	9,000	15,000
Repayment of long-term debt	(15,594)	(17,420)
Proceeds from issuance of common stock	138	—
Proceeds from issuance of subordinated notes payable	15,464	—
Cash dividends	(7,449)	(6,380)
Cash paid in lieu of fractional shares	(30)	(33)
Purchase of treasury stock	(5,006)	(1,707)
Proceeds from issuance of treasury stock	1,210	1,107

Net cash provided by financing activities	62,611	32,738

Net change in cash and cash equivalents	(13,032)	(31,356)

Cash and Cash Equivalents
Beginning of period	82,855	84,098

End of period	$69,823	$52,742

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
     Operating results for the three months and six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
     For further information, refer to the audited consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K, for the year ended December 31, 2004.
     The consolidated financial statements and footnotes thereto of Sterling Financial Corporation include the accounts of its wholly-owned subsidiaries, Bank of Lancaster County, N.A. (Bank of Lancaster County), First National Bank of North East (First National), Bank of Hanover and Trust Company (Bank of Hanover), Pennsylvania State Bank, Delaware Sterling Bank & Trust Company (Delaware Sterling), HOVB Investment Co., T&C Leasing, Inc. (T&C), Pennbanks Insurance Company, SPC, Church Capital Management, LLC, Bainbridge Securities Inc., Corporate Healthcare Strategies, LLC (d/b/a StoudtAdvisors), Lancaster Insurance Group, LLC and Sterling Mortgage Services, Inc. (inactive). The unaudited consolidated financial statements also include Town & Country Leasing, LLC (Town & Country), Sterling Financial Trust Company, Equipment Finance, LLC (EFI), and Sterling Community Development Corporation, L.L.C., all wholly-owned subsidiaries of Bank of Lancaster County. All significant intercompany balances and transactions have been eliminated in consolidation.
     Earnings Per Share - Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if potential dilutive stock options had been exercised. Potential common shares that may be issued by Sterling used in the dilutive per share calculation consist solely of outstanding stock options and are determined using the treasury stock method.
     Earnings per common share for the three months and six months ended June 30, 2005 and 2004 have been computed based on the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income available to stockholders	$9,684	$8,216	$18,963	$15,845

Average number of shares outstanding	28,810,912	27,006,290	28,835,235	26,915,055
Effect of dilutive stock options	446,979	438,913	481,184	413,235

Average number of shares outstanding used to calculate diluted earnings per share	29,257,891	27,445,203	29,316,419	27,328,290

Per share information:
Basic earnings per share	$0.336	$0.304	$0.658	$0.589
Diluted earnings per share	0.331	0.299	0.647	0.580
     All share and per share amounts have been properly restated to reflect the 5-for-4 stock split effected in the form of a 25% stock dividend declared April 26, 2005 and paid on June 1, 2005.

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
     The components of other comprehensive income and related tax effects are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$9,684	$8,216	$18,963	$15,845

Other comprehensive income (net of tax):
Unrealized holding gains (losses) on available-for-sale securities	5,771	(19,627)	(1,929)	(13,163)
Tax effect	(2,033)	6,895	682	4,630
Reclassification adjustment for securities (gains) in income	(114)	(514)	(248)	(1,031)
Tax effect	40	180	87	360
Unrealized gains (losses) on derivatives used in cash flow hedging relationships	444	(105)	205	(49)
Tax effect	(154)	27	(74)	9

	3,954	(13,144)	(1,277)	(9,244)

Comprehensive income	$13,638	$(4,928)	$17,686	$6,601

     The ending accumulated balances for each item included in accumulated other comprehensive income, net of related income taxes, were as follows:

	June 30,	December 31,
	2005	2004
Accumulated unrealized gains on securities available-for-sale	$9,432	$10,840
Accumulated unrealized losses on derivatives used in cash flow hedging relationships	(475)	(606)

	$8,957	$10,234

     Recent Accounting Pronouncements – In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 03-3 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” This statement addresses accounting for differences between contractual cash flows expected to be collected from an investor’s initial investment in non-homogeneous loans acquired in a transfer if those differences are attributable, at least in part, to credit quality. This statement limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. This statement requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This statement prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment through the allowance for loan losses. This statement is effective for loans acquired in fiscal years beginning after December 15, 2004.
     On June 29, 2005, the Financial Accounting Standards Board (FASB) decided to nullify paragraphs 10 through 18 of Emerging Issues Task Force (EITF) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The nullified section of EITF Issue 03-1 outline new criteria to determine whether a security with unrealized loss would need to be treated as an “other than temporary” impairment and currently charged to income. The nullified section also contained the notion that by realizing losses in bonds classified as available for sale (AFS), one could possibly “taint” other bonds in AFS that have unrealized losses and require a current charge-off of these bonds. In a final FASB Staff Position, the FASB will emphasize current accounting rules relevant to “other than temporary” impairments.
     In May 2005, the FASB issued FAS 154, Accounting Changes and Error Corrections. This statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Sterling does not anticipate FAS 154 will materially impact its financial statements upon adoption on January 1, 2006.
Note 2 – Business Combinations
     Corporate Healthcare Strategies, Inc. – On May 28, 2004, Sterling acquired 100% of the outstanding common shares of Corporate Healthcare Strategies, Inc. d/b/a StoudtAdvisors. StoudtAdvisors is headquartered in Lancaster, Pennsylvania. As a result of the acquisition, Sterling plans to enhance earnings and provide financial product diversification.
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
     The transaction was accounted for under the provisions of FASB Statement No. 141, Business Combinations. The purchase price allocation included $6.624 million to finite-lived intangible assets, including $6.234 million to customer lists, $140 thousand to vendor contracts and $250 thousand to covenants not to compete. The intangible assets have lives ranging from 2 to 12 years, and a weighted average life of 4 years. The remaining portion of the purchase price, or $9.330 million, as well as future consideration paid out as a result of achieving minimum financial performance levels, was assigned to goodwill, within the Insurance Services segment. The goodwill is being amortized for tax purposes.
     Lancaster Insurance Group, LLC – As a result of the purchase of the remaining fifty percent of Lancaster Insurance Group’s membership interest effective July 1, 2004, this affiliate became a consolidated subsidiary of Sterling. Sterling paid $225 thousand in cash consideration to obtain the remaining 50% of the outstanding membership interest of this entity. To the extent that the purchase price exceeded tangible and intangible assets, the amount was allocated to goodwill.
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
     In connection with this transaction, Sterling acquired all of the outstanding shares of The Pennsylvania State Banking Company’s common stock for cash consideration of $11.436 million, 1,209,728 shares of Sterling’s common stock valued at $34.296 million, and the exchange of stock options into Sterling options valued at $2.440 million. In addition, shares of the The Pennsylvania State Banking Company, valued at $421 thousand, owned by Sterling were not exchanged into Sterling shares, but are included in the acquisition cost.
     The transaction was accounted for under the provisions of FASB Statement No. 141, Business Combinations. The purchase price allocation included $13.547 million to net tangible assets, including a $2.851 million valuation adjustment, $3.804 million to core deposit intangibles and $237 thousand to a trademark. Additional costs of acquisition of $2.464 million were capitalized. The remaining goodwill of $33.469 million was assigned to the Community Banking segment and will not be amortized for tax purposes.

Note 3 – Goodwill and Intangible Assets
     The changes in the carrying amount of goodwill for the six months ended June 30, 2005, are as follows:

			Trust and
	Community	Commercial	Investment	Insurance
	Banking	Finance	Services	Services	Total
Balance, January 1, 2005	$34,380	$17,220	$14,250	$9,500	$75,350
Additions to goodwill	55	—	1,015	1,493	2,563
Impairment losses	—	—	—	—	—
Amortization of goodwill from branch purchase	(44)	—	—	—	(44)

Balance, June 30, 2005	$34,391	$17,220	$15,265	$10,993	$77,869

     The additions to goodwill in the Trust and Investment Services and Insurance Services segments in 2005 is as a result of consideration paid to Church Capital Management LLC, Bainbridge Securities, Inc., and Corporate Healthcare Strategies LLC in connection with achieving specified performance levels agreed to in the purchase agreements. The goodwill added in the Community Banking segment pertains primarily to additional purchase accounting adjustments related to the acquisition of Pennsylvania State Bank.
     A summary of intangible assets is as follows:

	June 30, 2005		December 31, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets
Core deposit intangible	$4,785	$(1,363)	$4,785	$(1,003)
Customer lists	10,013	(2,044)	10,013	(1,247)
Trademark	480	(115)	480	(80)
Covenants not to compete	1,180	(291)	1,180	(196)
Vendor Agreements	140	(76)	140	(41)

	$16,598	$(3,889)	$16,598	$(2,567)

Non-finite lived intangible assets:
Trademark	237	—	237	—

Total	$16,835	$(3,889)	$16,835	$(2,567)

Note 4 – Stock Compensation
     Sterling has an omnibus stock incentive plan under which incentive and nonqualified stock options, stock appreciation rights, and restricted stock may be issued. To date, only incentive and nonqualified stock options have been issued under the plan. The options are granted periodically to key employees at a price not less than the fair market value of the shares at the date of grant, and may have a term of ten years. As of June 30, 2005, Sterling had approximately 513,019 shares of common stock reserved for issuance under the stock incentive plan. All options issued were in connection with the omnibus stock incentive plan, which was approved by shareholders.
     Sterling accounts for its stock incentive plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No share-based employee compensation cost for option grants are reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

     The following table illustrates the effect on net income and earnings per share if Sterling had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to share-based employee compensation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income:
As reported	$9,684	$8,216	$18,963	$15,845
Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(372)	(404)	(749)	(770)

Proforma	$9,312	$7,812	$18,214	$15,075

Basic earnings per share:
As reported	$0.336	$0.304	$0.658	$0.589
Proforma	0.323	0.289	0.632	0.560

Diluted earnings per share:
As reported	$0.331	$0.299	$0.647	$0.580
Proforma	0.318	0.285	0.621	0.552
     In December 2004, the FASB issued FASB Statement No. 123R, Share-Based Payment, (SFAS 123R), which was subsequently revised in April 2005 by delaying the implementation date. SFAS 123R addresses the accounting for share-based payments to employees and non-employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS 123R will be effective for years beginning after June 15, 2005. The calculation of compensation cost for share-based payment transactions after the effective date of SFAS 123R may be different from the calculation of compensation cost presented in the proforma information, but such differences have not yet been quantified by Sterling’s management. Sterling has not yet determined which fair-value method and transitional provision it will follow. However, Sterling expects that the adoption of SFAS 123R will have an impact on its results of operations, similar to the proforma disclosure above. Sterling does not expect that the adoption of SFAS 123R will have a material impact to its overall financial position.
Note 5 – Retirement Benefit Plan
     The components of Sterling’s post-retirement benefits cost for the three and six months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Service cost	$31	$23	$61	$47
Interest cost	34	29	69	57
Amortization of transition losses	2	3	4	5
Net amortization and other amortization of unrecognized prior service cost	9	3	18	7

Net retirement benefits cost	$76	$58	$152	$116

     In May 2004, the FASB issued Staff Position 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or FSP 106-2. FSP 106-2 supersedes FSP 106-1, and provides guidance on the accounting disclosure, effective date, and transition requirements related to the Medicare Prescription Drug Act. The Medicare Prescription Drug Act expands on existing Medicare benefits, primarily adding a prescription drug benefit for Medicare-eligible retirees beginning in 2006. The law also provides a federal subsidy to companies that sponsor post-retirement benefit plans that provide prescription drug coverage as long as the coverage is actuarially equivalent to Medicare Part D. FSP 106-2 was effective in the third quarter of 2004. At this time, Sterling is awaiting guidance from the Department of Health and Human Services to determine if its coverage meets the actuarially equivalence guidance. The accumulated plan obligation and related benefit costs does not presently include the federal subsidy, if any, for which Sterling may be eligible. Sterling does not believe that the adoption of this standard will have a significant impact on its results of operations, financial position, or liquidity.
Note 6 – Segment Information
     Sterling operates five major lines of business: Community Banking and Related Services; Leasing; Commercial Finance; Trust and Investment Services; and Insurance Related Services.
     The Community Banking and Related Services segment provides financial services to consumers, businesses, financial institutions and governmental units in south-central Pennsylvania, northern Maryland and northern Delaware. These services include providing various types of loans to customers, accepting deposits, mortgage banking and other banking services. Parent company and treasury function income is included in the community banking segment, as the majority of effort of these functions is related to this segment. Major revenue sources include net interest income and service fees on deposit accounts. Expenses include personnel, branch support and network support charges. The Community Banking and Related Services segment lends money to the Leasing and Commercial Finance segments, and represents the intersegment elimination.
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
     The Trust and Investment Services segment includes both corporate asset and personal wealth management services. The corporate asset management business provides retirement planning services, investment management, custody and other corporate trust services to small and medium size businesses in Sterling’s market area. Personal wealth management services include investment management, brokerage, estate and tax planning, as well as trust management and administration for high net worth individuals and their families. Major revenue sources include management and estate fees and commissions on security transactions. Expenses primarily consist of personnel and support charges, as well as amortization of intangible assets. The Trust and Investment Services segment provides investment advice on the Community Banking segment’s equity security portfolio, and represents the intersegment eliminations.
     The Insurance Related Services segment includes employee benefit products, consulting services, personal insurance coverage, including property and casualty, credit life insurance and disability insurance. Major revenue sources include commissions on insurance products, as well as consulting fees. Expenses include personnel and support charges as well as amortization of intangible assets.

     Information about reportable segments, and reconciliation of such information to the consolidated financial statements follows (in thousands):

	Community
	Banking &			Trust and	Insurance	Inter-
	Related		Commercial	Investment	Related	Segment	Consolidated
	Services	Leasing	Finance	Services	Services	Elimination	Totals
Three months ended June 30, 2005
Interest and dividend income	$34,328	$3,162	$8,606	$24	$8	$(4,109)	$42,019
Interest expense	13,013	2,384	2,414	4	4	(4,109)	13,710
Provision for loan losses	806	317	17	—	—	—	1,140
Noninterest income	4,108	7,468	610	3,018	1,957	(12)	17,149
Noninterest expenses	18,479	7,046	742	2,618	1,893	(12)	30,766
Income before income taxes	6,138	883	6,043	420	68	—	13,552
Income tax expenses	1,148	327	2,182	163	48	—	3,868
Net income	4,990	556	3,861	257	20	—	9,684

Three months ended June 30, 2004
Interest and dividend income	$26,641	$2,659	$6,677	$7	$5	$(2,784)	$33,205
Interest expense	8,997	1,932	1,335	1	4	(2,784)	9,485
Provision for loan losses	666	249	—	—	—	—	915
Noninterest income	3,811	6,684	82	3,110	628	—	14,315
Noninterest expenses	15,201	6,554	649	2,931	584	—	25,919
Income before income taxes	5,588	608	4,775	185	45	—	11,201
Income tax expenses	894	227	1,742	98	24	—	2,985
Net income	4,694	381	3,033	87	21	—	8,216

Six Months Ended June 30, 2005
Interest and dividend income	$66,422	$6,087	$16,900	$41	$15	$(7,713)	$81,752
Interest expense	24,531	4,509	4,525	7	8	(7,713)	25,867
Provision for loan losses	1,062	401	34	—	—	—	1,497
Noninterest income	7,759	14,490	694	6,171	3,772	(12)	32,874
Noninterest expenses	36,341	14,038	1,463	5,268	3,775	(12)	60,873
Income before income taxes	12,247	1,629	11,572	937	4	—	26,389
Income tax expenses	2,254	608	4,177	367	20	—	7,426
Net income	9,993	1,021	7,395	570	(16)	—	18,963

Assets	2,664,295	265,022	226,933	23,680	18,928	(375,975)	2,822,883

Six Months Ended June 30, 2004
Interest and dividend income	$52,779	$5,141	$12,787	$15	$10	$(5,285)	$65,447
Interest expense	18,166	3,706	2,566	3	4	(5,285)	19,160
Provision for loan losses	1,067	562	—	—	—	—	1,629
Noninterest income	7,382	13,193	161	6,091	691	—	27,518
Noninterest expenses	30,608	12,969	1,311	5,390	613	—	50,891
Income before income taxes	10,320	1,097	9,071	713	84	—	21,285
Income tax expenses	1,406	411	3,309	273	41	—	5,440
Net income	8,914	686	5,762	440	43	—	15,845

Assets	2,267,391	224,177	186,407	21,320	17,352	(340,200)	2,376,447
     The accounting policies of the segments are the same as those described in the summary of significant accounting policies disclosed in Sterling’s Annual Report on Form 10-K for the year ended December 31, 2004. Transactions between segments, principally loans, were on terms consistent with those that would be obtained from a third party.
     Sterling’s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment appeals to different markets and customer segments and, accordingly, require different technology and marketing strategies. Sterling’s chief operating decision maker utilizes interest income, interest expense, non-interest income, non-interest expense, and the provision for income taxes in making decisions and determining resources to be allocated to the segments.
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
     A summary of the junior subordinated debentures from Sterling to the subsidiary trusts is as follows:

	June 30,	December 31,
	2005	2004
Debenture issued to Sterling Financial Statutory Trust I, first redeemable, in whole or part, by Sterling in March 2007. Interest payable quarterly at a floating rate of LIBOR plus 360 basis points and matures in 2032	$20,619	$20,619
Debenture issued to Sterling Financial Statutory Trust II, first redeemable, in whole or part, by Sterling in June 2008. Interest payable quarterly at a fixed rate of 5.55%, and matures in 2033	36,083	36,083
Debenture issued to Sterling Financial Statutory Trust III, first redeemable, in whole or part, by Sterling in December 2009. Interest payable quarterly at a fixed rate of 6.00%, and matures in 2034	15,464	15,464
Debenture issued to Sterling Financial Statutory Trust IV, first redeemable, in whole or part, by Sterling in February 2010. Interest payable quarterly at a fixed rate of 6.19%, and matures in 2035	15,464	—

	$87,630	$72,166

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
     In addition to providing historical information, the management of Sterling has made forward-looking statements in this Quarterly Report on Form 10-Q. These forward-looking statements may be subject to risks and uncertainties. Forward-looking statements include assumptions and expectations concerning possible or assumed future results of operations of Sterling Financial Corporation and its wholly-owned subsidiaries, or the combined company. When words such as “believes,” “expects,” “anticipates,” “may,” “could,” “should,” “estimates” or similar expressions occur in this quarterly report, management is making forward-looking statements. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Sterling provides the following cautionary statement identifying important factors that could cause the actual results to differ materially from those set forth in or implied by the forward looking statements.
     Shareholders should note that many factors, some of which are discussed elsewhere in this report, could affect the future financial results of Sterling Financial Corporation and its subsidiaries, both individually and collectively, and could cause those results to differ materially from those expectations expressed in this report. These risk factors include the following:
•	Operating, legal and regulatory risks;

•	Economic, political and competitive forces impacting our various lines of business;

•	The risk that our analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful;

•	The possibility that increased demand or prices for Sterling’s financial services and products may not occur;

•	Volatility in interest rates;

•	Integration of our newly acquired affiliates may not occur as quickly or smoothly as anticipated and projected synergies may not occur in the projected time frame or at all;

•	Changes/volatility in the securities markets; and

•	Other risks and uncertainties.
     Readers are cautioned not to place undue reliance on these forward looking statements. Sterling undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in other documents Sterling files periodically with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q, the Annual Report on Form 10-K and any Current Reports on Form 8-K.
General
     The following discussion provides management’s analysis of the consolidated financial condition and results of operations of Sterling Financial Corporation and its wholly-owned subsidiaries, Bank of Lancaster County, N.A., First National Bank of North East, Bank of Hanover and Trust Company, Pennsylvania State Bank, Delaware Sterling Bank & Trust Company, HOVB Investment Co., T&C Leasing, Inc., Pennbanks Insurance Company, SPC, Church Capital Management, LLC, Bainbridge Securities Inc., StoudtAdvisors, Lancaster Insurance Group, LLC and Sterling Mortgage Services, Inc. (inactive). The consolidated financial statements also include Town & Country Leasing, LLC, Sterling Financial Trust Company, Equipment Finance, LLC, and Sterling Community Development Corporation, L.L.C., all wholly-owned subsidiaries of Bank of Lancaster County.
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
Non-GAAP Presentations
     This management discussion and analysis refers to certain non-GAAP financial measures to monitor performance, including the efficiency ratio and return on realized equity. The efficiency ratio is a non-GAAP financial measure that we believe provides readers with important information regarding Sterling’s results of operations. Comparison of Sterling’s efficiency ratio with that of other companies’ may not be appropriate, as they may calculate their ratio in a different manner. Sterling’s calculation of the efficiency ratio is computed by dividing non-interest expenses, less depreciation on operating leases, by the sum of tax equivalent net interest income and non-interest income, less depreciation on operating leases. Sterling nets the depreciation on operating leases against related income, as it is consistent with utilizing net interest income presentation for comparable capital leases, which nets interest expense against interest income. The efficiency ratio excludes unusual items, including gains on securities activities, interest collected on charged-off loans, etc.
     Return on realized equity is a non-GAAP financial measure, as it is calculated by taking net income, divided by average stockholders’ equity, excluding average other comprehensive income. We believe the presentation of return on realized equity provides a reader with a better understanding of our financial performance based on economic transactions, as it excludes the impact of unrealized gains and losses on securities available for sale and derivatives used in cash flow hedges, which can fluctuate based on interest rate volatility.
     Sterling, in referring to its net income, is referring to income determined in conformity with U. S. generally accepted accounting principles (GAAP). Although we believe that the above-mentioned non-GAAP financial measures enhance readers’ understanding of our business and performance, these non-GAAP measures should not be considered an alternative to GAAP.

RESULTS OF OPERATIONS
Three months ended June 30, 2005 compared to three months ended June 30, 2004
(Dollars in tables are in thousands)
Executive Overview
     Sterling’s net income was $9.684 million for the quarter ended June 30, 2005, an increase of $1.468 million, or 17.9% from the second quarter of 2004. Diluted earnings per share totaled $0.331 for the second quarter 2005 versus $0.299 for the same period in 2004, an increase of 10.7%. Return on average realized equity for the second quarter of 2005 was 14.00%, compared to 15.40% in the second quarter of 2004.
     Sterling continued its trend of improving net interest income, from $23.720 million for the second quarter of 2004 to $28.309 million in 2005, a 19.3% increase. The growth in net interest income has resulted from both organic growth and acquisitions. Pennsylvania State Bank, acquired by Sterling in December 2004, contributed $1.934 million of the increase in net interest income. The remainder of the improvement was the result of continued growth in interest earning assets particularly higher yielding loans, including commercial loans and finance receivables. The net interest margin for the quarter ended June 30, 2005 was 4.77%, consistent with 2004’s net interest margin of 4.79%.
     The provision for loan losses increased to $1.140 million for the quarter ended June 30, 2005, compared to $915 thousand for the quarter ended June 30, 2004. The increase in provision levels is due to the loan growth that Sterling has experienced during 2005.
     Non-interest income, excluding securities gains, was $17.035 million for the quarter ended June 30, 2005, a 23.4% increase over $13.801 million earned in 2004. The increase in non-interest income reflects Sterling’s ability to expand its existing products and services, including development of new products for existing customers and the ability to diversify the products offered through acquisition of other companies in the financial services industry. Sterling has been able to increase service charges primarily through a new overdraft protection program that was introduced to customers electing to take advantage of the product in the fourth quarter of 2004, and through an initiative that expanded debit card usage through the Company’s deposit customer base. Corporate Healthcare Strategies, d/b/a StoudtAdvisors, an employee benefits agency and consulting firm, acquired at the end of May 2004, produced growth in insurance commissions and fees, due to three months worth of operating results in 2005, compared to only one in 2004, and totaled $1.974 million for the quarter ended June 30, 2005, compared to $654 thousand in 2004. Additionally, in the second quarter of 2005, Sterling recognized $725 thousand of gains on the sale of leases and finance receivables, compared to $132 thousand in 2004. The sale of these assets allows for the funds to be reinvested in new asset growth and to limit Sterling’s credit concentration within one industry. The sale of leases and finance receivables is expected to be a funding source for Sterling in the future.
     During 2005, the small group division of StoudtAdvisors has experienced lower customer retention percentages than in prior years, primarily as a result of a key insurance carrier vacating the small group health insurance market. As such, commissions have been negatively affected. Management continues to explore initiatives to restore the retention percentages back to historic levels, including developing new products and securing new carriers with competitive pricing. Revenues may decline in future quarters if retention percentages remain below our past experience levels. Should this trend deteriorate in the future, Sterling may experience some degree of impairment in the value assigned to the segment’s customer list and/or goodwill.
     Non-interest expenses were $30.766 million for the quarter ended June 30, 2005, compared to $25.919 million in 2004, an 18.7% increase. A primary reason for the increase in non-interest expenses is the result of new and enhanced financial services products being offered to Sterling’s customers, including employee benefits brokerage and consulting. In addition, non-interest expense growth can be attributed to the growth in Sterling’s banking franchise, which includes both the acquisition of Pennsylvania State Bank and the expansion into new geographic regions, including Berks, Cumberland, Dauphin and Lebanon Counties, PA; Carroll County, MD; and New Castle County, DE. The acquisition of StoudtAdvisors at the end of May 2004 has resulted in incremental expense associated with three months of results in 2005, compared to only one in 2004. As a result of new markets served, new products offered, and acquisitions, increases were noted in virtually every non-interest expense category. Pennsylvania State Bank and StoudtAdvisor’s non-

interest expense for the quarter ended June 30, 2005 was $3.314 million, compared to $516 thousand for the second quarter of 2004.
Net Interest Income
     The primary component of Sterling’s revenue is net interest income, which is the difference between interest income and fees on interest-earning assets and interest expense on interest-bearing liabilities. Interest-earning assets include loans, securities and federal funds sold. Interest-bearing liabilities include deposits, borrowed funds and subordinated debt. To compare the tax-exempt yields to taxable yields, amounts are adjusted to pretax equivalents based on a 35% federal corporate income tax rate.
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
     Net interest income, on a fully taxable equivalent basis, totaled $29.879 million for the second quarter of 2005 compared to $25.405 million for the same period in 2004, an increase of $4.474 million, or 17.6%. This increase reflects a $379.414 million, or 18.0% increase in the quarterly average balance of interest-earning assets. Net interest margin decreased 2 basis points (b.p.) from 4.79% to 4.77%.
     Pennsylvania State Bank, acquired by Sterling in December 2004, contributed $1.976 million of the increase in net interest income and $197 million of the increase in the quarterly average balance of interest-earning assets.
     The primary increase in interest-earning assets came in the form of loans. Over the past year, the growth in loans exceeded the growth in earning assets, reflecting the funding of a portion of the loan growth with securities portfolio cash flow. The remainder of the growth in loans was funded by the growth in deposits, borrowings and stockholders’ equity. Strong growth in the commercial loan and finance receivables portfolios, as well as consumer loans contributed to the increase in total loans. Year-over-year, quarterly average loans increased $409 million (including $163 million from Pennsylvania State Bank), increasing the percentage of loans to interest-earning assets from 75% in 2004 to 80% in 2005. Generally, loans carry a higher yield than alternative interest-earning assets, namely securities and other investments.
     Strong growth has been experienced in demand deposits, money market deposits and time deposits. For the three months ended June 30, 2005, average deposits were $2.077 billion, an increase of $292 million, or 16.3%, over 2004. Excluding the $152 million of growth in average deposits that Pennsylvania State Bank provided, average deposits grew by 7.8%. The growth in deposits was in all deposit categories, including both core and time deposits.
     Year-over-year, average short-term borrowings and borrowed funds increased $25 million and $37 million, respectively. The increase in short-term borrowings reflects a shift in Sterling’s overnight federal funds position from selling federal funds to purchasing federal funds, in part due to the development of Sterling’s Correspondent Services Group, which has established federal funds lines for a number of community bank clients. The increase in borrowed funds reflects borrowings of $78 million in 2004 to provide funding for net loan growth and replace maturities and payments. These borrowings also included $29 million of borrowings acquired with Pennsylvania State Bank.
     Net interest margin decreased to 4.77% from 4.79% resulting from a number of offsetting factors:
•	After over three years of declining short-term interest rates, the Federal Reserve Bank began to raise the federal funds target rate in 2004. Since June of 2004, the Federal Reserve has increased the federal funds target by 25 basis points (b.p.) on nine separate occasions. This increase in short-term rates is generally favorable due to Sterling’s modestly asset sensitive interest rate risk position. However, the “flattening” of the yield curve, did have a dampening effect on the favorable impact of the increase in short-term rates.

•	As noted previously, growth in loans exceeded the growth in earning assets, reflecting the funding of a portion of the loan growth with securities portfolio cash flow over the past year. Generally, loans carry a higher yield than other interest-earning assets, namely securities and other investments. This improved mix of earning assets has helped to increase the overall yield on earning assets by 38 b.p. from the second quarter of 2004 to 2005.

•	The increase in the cost of funds for Sterling had lagged the increase in the yield on earning assets until the second quarter of 2005. The rate paid on interest bearing liabilities increased 46 b.p. from the second quarter of 2004 to the second quarter of 2005, exceeding the increase in the yield on earning assets. This resulted from both a general trend of increases in the rates paid on deposit accounts as well as a shift in the funding mix with an increasing percentage of deposit growth coming from comparatively higher yielding certificates of deposit.

•	The combination of the above factors contributed to a narrowing of the spread between the yield on interest earning assets and the rate paid on interest bearing liabilities of 8 b.p. from the second quarter of 2004 to the same time period in 2005. Offsetting this narrowing spread was growth in non-interest bearing demand deposits and stockholders’ equity, both of which are interest-free sources of funding that helped minimize the decline in margin to 2 b.p.
     The following table summarizes, on a fully taxable equivalent basis, net interest income, and net interest margin for the three months ended June 30, 2005 and 2004 (dollars in thousands):

	Quarter Ended June 30,
	2005			2004
	Average		Annual	Average		Annual
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Federal funds sold	$6,421	$56	3.41%	$4,493	$12	1.07%
Other short-term investments	5,484	41	2.96%	5,477	3	0.22%
Securities:
U.S. Treasury	1,935	21	4.33%	5,127	46	3.60%
U.S. Government agencies	167,949	1,784	4.25%	160,825	1,728	4.30%
State and municipal	235,693	4,157	7.05%	239,947	4,261	7.10%
Other	72,600	984	5.42%	103,894	1,386	5.33%

Total securities	478,177	6,946	5.81%	509,793	7,421	5.82%

Loans:
Commercial	1,149,639	17,808	6.13%	865,767	12,052	5.51%
Consumer	371,335	5,719	6.18%	324,763	4,747	5.88%
Residential mortgages	81,057	1,176	5.80%	81,450	1,321	6.49%
Leases	133,977	2,347	7.03%	124,094	2,143	6.95%
Finance receivables	262,290	9,496	14.48%	193,129	7,191	14.89%

Total loans	1,998,298	36,546	7.28%	1,589,203	27,454	6.89%

Total interest earning assets	2,488,380	43,589	6.98%	2,108,966	34,890	6.60%

Allowance for loan losses	(18,767)			(15,317)
Cash and due from banks	62,219			54,882
Other non-interest earning assets	263,037			199,271

TOTAL ASSETS	$2,794,869			$2,347,802

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW and money market	$697,721	$2,198	1.26%	$590,327	$814	0.55%
Saving deposits	241,025	524	0.87%	222,130	285	0.51%
Time deposits	850,670	6,657	3.14%	738,072	5,287	2.88%
Short term borrowings	78,986	750	3.81%	53,662	429	3.21%
Borrowed funds	226,347	2,236	3.96%	188,849	1,916	4.07%
Subordinated notes payable	87,630	1,345	6.14%	56,702	754	5.32%

Total interest-bearing liabilities	2,182,379	13,710	2.52%	1,849,742	9,485	2.06%

Demand deposits	287,828			235,211
Other liabilities	40,702			37,208
Stockholders’ equity	283,960			225,641

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,794,869			$2,347,802

Net interest rate spread			4.46%			4.54%
Net interest income (FTE)/ net interest margin		29,879	4.77%		25,405	4.79%
Taxable-equivalent adjustment		(1,570)			(1,685)

Net interest income		$28,309			$23,720

Provision for Loan Losses
     The provision for loan losses increased to $1.140 million for the quarter ended June 30, 2005, compared to $915 thousand for the quarter ended June 30, 2004. In comparison to the prior year, the increase in provision levels is due to the loan growth that Sterling has experienced. The provision for loan losses reflects the amount required to maintain an adequate allowance to meet the present risk characteristics of the loan portfolio.
     See further discussion in the Allowance for Loan Losses section.
Non-Interest Income
     Total non-interest income totaled $17.149 million for the three months ended June 30, 2005 compared to $14.315 million in 2004, an increase of 19.8%. The reason for the increase can be attributed to product and service expansion, as well as acquisition growth.
     Service charges on deposit accounts increased from $1.498 million for the second quarter of 2004, to $2.102 million in the second quarter of 2005. The primary reason for the increase is the result of the implementation of the new overdraft protection program in the fourth quarter of 2004, and the revenues that it has generated. NSF charges have increased from $671 thousand in the second quarter of 2004 to $1.303 million in 2005.
     Other service charges and commissions and fees increased $255 thousand to $1.170 million in the second quarter of 2005 compared to $915 thousand in the same quarter in 2004. The increase is primarily the result of increases in debit card revenues, as a program was designed in 2004 to increase debit card usage, through greater issuances of debit cards to customers. Pennsylvania State Bank, acquired in December 2004, had $54 thousand in other service charges and commissions and fees in the second quarter of 2005.
     Brokerage fees and commissions totaled $688 thousand for the quarter ended June 30, 2005, compared to $910 thousand for the same period in 2004, resulting in a $222 thousand decrease. As a result of flat market conditions in the equity markets, combined with an increase in interest rates on bank deposits, Sterling has experienced lower transaction volumes in brokerage transactions.
     Insurance commissions and fees were $1.974 million for the second quarter of 2005, an increase of $1.320 million over the same period in 2004. StoudtAdvisors, acquired in June of 2004, contributed $1.284 million more of income, as included in Sterling’s financial results are three months of operations in 2005 versus one month in 2004. Lancaster Insurance Group provided $61 thousand of revenue in the second quarter of 2005 with none in the 2004 period.
     Mortgage banking income of $432 thousand decreased $197 thousand, or 31.3% in the second quarter of 2005 as compared to the second quarter of 2004. The decline in income is primarily the result of lower refinancing volumes, as interest rates were at record lows for an extended period of time in 2003-2004, reducing the number of customers now looking to refinance.
     Rental income on operating leases was $6.729 million for the quarter ended June 30, 2005, a 9.1% or $563 thousand increase over 2004’s income of $6.166 million. The increase is the result of an increase in interest rates, which allows for an increase in rental income charged to customers, as well as customers migrating back to operating leases due to the expiration of the favorable tax treatment on assets purchased.
     Other operating income was $1.644 million for the quarter ended June 30, 2005, an increase of $817 thousand, or 98.8% from the same period in 2004. Sterling recognized $725 thousand of gains on the sale of leases and finance receivables, compared to $132 thousand in 2004. The sale of these assets allows for the funds to be reinvested in new asset growth and to limit Sterling’s credit concentration within one industry. The sale of leases and finance receivables is expected to be a funding source for Sterling in the future.
     Sterling recognized securities gains in the second quarter of 2005 of $114 thousand compared to $514 thousand in 2004. The gains recognized in 2005 were principally related to asset/liability management, whereas the gains recognized in 2004 were the result of a strategic decision to liquidate certain large cap equity positions given our belief that they were fully valued. The proceeds of sales during 2004 were accumulated with the intent of capitalizing Delaware Sterling Bank & Trust Company, which occurred on January 3, 2005.
Non-Interest Expenses
     Non-interest expenses totaled $30.766 million for the quarter ended June 30, 2005 compared to $25.919 million for the same period in 2004, an increase of 18.7%.
     The largest component of non-interest expense is salaries and employee benefits, which totaled $14.153 million for the quarter ended June 30, 2005, a $2.752 million, or 24.1%, increase over the same period in 2004. The increase is attributable to the following factors:
•	A full quarter’s worth of salaries and employee benefits totaling $562 thousand associated with Sterling’s newest affiliates, Pennsylvania State Bank and Lancaster Insurance Group with no similar expenses in the prior year;

•	A full quarter’s worth of salaries and employee benefits for StoudtAdvisors in 2005 totaling $663 thousand, versus only one month, or $224 thousand, in 2004;

•	Increased number of employees, the result of expansion into emerging markets;

•	Rising health care costs consistent with national trends and a growing employee base;

•	Additions to staff required to continue to serve our customers in light of increased transaction volumes; and

•	Normal merit increases to existing employees.
     Net occupancy totaled $1.585 million for the second quarter of 2005, an increase of $266 thousand or 20.2% over the same period in 2004. This increase is a direct result of the overall growth of the corporation including the acquisition of Pennsylvania State Bank and its six branches, StoudtAdvisors’ two office locations and the expansion into the emerging markets of Berks County, PA; Carroll County, MD; and New Castle County, DE.
     Furniture and equipment charges increased to $1.893 million for the quarter ended June 30, 2005, an increase of $167 thousand, or 9.7%, from the same period in 2004. The steady upward trend in furniture and equipment expense is the result of enhancements to the delivery channels available to deliver products to customers, and additional office locations from expansion opportunities. Additionally, certain service contacts are based on number of accounts opened and their related transaction volumes. As Sterling’s customer base and geographic market area continues to grow, these types of charges will grow as well.
     Professional services totaled $1.049 million for the quarter ended June 30, 2005 compared to $1.317 million for the same period in 2004, a decrease of $268 thousand, or 20.3%. Despite the increased regulatory requirements that have resulted from Sarbanes-Oxley, Check 21 and the USA Patriot Act, Sterling’s professional fees decreased primarily due to the timing of services provided. In the second quarter of 2004, significant expense was incurred as the initial Sarbanes-Oxley documentation commenced. Further, legal expenses were higher in 2004 due to certain strategic initiatives evaluated and transaction costs in 2004.
     Depreciation expense on operating leases was $5.658 million for the quarter ended June 30, 2005, an increase of $448 thousand, or 8.6%, over 2004. The increase in depreciation is consistent with the increase in rental income. Depreciation as a percent of related rental income has remained at approximately 84%.
     Intangible asset amortization was $675 thousand for the quarter ended June 30, 2005, an increase of $377 thousand over 2004 results. The increase in expense is the result of the amortization of customer lists at StoudtAdvisors and of the core deposit intangible at Pennsylvania State Bank. A full quarter’s worth of amortization was expensed on these intangible assets in 2005, versus one month of expense on the StoudtAdvisors customer list and none on Pennsylvania State Bank in 2004.
     Other non-interest expense totaled $5.195 million for the quarter ended June 30, 2005, compared to $4.165 million in 2004. Expenses in this category consist of marketing, advertising, promotions, postage, lending related expenses, insurance and telephone expenses. The increase in other non-interest expenses is primarily a function of Sterling’s overall growth and the acquisition of StoudtAdvisors, Lancaster Insurance Group and Pennsylvania State Bank. The three acquired entities contributed approximately $521 thousand more of other non-interest expenses in the second quarter of 2005 than in the same period in the prior year.

Income Taxes
     Income tax expense for the quarter ended June 30, 2005 was $3.868 million resulting in an effective tax rate of 28.5%, versus 26.6% in 2004. The higher effective income tax rate is primarily the result of tax-free income comprising less of pre-tax income in the second quarter of 2005 than in the same period of 2004, and a greater percentage of income taxed at the incremental 35% statutory tax rate.
Six Months Ended June 30, 2005 compared to Six Months Ended June 30, 2004
Executive Overview
     Sterling’s net income was $18.963 million for the six months ended June 30, 2005, an increase of $3.118 million, or 19.7% from the same period in 2004. Diluted earnings per share totaled $0.647 for 2005 versus $0.580 for 2004, an increase of 11.6%. Return on average realized equity for the six months ended June 30, 2005 was 13.92%, compared to 15.10% in 2004. The decrease in return on average realized equity, despite an increase in earnings, is due to an increase in stockholders’ equity that resulted from the issuance of stock to acquire Corporate Healthcare Strategies and Pennsylvania State Bank in 2004.
     Sterling has continued its trend of improving net interest income, from $46.287 million for the six months ended June 30, 2004 to $55.885 million in 2005, a 20.7% increase. Pennsylvania State Bank, Sterling’s most recent bank acquisition, which was completed in the fourth quarter of 2004, contributed $3.868 million of the increase in net interest income. Net interest income also improved as a result of continued growth in interest earning assets, particularly higher yielding loans, including commercial loans, consumer loans and finance receivables. The net interest margin for the six months ended June 30, 2005 was 4.80%, which was higher than the 4.72% earned in 2004. Despite the higher margin in 2005 compared to 2004, Sterling has experienced some modest compression in its quarterly net interest margin. This compression is the result of the acquisition of Pennsylvania State Bank, with a net interest margin lower than Sterling’s, combined with a flatter yield curve in 2005. This flatter yield curve resulted in an increase in short-term borrowing costs, whereas the longer-term interest rates have not risen on a proportionate basis.
     The provision for loan losses was $1.497 million for the six months ended June 30, 2005, compared to $1.629 million in 2004. Despite an increase in the loan portfolio and higher net charge-offs during 2005 compared to 2004, the provision for loan losses for the six months ended June 30, 2005 is 8.1% lower than in the prior year. The reason for the lower provision is due to a combination of sustained strength in asset quality ratios and favorable economic conditions at both the local and national levels.
     Non-interest income, excluding securities gains, was $32.626 million for the six months ended June 30, 2005, a 23.2% increase over $26.487 million earned in 2004. Sterling’s ability to continue to expand its product offerings, both through the development of new products and services, and the acquisition of companies with a diversified product mix, has led to the increase in non-margin revenues. Non-interest income at Sterling’s newest affiliates, StoudtAdvisors and Pennsylvania State Bank, was $3.911 million for the six months ended June 30, 2005, compared to $573 thousand in 2004.
     Non-interest expenses were $60.873 million for the six months ended June 30, 2005, compared to $50.891 million in 2004, a 19.6% increase. Non-interest expenses of Pennsylvania State Bank and StoudtAdvisors was $6.661 million for the six months ended June 30, 2005, compared to $516 thousand in 2004. The remaining increase in non-interest expenses is the result of new and enhanced financial services products being offered to Sterling’s customers and incremental expenses required to accommodate new customers.
     A more thorough discussion of Sterling’s results of operations for the six months ended June 30, 2005, is included in the following pages.
Net Interest Income
     The following table summarizes, on a fully taxable equivalent basis, net interest income, and net interest margin for the six months ended June 30, 2005 and 2004:

	Six Months Ended June 30,
	2005			2004
	Average		Annual	Average		Annual
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Federal funds sold	$3,934	$68	3.29%	$6,834	$36	1.04%
Other short-term investments	5,833	68	2.32%	6,525	16	0.55%
Securities:
U.S. Treasury	2,220	46	4.17%	5,767	103	3.59%
U.S. Government agencies	164,017	3,501	4.27%	165,515	3,584	4.33%
State and municipal	237,458	8,359	7.04%	239,748	8,502	7.09%
Other	75,376	2,069	5.49%	107,958	2,879	5.33%

Total securities	479,071	13,975	5.83%	518,988	15,068	5.81%

Loans:
Commercial	1,127,131	34,190	6.03%	849,625	23,679	5.51%
Consumer	367,726	11,124	6.10%	319,640	9,429	5.93%
Residential mortgages	80,782	2,344	5.80%	83,659	2,664	6.37%
Leases	134,363	4,647	6.97%	120,073	4,154	6.96%
Finance receivables	254,141	18,519	14.57%	185,136	13,770	14.88%

Total loans	1,964,143	70,824	7.21%	1,558,133	53,696	6.87%

Total interest earning assets	2,452,981	84,935	6.92%	2,090,480	68,816	6.57%

Allowance for loan losses	(18,895)			(15,148)
Cash and due from banks	62,157			54,613
Other non-interest earning assets	261,210			199,024

TOTAL ASSETS	$2,757,453			$2,328,969

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW and money market	$697,186	$3,966	1.15%	$584,091	$1,604	0.55%
Saving deposits	231,888	861	0.75%	217,450	568	0.53%
Time deposits	828,811	12,681	3.09%	740,621	10,762	2.92%
Short term borrowings	80,428	1,420	3.54%	46,266	836	3.68%
Borrowed funds	228,439	4,458	3.93%	191,663	3,873	4.05%
Subordinated notes payable	82,675	2,481	6.00%	56,702	1,517	5.35%

Total interest-bearing liabilities	2,149,427	25,867	2.42%	1,836,793	19,160	2.10%

Demand deposits	282,696			229,232
Other liabilities	42,405			38,555
Stockholders’ equity	282,925			224,389

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,757,453			$2,328,969

Net interest rate spread			4.50%			4.47%
Net interest income (FTE)/ net interest margin		59,068	4.80%		49,656	4.72%
Taxable-equivalent adjustment		(3,183)			(3,369)

Net interest income		$55,885			$46,287

     Net interest income, on a fully taxable equivalent basis, totaled $59.068 million for the six months ended June 30, 2005 compared to $49.656 million for the same period in 2004, an increase of $9.412 million or 19.0%. This increase reflects a $363 million or 17.3% increase in the average balance of interest-earning assets. Net interest margin increased 8 b.p. from 4.72% in 2004 to 4.80% in 2005.
     Pennsylvania State Bank, acquired by Sterling on December 3, 2004, contributed $3.953 million of the increase in net interest income and $194 million of the increase in the year-to-date average balance of interest-earning assets.
     As noted for the second quarter results, year-over-year net interest income has improved primarily as a result of continued growth in interest earning assets, particularly higher yielding loans, including commercial loans and finance receivables. In addition, while the cost of funds for Sterling has increased over this timeframe, it had lagged the increase in the yield on earning assets.
     Going forward, Sterling’s ability to continue to enhance the earning asset mix in the manner done over the past several years will be reduced due to the need to maintain the securities portfolio volume to meet pledging requirements and liquidity needs. In addition, while short-term interest rates have increased by 225 b.p. since mid-2004, long-term rates have decreased. This “flattening” of the yield curve may have a negative impact on net interest margin. Finally, as short-term interest rates continue to increase, the ability to continue to lag the rates paid on deposits will diminish, further adding pressure on the net interest margin.
Provision for Loan Losses
     The provision for loan losses was $1.497 million for the six months ended June 30, 2005, compared to $1.629 million in 2004. Despite an increase in the loan portfolio and higher net charge-offs during 2005 compared to 2004, the provision for loan losses for the six months ended June 30, 2005 is 8.1% lower than in the prior year. The reason for the lower provision is due to a combination of sustained strength in asset quality ratios and favorable economic conditions at both the local and national levels.
     See further discussion in the Allowance for Loan Losses section.
Non-Interest Income
     Total non-interest income totaled $32.874 million for the six months ended June 30, 2005 compared to $27.518 million in 2004, an increase of 19.5%. The impact of Sterling’s recent acquisition of fee-oriented companies is the primary reason for the increase in non-interest income.
     Trust and investment management income was $4.588 million for the first half of 2005, an increase of $232 thousand, or 5.3% over 2004 results. New business development contributed to the increase in revenues.
     Service charges on deposit accounts increased from $2.972 million for the six months ended June 30, 2004 to $4.008 million for the same period in 2005. Sterling has been able to increase service charges primarily through new product offerings and increased volumes associated with a greater number of accounts. A primary contribution to the increase is the implementation of a new overdraft protection program in the fourth quarter of 2004, and the revenue it has generated.
     Other service charges and commissions and fees totaled $2.254 million for the first six months of 2005, an increase of 25.9% over 2004 results. The increase is primarily the result of increased debit card revenues, because a program was designed to increase debit card usage through greater distribution of cards to customers. Pennsylvania State Bank, acquired in December 2004, contributed $109 thousand to other service charges and commissions and fees in 2005.
     Brokerage fees and commissions totaled $1.540 million for the six months ended June 30, 2005 compared to $1.738 million for the same period in 2004, an 11.4% decrease. As a result of flat market conditions in the equity markets combined with an increase in interest rates on bank deposits, Sterling has experienced lower brokerage transaction volumes.
     Insurance commissions and fees were $3.806 million for the first half of 2005, an increase of $3.085 million over the same period in 2004. The acquisition of StoudtAdvisors, an employee benefits consulting and brokerage firm, on May 28, 2004 was the primary reason for the increase.

     Mortgage banking income totaled $719 thousand for the six months ended June 30, 2005, resulting in a decline of $319 thousand, or 30.7% over 2004 results. Mortgage loan origination volumes have declined since 2004 due primarily to lower refinancing volumes, as interest rates were at record lows for an extended period of time in 2003-2004, reducing the number of customers looking to refinance in 2005.
     Rental income on operating leases was $13.493 million for the six months ended June 30, 2005, an 8.8% increase over 2004 results. The increase is the result of an increase in interest rates, which allows for an increase in rental income charged to customers, as well as some customers migrating back to operating leases due to the expiration of the favorable tax treatment on assets purchased.
     Other operating income was $2.218 million for the six months ended June 30, 2005, an increase of $747 thousand, or 50.8%, from the same period in 2004. Sterling recognized $725 thousand of gains on the sales of leases and finance receivables in 2005, compared to $140 thousand in 2004. The remaining increase is the result of the growth Sterling has experienced.
     Sterling recognized securities gains in the first six months of 2005 of $248 thousand, compared to $1.031 million in 2004. The gains recognized in 2005 were principally related to asset/liability management, whereas the gains recognized in 2004 were the result of a strategic decision to liquidate certain large cap equity positions given our belief that they were fully valued. The proceeds of sales during 2004 were accumulated with the intent of capitalizing Delaware Sterling Bank & Trust Company.
Non-Interest Expenses
     Non-interest expenses totaled $60.873 million for the six months ended June 30, 2005 compared to $50.891 million for the same period in 2004, an increase of 19.6%.
     The largest component of non-interest expense is salaries and employee benefits, which totaled $28.031 million for the six months ended June 30, 2005, a $5.590 million, or 24.9%, increase over the same period in 2004. The increase is attributable to the following factors:
•	Sterling’s newest affiliates contributed incremental expenses of $2.312 million in 2005, compared to the same period in 2004;

•	Increased number of employees, the result of expansion into emerging markets;

•	Rising health care costs consistent with national trends and a growing employee base;

•	Additions to staff required to continue to serve our customers in light of increased transaction volumes; and

•	Normal merit increases to existing employees.
     Net occupancy totaled $3.201 million for the first half of 2005, an increase of $453 thousand or 16.5% over the same period in 2004. This increase is a direct result of the overall growth of the corporation including the acquisition of Pennsylvania State Bank and its six branches, StoudtAdvisors’ two office locations and the expansion into the emerging markets of Berks County, PA; Carroll County, MD; and New Castle County, DE.
     Depreciation expense on operating leases was $11.282 million for the six months ended June 30, 2005, an increase of $836 thousand, or 8.0%, from 2004. The increase is consistent with the increasing trend in rental income, and as a percent of related rental income, it has remained at approximately 83-84%.
     Intangible asset amortization was $1.366 million for the six months ended June 30, 2005, an increase of $818 thousand over 2004 results. The increase in expense is the result of the amortization of customer lists at StoudtAdvisors and of the core deposit intangible at Pennsylvania State Bank. A full six month’s worth of amortization was expensed on these intangible assets in 2005, versus only one month of amortization on the StoudtAdvisors’ customer list in 2004, and no similar charge at Pennsylvania State Bank in 2004.
     Other non-interest expense totaled $9.930 million for the six months ended June 30, 2005, compared to $8.105 million for the same period in 2004. Expenses in this category consist of marketing, advertising, promotions, postage, lending related expenses, insurance and telephone expenses. The increase in other non-interest expenses is primarily a function of Sterling’s overall growth, including acquisitions. Sterling’s newest affiliates contributed incremental expenses of $1.227 million for the six months ended June 30, 2005 compared to 2004.
     Sterling’s efficiency ratio for the six months ended June 30, 2005 of 61.7% was essentially flat in comparison to the 61.6% ratio in 2004. An increase in intangible asset amortization is one reason for the consistent efficiency ratio percentage. Excluding the impact of this non-cash amortization of intangible assets that has resulted from Sterling’s acquisitions of Pennsylvania State Bank and StoudtAdvisors, the efficiency ratio has improved from 60.7% for the first half of 2004 to 60.0% in 2005.
Income Taxes
     Income tax expense was $7.426 million in the first half of 2005, compared to $5.440 million in the same period of 2004. This resulted in an increase in the effective income tax rate, which was 25.6%, for the six months ended June 30, 2004, compared to 28.1% in 2005. The increase in the effective tax rate can be attributed to higher levels of pre-tax income taxed at the incremental 35% statutory tax rate, tax-free interest income representing less of pre-tax income than in 2004, higher levels of pre-tax income at affiliates which was subject to state income taxes, and the expiration of certain tax credits in 2004.
FINANCIAL CONDITION
     Total assets at June 30, 2005, totaled $2.823 billion compared to $2.743 billion at December 31, 2004. This represents an increase of $80.121 million or 2.9% over that period of time.
Securities
     Sterling utilizes investment securities as a primary tool for managing interest rate risk, to generate interest and dividend income and to provide liquidity to the parent company and affiliates. As of June 30, 2005, securities totaled $487.929 million, which represents a 2.7% decrease from the December 31, 2004 balance of $501.671 million. One reason for the decrease is because of rising interest rates, which has caused unrealized losses in fair value on securities available for sale and lowers the value of debt securities. The remaining decrease is the result of funding a portion of Sterling’s loan growth with the cash flows generated from repayment and maturing of debt securities.
     Sterling’s securities portfolio includes debt and equity instruments that are subject to varying degrees of credit and market risk. This risk arises from general market conditions, factors impacting specific industries, as well as corporate news that may impact specific issues. Management continuously monitors its debt securities, including routine updating of credit ratings, monitoring market, industry and corporate news, as well as volatility in market prices. Sterling uses various indictors in determining whether a debt security is other-than-temporarily impaired, including whether it is probable that the contractual interest and principal will not be collected in full. One such indicator is credit ratings. As of June 30, 2005, there were no holdings below investment grade.
     In addition to its debt securities, Sterling also maintains an equity security portfolio, comprised of the following:

	June 30, 2005		December 31, 2004
	Adjusted	Fair	Adjusted	Fair
	Cost	Value	Cost	Value
Government sponsored enterprise	$2	$4,405	$2	$4,910
Community banks	1,969	2,731	1,969	3,054
Large cap financial services company stocks	2,602	3,240	2,615	3,346

	$4,573	$10,376	$4,586	$11,310

     These holdings are maintained for long-term appreciation in these segments of the market.
     Adjusted cost reflects a reserve for other than temporary impairment charges totaling $398 thousand. These charges are generally recognized when the market value of a specific holding has not exceeded adjusted cost at any time in the prior six months. Sterling recognized $13 thousand of other than temporary impairment charges in the first six months of 2005. No other than temporary impairment charges were recognized in 2004.

Loans
     The following table sets forth the composition of Sterling’s loan portfolio at June 30, 2005 and December 31, 2004:

	June 30,	December 31,
	2005	2004
Commercial and agricultural	$425,573	$412,809
Commercial real estate	636,874	597,208
Financial	21,875	25,790
Real estate-construction	73,630	61,591
Real estate-mortgage	77,918	78,694
Consumer	377,127	364,991
Finance receivables (net of unearned income)	267,181	236,617
Lease financing (net of unearned income)	131,072	129,571

Total	$2,011,250	$1,907,271

     Gross loans outstanding were $2.011 billion at June 30, 2005, a 5.5% increase over the year-end balance of $1.907 billion. Sterling continues to experience strong loan growth that has resulted from improving local and national economies, particularly in the commercial, consumer and finance receivable portfolios. Sterling’s specialty lenders, including EFI and Town and Country Leasing, its emerging markets, which includes Berks, Cumberland, Dauphin and Lebanon counties, PA; Carroll County, MD; and New Castle County, DE; have also contributed to the growth in loans receivable.
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
     The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans as of June 30, 2005 and December 31, 2004:

	June 30,	December 31,
	2005	2004
Nonaccrual loans	$3,410	$3,474
Accruing loans, past due 90 days or more	370	875
Restructured loans	—	181

Total non-performing loans	3,780	4,530
Foreclosed assets	290	80

Total non-performing assets	$4,070	$4,610

Ratios:
Non-performing loans to total loans	0.19%	0.24%
Non-performing assets to total assets	0.14%	0.17%
Allowance for loan losses to non-performing loans	505%	417%
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
     As of June 30, 2005, non-performing assets were $4.070 million, a decrease of $540 thousand or 11.7% from December 31, 2004. Non-performing assets as well as asset quality ratios have remained fairly consistent from December 31, 2004 to June 30, 2005.
     Potential problem loans are defined as performing loans, which have characteristics that cause management to have serious doubts as to the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as non-performing loans in the future. Total potential problem loans were approximately $5.508 million at June 30, 2005 as compared to $3.955 million at December 31, 2004. Additionally, outstanding letter of credit commitments totaling approximately $682 thousand could result in potential problem loans, if drawn upon. The majority of these loans are secured by a combination of business assets and/or real estate with acceptable loan-to-value ratios.
     The rollforward of the allowance for loan losses for the six months ended June 30, 2005 and 2004 was as follows:

	Six Months Ended
	June 30,
	2005	2004
Balance at January 1	$18,891	$14,656
Provision for loan losses charged to income	1,497	1,629
Loans charged-off	(1,559)	(923)
Recoveries of loans previously charged off	266	204

Balance at June 30	$19,095	$15,566

Net charge-offs to average loans outstanding:
Community banking segment	0.12%	0.07%
Leasing segment	0.35%	0.26%
Commercial finance segment	0.01%	0.00%
Total	0.13%	0.09%
     The allowance for loan losses totals $19.095 million at June 30, 2005, an increase of $204 thousand since December 31, 2004. The allowance represents 0.95% of loans outstanding at June 30, 2005 as compared to 0.99% at December 31, 2004.
     The provision for loan losses was $1.497 million for the six months ended June 30, 2005, compared to $1.629 million in 2004. Despite an increase in the loan portfolio and higher net charge-offs during 2005 compared to 2004, the provision for loan losses for the six months ended June 30, 2005 is 8.1% lower than in the prior year. The reason for the lower provision is due to a combination of sustained strength in asset quality ratios and favorable economic conditions at both the local and national level.
     Sterling maintains the allowance for loan losses at a level that management believes adequate to absorb potential losses inherent within the loan portfolio.
Deposits
     Sterling continues to rely heavily on deposit growth as a primary source of funds for lending activities. As of June 30, 2005, deposits totaled $2.110 billion, a $94.541 million, or 4.7%, increase, compared to December 31, 2004. Sterling continued to be successful in raising interest-bearing deposits including certificates of deposits during the first half of

2005, as interest rates have increased, and special promotions were run to raise deposits to assist with the funding requirements of loans and operating leases.
Short-Term Borrowings
     Short-term borrowings are comprised of federal funds purchased, securities sold under repurchase agreements, U.S. Treasury demand notes and borrowings from other financial institutions. As of June 30, 2005, short-term borrowings totaled $69.105 million, a decrease of $29.663 million from the December 31, 2004 balance of $98.768 million. This change is attributable to a decrease in the overnight federal funds purchased position of $22.000 million and securities sold under repurchase agreements of $7.200 million. Fluctuations in these two short-term borrowing categories can occur in the normal course of business.
Long-Term Debt
     Long-term debt consists primarily of advances from the Federal Home Loan Bank and borrowings from other financial institutions to fund Sterling’s growth in its finance and operating lease portfolios. Long-term debt totaled $226.445 million at June 30, 2005, a decrease of $6.594 million from the December 31, 2004 balance of $233.039 million. The net decrease was the result of scheduled principal maturities and repayments, offset by a $9.000 million fixed rate amortizing borrowing.
Subordinated Notes Payable
     As of June 30, 2005, Sterling sponsored four special purpose subsidiary trusts, Sterling Financial Statutory Trusts I, II, III, and IV. The trusts were formed for the purpose of issuing corporate obligated mandatorily redeemable capital securities (the capital securities) to third party investors and investing the proceeds from the sale of the capital securities in junior subordinated notes payable of Sterling (the debentures). The debentures are the sole assets of the trust, and totaled $87.630 million as of June 30, 2005, an increase of $15.464 million over the December 31, 2004 balance of $72.166 million. The increase is the result of a fourth special purpose subsidiary trust that issued $15.000 million of capital securities to third party investors, and simultaneously invested the proceeds into a $15.464 million junior subordinated note payable to Sterling. The debenture bears interest at a fixed rate of 6.19% and is due in February 2035, with a call date in February 2010.
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
Asset liability management
     Sterling enters into derivative transactions principally to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows. A summary of the interest rate contracts at June 30, 2005 is as follows:

	Notional	Carrying
	Amount	Value
Interest rate swap agreements (pay fixed/receiving floating)	$25,000	$(225)
Interest rate swap agreements (pay floating/received fixed)	25,000	(507)
     Interest rate swaps have been used to hedge cash flow variability related to floating rate assets and liabilities. Gains and losses on derivative instruments reclassified from accumulated other comprehensive income to current-period earnings are included in the line item in which the hedged cash flows are recorded. At June 30, 2005 other comprehensive income included a deferred after-tax loss of $475 thousand versus $606 thousand at December 31, 2004.

     A portion of the amount in other comprehensive income is reclassified from other comprehensive income to the appropriate income statement line item as net settlements occur, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Interest income — commercial loans	$16	$132	$60	$146
Interest expense — borrowed funds	116	237	260	474
     Interest rate options, which include caps, are contracts that transfer, modify, or reduce interest rate risk in exchange for the payment of a premium when the contract is initiated. A premium is paid for the right, but not the obligation, to buy or sell a financial instrument at predetermined terms in the future.
     Sterling has entered into an equity put option as a fair value hedge to protect the company from risk that the fair value of its SLM Corporation stock might be adversely impacted by changes in market price. The equity put option is for 30,000 shares of SLM’s stock with a valuation date of May 2006. If, at the valuation date, the stock price is below the reference price ($33.81), the counter-party will pay the difference between the stock’s price on the valuation date and its reference price to Sterling. Sterling paid $171 thousand for this put option. As of June 30, 2005 its fair value was $5 thousand versus $9 thousand at December 31, 2004. This change was charged to other non-interest expense. At June 30, 2005, the trading price of the SLM Corporation stock was $50.80.
     In the first quarter of 2005, Sterling initiated a strategy of writing covered call options on certain equity security holdings in the available-for-sale portfolio. Sterling receives a premium in exchange for selling the call options. The buyer of the options has the right to purchase a specified number of shares at a future date at an agreed upon price level, or strike price. The options are recorded at fair value (initially the premium received) with the changes in fair value recognized in non-interest income. For the three months and six months ended June 30, 2005, $4 thousand and $6 thousand are included in other non-interest income. Twenty-five contracts were outstanding as of June 30, 2005, with a market value of $4 thousand.
Customer Related
     Sterling has entered into interest rate contracts (including interest rate caps and interest rate swap agreements) to facilitate customer transactions and meet their financing needs. This portfolio is actively managed and hedged with offsetting contracts, with identical terms, with third-party counterparties.
     A summary of the customer related interest rate contracts and offsetting contracts with third-party counterparties at June 30, 2005 is as follows:

	Notional	Carrying
	Amount	Value
Interest rate swap agreements (pay fixed/received floating)	$13,414	$(175)
Interest rate swap agreements (pay floating/received fixed)	13,414	175
Interest rate caps written	29,926	(26)
Interest rate caps purchased	29,926	26
     Changes in the estimated fair value of customer related contracts and related interest settlements, net of the offsetting counter party contracts, are recorded in non-interest income. Fees collected from customers, net of fees paid to counter parties, for these transactions are recognized over the life of the contract. For the three months and six months ended June 30, 2005, fees of $8 thousand and $14 thousand are included in other non-interest income, compared to $3 thousand and $14 thousand for the three and six months ended June 30, 2004.
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
     One capital management strategy that Sterling has employed is the use of trust preferred capital securities through its wholly-owned special purpose Statutory Trusts. The proceeds from the preferred securities were invested in junior subordinated deferrable interest debentures of Sterling, at terms consistent with the trust preferred capital securities. Sterling’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by Sterling of the Statutory Trusts’ obligations under the preferred capital securities.
     The capital securities held by the trusts qualify as Tier 1 capital for Sterling under Federal Reserve Board guidelines. In 2004, the Federal Reserve issued rules that retain Tier 1 capital treatment for trust-preferred securities but with stricter limits. Under the new rules, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would retain its current limit of 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Sterling has $5.000 million in trust preferred securities as of June 30, 2005, which has been included as Tier 1 capital in its regulatory capital calculations. Sterling anticipates that upon adoption of the Board of Governors of the Federal Reserve clarified regulatory treatment of trust preferred securities through 2009; it will continue to be well capitalized.
     Earnings retention, which represents net income less dividends declared, is a primary source of capital to Sterling. During the first six months of 2005, Sterling retained $11.434 million, or 60.3%, of its net income. Additional sources of capital are stock issued in connection with stock options and additional consideration for certain subsidiaries that have attained certain levels of minimum performance. Offsetting this increase in capital was $1.277 million of unrealized losses on securities available for sale and cash flow derivatives, and the repurchase of common shares issued of $5.006 million.
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
     Quantitative measures established by regulation to ensure capital adequacy require Sterling and its banking subsidiaries to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of June 30, 2005 and December 31, 2004, that Sterling and the subsidiary banks met all minimum capital adequacy requirements to which they are subject.
     As of June 30, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized the banks as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” institutions must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the banks’ category.
     Sterling’s capital ratios as of June 30, 2005 and December 31, 2004, are as follows:

	Actual Capital		Minimum Capital
	Ratio		Requirement
	June 30,	December 31,	Minimum	Well
	2005	2004	Requirement	Capitalized (1)
Total capital to risk weighted assets	12.9%	12.2%	8.0%	10.0%
Tier 1 capital to risk weighted assets	12.0%	11.2%	4.0%	6.0%
Tier 1 capital to average assets	10.3%	10.0%	4.0%	5.0%

(1)	Represents amounts for the banking subsidiaries and not Sterling, as prompt corrective action provisions are not applicable to bank holding companies.
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
     The liquidity of the parent company also represents an important aspect of liquidity management. The parent company’s cash outflows consist principally of dividends to shareholders and unallocated corporate expenses. The main source of funding for the parent company is the dividends it receives from its banking subsidiaries and trust preferred security issuances. Federal and state banking regulations place certain restrictions on dividends paid to the parent company from the subsidiary banks.
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
     The following table presents significant fixed and determinable contractual obligations by payment date as of June 30, 2005.

		Payments Due In
	Total
	Amount	One Year or	One to	Three to Five	Over Five
	Committed	Less	Three Years	Years	Years
Deposits without a stated maturity	$1,233,214	$1,233,214	$—	$—	$—
Time deposits	876,721	353,856	414,388	106,848	1,629
Federal funds purchased	20,500	20,500	—	—	—
Securities sold under repurchase agreements	13,928	13,928	—	—	—
Interest-bearing demand notes issued to the U.S. Treasury	4,677	4,677	—	—	—
Lines of credit	30,000	30,000	—	—	—
Long-term debt	226,445	65,742	80,477	40,017	40,209
Subordinated notes payable	87,630	—	—	—	87,630
Operating leases	15,397	1,795	3,220	2,460	7,922

	$2,508,512	$1,723,712	$498,085	$149,325	$137,390

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
     A schedule of significant commitments at June 30, 2005 is as follows:

Commitments to extend credit:
Unused home equity lines of credit	$82,699
Other commitments to extend credit	383,662
Standby letters of credit	94,376

$560,737

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
     Equity market risk is not a significant risk to the corporation, as equity investments on a cost basis comprise less than 1% of corporate assets. Sterling’s exposure to foreign currency exchange risk is inconsequential. Sterling does not have any exposure to commodity price risk.
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
     The simulation analysis results are presented in Table 3a. These results indicate that the corporation would expect net interest income to increase over the next twelve months by 2.7% assuming an immediate upward shift in market interest rates of 2.00% and to decrease by 4.6% if rates shifted downward in the same manner. This profile reflects an asset sensitive short-term rate risk position and is within the guidelines set by policy.
     At December 31, 2004, annual net interest income was projected to increase by 3.8% in the upward scenario and to decrease by 5.1% in the downward scenario. The risk position has changed from the prior year-end to a less asset sensitive position primarily due to continued refinement of non-maturity deposit assumptions relative to the current interest rate environment, the “rolling down” of fixed rate FHLB advances and the increased impact of possible FHLB convertible advance conversions given higher current interest rates. Offsetting the unfavorable factors was continued growth in variable commercial loans and a lower net federal funds purchased position.
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
     The net present value analysis results are presented in Table 3b. These results indicate that the net present value would decrease 2.0% assuming an immediate upward shift in market interest rates of 2.00% and to decrease 2.5% if rates shifted downward in the same manner. The risk position of Sterling is within the guidelines set by policy.
     At December 31, 2004, the analysis indicated that the net present value would decrease 1.9% assuming an immediate upward shift in market rates of 2.00% and to decrease 1.7% if rates shifted downward in the same manner.

Table 3a			Table 3b
Net Interest Income Projections			Present Value of Equity
	% Change in			% Change in
	Net Interest income			Present Value of Equity
Change in	June 30,	December 31,	Change in	June 30,	December 31,
Market Interest Rates	2005	2004	Market Interest Rates	2005	2004
(200)	-4.6%	(5.1%)	(200)	-2.5%	(1.7%)
(100)	-2.3%	(2.4%)	(100)	-0.8%	(0.1%)
0	0.0%	0.0%	0	0.0%	0.0%
+100	1.5%	2.0%	+100	-0.7%	(0.8%)
+200	2.7%	3.8%	+200	-2.0%	(1.9%)

Item 4 – Controls and Procedures
     Sterling’s Chief executive Officer (CEO) and Chief Financial Officer (CFO) have concluded that the corporation’s disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of the end of the period covered by this Report, were effective as of such date at the reasonable assurance level as discussed below to ensure that information required to be disclosed by Sterling in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to Sterling’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     Sterling’s management, including the CEO and CFO, does not expect that the corporation’s disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Sterling have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. In addition, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.
     The CEO and CFO have evaluated the changes to Sterling’s internal controls over financial reporting that occurred during Sterling’s fiscal quarter ended June 30, 2005, as required by paragraph (d) Rules 13a – 15 and 15d – 15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no changes that materially affected, or are reasonably likely to materially affect, Sterling’s internal controls over financial reporting.

Part II – OTHER INFORMATION
Item 1 – Legal Proceedings
     As of June 30, 2005, there were no material pending legal proceedings, other than routine legal proceedings occurring in the ordinary course of business, to which Sterling or any of its subsidiaries is a party or which any of their property is the subject. Further, there are no material pending legal proceedings known to be contemplated by governmental authorities against Sterling or any of its subsidiaries or their property.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
     In May 2003, Sterling’s Board of Directors authorized the repurchase of up to 1,303,365 shares of its outstanding common stock. Shares repurchased are held for issuance in connection with Sterling’s stock compensation plans and for general corporate purposes.
     During the second quarter of 2005, Sterling repurchased 45,000 shares of its common stock for $944 thousand. A summary of the purchases, as well as the maximum number of shares yet to be purchased under the publicly announced plan are outlined below:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that may
			as Part of Publicly	yet be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans or
Period	Share Purchased	Paid per Share	or Programs	Programs
April 1, 2005 to April 30, 2005	—	$—	—	900,553
May 1, 2005 to May 31, 2005	45,000	$(20.98)	45,000	855,553
June 1, 2005 to June 30, 2005	—	—	—	855,553
     The total number of shares purchased and average price paid per share have been adjusted for the 5-for-4 stock split, effected in the form of a 25% stock dividend, declared by Sterling’s Board of Directors on April 26, 2005 and paid on June 1, 2005.
Item 3 – Defaults Upon Senior Securities
     Not applicable.
Item 4 – Submission of Matters to a Vote of Security Holders
     The Annual Meeting of Shareholders of Sterling Financial Corporation was held on May 3, 2005.
     The following individuals were elected to Sterling Financial Corporation’s Board of Directors for a term of three years:

Nominee	Votes For	Votes Withheld
Joan R. Henderson	16,458,376	410,374
Terrence L. Hormel	16,307,653	561,117
David E. Hosler	15,246,523	1,622,227
     The following individual was elected to Sterling Financial Corporation’s Board of Directors for a term of two years:

Nominee	Votes For	Votes Withheld
William E. Miller, Jr.	16,528,688	340,062

     The following individual was elected to Sterling Financial Corporation’s Board of Directors for a term of one year:

Nominee	Votes For	Votes Withheld
Anthony D. Chivinski	16,666,319	202,431
     There are eight continuing directors whose terms of office will expire at the 2006 or 2007 annual meeting. They are as follows:
Richard H. Albright, Jr.
Bertram F. Elsner
Howard E. Groff, Jr.
John E. Stefan
Glenn R. Walz
Michael A. Carenzo
J. Roger Moyer, Jr.
W. Garth Sprecher
     The following proposals were approved at Sterling Financial Corporation’s Annual Meeting:

		Votes	Votes
	Votes For	Against	Abstained
Proposal to ratify the selection of Ernst & Young LLP as the corporation’s independent certified public auditors for the year ending December 31, 2005.	16,597,009	148,122	123,619

Proposal to adopt the 2005 Director’s Stock Compensation Plan.	12,612,049	1,230,344	339,237
Item 5 – Other Information
     Not applicable.

Item 6 – Exhibits
Exhibits — The following is a list of Exhibits required by Item 601 of Regulation S-K and are incorporated by reference herein or attached to this Quarterly Report.
3(i)	Amended Articles of Incorporation. (Incorporated by reference to Exhibit 3(i) to Registrant’s Current Report on Form 8-K, dated April 30, 2002, filed with the Commission on May 15, 2002.)

3(ii)	Amended Bylaws. (Incorporated by reference to exhibit 3(ii) to Registrant’s Quarterly Report on Form 10-Q, dated March 31, 2005, filed with the Commission on May 10, 2005.)

10.1	1996 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.3 of Registration Statement No. 333-28065 on Form S-8, filed with the Commission on May 30, 1997.)

10.2	Dividend Reinvestment and Stock Purchase Plan. (Incorporated by reference to Registrant’s Registration Statement No. 33-55131 on Form S-3, filed with the Commission on August 18, 1994, and as amended by Registrant’s Rule 424(b) prospectus, filed with the Commission on December 23, 1998, and by Amendment No. 1, filed with the Commission on January 16, 2001.)

10.3	Stock Disposition Agreement, dated June 6, 2001, by and between Howard E. Groff, Sr., and Registrant. (Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K, dated September 6, 2001, filed with the Commission on September 26, 2001.)

10.4	2005 Directors Stock Compensation Plan and Policy. (Incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement No. 333-126258 on Form S-8, filed with the Commission on June 30, 2005.)

10.5	Supplemental Executive Retirement Agreement, dated April 22, 2002, between Registrant and John E. Stefan. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated April 30, 2002, filed with the Commission on May 15, 2002.)

10.6	Employment Agreement, dated December 18, 2001, between Registrant, Bank of Lancaster County, N.A. and J. Roger Moyer, Jr. (Incorporated by reference to Exhibit 10.6 to Registrant’s Registration Statement No. 333-75650 on Form S-4, filed with the Commission on January 16, 2002.)

10.8	Employment Agreement, dated July 23, 2002, between Registrant, Bank of Lancaster County, N.A. and Thomas P. Dautrich. (Incorporated by reference to Exhibit 10 to Registrant’s Quarterly Report on 10-Q for the quarter-ended June 30, 2002, filed with the Commission on August 14, 2002.)

10.9	Employment Agreement, dated as of February 28, 2002, between Registrant, Bank of Lancaster County, N.A. and J. Bradley Scovill. (Incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on March 27, 2002.) Amended by the Waiver of Rights Under and Amendment to Employment Agreement, dated April 25, 2005, between Sterling Financial Corporation, Bank of Lancaster County, N.A. and J. Bradley Scovill. (Incorporated by reference to Exhibit 10.9 to Registrant’s Current Report on Form 8-K, dated April 25, 2005, filed with the Commission on April 25, 2005).

10.10	Change in Control Agreement, dated as of July 27, 2000, between Registrant, Bank of Hanover, and Chad M. Clabaugh. (Incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K, dated December 31, 2002, filed with the Commission on March 27, 2003).

10.11	Employment Agreement, dated as of December 1, 2000, between Registrant, Bank of Lancaster County, N.A., and Gregory S. Lefever. (Incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Commission on March 12, 2004).

10.12	Employment Agreement dated May 16, 2005, between Registrant and Tito L. Lima. (Incorporated by reference to Exhibit 10.12 to Registrant’s Current Report on Form 8-K, as amended, filed with the Commission on May 19, 2005.)

11	Statement re: Computation of per Share Earnings – See Note 1, Summary of Significant Accounting Policies, included in this Quarterly Report on Form 10-Q

14	Code of Ethics (Incorporated by reference to Exhibit 14 to Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2003, and filed with the Commission on March 12, 2004).

21	Subsidiaries of Registrant

Rule 13a-14(a)/15d-14(a) Certifications

31.1	— Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	— Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Section 1350 Certifications

32.1	— Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to 906 of the Sarbanes Oxley Act of 2002

32.2	— Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to 906 of the Sarbanes Oxley Act of 2002
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

STERLING FINANCIAL CORPORATION

Date: August 8, 2005	By:	/s/ J. Roger Moyer, Jr.

J. Roger Moyer, Jr.
President and Chief Executive Officer

Date: August 8, 2005	By:	/s/ Tito L. Lima

Tito L. Lima
Chief Financial Officer