Form 10-Q
period 2005-09-30
STERLING FINANCIAL CORP /PA/
filed 2005-11-09
CIK 811671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-16276

STERLING FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania
(State or other jurisdiction of
incorporation or organization)
101 North Pointe Boulevard
Lancaster, Pennsylvania
(Address of principal executive offices)
23-2449551
(I.R.S. Employer
Identification No.)

17601-4133
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
     Common Stock, $5.00 Par Value — 28,864,937 shares outstanding as of October 31, 2005.

Sterling Financial Corporation and Subsidiaries
Index

Part I — Financial Information
STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(Dollars in thousands)	2005	2004
Assets
Cash and due from banks	$70,406	$67,708
Federal funds sold	22,078	15,147

Cash and cash equivalents	92,484	82,855
Interest-bearing deposits in banks	6,433	5,813
Short-term investments	1,742	6,542
Mortgage loans held for sale	6,889	4,345
Securities held-to-maturity (fair value 2005 - $31,903; 2004 - $34,919)	31,502	34,152
Securities available-for-sale	460,089	467,519
Loans, net of allowance for loan losses (2005 - $20,231; 2004 - $18,891)	2,076,357	1,888,380
Premises and equipment, net	42,371	43,658
Assets held for operating lease, net	69,822	58,475
Other real estate owned	64	80
Goodwill	77,848	75,350
Intangible assets	12,309	14,268
Mortgage servicing rights	2,892	2,697
Accrued interest receivable	11,538	11,407
Other assets	46,015	47,221

Total assets	$2,938,355	$2,742,762

Liabilities
Deposits:
Noninterest-bearing	$295,599	$303,722
NOW and money market	743,939	705,330
Savings	243,278	220,535
Time	939,035	785,807

Total deposits	2,221,851	2,015,394

Short-term borrowings	108,361	98,768
Long-term debt	187,927	233,039
Subordinated notes payable	87,630	72,166
Accrued interest payable	8,265	6,375
Other liabilities	30,866	35,076

Total liabilities	2,644,900	2,460,818

Stockholders’ equity
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $5.00 par value, 70,000,000 shares authorized; issued 2005 — 29,138,357 shares; 2004 — 23,298,588 shares	145,692	116,493
Capital surplus	79,165	80,734
Escrowed shares (2005 — 210,004 shares; 2004 — 192,002 shares)	(3,414)	(3,901)
Retained earnings	66,701	78,384
Accumulated other comprehensive income	6,620	10,234
Common stock in treasury, at cost (2005 — 63,416 shares; 2004 — 0 shares)	(1,309)	—

Total stockholders’ equity	293,455	281,944

Total liabilities and stockholders’ equity	$2,938,355	$2,742,762

The accompanying notes are an integral part of these consolidated financial statements.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2005	2004	2005	2004
Interest and dividend income
Loans, including fees	$38,687	$29,273	$109,131	$82,429
Debt securities
Taxable	2,659	2,987	8,246	9,685
Tax-exempt	2,611	2,615	7,817	7,868
Dividends	107	146	486	434
Federal funds sold	181	9	249	45
Short-term investments	43	11	111	27

Total interest and dividend income	44,288	35,041	126,040	100,488

Interest expense
Deposits	11,020	6,671	28,528	19,605
Short-term borrowings	734	589	2,154	1,437
Long-term debt	2,326	2,035	6,784	5,896
Subordinated debt	1,354	789	3,835	2,306

Total interest expense	15,434	10,084	41,301	29,244

Net interest income	28,854	24,957	84,739	71,244

Provision for loan losses	1,532	2,030	3,029	3,659

Net interest income after provision for loan losses	27,322	22,927	81,710	67,585

Non-interest income
Trust and investment management income	2,221	2,230	6,809	6,586
Service charges on deposit accounts	2,235	1,528	6,243	4,500
Other service charges, commissions and fees	1,224	910	3,478	2,700
Brokerage fees and commissions	739	749	2,279	2,487
Insurance commissions and fees	1,675	2,044	5,481	2,765
Mortgage banking income	781	567	1,500	1,605
Rental income on operating leases	6,827	6,225	20,320	18,626
Other operating income	1,054	770	3,272	2,241
Securities gains	241	1,025	489	2,056

Total non-interest income	16,997	16,048	49,871	43,566

Non-interest expenses
Salaries and employee benefits	14,459	12,531	42,490	34,972
Net occupancy	1,576	1,336	4,777	4,084
Furniture and equipment	1,700	1,739	5,496	5,187
Professional services	1,040	1,044	3,041	3,126
Depreciation on operating lease assets	5,710	5,280	16,992	15,726
Taxes other than income	696	598	1,962	1,671
Intangible asset amortization	659	522	2,025	1,070
Other	4,937	4,324	14,867	12,429

Total non-interest expenses	30,777	27,374	91,650	78,265

Income before income taxes	13,542	11,601	39,931	32,886
Income tax expenses	3,456	3,101	10,882	8,541

Net income	$10,086	$8,500	$29,049	$24,345

Per share information:
Basic earnings per share	$0.349	$0.312	$1.007	$0.901
Diluted earnings per share	0.344	0.307	0.991	0.887
Dividends declared	0.140	0.128	0.398	0.368
The accompanying notes are an integral part of these consolidated financial statements.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity

					Accumulated
					Other	Treasury
	Shares of				Comprehensive	and
	Common	Common	Capital	Retained	Income	Escrowed
(Dollars in thousands)	Stock	Stock	Surplus	Earnings	(Loss)	Shares	Total
Balance, December 31, 2004	23,106,586	$116,493	$80,734	$78,384	$10,234	$(3,901)	$281,944

Comprehensive income:
Net income	—	—	—	29,049	—	—	29,049
Other comprehensive income:
Change in net unrealized gain on securities AFS, net of reclassification adjustment and tax effects	—	—	—	—	(3,593)	—	(3,593)
Change in unrealized gains (losses) on cash flow hedges, net of tax	—	—	—	—	(21)	—	(21)

Total comprehensive income							25,435

Common stock issued:
Stock options	12,838	64	74	—	—	—	138
Treasury stock issued:
Stock options	155,459	—	(1,643)	—	—	3,727	2,084
Shares issued in connection with CHS earnout	38,110	—	—	—	—	803	803
Common and Treasury stock issued for additional consideration:
Release of Bainbridge escrowed shares	3,436	—	—	—	—	56	56
Release of Church escrowed shares	26,562	—	—	—	—	432	432
Purchase of treasury shares	(230,200)	—	—	—	—	(5,840)	(5,840)
Cash dividends declared	—	—	—	(11,567)	—	—	(11,567)
5-for-4 stock split effected in the form of a 25% common stock dividend	5,752,146	29,135	—	(29,165)	—	—	(30)

Balance, September 30, 2005	28,864,937	$145,692	$79,165	$66,701	$6,620	$(4,723)	$293,455

The accompanying notes are an integral part of these consolidated financial statements.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2005	2004
Cash Flows from Operating Activities
Net income	$29,049	$24,345
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,437	19,105
Accretion and amortization of investment securities	213	(91)
Amortization of intangible assets	2,025	1,070
Provision for loan losses	3,029	3,659
Gains on sale of finance leases and receivables	(956)	(146)
Gains on sale of securities available-for-sale	(489)	(2,056)
Gains on sale of mortgage loans	(308)	(606)
Proceeds from sales of mortgage loans	64,884	91,886
Originations of mortgage loans held for sale	(67,120)	(87,141)
Change in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(131)	1,042
(Increase) decrease in other assets	483	(6,960)
Increase (decrease) in accrued interest payable	1,890	(130)
Increase (decrease) in other liabilities	(2,624)	(9,004)
Other	—	11

Net cash provided by operating activities	50,382	34,984

Cash Flows From Investing Activities
Net increase in interest-bearing deposits in other banks	(620)	(762)
Net decrease in short-term investments	4,800	4,303
Proceeds from sales of securities available-for-sale	14,968	43,398
Proceeds from maturities or calls of securities held-to-maturity	8,283	2,653
Proceeds from maturities or calls of securities available-for-sale	38,592	65,639
Purchases of securities held-to-maturity	(5,632)	(1,932)
Purchases of securities available-for-sale	(51,401)	(22,271)
Loan and finance lease originations, net of repayments	(222,644)	(220,932)
Proceeds from sales of finance leases and receivables	32,610	10,078
Purchases of equipment acquired for operating leases, net	(28,339)	(17,280)
Purchases of premises and equipment	(3,386)	(2,698)
Proceeds from sale of premises and equipment	1,228	29
Cash paid for business combination, net	(745)	(8,050)

Net cash used by investing activities	(212,286)	(147,825)

Cash Flows From Financing Activities
Net increase in deposits	206,457	29,419
Net increase (decrease) in short-term borrowings	9,593	39,469
Proceeds from issuance of long-term debt	9,000	64,751
Repayment of long-term debt	(54,112)	(36,174)
Proceeds from issuance of common stock	138	—
Proceeds from issuance of subordinated notes payable	15,464	—
Cash dividends	(11,221)	(9,681)
Cash paid in lieu of fractional shares	(30)	(33)
Purchase of treasury stock	(5,840)	(1,707)
Proceeds from issuance of treasury stock	2,084	1,540

Net cash provided by financing activities	171,533	87,584

Net change in cash and cash equivalents	9,629	(25,257)

Cash and Cash Equivalents
Beginning of period	82,855	84,098

End of period	$92,484	$58,841

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
(All dollar amounts presented in the footnotes are in thousands, except per share data)
Note 1 — Summary of Significant Accounting Policies
     Basis of Presentation — The accompanying unaudited consolidated financial statements of Sterling Financial Corporation and subsidiaries have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.
     Operating results for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
     For further information, refer to the audited consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K, for the year ended December 31, 2004.
     The consolidated financial statements and footnotes thereto of Sterling Financial Corporation include the accounts of its wholly-owned subsidiaries, Bank of Lancaster County, N.A. (Bank of Lancaster County), First National Bank of North East (First National), Bank of Hanover and Trust Company (Bank of Hanover), Pennsylvania State Bank, Delaware Sterling Bank & Trust Company (Delaware Sterling), HOVB Investment Co., T&C Leasing, Inc. (T&C), Pennbanks Insurance Company, SPC, Church Capital Management LLC, Bainbridge Securities Inc., Corporate Healthcare Strategies, LLC (d/b/a StoudtAdvisors), Lancaster Insurance Group, LLC and Sterling Mortgage Services, Inc. (inactive). The unaudited consolidated financial statements also include Town & Country Leasing, LLC (Town & Country), Sterling Financial Trust Company, Equipment Finance, LLC (EFI), and Sterling Community Development Corporation, LLC, all wholly-owned subsidiaries of Bank of Lancaster County. All significant intercompany balances and transactions have been eliminated in consolidation.
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
     Earnings per common share for the three months and nine months ended September 30, 2005 and 2004 have been computed based on the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income available to stockholders	$10,086	$8,500	$29,049	$24,345

Average number of shares outstanding	28,866,767	27,256,979	28,845,762	27,029,030
Effect of dilutive stock options	469,996	392,751	477,455	406,406

Average number of shares outstanding used to calculate diluted earnings per share	29,336,763	27,649,730	29,323,217	27,435,436

Per share information:
Basic earnings per share	$0.349	$0.312	$1.007	$0.901
Diluted earnings per share	0.344	0.307	0.991	0.887
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
     The components of other comprehensive income and related tax effects are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$10,086	$8,500	$29,049	$24,345

Other comprehensive income (net of tax):
Change in unrealized holding gains (losses) on available-for-sale securities	(3,128)	11,407	(5,057)	(1,756)
Tax effect	1,101	(4,011)	1,782	620
Reclassification adjustment for securities (gains) in income	(241)	(1,025)	(489)	(2,056)
Tax effect	84	359	171	720
Unrealized gains (losses) on derivatives used in cash flow hedging relationships	(231)	509	(25)	460
Tax effect	78	(178)	4	(170)

	(2,337)	7,061	(3,614)	(2,182)

Comprehensive income	$7,749	$15,561	$25,435	$22,163

     The ending accumulated balances for each item included in accumulated other comprehensive income, net of related income taxes, were as follows:

	September 30,	December 31,
	2005	2004
Accumulated unrealized gains on securities available-for-sale	$7,247	$10,840
Accumulated unrealized losses on derivatives used in cash flow hedging relationships	(627)	(606)

	$6,620	$10,234

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
     On June 29, 2005, the Financial Accounting Standards Board (FASB) decided to nullify paragraphs 10 through 18 of Emerging Issues Task Force (EITF) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The nullified section of EITF Issue 03-1 outlined new criteria to determine whether a security with unrealized loss would need to be treated as an “other than temporary” impairment and currently charged to income. The nullified section also contained the notion that by realizing losses in bonds classified as available for sale (AFS), one could possibly “taint” other bonds in AFS that have unrealized losses and require a current charge-off of these bonds. In a final FASB Staff Position, the FASB will emphasize current accounting rules relevant to “other than temporary” impairments.
     In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections. This statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Sterling does not anticipate Statement No. 154 will materially impact its financial statements upon adoption on January 1, 2006.
Note 2 — Business Combinations
     Corporate Healthcare Strategies — On May 28, 2004, Sterling acquired 100% of the outstanding common shares of Corporate Healthcare Strategies, Inc. d/b/a StoudtAdvisors. StoudtAdvisors is headquartered in Lancaster, Pennsylvania. As a result of the acquisition, Sterling planned to enhance earnings and provide financial product diversification.
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
     Pennsylvania State Bank — On December 3, 2004, Sterling completed the acquisition of The Pennsylvania State Banking Company, parent company of Pennsylvania State Bank. At the date of acquisition, The Pennsylvania State Banking Company was merged into Sterling, and Pennsylvania State Bank became a wholly owned subsidiary of Sterling. Sterling acquired Pennsylvania State Bank in order to enhance its banking franchise and financial services by entering Cumberland and Dauphin Counties of Pennsylvania.
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

Note 3 — Goodwill and Intangible Assets
     The changes in the carrying amount of goodwill for the nine months ended September 30, 2005, are as follows:

			Trust and
	Community	Commercial	Investment	Insurance
	Banking	Finance	Services	Services	Total
Balance, January 1, 2005	$34,380	$17,220	$14,250	$9,500	$75,350
Additions to goodwill	55	—	1,015	1,493	2,563
Impairment losses	—	—	—	—	—
Amortization of goodwill from branch purchase	(65)	—	—	—	(65)

Balance, September 30, 2005	$34,370	$17,220	$15,265	$10,993	$77,848

     The additions to goodwill in the Trust and Investment Services and Insurance Services segments in 2005 are as a result of consideration paid to the former shareholders of Church Capital Management LLC, Bainbridge Securities, Inc., and Corporate Healthcare Strategies LLC in connection with achieving specified performance levels agreed to in the purchase agreements. The goodwill added in the Community Banking segment pertains primarily to additional purchase accounting adjustments related to the acquisition of Pennsylvania State Bank.
     A summary of intangible assets is as follows:

	September 30, 2005		December 31, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets
Core deposit intangible	$4,785	$(1,541)	$4,785	$(1,003)
Customer lists	10,013	(2,423)	10,013	(1,247)
Trademark	480	(132)	480	(80)
Covenants not to compete	1,180	(337)	1,180	(196)
Vendor Agreements	140	(93)	140	(41)

	$16,598	$(4,526)	$16,598	$(2,567)

Non-finite lived intangible assets:
Trademark	237	—	237	—

Total	$16,835	$(4,526)	$16,835	$(2,567)

     Management conducted an analysis of the fair value of the insurance services segment in the third quarter, which was triggered by lower customer retention ratios from the loss of a key insurance carrier vacating the small group health insurance market. After completion of this analysis, management concluded the less of these customers does not impact the carrying value of goodwill allocated to this segment.
Note 4 — Stock Compensation
     Sterling has an omnibus stock incentive plan under which incentive and nonqualified stock options, stock appreciation rights, and restricted stock may be issued. To date, only incentive and nonqualified stock options have been issued under the plan. The options are granted periodically to key employees at a price not less than the fair market value of the shares at the date of grant, and may have a term of ten years. As of September 30, 2005, Sterling had approximately 514,383 shares of common stock reserved for issuance under the stock incentive plan. All options issued were in connection with the omnibus stock incentive plan, which was approved by shareholders.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income:
As reported	$10,086	$8,500	$29,049	$24,345
Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(495)	(402)	(1,245)	(1,172)

Proforma	$9,591	$8,098	$27,804	$23,173

Basic earnings per share:
As reported	$0.349	$0.312	$1.007	$0.901
Proforma	0.332	0.297	0.964	0.857

Diluted earnings per share:
As reported	$0.344	$0.307	$0.991	$0.887
Proforma	0.327	0.293	0.948	0.845
     In December 2004, the FASB issued FASB Statement No. 123R, Share-Based Payment, (SFAS 123R), which was subsequently revised in April 2005 by delaying the implementation date. SFAS 123R addresses the accounting for share-based payments to employees and non-employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. Sterling will adopt SFAS 123R on January 1, 2006.
     As a result of the pending adoption of SFAS 123R, in October 2005, the Management Development and Compensation Committee of the Sterling Board of Directors accelerated the vesting of all unvested stock options granted to Sterling employees in 2003 and 2004 under its stock incentive plan. This action resulted in options to purchase 354,000 shares of Sterling’s common stock to become immediately exercisable. It is anticipated that as a result of the modification of the vesting schedule, compensation expense totaling approximately $70 thousand will be included in Sterling’s fourth quarter 2005 results of operations.
     As a result of the acceleration of the vesting, Sterling estimates that it will not be required to recognize anticipated compensation expense relating to stock options, net of taxes, of approximately $800 thousand in 2006 and $100 thousand in 2007.
     The calculation of compensation cost for share-based payment transactions after the effective date of SFAS 123R may be different from the calculation of compensation cost presented in the proforma information above, but management has not yet quantified such differences. Sterling has not yet determined which fair-value method and transitional provision it will follow. Sterling expects that the adoption of SFAS 123R will not have a material impact on its overall financial position, however it will on its results of operations, as Sterling will be required to recognize expense on new stock options granted, and for any previously granted options that are not fully vested as of January 1, 2006.

Note 5 — Retirement Benefit Plan
     The components of Sterling’s post-retirement benefits cost for the three and nine months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Service cost	$31	$24	$92	$71
Interest cost	35	28	104	85
Amortization of transition losses	2	2	6	7
Net amortization and other amortization of unrecognized prior service cost	8	4	26	11

Net retirement benefits cost	$76	$58	$228	$174

     In May 2004, the FASB issued Staff Position 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or FSP 106-2. FSP 106-2 supersedes FSP 106-1, and provides guidance on the accounting disclosure, effective date, and transition requirements related to the Medicare Prescription Drug Act. The Medicare Prescription Drug Act expands on existing Medicare benefits, primarily adding a prescription drug benefit for Medicare-eligible retirees beginning in 2006. The law also provides a federal subsidy to companies that sponsor post-retirement benefit plans that provide prescription drug coverage as long as the coverage is actuarially equivalent to Medicare Part D. FSP 106-2 was effective in the third quarter of 2004. Based on the guidance from the Department of Health and Human Services, Sterling has determined it does not meet the actuarially equivalence guidance, and is not eligible for the subsidy. The accumulated plan obligation and related benefit costs does not presently include any federal subsidy. The adoption of this standard did not have a significant impact on its results of operations, financial position, or liquidity.
Note 6 — Segment Information
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
     The Leasing segment provides fleet and equipment financing alternatives to businesses primarily located in south central Pennsylvania and northeastern Maryland, although assets are located throughout the United States. Major revenue sources include net interest income and rental income on operating leases. Expenses include personnel, support and depreciation charges on operating leases.
     The Commercial Finance segment specializes in financing forestry and land-clearing equipment through more than 150 equipment dealer locations ranging from Maine to Florida. Major revenue sources include net interest income. Expenses include personnel and support charges.
     The Trust and Investment Services segment includes both corporate asset and personal wealth management services. The corporate asset management business provides retirement planning services, investment management, custody and other corporate trust services to small and medium size businesses in Sterling’s market area. Personal wealth management services include investment management, brokerage, estate and tax planning, as well as trust management and administration. Major revenue sources include management and estate fees and commissions on security transactions. Expenses primarily consist of personnel and support charges, as well as amortization of intangible assets. The Trust and Investment Services segment provides investment advice on the Community Banking segment’s equity security portfolio, and represents the intersegment eliminations.
     The Insurance Related Services segment includes employee benefit products, consulting services, personal insurance coverage, including property and casualty, credit life insurance and disability insurance. Major revenue sources include commissions on insurance products, as well as consulting fees. Expenses include personnel and support charges as well as amortization of intangible assets.
     Information about reportable segments, and reconciliation of such information to the consolidated financial statements follows (in thousands):

	Community
	Banking &			Trust and	Insurance	Inter-
	Related		Commercial	Investment	Related	Segment	Consolidated
	Services	Leasing	Finance	Services	Services	Elimination	Totals
Three months ended September 30, 2005
Interest and dividend income	$36,552	$3,323	$9,001	$24	$8	$(4,620)	$44,288
Interest expense	14,732	2,617	2,701	—	4	(4,620)	15,434
Provision for loan losses	1,381	134	17	—	—	—	1,532
Noninterest income	4,789	7,233	336	3,004	1,664	(29)	16,997
Noninterest expenses	18,489	7,123	724	2,598	1,872	(29)	30,777
Income before income taxes	6,739	682	5,895	430	(204)	—	13,542
Income tax expenses	964	338	2,063	173	(82)	—	3,456
Net income	5,775	344	3,832	257	(122)	—	10,086

Three months ended September 30, 2004
Interest and dividend income	$28,111	$2,807	$7,155	$9	$6	$(3,047)	$35,041
Interest expense	9,524	2,040	1,553	2	12	(3,047)	10,084
Provision for loan losses	834	661	535	—	—	—	2,030
Noninterest income	4,349	6,610	75	2,987	2,027	—	16,048
Noninterest expenses	15,928	6,573	648	2,520	1,705	—	27,374
Income before income taxes	6,174	143	4,494	474	316	—	11,601
Income tax expenses	1,090	57	1,638	190	126	—	3,101
Net income	5,084	86	2,856	284	190	—	8,500

Nine Months Ended September 30, 2005
Interest and dividend income	$102,974	$9,410	$25,901	$65	$23	$(12,333)	$126,040
Interest expense	39,263	7,126	7,226	7	12	(12,333)	41,301
Provision for loan losses	2,443	535	51	—	—	—	3,029
Noninterest income	12,548	21,723	1,030	9,175	5,436	(41)	49,871
Noninterest expenses	54,830	21,161	2,187	7,866	5,647	(41)	91,650
Income before income taxes	18,986	2,311	17,467	1,367	(200)	—	39,931
Income tax expenses	3,218	946	6,240	540	(62)	—	10,882
Net income	15,768	1,365	11,227	827	(138)	—	29,049

Assets	2,780,245	282,695	239,354	22,776	18,319	(405,034)	2,938,355

Nine Months Ended September 30, 2004
Interest and dividend income	$80,890	$7,948	$19,942	$24	$16	$(8,332)	$100,488
Interest expense	27,690	5,746	4,119	5	16	(8,332)	29,244
Provision for loan losses	1,901	1,223	535	—	—	—	3,659
Noninterest income	11,731	19,803	236	9,078	2,718	—	43,566
Noninterest expenses	46,536	19,542	1,959	7,910	2,318	—	78,265
Income before income taxes	16,494	1,240	13,565	1,187	400	—	32,886
Income tax expenses	2,496	468	4,947	463	167	—	8,541
Net income	13,998	772	8,618	724	233	—	24,345

Assets	2,296,993	242,579	198,860	21,616	18,405	(326,811)	2,451,642
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
Note 7 — Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts and Corporation-Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts Holding Solely Debentures of the Corporation
     Sterling has four non-consolidated subsidiary trusts, Sterling Financial Statutory Trust I, Sterling Financial Statutory Trust II, Sterling Financial Statutory Trust III, and Sterling Financial Statutory Trust IV of which 100% of the common equity is owned by Sterling. The trusts were formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the capital securities) to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of Sterling (the debentures). The debentures held by each trust are the sole assets of that trust. Distributions on the capital securities issued by each trust are payable quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. Sterling has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees.
     A summary of the junior subordinated debentures from Sterling to the subsidiary trusts is as follows:

	September 30,	December 31,
	2005	2004
Debenture issued to Sterling Financial Statutory Trust I, first redeemable, in whole or part, by Sterling in March 2007. Interest payable quarterly at a floating rate of LIBOR plus 360 basis points and matures in 2032	$20,619	$20,619
Debenture issued to Sterling Financial Statutory Trust II, first redeemable, in whole or part, by Sterling in June 2008. Interest payable quarterly at a fixed rate of 5.55%, and matures in 2033	36,083	36,083
Debenture issued to Sterling Financial Statutory Trust III, first redeemable, in whole or part, by Sterling in December 2009. Interest payable quarterly at a fixed rate of 6.00%, and matures in 2034	15,464	15,464
Debenture issued to Sterling Financial Statutory Trust IV, first redeemable, in whole or part, by Sterling in February 2010. Interest payable quarterly at a fixed rate of 6.19%, and matures in 2035	15,464	—

	$87,630	$72,166

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
     Shareholders should note that many factors, some of which are discussed elsewhere in this report, could affect the future financial results of Sterling Financial Corporation and its subsidiaries, both individually and collectively, and could cause those results to differ materially from those expectations expressed in this report. These risk factors include the following:
•	Operating, legal and regulatory risks;

•	Economic, political and competitive forces impacting our various lines of business;

•	The risk that our analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful;

•	The possibility that increased demand or prices for Sterling’s financial services and products may not occur;

•	Volatility in interest rates;

•	Integration of our newly acquired affiliates may not occur as quickly or smoothly as anticipated and projected synergies may not occur in the projected time frame or at all;

•	The business segments’ fair values continue to exceed their carrying value, which results in no impairment of goodwill;

•	Changes/volatility in the securities markets; and

•	Other risks and uncertainties.
     Readers are cautioned not to place undue reliance on these forward-looking statements. Sterling undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in other documents Sterling files periodically with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q, the Annual Report on Form 10-K and any Current Reports on Form 8-K.
General
     The following discussion provides management’s analysis of the consolidated financial condition and results of operations of Sterling Financial Corporation and its wholly-owned subsidiaries, Bank of Lancaster County, N.A., First National Bank of North East, Bank of Hanover and Trust Company, Pennsylvania State Bank, Delaware Sterling Bank & Trust Company, HOVB Investment Co., T&C Leasing, Inc., Pennbanks Insurance Company, SPC, Church Capital Management LLC, Bainbridge Securities Inc., StoudtAdvisors, Lancaster Insurance Group, LLC and Sterling Mortgage Services, Inc. (inactive). The consolidated financial statements also include Town & Country Leasing, LLC, Sterling Financial Trust Company, Equipment Finance LLC, and Sterling Community Development Corporation, L.L.C., all wholly owned subsidiaries of Bank of Lancaster County.
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
Non-GAAP Presentations
     This management discussion and analysis refers to certain non-GAAP financial measures to monitor performance, including the efficiency ratio and return on realized equity. The efficiency ratio is a non-GAAP financial measure that we believe provides readers with important information regarding Sterling’s results of operations. Comparison of Sterling’s efficiency ratio with that of other companies may not be appropriate, as they may calculate their ratio in a different manner. Sterling’s calculation of the efficiency ratio is computed by dividing non-interest expenses, less depreciation on operating leases, by the sum of tax equivalent net interest income and non-interest income, less depreciation on operating leases. Sterling nets the depreciation on operating leases against related income, as it is consistent with utilizing net interest income presentation for comparable capital leases, which nets interest expense against interest income. The efficiency ratio excludes unusual items, including gains on securities activities, interest collected on charged-off loans, etc.
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
RESULTS OF OPERATIONS
Three months ended September 30, 2005 compared to three months ended September 30, 2004
(Dollars in tables are in thousands)
Executive Overview
     Sterling’s net income was $10.086 million for the quarter ended September 30, 2005, an increase of $1.586 million, or 18.7% percent from the third quarter of 2004. Diluted earnings per share totaled $0.344 for the third quarter of 2005 versus $0.307 for the same period in 2004, an increase of 12.1%. Return on average realized equity for the third quarter of 2005 was 14.07%, compared to 15.01% in 2004.
     Sterling has continued its trend of increasing net interest income, from $24.957 million for the third quarter of 2004 to $28.854 million in 2005, a 15.6% increase. The growth in net interest income has resulted from both organic growth and acquisitions. Pennsylvania State Bank, acquired by Sterling in December 2004, contributed $2.029 million of the increase in net interest income. The remainder of the increase in net interest income was the result of continued growth in interest earning assets, particularly in higher yielding commercial loans and finance receivables. The net interest margin for the quarter ended September 30, 2005 was 4.70%, which was lower than 2004’s net interest margin of 4.84%. The acquisition of Pennsylvania State Bank, which had a lower net interest margin than Sterling, negatively impacted Sterling’s net interest margin by approximately 5 basis points. The remaining compression in net interest margin is a result of the flattening of the yield curve and deposit mix. The change in deposit mix towards higher yielding deposits is partially driven by customers’ desire to lock in funds at fixed rates. This trend favorably impacts Sterling’s sensitivity to increases in rising interest rates and Sterling’s continued strategy to attract new customer relationships and deepen such relationships through the sales of the financial service affiliates’ products and services.
     The provision for loan losses was $1.532 million for the quarter ended September 30, 2005, compared to $2.030 million for the same period in 2004. The decrease in provision levels, despite a growing loan portfolio, can be attributed to strong credit quality, lower delinquency trends, and higher provision levels in 2004 as a result of modifications that were made to the methodology in establishing the reserve in the third quarter of 2004. This modification accounted for changing risks in the composition of Sterling’s loan portfolio, including entrance into emerging markets with little credit history and larger credit facilities entered into with customers.
     Non-interest income, excluding securities gains, was $16.756 million for the quarter ended September 30, 2005, an 11.5% increase over $15.023 million earned in 2004. The increase in non-interest income reflects Sterling’s ability to expand its existing products and services, including development of new products for existing customers and the ability to diversify the products offered through acquisition of other companies in the financial services industry. Sterling has been able to increase service charges primarily through an overdraft protection program that was introduced to customers electing to take advantage of the product in the fourth quarter of 2004, and through an initiative that expanded debit card usage through Sterling’s deposit customer base. Additionally, in the third quarter of 2005, Sterling recognized $231 thousand of gains on the sale of leases and finance receivables, compared to $3 thousand in 2004.
     Insurance commissions and fees were $1.675 million for the quarter ended September 30, 2005, compared to $2.044 million in 2004. The decrease was primarily a result of one of our key insurance carriers vacating the small group health insurance market, thereby negatively affecting insurance commissions. Management does not believe the loss of these customers materially impacts the fair value of the insurance services segment.
     Non-interest expenses were $30.777 million for the quarter ended September 30, 2005, compared to $27.374 million in 2004, a 12.4% increase. Non-interest expense growth can be attributed to the growth in Sterling’s banking franchise, which includes both the acquisition of Pennsylvania State Bank and the expansion into new geographic regions, including Berks, Cumberland, Dauphin and Lebanon counties in Pennsylvania, Carroll County, Md., and New Castle County, Del. The impact in the increase of non-interest expenses pertaining to the acquisition of Pennsylvania State Bank in December 2004 was $1.631 million. The remaining increase of $1.772 million, or 6.5% percent, is the result of general increases in expenses combined with the impact of new markets served and new products offered in support of Sterling’s strong growth in revenues.
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
     Net interest income, on a fully taxable equivalent basis, totaled $30.439 million for the third quarter of 2005 compared to $26.636 million for the same period in 2004, an increase of $3.803 million, or 14.3%. This increase reflects a $383.110 million, or 17.6% increase in the quarterly average balance of interest-earning assets. Net interest margin decreased 14 basis points (b.p.) from 4.84% to 4.70%.
     Pennsylvania State Bank, acquired by Sterling in December 2004, contributed $2.029 million of the increase in net interest income and $203.300 million of the increase in the quarterly average balance of interest-earning assets. The acquisition of Pennsylvania State Bank, which had a lower net interest margin than Sterling, negatively impacted Sterling’s net interest margin by approximately 5 basis points.
     The primary increase in interest-earning assets came in the form of loans. Over the past year, the growth in average loan balances has essentially accounted for all of the growth in interest earning assets. Strong growth in commercial loan and finance receivables, and to a lesser extent, consumer loans, contributed to the growth in average loan balances. Year-over-year, quarterly average loan balances increased $380.881 million, resulting in an increase in the percentage of loans to interest-earning assets from 77% in 2004 to 80% in 2005. Generally speaking, loans carry a higher yield than alternative interest earning assets, primarily securities and short-term investments.
     The growth in loans was primarily funded by the growth in deposits, and to a lesser extent additional borrowings and stockholders’ equity. For the three months ended September 30, 2005, average deposits were $2.162 billion, an increase of $354.505 million, or 19.6%, over 2004. Excluding the $156.000 million in deposits acquired in connection with the Pennsylvania State Bank acquisition, average deposits grew by 11.0%. Strong growth has been experienced in demand deposits, money market deposits and time deposits. As a result of higher interest rates, which make deposits a more attractive investment, successful deposit promotions, and competitive pricing, Sterling has experienced steady growth in its deposit balances. However, the growth experience has shifted the mix in the deposit base to higher costing funds. Specifically, money market accounts increased from 17.0% to 18.0% of total deposits and time deposits increased from 40.0% to 42.0%.
     Year-over-year, average long-term borrowed funds increased $11.518 million. The increase reflects $18.195 million acquired in the Pennsylvania State Bank acquisition, offset by contractual maturities, principal amortization on borrowings and the prepayment of a $10.000 million FHLB advance in the third quarter of 2005. The strong growth in deposits, combined with an additional $15.464 million trust preferred offering, has precluded the need to replace this funding.

     The following table summarizes, on a fully taxable equivalent basis, net interest income, and net interest margin for the three months ended September 30, 2005 and 2004 (dollars in thousands):

	Quarter Ended September 30,
	2005			2004
	Average		Annual	Average		Annual
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Federal funds sold	$21,232	$181	3.53%	$1,905	$9	0.95%
Other short-term investments	5,716	43	2.95%	7,048	11	0.58%
Securities:
U.S. Treasury	1,525	18	4.59%	2,882	26	3.62%
U.S. Government agencies	167.755	1,778	4.24%	152,814	1,635	4.28%
State and municipal	237,323	4,182	7.05%	236,952	4,213	7.11%
Other	65,548	806	4.92%	95,269	1,282	5.38%

Total securities	472,151	6,784	5.75%	487,917	7,156	5.87%

Loans:
Commercial	1,182,221	19,172	6.35%	921,345	13,409	5.66%
Consumer	378,197	6,059	6.35%	335,297	5,014	5.95%
Residential mortgages	83,387	1,252	6.00%	80,379	1,242	6.18%
Leases	135,341	2,328	6.82%	127,589	2,161	6.74%
Finance receivables	279,066	10,055	14.41%	212,721	7,718	14.51%

Total loans	2,058,212	38,866	7.46%	1,677,331	29,544	6.95%

Total interest earning assets	2,557,311	45,874	7.10%	2,174,201	36,720	6.68%

Allowance for loan losses	(19,340)			(16,164)
Cash and due from banks	67,481			55,207
Other non-interest earning assets	268,923			207,296

TOTAL ASSETS	$2,874,375			$2,420,540

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW and money market	$711,873	$2,707	1.51%	$610,878	$1,009	0.66%
Saving deposits	246,298	691	1.11%	221,488	305	0.55%
Time deposits	909,089	7,622	3.33%	729,050	5,357	2.92%
Short term borrowings	75,354	734	3.88%	81,450	589	2.87%
Borrowed funds	216,638	2,326	4.26%	205,120	2,035	3.94%
Subordinated notes payable	87,630	1,354	6.18%	56,702	789	5.57%

Total interest-bearing liabilities	2,246,882	15,434	2.73%	1,904,688	10,084	2.11%

Demand deposits	295,220			246,559
Other liabilities	40,561			36,785
Stockholders’ equity	291,712			232,508

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,874,375			$2,420,540

Net interest rate spread			4.37%			4.57%
Net interest income (FTE)/ net interest margin		30,439	4.70%		26,636	4.84%
Taxable-equivalent adjustment		(1,585)			(1,679)

Net interest income		$28,854			$24,957

     Net interest margin decreased to 4.70% from 4.84% resulting from a number of offsetting factors:
•	After over three years of declining short-term interest rates, the Federal Reserve Bank began to raise the federal funds target rate in 2004. Since June of 2004, the Federal Reserve has increased the federal funds target by 25 basis points (b.p.) on eleven separate occasions. This increase in short-term rates is generally favorable due to Sterling’s modestly asset sensitive interest rate risk position. However, the flattening of the yield curve and the pressure on longer-term rates dampened the effect on the favorable impact of the increase in short-term rates.

•	As noted previously, growth in loans exceeded the growth in earning assets, reflecting the funding of a portion of the loan growth with securities portfolio cash flow over the past year. Generally, loans carry a higher yield than other interest-earning assets, namely securities and other investments. This improved mix of earning assets, coupled with loan repricing, has helped to increase the overall yield on earning assets by 42 b.p. from the third quarter of 2004 to 2005.

•	The increase in the cost of funds for Sterling had lagged the increase in the yield on earning assets until the third quarter of 2005. However, the rate paid on interest bearing liabilities increased 62 b.p. from the third quarter of 2004 to the third quarter of 2005, exceeding the increase in the yield on earning assets. This resulted from both a general trend of increases in the rates paid on deposit accounts as well as a shift in the funding mix with an increasing percentage of deposit growth coming from comparatively higher yielding money market deposits and time deposits. Sterling elected to run a competitive promotion on certificates of deposits, in order to raise funds and lock in rates in anticipation of future upward interest rate movements.

•	The prepayment of an FHLB borrowing, which resulted in a prepayment fee of $123 thousand, which negatively impacted the quarterly margin by approximately 2 b.p.

•	The combination of the above factors contributed to a narrowing of the spread between the yield on interest earning assets and the rate paid on interest bearing liabilities of 20 b.p. from the third quarter of 2004 to the same time period in 2005. Offsetting this narrowing spread was growth in non-interest bearing demand deposits and stockholders’ equity, both of which are interest-free sources of funding that helped mitigate the decline in the margin.
Provision for Loan Losses
     The provision for loan losses was $1.532 million for the quarter ended September 30, 2005, compared to $2.030 million for the same period in 2004. The decrease in provision levels, despite a growing loan portfolio, can be attributed to strong credit quality, lower delinquency trends, and higher provision levels in 2004 as a result of modifications that were made to the methodology in establishing the reserve in the third quarter of 2004. This modification accounted for changing risks in the composition of Sterling’s loan portfolio, including entrance into emerging markets with little credit history and larger credit facilities entered into with customers.
     See further discussion in the Allowance for Loan Losses section.
Non-Interest Income
     Total non-interest income totaled $16.997 million for the three months ended September 30, 2005 compared to $16.048 million in 2004, an increase of 5.9%. The increase in non-interest income reflects Sterling’s ability to expand its existing products and services, including development of new products for existing customers and the ability to diversify the products offered through acquisition of other companies in the financial services industry.
     Service charges on deposit accounts increased from $1.528 million for the third quarter of 2004, to $2.235 million in the third quarter of 2005. The primary reason for the increase is the result of the implementation of the overdraft protection program in the fourth quarter of 2004, which has generated increased revenues. NSF charges have increased from $710 thousand in the third quarter of 2004 to $1.422 million in the third quarter of 2005. Pennsylvania State Bank contributed $71 thousand in service charges on deposits in the third quarter of 2005.
     Other service charges and commissions and fees increased $314 thousand to $1.224 million in the third quarter of 2005 compared to $910 thousand in the same quarter in 2004. The increase is primarily the result of increases in debit card revenues, as a program was designed in 2004 to increase debit card usage, through greater issuances of debit cards to customers. Pennsylvania State Bank, acquired in December 2004, had $38 thousand in other service charges and commissions and fees in the third quarter of 2005.
     Insurance commissions and fees were $1.675 million for the quarter ended September 30, 2005, a decrease of $369 thousand over the same period in 2004. The decrease was primarily a result of one of our key insurance carriers vacating the small group health insurance market, thereby negatively impacting customer retention and insurance commissions. After an analysis of the fair value of the insurance services segment, management concluded the loss of these customers does not impact the carrying value of the goodwill allocated to this segment.
     Rental income on operating leases was $6.827 million for the quarter ended September 30, 2005, an increase of 9.7%, or $602 thousand, over 2004’s income of $6.225 million. The increase in rental income results from an increase in interest rates, which allows for an increased rental income charged to customers, as well as customers migrating back to operating leases due to the expiration of the favorable tax treatment on assets purchased.
     Other operating income was $1.054 million for the quarter ended September 30, 2005, an increase of $284 thousand, or 36.9% from the same period in 2004. Sterling recognized $231 thousand of gains on the sale of leases and finance receivables, compared to $3 thousand in 2004. The sale of these assets allows for the funds to be reinvested in new asset growth and to limit Sterling’s credit concentration within one industry. The sale of leases and finance receivables is expected to continue to be a funding source for Sterling in the future.
     Sterling recognized securities gains in the third quarter of 2005 of $241 thousand compared to $1.025 million in 2004. The net securities gains recognized in 2005 were principally related to asset/liability management, whereas the gains recognized in 2004 were primarily the result of management’s strategic decision to liquidate certain large cap equity positions given the belief that they were fully valued. The proceeds of 2004 securities sales were accumulated with the intent of capitalizing Delaware Sterling Bank & Trust Company, which occurred on January 3, 2005.
Non-Interest Expenses
     Non-interest expenses totaled $30.777 million for the quarter ended September 30, 2005 compared to $27.374 million for the same period in 2004, an increase of 12.4%.
     The largest component of non-interest expense is salaries and employee benefits, which totaled $14.459 million for the quarter ended September 30, 2005, a $1.928 million, or 15.4%, increase over the same period in 2004. The acquisition of Pennsylvania State Bank contributed $546 thousand of the increase in expense. The remaining increase of $1.382 million, or 11.0% is attributable to the following factors:
•	Increased number of employees resulting from the expansion into emerging markets;

•	Rising health care costs consistent with national trends and a growing employee base;

•	Additions to staff required to continue to serve our customers in light of increased transaction volumes; and

•	Normal merit increases to existing employees.
     Net occupancy totaled $1.576 million for the third quarter of 2005, an increase of $240 thousand or 18% over the same period in 2004. This increase is a direct result of the overall growth of the corporation including the acquisition of Pennsylvania State Bank and its six branches and the expansion into the emerging markets of Berks County, Pa.; Carroll County, Md.; and New Castle County, Del. Pennsylvania State Bank’s occupancy expense in the third quarter of 2005 was $90 thousand.
     Furniture and equipment charges decreased to $1.700 million for the quarter ended September 30, 2005, a decrease of $39 thousand, or 2.2%, from the same period in 2004, as a result of the reversal of an impairment reserve of $145 thousand on computer equipment. Excluding the reversal of this reserve, furniture and equipment would have exceeded the prior year by $106 thousand, or 6.1%. Pennsylvania State Bank contributed 5.0% of the increase, or $87 thousand, with the remainder related to growth throughout the organization.
     Depreciation expense on operating leases was $5.710 million for the quarter ended September 30, 2005, an increase of $430 thousand, or 8.1%, over 2004. The increase in depreciation is consistent with the increase in rental income. Depreciation as a percent of related rental income has remained at approximately 84%-85%.
     Intangible asset amortization was $659 thousand for the quarter ended September 30, 2005, an increase of $137 thousand over 2004 results. The increase in expense is the result of the amortization of the core deposit intangible at Pennsylvania State Bank with no similar expense in 2004.
     Other non-interest expense totaled $4.937 million for the quarter ended September 30, 2005, compared to $4.324 million in 2004. Expenses in this category consist of marketing, advertising, promotions, postage, lending related expenses, insurance and telephone expenses. The increase in other non-interest expenses is primarily a function of Sterling’s overall growth and the acquisition of Pennsylvania State Bank, which contributed approximately $266 thousand more of other non-interest expenses in the third quarter of 2005 than in the same period in the prior year.

Income Taxes
     Income tax expense for the quarter ended September 30, 2005 was $3.456 million resulting in an effective tax rate of 25.5%, versus 26.7% in 2004. During the third quarter of 2005, Sterling successfully resolved an uncertain tax position, which resulted in income tax expense being reduced by approximately $470 thousand. Excluding this item, the effective tax rate would have been 28.9%, which exceeds the prior year effective tax rate of 26.7%. This effective tax rate exceeds the prior year rate due to tax-free income comprising less of pre-tax income, incremental dollars taxed at the statutory 35%.
Nine Months Ended September 30, 2005 compared to Nine Months Ended September 30, 2004
Executive Overview
     Sterling’s net income was $29.049 million for the nine months ended September 30, 2005, an increase of $4.704 million, or 19.3% from the same period in 2004. Diluted earnings per share totaled $0.991 for the nine months ended September 30, 2005, versus $0.887 for 2004, an increase of 11.7%. Return on average realized equity for the first nine months quarters of 2005 was 13.97%, compared to 15.07% in 2004. The decrease in return on average realized equity, despite an increase in earnings, is due to an increase in stockholders’ equity that resulted from the issuance of stock to acquire Corporate Healthcare Strategies (d/b/a StoudtAdvisors) and Pennsylvania State Bank in 2004.
     Net interest income increased from $71.244 million for the nine months ended September 30, 2004 to $84.739 million in 2005, an 18.9% increase. Pennsylvania State Bank contributed $5.897 million of the increase in net interest income. Net interest income also improved as a result of continued growth in interest earning assets, particularly higher yielding loans, including commercial loans and finance receivables. The net interest margin for the nine months ended September 30, 2005 was 4.76%, which matched 2004’s margin.
     The provision for loan losses was $3.029 million for the nine months ended September 30, 2005, compared to $3.659 million in 2004. The decrease in provision levels, despite a growing loan portfolio, can be attributed to strong credit quality, lower delinquency trends, and higher provision levels in 2004 as a result of modifications that were made to methodology in establishing the reserve, which accounted for changing risks in the composition of Sterling’s loan portfolio, including entrance into emerging markets with little credit history and larger credit facilities entered into with customers.
     Non-interest income, excluding securities gains, was $49.382 million for the nine months ended September 30, 2005, a 19.0% increase over $41.510 million earned in 2004. Sterling’s banking affiliates’ non-interest income increased $2.083 million, or 21.7%. The acquisition of Pennsylvania State Bank contributed approximately $521 thousand to the growth, with the remaining increase primarily attributable to the expansion of product offerings and growth in the number of deposit accounts.
     Sterling’s financial services affiliates non-interest income increased $5.789 million, or 18.1%. The acquisition of Corporate Healthcare Strategies in June 2004 attributed to $2.643 million of the increase. The remaining increase resulted from organic growth and approximately $820 thousand in gains on sales of loans and finance receivables, which totaled $955 thousand for the nine months ended September 30, 2005 compared to $135 thousand in 2004. The sale of these assets allows for the funds to be reinvested in new asset growth and to limit Sterling’s credit concentration within one industry, and is expected to be a funding source for Sterling in the future.
     Non-interest expenses were $91.650 million for the nine months ended September 30, 2005, compared to $78.265 million in 2004, a 17.1% increase. The incremental expenses associated with Pennsylvania State Bank, Corporate Healthcare Strategies and Lancaster Insurance Group in 2005, versus a partial year in 2004 represents $6.529 million, or 8.3% of the increase. The remaining increase in non-interest expenses is the result of new and enhanced financial services products being offered to Sterling’s customers and incremental expenses required to accommodate new customers.
     A more thorough discussion of Sterling’s results of operations for the nine months ended September 30, 2005, is included in the following pages.

Net Interest Income
     The following table summarizes, on a fully taxable equivalent basis, net interest income, and net interest margin for the nine months ended September 30, 2005 and 2004:

	Nine Months Ended September 30,
	2005			2004
	Average		Annual	Average		Annual
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Federal funds sold	$9,763	$249	2.79%	$5,179	$45	1.02%
Other short-term investments	5,793	111	2.53%	6,701	27	0.48%
Securities:
U.S. Treasury	1,986	64	4.28%	4,798	129	3.60%
U.S. Government agencies	165,277	5,284	4.26%	161,250	5,219	4.32%
State and municipal	237,412	12,542	7.04%	238,809	12,715	7.10%
Other	72,064	2,868	5.32%	103,698	4,161	5.35%

Total securities	476,739	20,758	5.81%	508,555	22,224	5.83%

Loans:
Commercial	1,145,695	53,362	6.14%	872,524	37,089	5.57%
Consumer	371,256	17,182	6.19%	326,188	14,443	5.91%
Residential mortgages	81,660	3,596	5.87%	82,449	3,906	6.32%
Leases	134,693	6.975	6.92%	122,597	6,315	6.88%
Finance receivables	262,541	28,574	14.51%	194,399	21,488	14.74%

Total loans	1,995,845	109,689	7.29%	1,598,157	83,241	6.90%

Total interest earning assets	2,488,140	130,807	6.98%	2,118,592	105,537	6.60%

Allowance for loan losses	(19,045)			(15,489)
Cash and due from banks	63,951			54,812
Other non-interest earning assets	263,810			201,802

TOTAL ASSETS	$2,796,856			$2,359,717

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW and money market	$701,391	$6,674	1.27%	$592,359	$2,613	0.59%
Saving deposits	236,744	1,552	0.88%	218,806	873	0.53%
Time deposits	855,864	20,302	3.17%	736,736	16,119	2.92%
Short term borrowings	78,719	2,154	3.65%	58,079	1,437	3.31%
Borrowed funds	224,462	6,784	4.04%	196,181	5,896	4.02%
Subordinated notes payable	84,345	3,835	6.06%	56,702	2,306	5.42%

Total interest-bearing liabilities	2,181,525	41,301	2.53%	1,858,863	29,244	2.10%

Demand deposits	286,917			235,050
Other liabilities	42,528			38,689
Stockholders’ equity	285,886			227,115

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,796,856			$2,359,717

Net interest rate spread			4.45%			4.50%
Net interest income (FTE)/ net interest margin		89,506	4.76%		76,293	4.76%
Taxable-equivalent adjustment		(4,767)			(5,049)

Net interest income		$84,739			$71,244

     Net interest income, on a fully taxable equivalent basis, totaled $89.505 million for the nine months ended September 30, 2005 compared to $76.293 million for the same period in 2004, an increase of $13.212 million or 17.3%. This increase reflects a $370 million or 17.4% increase in the average balance of interest-earning assets. Net interest margin was 4.76% for the first nine months of 2005, the same rate as the prior year’s first nine months.
     Pennsylvania State Bank, acquired by Sterling on December 3, 2004, contributed $6.024 million of the increase in net interest income and $197 million of the increase in the year-to-date average balance of interest-earning assets.

     As noted for the third quarter results, year-over-year net interest income has improved primarily as a result of continued growth in interest earning assets, particularly higher yielding loans, including commercial loans and finance receivables. In addition, growth in non-interest bearing deposits and stockholders’ equity, both interest-free sources of funding, had a positive impact. Offsetting these factors was the increase in the cost of funds for Sterling, which exceeded the increase in the yield on earning assets.
     Going forward, Sterling’s ability to continue to grow net interest income and maintain net interest margin will be challenged by the interest rate environment. While short-term interest rates have increased by 225 b.p. since mid-2004, long-term rates have decreased during this time period. For example, the yield on the 10-year U.S. Treasury Note has declined by 36 b.p. since mid-2004. This “flattening” of the yield curve generally has a negative impact on net interest margin. In addition, if short-term interest rates were to continue to increase, the ability to continue to lag the rates paid on deposit accounts will diminish, putting pressure on the net interest margin.
Provision for Loan Losses
     The provision for loan losses was $3.029 million for the nine months ended September 30, 2005, compared to $3.659 million in 2004. The decrease in provision levels, despite a growing loan portfolio, can be attributed to strong credit quality and lower delinquency trends, and modifications that were made to methodology in establishing the reserve in the third quarter of 2004, which accounted for changing risks in the composition of Sterling’s loan portfolio, including entrance into emerging markets with little credit history and larger credit facilities entered into with customers.
     See further discussion in the Allowance for Loan Losses section.
Non-Interest Income
     Total non-interest income totaled $49.871 million for the nine months ended September 30, 2005 compared to $43.566 million in 2004, an increase of 14.5%. The impact of Sterling’s recent acquisition of fee-oriented companies is the primary reason for the increase in non-interest income.
     Trust and investment management income was $6.809 million for the first nine months of 2005, an increase of $223 thousand, or 3.4% over 2004 results. New business development led to the increase in revenues.
     Service charges on deposit accounts increased from $4.500 million for the nine months ended September 30, 2004 to $6.243 million for the same period in 2005. Sterling has been able to increase service charges primarily through new product offerings and increased volumes associated with a greater number of accounts. A primary contribution to the increase is the implementation of a new overdraft protection program in the fourth quarter of 2004, and the revenue it has generated. Pennsylvania State Bank contributed $230 thousand in service charges in 2005.
     Other service charges and commissions and fees totaled $3.478 million for the first nine months of 2005, an increase of 28.8% over 2004 results. The increase is primarily the result of increased debit card revenues, the result of an implementation of a new program designed to increase debit card usage through greater distribution of cards to customers. Pennsylvania State Bank, acquired in December 2004, contributed $161 thousand to other service charges and commissions and fees in 2005.
     Brokerage fees and commissions totaled $2.279 million for the nine months ended September 30, 2005 compared to $2.487 million for the same period in 2004, an 8.4% decrease. As a result of flat market conditions in the bond and equity markets, and an increase in rates on bank deposits making them an attractive investment alternative, Sterling’s brokerage affiliate has experienced a decline in transaction volumes.
     Insurance commissions and fees were $5.481 million for the first nine months of 2005, an increase of $2.716 million over the same period in 2004. The acquisition of StoudtAdvisors, an employee benefits consulting and brokerage firm, on May 28, 2004 was the primary reason for the increase when comparing year-to-date amounts.
     Rental income on operating leases was $20.320 million for the nine months ended September 30, 2005, a 9.1% increase over 2004 results. The increase in rental income results from an increase in interest rates, which allows for an increased rental income charged to customers, as well as customers migrating back to operating leases due to the expiration of the favorable tax treatment on assets purchased.
     Other operating income was $3.272 million for the nine months ended September 30, 2005, an increase of $1.031 million, or 46.0%, from the same period in 2004. Sterling recognized $955 thousand of gains on the sales of leases and finance receivables in 2005, compared to $135 thousand in 2004. The remaining increase is the result of the overall growth Sterling has experienced in the past year.
     Sterling recognized securities gains in the first nine months of 2005 of $489 thousand, compared to $2.056 million in 2004. The net securities gains recognized in 2005 were principally related to asset/liability management, whereas the gains recognized in 2004 were primarily the result of management’s strategic decision to liquidate certain large cap equity positions given the belief that hey were fully valued. The proceeds of 2004 securities sales were accumulated with the intent of capitalizing Delaware Sterling Bank & Trust Company, which occurred on January 3, 2005.
Non-Interest Expenses
     Non-interest expenses totaled $91.650 million for the nine months ended September 30, 2005 compared to $78.265 million for the same period in 2004, an increase of 17.1%.
     The largest component of non-interest expense is salaries and employee benefits, which totaled $42.490 million for the nine months ended September 30, 2005, a $7.518 million, or 21.5%, increase over the same period in 2004. The acquisition of Pennsylvania State Bank and inclusion of StoudtAdvisors for a full nine months in 2005, versus four months in 2004 contributed $2.812 million in incremental expenses in 2005. The remaining increase of $4.706 million, or 13.5%, is attributable to the following:
•	Increased number of employees, resulting from the expansion into emerging markets;

•	Rising health care costs consistent with national trends and a growing employee base;

•	Additions to staff required to continue to serve our customers in light of increased transaction volumes;

•	Increased incentive expenses relating to the favorable results of Sterling and its affiliates; and

•	Normal merit increases to existing employees.
     Net occupancy totaled $4.777 million for the first nine months of 2005, an increase of $693 thousand or 17.0% over the same period in 2004. Pennsylvania State Bank, and its six branches, and StoudtAdvisors, and its two offices, contributed $446 thousand, or 10.9%, of the increase. The remaining 6.1% of the increase is a direct result of the overall growth of the corporation including expansion into the emerging markets of Berks County, Pa.; Carroll County, Md.; and New Castle County, Del.
     Depreciation expense on operating leases was $16.992 million for the nine months ended September 30, 2005, an increase of $1.266 million, or 8.1%, from 2004. The increase is consistent with the increasing trend in rental income, and as a percent of related rental income, it has remained at approximately 83%-84% when comparing 2005 to 2004.
     Intangible asset amortization was $2.025 million for the nine months ended September 30, 2005, an increase of $955 thousand over 2004 results. The increase in expense is the result of the amortization of customer lists at StoudtAdvisors and of the core deposit intangible at Pennsylvania State Bank. A full nine month’s worth of amortization was expensed on these intangible assets in 2005, versus only four months of amortization on the StoudtAdvisors’ customer list in 2004, and no similar charge at Pennsylvania State Bank in 2004.
     Other non-interest expense totaled $14.867 million for the nine months ended September 30, 2005, compared to $12.429 million for the same period in 2004. Sterling’s newest affiliates, Pennsylvania State Bank and StoudtAdvisors, contributed incremental expenses of $1.530 million for the nine months ended September 30, 2005 as compared to the same period in 2004. The remaining increase of $908 thousand, or 7.3%, is primarily the result of new and enhanced financial services products being offered to Sterling’s customers and incremental expenses associated with Sterling’s organic growth.
     Sterling’s efficiency ratio for the nine months ended September 30, 2005 of 61.3% matched the 2004 ratio despite higher amortization of intangible asset charges and the growth of financial services affiliates, which generally run higher efficiency ratios than banking franchises due to being more labor intensive.

Income Taxes
     Income tax expense was $10.882 million in the first nine months of 2005, compared to $8.541 million in the same period of 2004. This resulted in an increase in the effective income tax rate, which was 26.0%, for the nine months ended September 30, 2004, compared to 27.3% in 2005. During the third quarter of 2005, Sterling successfully resolved an uncertain tax position, which resulted in income tax expense being reduced by approximately $470 thousand. Excluding this item, the effective tax rate would have been 28.4%, which exceeds the prior year effective tax rate of 26.0%. The increase in the effective tax rate can be attributed to higher levels of pre-tax income taxed at the incremental
     35% statutory tax rate, tax-free interest income representing less of pre-tax income than in 2004, higher levels of pre-tax income at affiliates which was subject to state income taxes, and the expiration of certain tax credits in 2004.
FINANCIAL CONDITION
     Total assets at September 30, 2005, totaled $2.938 billion compared to $2.743 billion at December 31, 2004. This represents an increase of $196 million or 7.13% over that period of time.
Securities
     Sterling utilizes investment securities as a primary tool for managing interest rate risk, to generate interest and dividend income, to provide liquidity to the parent company and affiliates, and to provide collateral for certain deposits and borrowings. As of September 30, 2005, securities totaled $491.591 million, which represents a 2.0% decrease from the December 31, 2004 balance of $501.671 million. The decrease in the portfolio was due in part to a reduction in the balance of net unrealized gains on securities available for sale. At September 30, 2005, net unrealized gains on available-for-sale securities were $11.139 million versus $16.685 million at December 31, 2004. The decrease in net unrealized gains generally resulted from higher market interest rates in 2005 that results in a decrease in the fair value of debt securities.
     Proceeds from maturities, sales and calls totaled $61.843 million. Purchases of $57.033 million were completed primarily to maintain security balances at levels which meet pledging requirements of deposits.
     Sterling’s securities portfolio includes debt and equity instruments that are subject to varying degrees of credit and market risk. This risk arises from general market conditions, factors impacting specific industries, as well as corporate news that may impact specific issues. Management continuously monitors its debt securities, including routine updating of credit ratings, monitoring market, industry and corporate news, as well as volatility in market prices. Sterling uses various indictors in determining whether a debt security is other-than-temporarily impaired, including whether it is probable that the contractual interest and principal will not be collected in full. One such indicator is credit ratings. As of September 30, 2005, there were no holdings below investment grade.
     In addition to its debt securities, Sterling also maintains an equity security portfolio, comprised of the following:

	September 30, 2005		December 31, 2004
	Adjusted	Fair	Adjusted	Fair
	Cost	Value	Cost	Value
Government sponsored enterprise	$2	$4,469	$2	$4,910
Equity mutual fund	50	50	—	—
Community banks	2,380	2,989	1,969	3,054
Large cap financial services company stocks	1,790	2,332	2,615	3,346

	$4,222	$9,840	$4,586	$11,310

     These holdings are maintained for long-term appreciation in these segments of the market.
     Adjusted cost reflects a reserve for other than temporary impairment charges totaling $231 thousand. Sterling recognized $13 thousand of other than temporary impairment charges during the second quarter of 2005. No other charges were recognized in 2005 or 2004. These charges are generally recognized when the market value of a specific holding has not exceeded adjusted cost at any time in the prior six months.

Loans
     The following table sets forth the composition of Sterling’s loan portfolio at September 30, 2005 and December 31, 2004:

	September 30,	December 31,
	2005	2004
Commercial and agricultural	$433,936	$412,809
Commercial real estate	657,971	597,208
Financial	29,450	25,790
Real estate-construction	86,727	61,591
Real estate-mortgage	83,271	78,694
Consumer	381,960	364,991
Finance receivables (net of unearned income)	290,720	236,617
Lease financing (net of unearned income)	132,553	129,571

Total	$2,096,588	$1,907,271

     Gross loans outstanding were $2.097 billion at September 30, 2005, a 9.4% increase over the year-end balance of $1.907 billion. Sterling continues to experience strong loan growth that has resulted from improving local and national economies, particularly in the commercial, consumer and finance receivable portfolios. Sterling’s specialty lenders, including EFI and Town & Country Leasing, its emerging markets, which includes Berks, Cumberland, Dauphin and Lebanon counties, Pa.; Carroll County, Md.; and New Castle County, Del.; have also contributed to the growth in loans receivable.
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
     During the third quarter of 2004, management reevaluated and made certain modifications to its methodology in establishing its reserve to account for changing risks inherent in its loan portfolio. These modifications included the broadening of allocation percentages related to qualitative factors. The basis for the widening of the allocation factors including the following factors:
•	Composition mix of the loan portfolio, including greater percentages in commercial lending and leasing, and away from more traditional consumer loan types;

•	Geographic mix of loans, which includes entrance into emerging markets, where Sterling has less experience and insight compared to its historical footprint;

•	Greater reliance on individual loan officers and credit personnel at the bank affiliates to enforce underwriting standards and policy, as decisions continue to be made in the markets served, rather than in a centralized location;

•	Greater instances of unsecured credits and credits secured by current assets, such as accounts receivable and inventory, and less instances of loans fully secured by real estate; and

•	Higher legal lending and house limits, which has allowed Sterling to enter into larger credit facilities with customers, which management believes carry a greater risk than smaller credits.
     Management believes the updated methodology accurately reflects losses presently inherent in the portfolio. Management continues to charge actual loan losses to the allowance for loan losses and bases the provision for loan losses on the overall analysis taking the methodology into account. To date, the changing composition of the loan portfolio has not yielded higher delinquency percentages or charge-offs. However, management’s perception is there is an increasing level of losses inherent in the portfolio, and the widening of the qualitative risk allocation percentages was prudent in assessing this risk. The modifications to the methodology in the third quarter of 2004, resulted in an increase in the provision level in the quarter of adoption.
     The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans as of September 30, 2005 and December 31, 2004:

	September 30,	December 31,
	2005	2004
Nonaccrual loans	$3,070	$3,474
Accruing loans, past due 90 days or more	429	875
Restructured loans	—	181

Total non-performing loans	3,499	4,530
Foreclosed assets	263	80

Total non-performing assets	$3,762	$4,610

Ratios:
Non-performing loans to total loans	0.17%	0.24%
Non-performing assets to total assets	0.13%	0.17%
Allowance for loan losses to non-performing loans	578%	417%
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
     As of September 30, 2005, non-performing assets were $3.762 million, a decrease of $848 thousand or 18.4% from December 31, 2004. Non-performing assets as well as asset quality ratios have remained fairly consistent from December 31, 2004 to September 30, 2005, with slight improvements noted.
     Potential problem loans are defined as performing loans, which have characteristics that cause management to have serious doubts as to the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as non-performing loans in the future. Total potential problem loans were approximately $6.563 million at September 30, 2005 as compared to $3.955 million at December 31, 2004. Additionally, outstanding letter of credit commitments totaling approximately $348 thousand could result in potential problem loans, if drawn upon. The majority of these loans are secured by a combination of business assets and/or real estate with acceptable loan-to-value ratios.
     The rollforward of the allowance for loan losses for the nine months ended September 30, 2005 and 2004 was as follows:

	Nine Months Ended
	September 30,
	2005	2004
Balance at January 1	$18,891	$14,656
Provision for loan losses charged to income	3,029	3,659
Reserve on loan commitments transfer to other liabilities	—	(420)
Loans charged-off	(2,053)	(1,573)
Recoveries of loans previously charged off	364	283

Balance at September 30	$20,231	$16,605

	Nine Months Ended
	September 30,
	2005	2004
Net charge-offs to average loans outstanding:
Community banking segment	0.10%	0.09%
Leasing segment	0.31%	0.38%
Commercial finance segment	0.00%	0.00%
Total	0.11%	0.11%
     The allowance for loan losses totals $20.231 million at September 30, 2005, an increase of $1.340 million since December 31, 2004. The allowance represents 0.96% of loans outstanding at September 30, 2005 as compared to 0.99% at December 31, 2004.
     Sterling maintains the allowance for loan losses at a level that management believes adequate to absorb probable losses inherent within the loan portfolio.
Deposits
     Sterling continues to rely heavily on deposit growth as a primary source of funds for lending activities. As of September 30, 2005, deposits totaled $2.222 billion, a $206.457 million, or 10.2%, increase, compared to December 31, 2004. As a result of higher interest rates, which make deposits a more attractive investment, successful deposit promotions, and competitive pricing Sterling has seen steady growth in their deposit balances.
Short-Term Borrowings
     Short-term borrowings are comprised of federal funds purchased, securities sold under repurchase agreements, U.S. Treasury demand notes and borrowings from the Federal Home Loan Bank (FHLB) and other financial institutions. As of September 30, 2005, short-term borrowings totaled $108.361 million, an increase of $9.593 million from the December 31, 2004 balance of $98.768 million. This change is attributable to the utilization of short-term borrowings from the FHLB as part of a strategy to replace maturing FHLB advances with anticipated deposit growth in the fourth quarter of 2005. As the deposit balances grow, Sterling will rely less on the FHLB short-term borrowings. At September 30, 2005, short-term borrowings with the FHLB totaled $25.000 million. Offsetting this were decreases in the overnight federal funds purchased position of $6.000 million and securities sold under repurchase agreements of $6.900 million, both of which are fluctuations experienced in the normal course of business.
Long-Term Debt
     Long-term debt consists primarily of advances from the Federal Home Loan Bank and borrowings from other financial institutions to fund Sterling’s growth in its finance receivables, finance leases and operating leases operating lease portfolios. Long-term debt totaled $187.927 million at September 30, 2005, a decrease of $45.112 million from the December 31, 2004 balance of $233.039 million. The net decrease in long-term debt was the result of scheduled principal maturities and repayments, the prepayment of a $10.000 million Federal Home Loan Bank advance, partially offset by a $9.000 million fixed rate amortizing borrowing that funded growth in the financial receivables and lease portfolios.
Subordinated Notes Payable
     As of September 30, 2005, Sterling sponsors four special purpose subsidiary trusts, Sterling Financial Statutory Trusts I, II, III, and IV. The trusts were formed for the purpose of issuing corporate obligated mandatorily redeemable capital securities (the capital securities) to third party investors and investing the proceeds from the sale of the capital securities in junior subordinated notes payable of Sterling (the debentures). The debentures are the sole assets of the trust, and totaled $87.630 million as of September 30, 2005, an increase of $15.464 million over the December 31, 2004 balance of $72.166 million. The increase is the result of a fourth special purpose subsidiary trust that issued $15.000 million of capital securities to third party investors, and simultaneously invested the proceeds into a $15.464 million junior subordinated note payable to Sterling. The debenture bears interest at a fixed rate of 6.19% and is due in February 2035, with a call date in February 2010.
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
Asset liability management
     Sterling enters into derivative transactions principally to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows. A summary of the interest rate contracts at September 30, 2005 is as follows:

	Notional	Carrying
	Amount	Value
Interest rate swap agreements (pay fixed/receiving floating)	$25,000	$(89)
Interest rate swap agreements (pay floating/received fixed).	25,000	(877)
     Interest rate swaps have been used to hedge cash flow variability related to floating rate assets and liabilities. Gains and losses on derivative instruments reclassified from accumulated other comprehensive income to current-period earnings are included in the line item in which the hedged cash flows are recorded. At September 30, 2005 other comprehensive income included a deferred after-tax loss of $628 thousand versus $942 thousand at December 31, 2004.
     A portion of the amount in other comprehensive income is reclassified from other comprehensive income to the appropriate income statement line item as net settlements occur, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest income — commercial loans	$(16)	$113	$44	$259
Interest expense — borrowed funds	86	215	346	689
     Interest rate options, which include caps, are contracts that transfer, modify, or reduce interest rate risk in exchange for the payment of a premium when the contract is initiated. A premium is paid for the right, but not the obligation, to buy or sell a financial instrument at predetermined terms in the future. There were no interest rate options outstanding at September 30, 2005 or 2004.
     Sterling has entered into an equity put option as a fair value hedge to protect the company from risk that the fair value of its SLM Corporation stock might be adversely impacted by changes in market price. The equity put option is for 30,000 shares of SLM’s stock with a valuation date of May 2006. If, at the valuation date, the stock price is below the reference price ($33.81), the counter-party will pay the difference between the stock’s price on the valuation date and its reference price to Sterling. Sterling paid $171 thousand for this put option. As of September 30, 2005 its fair value was $1 thousand versus $9 thousand at December 31, 2004. This change was charged to other non-interest expense. At September 30, 2005, the trading price of the SLM Corporation stock was $53.64
     In the first quarter of 2005, Sterling initiated a strategy of writing covered call options on certain equity security holdings in the available-for-sale portfolio. Sterling receives a premium in exchange for selling the call options. The buyer of the options has the right to purchase a specified number of shares at a future date at an agreed upon price level, or strike price. The options are recorded at fair value (initially the premium received) with the changes in fair value recognized in non-interest income. For the three months and nine months ended September 30, 2005, $4 thousand and $10 thousand are included in other non-interest income. There were no contracts outstanding as of September 30, 2005,
Customer Related
     Sterling has entered into interest rate contracts (including interest rate caps and interest rate swap agreements) to facilitate customer transactions and meet their financing needs. This portfolio is actively managed and hedged with offsetting contracts, with identical terms, with third-party counterparties.

     A summary of the customer related interest rate contracts and offsetting contracts with third-party counterparties at September 30, 2005 is as follows:

	Notional	Carrying
	Amount	Value
Interest rate swap agreements (pay fixed/received floating)	$13,284	$(160)
Interest rate swap agreements (pay floating/received fixed)	13,284	160
Interest rate caps written	29,073	(41)
Interest rate caps purchased	29,073	41
     Changes in the estimated fair value of customer related contracts and related interest settlements, net of the offsetting counter party contracts, are recorded in non-interest income. Fees collected from customers, net of fees paid to counter parties, for these transactions are recognized over the life of the contract. For the three months and nine months ended September 30, 2005, fees of $8 thousand and $23 thousand are included in other non-interest income, compared to $4 thousand and $9 thousand for the three and nine months ended September 30, 2004.
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
     The capital securities held by the trusts qualify as Tier 1 capital for Sterling under Federal Reserve Board guidelines. In 2004, the Federal Reserve issued rules that retain Tier 1 capital treatment for trust-preferred securities but with stricter limits. Under the new rules, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would retain its current limit of 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Sterling has $85.000 million in trust preferred securities as of September 30, 2005, which has been included as Tier 1 capital in its regulatory capital calculations. Sterling anticipates that upon full phase in of the Board of Governors of the Federal Reserve clarified regulatory treatment of trust preferred securities in 2009, it will continue to be well capitalized.
     Earnings retention, which represents net income less dividends declared, is a primary source of capital to Sterling. During the first nine months of 2005, Sterling retained $17.482 million, or 60.2%, of its net income. Additional sources of capital are stock issued in connection with stock options and additional consideration paid on certain acquisitions in which the affiliate attained certain levels of minimum performance. Offsetting this increase in capital was $3.614 million of unrealized losses on securities available for sale and cash flow derivatives, and the repurchase of common shares issued of $5.840 million.

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
     Quantitative measures established by regulation to ensure capital adequacy require Sterling and its banking subsidiaries to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of September 30, 2005 and December 31, 2004, that Sterling and the subsidiary banks met all minimum capital adequacy requirements to which they are subject.
     As of September 30, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized the banks as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” institutions must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the banks’ category.
     Sterling’s capital ratios as of September 30, 2005 and December 31, 2004, are as follows:

	Actual Capital		Minimum Capital
	Ratio		Requirement
	September 30,	December 31,	Minimum	Well
	2005	2004	Requirement	Capitalized (1)
Total capital to risk weighted assets.	12.9%	12.2%	8.0%	10.0%
Tier 1 capital to risk weighted assets	11.9%	11.2%	4.0%	6.0%
Tier 1 capital to average assets	10.2%	10.0%	4.0%	5.0%

(1)	Represents amounts for the banking subsidiaries and not Sterling, as prompt corrective action provisions are not applicable to bank holding companies.
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
     The following table presents significant fixed and determinable contractual obligations by payment date as of September 30, 2005.

		Payments Due In
	Total
	Amount	One Year	One to	Three to	Over Five
	Committed	or Less	Three Years	Five Years	Years
Deposits without a stated maturity	$1,282,816	$1,282,816	$—	$—	$—
Time deposits	939,035	401,046	425,944	110,748	1,297
Federal funds purchased	36,500	36,500	—	—	—
Securities sold under repurchase agreements	14,217	14,217	—	—	—
Interest-bearing demand notes issued to the U.S. Treasury	2,644	2,644	—	—	—
Federal Home Loan Bank	25,000	25,000
Lines of credit	30,000	30,000	—	—	—
Long-term debt	187,927	65,767	62,801	39,154	20,205
Subordinated notes payable	87,630		—	—	87,630
Operating leases	15,258	1,857	3,343	2,376	7,682

	$2,621,027	$1,859,847	$492,088	$152,278	$116,814

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
     A schedule of significant commitments at September 30, 2005 is as follows:

Commitments to extend credit:
Unused home equity lines of credit	$78,905
Other commitments to extend credit	414,667
Standby letters of credit	88,127

$581,699

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
     The simulation analysis results are presented in Table 3a. These results indicate Sterling would expect net interest income to increase over the next twelve months by 2.0% assuming an immediate parallel upward shift in market interest rates of 200 basis points and to decrease by 4.1% if rates shifted on a parallel basis downward in the same manner. This profile reflects an asset sensitive short-term rate risk position and is within the guidelines set by Sterling’s internal policy.
     At December 31, 2004, annual net interest income was projected to increase by 3.8% in the equivalent upward scenario and to decrease by 5.1% in the equivalent downward scenario. The risk position has changed from the prior year-end to a less asset sensitive position primarily due to continued refinement of non-maturity deposit assumptions relative to the current interest rate environment, the “rolling down” of time deposit maturities, and the growth in rate sensitive core deposit products, offset by continued growth in variable commercial loans.
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
     The net present value analysis results are presented in Table 3b. These results indicate that the net present value would decrease 2.4% assuming an immediate parallel upward shift in market interest rates of 200 basis points and to decrease 2.4% if rates shifted on a parallel basis, downward in the same manner. The risk position of Sterling is within the guidelines set by policy.
     At December 31, 2004, the analysis indicated that the net present value would decrease 1.9% assuming an immediate, parallel, upward shift in market rates of 200 basis points and to decrease 1.7% if rates shifted, on a parallel basis, downward in the same manner.

Table 3a
Net Interest Income Projections
	% Change in
	Net Interest income
Change in	September 30,	December 31,
Market Interest Rates	2005	2004

(200)	(4.1%)	(5.1%)
(100)	(2.0%)	(2.4%)
0	0.0%	0.0%
+100	1.1%	2.0%
+200	2.0%	3.8%

Table 3b
Present Value of Equity
	% Change in
	Present Value of Equity
Change in	September 30,	December 31,
Market Interest Rates	2005	2004

(200)	(2.4%)	(1.7%)
(100)	(0.7%)	(0.1%)
0	0.0%	0.0%
+100	(0.9%)	(0.8%)
+200	(2.4%)	(1.9%)

Item 4 — Controls and Procedures
     Sterling’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have concluded that the corporation’s disclosure controls and procedures (as defined in Rules 13a — 15(e) and 15d — 15(e) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of the end of the period covered by this Report, were effective as of such date at the reasonable assurance level as discussed below to ensure that information required to be disclosed by Sterling in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to Sterling’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
     The CEO and CFO have evaluated the changes to Sterling’s internal controls over financial reporting that occurred during Sterling’s fiscal quarter ended September 30, 2005, as required by paragraph (d) Rules 13a — 15 and 15d — 15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no changes that materially affected, or are reasonably likely to materially affect, Sterling’s internal controls over financial reporting.

Part II — OTHER INFORMATION
Item 1 — Legal Proceedings
     As of September 30, 2005, there were no material pending legal proceedings, other than routine legal proceedings occurring in the ordinary course of business, to which Sterling or any of its subsidiaries is a party or which any of their property is the subject. Further, there are no material pending legal proceedings known to be contemplated by governmental authorities against Sterling or any of its subsidiaries or their property.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     In May 2003, Sterling’s Board of Directors authorized the repurchase of up to 1,303,365 shares of its outstanding common stock. Shares repurchased are held for issuance in connection with Sterling’s stock compensation plans and for general corporate purposes.
     During the third quarter of 2005, Sterling repurchased 40,700 shares of its common stock for $833 thousand. A summary of the purchases, as well as the maximum number of shares yet to be purchased under the publicly announced plan are outlined below:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that may
			as Part of Publicly	yet be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans or
Period	Share Purchased	Paid per Share	or Programs	Programs
July 1, 2005 to July 31, 2005	—	$—	—	855,553
August 1, 2005 to August 31, 2005	30,000	$20.35	30,000	825,553
September 1, 2005 to September 30, 2005	10,700	$20.80	10,700	814,853
     The total number of shares purchased and average price paid per share have been adjusted for the 5-for-4 stock split, effected in the form of a 25% stock dividend, declared by Sterling’s Board of Directors on April 26, 2005 and paid on June 1, 2005.
Item 3 — Defaults Upon Senior Securities
     Not applicable.
Item 4 — Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5 — Other Information
     Not applicable.

Item 6 — Exhibits
Exhibits — The following is a list of Exhibits required by Item 601 of Regulation S-K and are incorporated by reference herein or attached to this Quarterly Report.

3(i)	Amended Articles of Incorporation. (Incorporated by reference to Exhibit 3(i) to Registrant’s Current Report on Form 8-K, dated April 30, 2002, filed with the Commission on May 15, 2002.)

3(ii)	Amended Bylaws. (Incorporated by reference to exhibit 3(ii) to Registrant’s Quarterly Report on Form 10-Q, dated March 31, 2005, filed with the Commission on May 10, 2005.)

10.1	1996 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.3 of Registration Statement No. 333-28065 on Form S-8, filed with the Commission on May 30, 1997.)

10.2	Dividend Reinvestment and Stock Purchase Plan. (Incorporated by reference to Registrant’s Registration Statement No. 33-55131 on Form S-3, filed with the Commission on August 18, 1994, and as amended by Registrant’s Rule 424(b) prospectus, filed with the Commission on December 23, 1998, and by Amendment No. 1, filed with the Commission on January 16, 2001.)

10.3	Stock Disposition Agreement, dated June 6, 2001, by and between Howard E. Groff, Sr., and Registrant. (Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K, dated September 6, 2001, filed with the Commission on September 26, 2001.)

10.4	2005 Directors Stock Compensation Plan and Policy. (Incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement No. 333-126258 on Form S-8, filed with the Commission on June 30, 2005.)

10.5	Supplemental Executive Retirement Agreement, dated April 22, 2002, between Registrant and John E. Stefan. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated April 30, 2002, filed with the Commission on May 15, 2002.)

10.6	Employment Agreement, dated December 18, 2001, between Registrant, Bank of Lancaster County, N.A. and J. Roger Moyer, Jr. (Incorporated by reference to Exhibit 10.6 to Registrant’s Registration Statement No. 333-75650 on Form S-4, filed with the Commission on January 16, 2002.)

10.8	Employment Agreement, dated July 23, 2002, between Registrant, Bank of Lancaster County, N.A. and Thomas P. Dautrich. (Incorporated by reference to Exhibit 10 to Registrant’s Quarterly Report on 10-Q for the quarter-ended June 30, 2002, filed with the Commission on August 14, 2002.)

10.9	Employment Agreement, dated as of February 28, 2002, between Registrant, Bank of Lancaster County, N.A. and J. Bradley Scovill. (Incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on March 27, 2002.) Amended by the Waiver of Rights Under and Amendment to Employment Agreement, dated April 25, 2005, between Sterling Financial Corporation, Bank of Lancaster County, N.A. and J. Bradley Scovill. (Incorporated by reference to Exhibit 10.9 to Registrant’s Current Report on Form 8-K, dated April 25, 2005, filed with the Commission on April 25, 2005).

10.10	Change in Control Agreement, dated as of July 27, 2000, between Registrant, Bank of Hanover, and Chad M. Clabaugh. (Incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K, dated December 31, 2002, filed with the Commission on March 27, 2003).

10.11	Employment Agreement, dated as of December 1, 2000, between Registrant, Bank of Lancaster County, N.A., and Gregory S. Lefever. (Incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Commission on March 12, 2004).

10.12	Employment Agreement dated May 16, 2005, between Registrant and Tito L. Lima. (Incorporated by reference to Exhibit 10.12 to Registrant’s Current Report on Form 8-K, as amended, filed with the Commission on May 19, 2005.)

11	Statement re: Computation of per Share Earnings — See Note 1, Summary of Significant Accounting Policies, included in this Quarterly Report on Form 10-Q

14	Code of Ethics (Incorporated by reference to Exhibit 14 to Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2003, and filed with the Commission on March 12, 2004).

21	Subsidiaries of Registrant

Rule 13a-14(a)/15d-14(a) Certifications

31.1	— Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	— Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Section 1350 Certifications

32.1	— Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to 906 of the Sarbanes Oxley Act of 2002

32.2	— Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to 906 of the Sarbanes Oxley Act of 2002
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

STERLING FINANCIAL CORPORATION

Date:	November 8, 2005	By:	/s/ J. Roger Moyer, Jr.

J. Roger Moyer, Jr. President and Chief Executive Officer

Date:	November 8, 2005	By:	/s/ Tito L. Lima

Tito L. Lima Chief Financial Officer