Form 10-K
period 2005-12-31
STERLING FINANCIAL CORP /PA/
filed 2006-03-15
CIK 811671

Back to Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file Number 0-16276

STERLING FINANCIAL CORPORATION (Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-2449551 (IRS Employer Identification No.)

101 North Pointe Boulevard Lancaster, Pennsylvania (Address of principal executive offices)	17601-4133 (Zip Code)

Registrant’s Telephone number, including area code: (717) 581-6030
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, Par Value $5.00 per Share (Title of class)

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
  Yes       No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
  Yes       No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by checkmark whether the registrant (1) has filed all reports required to be file by Section 13 or 15(d) of the Securities Exchange Act of Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes       No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 if Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer                           Accelerated filer                           Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes       No

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant at June 30, 2005, was approximately $561,167,000.

The number of shares of Registrant’s Common Stock outstanding on March 13, 2006 was 28,772,923.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2006 Proxy Statement are incorporated by reference into Part III of this report.

Back to Contents

Sterling Financial Corporation
Table of Contents

Back to Contents

Part I

Sterling Financial Corporation has made forward-looking statements in this Annual Report on Form 10-K. These forward-looking statements may be subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of Sterling Financial Corporation and its wholly-owned subsidiaries, Bank of Lancaster County, N.A., First National Bank of North East, Bank of Hanover and Trust Company, Pennsylvania State Bank, Delaware Sterling Bank & Trust Company, Church Capital Management LLC, Bainbridge Securities, Inc., T & C Leasing, Inc., HOVB Investment Co., Corporate HealthCare Strategies, LLC, d/b/a StoudtAdvisors, Lancaster Insurance Group, LLC and Sterling Mortgage Services, Inc. (inactive). The consolidated financial statements also include Town & Country Leasing, LLC, Sterling Financial Trust Company, Equipment Finance LLC and Sterling Community Development Corporation, LLC, all wholly-owned subsidiaries of Bank of Lancaster County, N.A. When words such as “believes,” “expects,” “anticipates,” “may,” “could,” “should,” “estimates” or similar expressions occur in this annual report, Sterling is making forward-looking statements.

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

Item 1 – Business

Sterling Financial Corporation is a $3.0 billion financial holding company headquartered in Lancaster, Pennsylvania. Through its banking and non-banking subsidiaries, Sterling provides a full range of banking and financial services to individuals and businesses, through its five business segments: Community Banking and Related Services; Leasing; Commercial Finance; Trust and Investment Services; and Insurance and Related Services.

Community Banking and Related Services

The Community Banking and Related Services segment provides financial services to consumers, businesses, financial institutions and governmental units in south central Pennsylvania, northern Maryland and northern Delaware. These services include providing various types of loans to customers, accepting deposits, mortgage banking and other traditional banking services. Parent company and treasury function income is included in the community-banking segment, as the majority of the effort of these functions is related to this segment. Major revenue sources include net interest income and service fees on deposit accounts. Expenses include personnel and branch network support charges.

Back to Contents

The Community Banking and Related Services segment at December 31, 2005 is comprised of our banking affiliates, as summarized below (dollars in millions).

Bank Name	# of Offices	Markets Served	Loans	Deposits	Assets

Bank of Lancaster County, N.A.	35	Lancaster County, PA Chester County, PA Berks County, PA (1) Lebanon County, PA (2)	$1,316	$1,307	$1,698

Bank of Hanover and Trust Company	17	York County, PA Adams County, PA Carroll County, MD	508	615	739

Pennsylvania State Bank	6	Cumberland County, PA Dauphin County, PA	181	162	270

First National Bank of North East	4	Cecil County, MD	78	130	141

Delaware Sterling Bank & Trust Company	1	New Castle County, DE	2	24	28

(1)	Bank of Lancaster County conducts business through its PennSterling Bank division office.

(2)	Bank of Lancaster County conducts business through its two Bank of Lebanon County division offices.

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

The affiliate banks are subject to regulation and periodic examination by their regulators, including the Office of the Comptroller of the Currency for the national banks, Bank of Lancaster County, N.A. and First National Bank of North East, the Federal Deposit Insurance Corporation and Pennsylvania Department of Banking for the state chartered non-member bank, Bank of Hanover, the Federal Reserve and the Pennsylvania Department of Banking for the state chartered, member bank, Pennsylvania State Bank, and the Delaware Office of the State Bank Commissioner and the FDIC for the state chartered, non-member bank, Delaware Sterling Bank and Trust Company. The Federal Deposit Insurance Corporation, as provided by law, insures the banks’ deposits.

At December 31, 2005, the Community Banking and Related Services segment represented approximately 80% of Sterling’s consolidated assets, and contributed approximately 55% of Sterling’s net income for the year ended December 31, 2005.

Leasing

Town & Country Leasing, LLC, a wholly owned subsidiary of Bank of Lancaster County, represents the sole affiliate within the Leasing segment. This segment provides fleet management, equipment financing and leasing alternatives to customers headquartered primarily in Pennsylvania and surrounding states. Through its customers’ branch offices, the Leasing segment conducts business in all 50 states.

At December 31, 2005, the Leasing segment represented approximately 10% of Sterling’s consolidated assets, and contributed approximately 5% of Sterling’s net income for the year ended December 31, 2005. Major revenue sources include net interest income and rental income on operating leases. Expenses include personnel, support and depreciation charges on operating leases.

Back to Contents

Commercial Finance

Equipment Finance LLC, a wholly owned subsidiary of Bank of Lancaster County, represents the sole affiliate within the Commercial Finance segment. Equipment Finance specializes in financing forestry and land-clearing equipment through more than 150 equipment dealer locations, ranging from Maine to Florida.

At December 31, 2005, the Commercial Finance segment represented approximately 9% of Sterling’s consolidated assets, and contributed approximately 38% of Sterling’s net income for the year ended December 31, 2005. The major revenue source is net interest income. Operating expenses include personnel and support charges. Since the acquisition of Equipment Finance in 2002, finance receivables have grown from $81 million to $237 million.

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

Sterling acquired Church Capital Management LLC (Church Capital) and Bainbridge Securities, Inc. in October 2003. In December 2005, Sterling acquired, through Church Capital, the assets of Infinity Investment Advisors, an investment advisory firm based in Hershey, Pennsylvania. These acquisitions give the Corporation the opportunity to offer a wider array of financial services within the Trust and Investment Services segment. Church Capital is a SEC Registered Investment Advisor and Bainbridge Securities is a National Association of Securities Dealers (NASD) broker/dealer that offers complementary products/services to the more traditional wealth management services. Sterling expects that these acquisitions will continue to enhance earnings and provide financial product diversification.

At December 31, 2005, the Trust and Investment Services segment contributed approximately 3% of Sterling’s net income for the year ended December 31, 2005. In addition, the Trust and Investment Services segment had assets under administration of approximately $2.5 billion. Major revenue sources include management and estate fees and commissions on security transactions. Expenses primarily consist of personnel and support charges, as well as amortization of intangible assets.

Insurance and Related Services

Sterling’s affiliates offer insurance and related services to its customers including benefit products and consulting services to medium and large businesses through Corporate Healthcare Strategies, LLC, comprehensive personal insurance, through Lancaster Insurance Group, LLC, and title insurance and settlement service through Sterling Financial Settlement Services, an agency joint venture that it established with a local realtor agency.

In May 2004, Sterling acquired Corporate Healthcare Strategies, doing business as StoudtAdvisors, located in Lancaster, Pennsylvania. The acquisition of StoudtAdvisors is consistent with Sterling’s philosophy of becoming a diversified financial services company and allows Sterling to continue to build on its customer relationship model.

At December 31, 2005, the Insurance and Related Services segment represented less than 1% of consolidated assets. Corporate Healthcare Strategies, LLC experienced lower than expected customer retention ratios during 2005 due to the loss of a key insurance carrier vacating the small group health insurance market. As a result, the Insurance and Related Services segment did not contribute to the net income for the year ended December 31, 2005. It is anticipated that revenues and profits will grow in future periods. Major revenue sources of this segment include commissions on sales of insurance products and consulting fees. Expenses primarily consist of personnel and support charges, as well as amortization of intangible assets.

Back to Contents

For more detailed financial information pertaining to our operating segments, please refer to Note 23 of the Consolidated Financial Statements.

Sterling’s major sources of operating funds, as a parent company, are dividends received from its subsidiaries and reimbursement of operating expenses from the affiliates. Sterling’s expenses are primarily operating expenses. Dividends that Sterling pays to shareholders are funded primarily by dividends paid to Sterling by its subsidiaries.

Sterling and its subsidiaries do not have any portion of their businesses dependent on a single or limited number of customers, the loss of which would have a material adverse effect on their businesses. No substantial portion of their loans or investments are concentrated within a single industry or group of related industries, although a significant amount of loans are secured by real estate located in south central Pennsylvania and northern Maryland. Loan exposure to the forestry industry is approximately 11% of total loans outstanding. The businesses of Sterling and its subsidiaries are not seasonal in nature.

The common stock of Sterling is listed for quotation on the National Market System of the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the SLFI symbol. Sterling’s Internet address is www.sterlingfi.com. Electronic copies of Sterling’s 2005 Annual Report on Form 10-K are available free of charge by visiting the “Investor Relations” section of www.sterlingfi.com. Electronic copies of quarterly reports on Form 10-Q and current reports on Form 8-K are also available at this Internet address. These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission.

Competition

The financial services industry in Sterling’s market areas is highly competitive, including competition from commercial banks, savings banks, credit unions, finance companies and non-bank providers of financial services. Several of Sterling’s competitors have legal lending limits that exceed those of Sterling’s subsidiaries, as well as funding sources in the capital markets that exceed Sterling’s availability. The increased competition has resulted from a changing legal and regulatory climate, as well as from the economic climate.

Environmental Compliance

Sterling’s and its subsidiaries’ compliance with federal, state and local environmental protection laws had no material effect on capital expenditures, earnings or their competitive position in 2005, and is not expected to have a material effect on such expenditures, earnings or competitive position in 2006.

Supervision and Regulation

Bank holding companies and banks operate in a highly regulated environment and are regularly examined by Federal and State regulatory authorities. The following discussion highlights various Federal and State laws and regulations and the potential impact of such laws and regulations on Sterling and its subsidiaries. To the extent that this information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory or regulatory provisions themselves. Proposals to change laws and regulations are frequently introduced in Congress, the state legislatures, and before the various regulatory agencies. Sterling cannot determine the likelihood or timing of any such proposals or legislation or the impact they may have on Sterling and its subsidiaries. A change in law, regulations or regulatory policy may have a material effect on the business of Sterling and its subsidiaries.

      Bank Holding Company Regulation

Sterling is a financial holding company and, as such, is subject to the regulations of the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended (BHC Act). Bank holding companies are required to file periodic reports with, and are subject to examination by, the Federal Reserve. The BHC Act requires a financial holding company to serve as a source of financial and managerial strength to its banking subsidiaries, which may result in providing adequate capital funds to the banks during periods of financial stress or adversity.

Back to Contents

The BHC Act prohibits Sterling from acquiring direct or indirect control of more than 5% of the outstanding voting stock of any bank, or substantially all of the assets of any bank, or merging with another bank holding company, without the prior approval of the Federal Reserve. The BHC Act allows interstate bank acquisitions and interstate branching by acquisition and consolidation in those states that had not elected out by the required deadline. The Pennsylvania Department of Banking also must approve any similar consolidation. Pennsylvania law permits Pennsylvania financial holding companies to control an unlimited number of banks.

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

Sterling elected “financial holding company” status in April, 2001 and has utilized the opportunities available under the GLB to expand into a diversified holding company. Sterling acquired First National Bank of North East in June 1999, Bank of Hanover and Trust Company in July 2000, Equipment Finance LLC in February 2002, Church Capital Management LLC and Bainbridge Securities, Inc. in October 2003, Corporate Healthcare Strategies, LLC in May 2004, Lancaster Insurance Group, LLC in June 2004, Pennsylvania State Bank in December 2004 and the assets of Infinity Advisors in December 2005.

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

Back to Contents

      Sarbanes-Oxley Act of 2002

In July 2002, the Sarbanes-Oxley Act of 2002 was enacted. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered or that file reports under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act established: (i) new requirements for audit committees, addressing independence, expertise and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violations of the securities laws. Many of the provisions were effective immediately, while other provisions became effective over a period of time and are subject to rulemaking by the SEC and the Public Company Accounting Oversight Board (PCAOB). Because Sterling’s common stock is registered with the SEC, it is subject to this Act.

Throughout 2002 and 2003, the SEC and the NASDAQ Stock Market issued new regulations affecting our corporate governance and heightening our disclosure requirements. The new requirements included enhanced proxy statement disclosures on corporate governance, stricter independence requirements for the Board of Directors and its committees, posting of various SEC reports on our website, and documentation, testing and analysis of our internal controls and procedures. The costs associated with this compliance have been significant for all publicly traded companies, including Sterling. These costs include increased independent accountant fees and additional employee expenses incurred due to increased documentation, testing of controls and training.

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

Back to Contents

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

      Dividends

Sterling is a legal entity separate and distinct from its subsidiary banks and non-bank subsidiaries. Our revenues, on a parent company only basis, result almost entirely from dividends paid to the corporation by its subsidiaries. Federal and state laws regulate the payment of dividends by our subsidiaries, as outlined in the “Supervision and Regulation – Regulation of the Banks” section below.

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

Under the risk-related premium assessment system, the FDIC, on a semiannual basis, assigns each institution to one of three capital groups, “well capitalized,” “adequately capitalized,” or “undercapitalized,” and further assigns such institution to one of three subgroups within a capital group corresponding to the FDIC’s judgment of its strength based on supervisory evaluations, including examination reports, statistical analysis, and other information relevant to gauging the risk posed by the institution. Only institutions with a total risk-based capital to risk-adjusted assets ratio of 10% or greater, a Tier 1 capital to risk-adjusted assets ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater, are assigned to the well-capitalized group. Sterling and each of its subsidiary banks, at December 31, 2005, qualify as “well capitalized” under these regulatory standards.

      Regulation of Banks

The operations of our banking subsidiaries are subject to federal and state statutes, and are subject to the regulations of the Office of the Comptroller of the Currency, the Federal Reserve, the FDIC, the Pennsylvania Department of Banking and the Delaware Office of the State Bank Commission.

The Office of the Comptroller of the Currency, the primary supervisory authority over national banks, and the FDIC and Federal Reserve, the primary regulators of the state chartered banks, regularly examine the subsidiary banks in such areas as reserves, loans, investments, management practices, electronic banking and other aspects of operations. These examinations are designed for the protection of the banks’ depositors rather than our shareholders. The subsidiary banks must file quarterly and annual reports with the FDIC and Federal Reserve.

The National Bank Act requires the subsidiary national banks to obtain the prior approval of the Office of the Comptroller of the Currency for the payment of dividends if the total of all dividends declared by the banks in one year would exceed the banks’ net profits, as defined and interpreted by regulation, for the two preceding years, less any required transfers to surplus. In addition, the banks may only pay dividends to the extent that their retained net profits, including the portion transferred to surplus, exceed statutory bad debts, as defined by regulation. Under Pennsylvania statutes, state chartered banks are restricted, unless prior regulatory approval is obtained, in the amount of dividends, which they may declare in relation to its accumulated profits, less any

Back to Contents

required transfer to surplus. These restrictions have not had, nor are they expected to have any impact on our dividend policy.

Sterling and our subsidiary banks are affected by the monetary and fiscal policies of government agencies, including the Federal Reserve and FDIC. Through open market securities transactions and changes in its discount rate and reserve requirements, the Board of Governors of the Federal Reserve exerts considerable influence over the cost and availability of funds for lending and investment. The impact of monetary and fiscal policies on future business and earnings of Sterling cannot be predicted at this time.

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

Products and Services with Reputation Risk

Sterling and its subsidiaries offer a diverse range of financial and banking products and services. In the event one or more customers and/or governmental agencies becomes dissatisfied or objects to any product or service offered by Sterling or any of its subsidiaries, negative publicity with respect to any such product or service, whether legally justified or not, could have a negative impact on Sterling’s reputation. The discontinuance of any product or service, whether or not any customer or governmental agency has challenged any such product or service, could have a negative impact on Sterling’s reputation.

Employees

As of December 31, 2005, Sterling had approximately 1,000 full-time equivalent employees. None of these employees are represented by a collective bargaining agreement, and Sterling believes it enjoys good relations with its personnel.

Item 1A – Risk Factors

There are several significant risk factors that affect the financial performance of financial institutions in general and Sterling in particular. This Report, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of Sterling’s Annual Report to Stockholders which is incorporated herein by reference, include comments relating to those factors.

Presented below is a summary of risk factors that are especially significant to Sterling. While these factors apply to most financial institutions, the commentary which follows addresses only how those factors are significant to Sterling.

Changes in Interest Rates. Numerous interest rate changes have been made by the Federal Reserve since June 2004. Those changes have resulted in a flat yield curve. A flat yield curve can diminish the profitability of most financial institutions, including Sterling. A rising interest rate environment would likely be beneficial to Sterling because of its higher than normal capital ratio and its reasonably matched interest rate sensitivity gap position.

Competition. Currently, pricing for loans and deposits by many competitors is very aggressive and at rates that result in lower than normal profit margins. While Sterling has more than ample capital to compete with most of our competitors, continuation of existing pricing trends may have an adverse effect on Sterling’s profitability.

Changes in Real Estate. A downturn in the real estate market could hurt our business. Our business activities and credit exposure are concentrated in South Central Pennsylvania, Northern Maryland and certain counties in Delaware. A downturn in this regional real estate market could hurt our business because of the geographic concentration within this area. If there is a significant decline in real estate values, the collateral for our loans will provide less security. As a result, our ability to recover on defaulted loans by selling the underlying real estate would be diminished, and we would be more likely to suffer losses on defaulted loans.

Changes in Economic Conditions. Changes in economic conditions, particularly an economic slowdown, could hurt Sterling’s business. Sterling’s business is directly affected by political and market conditions, broad trends in

Back to Contents

industry and finance, legislative and regulatory changes, changes in governmental monetary and fiscal policies and inflation, all of which are beyond Sterling’s control. A deterioration in economic conditions, in particular an economic slowdown within our geographic region, could result in the following consequences, any of which could materially hurt Sterling’s business:

•	Loan delinquencies may increase;

•	Problem assets and foreclosures may increase;

•	Demand for our products and services may decline; and

•	Collateral for loans made by us may decline in value, in turn reducing a client’s borrowing power, and reducing the value of assets and collateral associated with our loans held for investment.

Legislative and Regulatory Changes. Sterling is subject to extensive supervision by several governmental regulatory agencies at the federal level. Recently enacted, proposed and future banking legislation and regulations have had, and will continue to have, or may have a significant impact on the financial services industry. These regulations, which are intended to protect depositors and not our shareholders, and the interpretation and application of them by federal regulators, are beyond our control, may change rapidly and unpredictably and can be expected to influence our earnings and growth. Our success depends on our continued ability to maintain compliance with these regulations. Some of these regulations may increase our costs and thus place other financial institutions that are not subject to similar regulations in stronger, more favorable competitive positions.

Item 1B – Unresolved Staff Comments

None

Item 2 – Properties

As of December 31, 2005, Sterling and its affiliates occupy 68 office locations in Lancaster, York, Adams, Lebanon, Berks, Chester, Bucks, Cumberland and Dauphin Counties, Pennsylvania, Cecil and Carroll Counties, Maryland and New Castle County, Delaware. The majority of these offices are utilized by the banking affiliates to service the needs of their retail and business customers. Offices at 39 locations are occupied under leases, and at five locations the affiliate owns the building, but leases the land. The remainder of the locations are owned by one of the bank affiliates.

Included in the above locations are the corporate headquarters, located in Lancaster, Pennsylvania, and operations centers located in East Petersburg and Hanover, Pennsylvania, which are owned by the bank affiliates. A portion of space in the Lancaster and East Petersburg buildings are leased to third parties.

All real estate owned by the subsidiary banks is free and clear of encumbrances. The leases of the subsidiary banks expire intermittently over the years through 2025 and most are subject to one or more renewal options. During 2005, aggregate annual rentals for real estate was approximately 2% of our operating expenses.

Item 3 – Legal Proceedings

As of December 31, 2005, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Sterling or its subsidiaries are a party or by which any of their property is the subject.

From time to time, we are a party to various legal proceedings that arise in the normal course of our business. Although the outcomes of these proceedings cannot be predicted with certainty, management believes that the final outcome of any single proceeding or all proceedings in the aggregate will not have a material adverse effect on Sterling’s consolidated financial position or results of operations.

Item 4 – Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

Back to Contents

Part II

Item 5 – Market for the Registrant’s Common Equity and Related Stockholder Matters

Sterling Financial Corporation’s common stock trades on the NASDAQ Stock Market National Market System under the symbol SLFI. There were 70.0 million shares of common stock authorized at December 31, 2005, and approximately 28.9 million shares outstanding. As of December 31, 2005, Sterling had approximately 4,969 shareholders of record. In addition, there were 10.0 million shares of preferred stock authorized at December 31, 2005, with no shares issued.

Sterling is restricted as to the amount of dividends that it can pay to shareholders by virtue of the restrictions on the subsidiaries’ ability to pay dividends to Sterling and amount of capital needed to fund balance sheet growth.

The following table reflects the quarterly high and low prices of Sterling’s common stock for the periods indicated and the cash dividends declared on the common stock for the periods indicated.

	Price Range Per Share		Per Share
2005	High	Low	Dividend

First Quarter	$22.94	$19.73	$0.128
Second Quarter	22.16	19.05	0.130
Third Quarter	23.52	19.41	0.140
Fourth Quarter	22.31	18.47	0.140

2004
First Quarter	$20.76	$17.66	$0.120
Second Quarter	23.23	18.49	0.120
Third Quarter	21.95	18.06	0.128
Fourth Quarter	24.40	20.14	0.128

All per share information has been restated for the 5-for-4 stock split, effected in the form of a 25% stock dividend, declared in April 2005 and paid in June 2005.

In May 2003, Sterling’s Board of Directors authorized the repurchase of up to 1.3 million shares of its common stock. Shares repurchased are held for reissuance in connection with Sterling’s stock compensation plans and for general corporate purposes. Sterling repurchased 290,000, 94,000 and 117,000 during the years 2005, 2004 and 2003, respectively. As of December 31, 2005, 802,000 shares remained authorized for repurchase under the plan.

During the fourth quarter of 2005, Sterling repurchased 12,500 shares under the repurchase plan. A summary of the purchases, as well as the maximum number of shares yet to be purchased under the publicly announced plans are outlined below:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs

October 1, 2005 to October 31, 2005	—		$—	—	814,853
November 1, 2005 to November 30, 2005	—	$		—	814,853
December 1, 2005 to December 31, 2005	12,500		$20.25	12,500	802,353

Back to Contents

Item 6 – Selected Financial Data

(Dollars and shares in thousands, except per share data)

	Years Ended December 31,
	2005 (5)	2004 (5)	2003 (5)	2002 (5)	2001

Summaries of Income
Interest income	$172,210	$137,682	$127,074	$123,591	$115,916
Interest expense	57,921	40,265	41,156	48,643	57,274

Net interest income	114,289	97,417	85,918	74,948	58,642
Provision for loan losses	4,383	4,438	3,697	2,095	1,217

Net interest income after provision for loan losses	109,906	92,979	82,221	72,853	57,425
Non-interest income	67,836	59,296	49,721	44,832	43,925
Non-interest expense	123,380	107,086	92,568	85,922	75,172

Income before income taxes	54,362	45,189	39,374	31,763	26,178
Applicable income taxes	15,095	11,860	10,315	7,018	5,844

Net income	$39,267	$33,329	$29,059	$24,745	$20,334

Financial Condition at Year End
Assets	$2,965,737	$2,742,762	$2,343,517	$2,156,928	$1,861,439
Loans, net	2,083,083	1,888,380	1,481,369	1,283,075	1,087,102
Deposits	2,226,287	2,015,394	1,778,397	1,702,302	1,535,649
Borrowed money	397,078	403,973	296,342	217,717	141,378
Stockholders’ equity	298,086	281,944	220,011	196,833	152,111

Per Common Share Data (3)
Earnings per share – basic	1.36	1.22	1.10	0.95	0.83
Earnings per share – diluted	1.34	1.21	1.08	0.94	0.82
Cash dividends declared	0.538	0.496	0.448	0.424	0.400
Book value	10.31	9.76	8.19	7.45	6.22
Realized book value (2)	10.17	9.41	7.68	6.91	6.00
Weighted average number of common shares:
Basic	28,854	27,216	26,530	26,061	24,470
Diluted	29,318	27,651	26,810	26,285	24,570
Dividend payout ratio (1)	39.6%	40.5%	40.9%	44.5%	48.1%

Profitability Ratios on Earnings
Return on average assets	1.39%	1.39%	1.33%	1.22%	1.14%
Return on average equity	13.62%	14.24%	14.02%	13.70%	13.74%
Return on average realized equity (2)	13.97%	15.00%	15.10%	14.47%	14.41%
Return on average tangible equity (6)	20.61%	18.21%	15.67%	15.23%	n/a
Average equity to average assets	10.21%	9.70%	9.38%	8.87%	8.33%
Efficiency ratio (4)	61.0%	61.3%	59.2%	60.2%	65.0%

Selected Asset Quality Ratios
Non-performing loans to total loans	0.22%	0.24%	0.31%	0.90%	0.80%
Net charge-offs to average loans outstanding	0.11%	0.10%	0.14%	0.08%	0.17%
Allowance for loan losses to total loans	1.00%	0.99%	0.98%	1.00%	1.01%
Allowance for loan losses to non-performing loans	459.89%	417.02%	315.25%	110.62%	125.80%

(1)	Dividends declared per share divided by basic earnings per share.
(2)	Excludes accumulated other comprehensive income (loss) totaling $4.0 million and $10.2 million as of December 31, 2005 and 2004, respectively.
(3)	All per share information reflects the 5-for-4 stock split, effected in the form of a 25% stock dividend, declared in April 2005 and paid in June 2005.
(4)	Calculated after netting depreciation on operating leases with related rental income.
(5)	Financial information reflects business combinations as disclosed in Note 2.
(6)
Excludes amortization of intangible assets of $1.7 million and $1.1 million, net of tax for 2005 and 2004, respectively and average goodwill and intangibles of $89.4 million and $44.5 million as of December 31, 2005 and 2004, respectively.

Back to Contents

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides management’s analysis of the consolidated financial condition and results of operations of Sterling Financial Corporation and its wholly-owned subsidiaries, Bank of Lancaster County, N.A., First National Bank of North East, Bank of Hanover and Trust Company, Pennsylvania State Bank, Delaware Sterling Bank & Trust Company, HOVB Investment Co., T & C Leasing, Inc. (T & C), Pennbanks Insurance Company, SPC, Church Capital Management LLC, Bainbridge Securities, Inc., Corporate Healthcare Strategies, LLC (d/b/a Stoudt Advisors), Lancaster Insurance Group, LLC and Sterling Mortgage Services, Inc. (inactive). The consolidated financial statements also include Town & Country Leasing, LLC, Sterling Financial Trust Company, Equipment Finance LLC, and Sterling Community Development Corporation, LLC all wholly-owned subsidiaries of Bank of Lancaster County.

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

With the adoption of SFAS No. 142 on January 1, 2002, Sterling is no longer required to amortize goodwill resulting from business acquisitions. Goodwill is now subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. Sterling tests for impairment based on the goodwill

Back to Contents

maintained at each defined reporting unit. Various market valuation methodologies are used to determine the fair value of the reporting unit. If the fair values of the reporting units exceed their book values, no write-downs of recorded goodwill are necessary. If the fair value of the reporting unit is less than its book value, an impairment expense may be required to be recorded to write down the related goodwill to the proper carrying value. Sterling completed its annual impairment testing and determined that no impairment write-offs were necessary. No assurance can be given that future impairment tests will not result in a charge to earnings.

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

Return on realized equity is a non-GAAP financial measure, as it is calculated by taking net income, divided by average stockholders’ equity, excluding average other accumulated comprehensive income. We believe the presentation of return on realized equity provides a reader with a better understanding of our financial performance based on economic transactions, as it excludes the impact of unrealized gains and losses on securities available for sale and derivatives used in cash flow hedges, which can fluctuate based on interest rate volatility.

Return on tangible equity is a non-GAAP financial measure, as it is calculated by taking net income excluding the amortization of intangible assets, divided by average stockholders’ equity less average goodwill and intangible assets. We believe that by excluding the impact of purchase accounting, the return on average tangible equity provides the reader with an important view of our financial performance.

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

During the past several years, the Federal Reserve has been very active in monitoring economic data, and has used interest rates to help stimulate economic growth and control inflation. Starting in 2001, short-term interest rates decreased, with sharp reductions in 2001 and more modest reductions in 2002 and 2003. However, in June 2004, the Federal Reserve began a measured effort to control inflationary pressures and has raised the federal funds rate thirteen times in 25 basis points increments.

Management recognizes that asset/liability management, including the effect of rate changes on interest earning assets and interest-bearing liabilities, is of critical importance.

Back to Contents

RESULTS OF OPERATIONS

(All dollar amounts presented within tables are in thousands, except per share data.)

Executive Overview

Sterling’s executive management team and board of directors have identified three performance measurements that they feel are key elements for enhancing shareholder value. These include: 1) increasing earnings per share; 2) increasing return on realized equity; and 3) decreasing the efficiency ratio.

The primary source of Sterling’s revenues are net interest income derived from loans and investments, less their deposit and borrowing funding costs, as well as fees from financial services provided to customers, including rental income on operating leases. Revenues are influenced by general economic factors, including market interest rates, the economy of the markets served, stock market conditions, as well as competitive forces within the markets.

Sterling’s overall strategy is to enhance growth in existing markets and affiliates through the leveraging of existing resources, and complement this growth with new products and services,. This strategy has resulted in net income of $39.3 million, or $1.34 per diluted share, in 2005, compared to $33.3 million, or $1.21 per diluted share in 2004, and $29.1 million, or $1.08 per diluted share in 2003. These results represent a 10.7% increase in diluted earnings per diluted share in 2005 over 2004 results, and a 12.0% increase in 2004 over 2003 results.

Return on average realized equity decreased to 13.97% in 2005, compared to 15.00% and 15.10% in 2004, and 2003, respectively. The decrease in return on average realized equity, despite an increase in earnings, is due to an increase in stockholders’ equity that resulted from the issuance of stock to acquire Corporate Healthcare Strategies (d/b/a StoudtAdvisors) and Pennsylvania State Bank in 2004 and the related impact of purchase accounting. Return on average tangible equity was 20.61% in 2005, compared to 18.21% in 2004 and 15.67% in 2003.

Net interest income increased $17.0 million, from $97.4 million for the year ended December 31, 2004 to $114.3 million in 2005, a 17.3% increase. While Pennsylvania State Bank contributed $7.2 million to this increase, growth in commercial loans, consumer loans, and finance receivables contributed to the remaining $9.7 million or 10.0%. Net interest income in 2004 increased $11.5 million from $85.9 million in 2003. The net interest margin for 2005 was at 4.81% as compared to 4.83% and 4.65% in 2004 and 2003, respectively. The provision for loan losses was $4.4 million for both years ended December 31, 2005 and 2004 and $3.7 million for the year ended 2003.

Non-interest income, excluding securities gains, was $67.0 million for the year ended December 31, 2005, a 17.0% increase over the $57.2 million earned in 2004. Sterling’s Banking Segment non-interest income increased $3.5 million, or 26.6%. The acquisition of Pennsylvania State Bank contributed approximately $654,000 to the growth. The remaining increase was primarily attributable to deposit growth and the implementation of an overdraft protection program during the fourth quarter of 2004.

Sterling’s Financial Services segments non-interest income increased $6.2 million, or 14.2% in 2005. The acquisition of Corporate Healthcare Strategies (d/b/a Stoudt Advisors) in June 2004 contributed $2.4 million to the increase. The remaining increase was primarily due to higher rental income on operating leases of $2.5 million and an increase of approximately $1.2 million in gains on sales of finance receivables. Non-interest income excluding securities gains increased $9.6 million, or 19.3%, in 2004 when compared to 2003. The acquisitions of Church Capital, Bainbridge Securities, and StoudtAdvisors favorably impacted non-interest income during this period.

Securities gains were $861,000 in 2005, compared to $2.1 million in 2004 and $511,000 in 2003. Gains and losses on securities are realized as part of ongoing asset liability management and to fund investments in future strategies.

Non-interest expense was $123.4 million for the year ended December 31, 2005, compared to $107.1 million in 2004 and $92.6 million in 2003. In 2005, the incremental expenses associated with Pennsylvania State Bank, Corporate Healthcare Strategies and Lancaster Insurance Group in 2005, versus a partial year in 2004 represents $9.4 million of the increase.

Back to Contents

As a result of the growth Sterling has experienced in its revenues over the past several years, non-interest expense has also increased. The increase in revenues that Sterling has experienced can be attributed to our relationship management model, which has resulted in new customer relationships, new financial services products being offered to meet their needs and expansion of our market into new geographic regions. These efforts have resulted in increases in salaries and employee benefits, higher occupancy and equipment charges and other non-interest expenses. Also, intangible asset amortization has increased as a direct result of the identifiable intangible assets that resulted from the Corporate Healthcare Strategies, LLC and Pennsylvania State Bank acquisitions.

Sterling’s efficiency ratio for the year ended December 31, 2005, of 61.0% was approximately 30 basis points lower than the 2004 efficiency ratio of 61.3%, despite the growth of our financial services affiliates, which generally operate at higher efficiency ratio levels than our banking affiliates.

A more thorough discussion of Sterling’s results of operations is included in the following pages.

Net Interest Income

The primary component of Sterling’s revenue is net interest income, which is the difference between interest income and fees on interest-earning assets and interest expense on interest-bearing liabilities. Earning assets include loans, securities and federal funds sold. Interest-bearing liabilities include deposits, borrowed funds and subordinated debt. To compare the tax-exempt yields to taxable yields, amounts are adjusted to pretax equivalents based on a 35% Federal corporate income tax rate.

Net interest income is affected by changes in interest rates, volume of interest-bearing assets and liabilities and the composition of those assets and liabilities. The “interest rate spread” and “net interest margin” are two common statistics related to changes in net interest income. The interest rate spread represents the difference between the yields earned on interest-earning assets and the rates paid for interest-bearing liabilities. The net interest margin is defined as the ratio of net interest income to average earning assets. Due to demand deposits and stockholders’ equity, the net interest margin exceeds the interest rate spread, as these funding sources are non-interest bearing.

Table 1 below presents net interest income on a fully taxable equivalent basis, interest rate spread and net interest margin for the years ending December 31, 2005, 2004 and 2003. Table 2 below analyzes the changes in net interest income for the periods broken down by their rate and volume components.

Net interest income, on a tax equivalent basis, totaled $120.6 million in 2005 compared to $104.1 million in 2004 and $92.4 million in 2003.

The increase in net interest income of $16.5 million from 2004 to 2005 reflects a 16.3% increase in the average balance of interest-earning assets. Margin decreased 2 basis points from 4.83% to 4.81%. Pennsylvania State Bank, acquired by Sterling on December 3, 2004, contributed $7.4 million of the increase in net interest income and $184.0 million of the increase in the average balance of interest-earning assets. In addition, the acquisition of Pennsylvania State Bank negatively impacted Sterling’s net interest margin by 6 basis points.

The overall increase in interest-earning assets came in the form of loans. In fact, the growth in loans exceeded the growth in earning assets, reflecting the funding of a portion of the loan growth with securities portfolio cash flows over the past year. Strong growth in the commercial loan and finance receivable portfolios as well as consumer loans contributed to the increase in total loans. Year-over-year, average loans increased $377.0 million, or 22.9% (including $153.4 million from Pennsylvania State Bank), increasing the percentage of loans to interest-earning assets from 76% in 2004 to 80% in 2005. Generally, loans carry a higher yield than alternative interest-earning assets, namely securities and other investments.

The growth in loans was primarily funded by growth in deposits. Average deposits increased by $307.5 million, or 17.0%, with Pennsylvania State Bank contributing $144.9 million to the increase. Sterling also experienced strong organic growth in deposits resulting from its customer relationship model approach and from its overall market position in attractive markets. Growth has been experienced in non-maturity accounts and time deposits. This growth has shifted the mix in the deposit base to higher costing funds. Specifically, money market accounts increased from 18% to 19% of total deposits and time deposits increased from 39% to 42% from December 31, 2004 to December 31, 2005.

Back to Contents

Year-over-year, average total borrowings increased $51.3 million, or 15.8%. This net increase reflects two issuances of junior subordinated debentures, one in December 2004 and another in February 2005, totaling $30.9 million. In addition, borrowed funds increased as a result of the $18.0 million of borrowings acquired with PA State Bank offset by contractual maturities and amortization, as well as the prepayment of a $10.0 million FHLB advance in the third quarter of 2005. Strong deposit growth and effective management of the investment securities portfolio precluded the need to replace the majority of this funding and effective management of the investment securities portfolio.

Net interest margin decreased to 4.81% from 4.83% resulting from a number of factors:

•
After over three years of declining short-term interest rates, the Federal Reserve Bank began to raise the Fed funds target rate in 2004. Since June of 2004, the Federal Reserve has increased the fed funds target by 25 basis points on thirteen separate occasions. This increase in short-term rates is generally favorable due to Sterling’s modest asset sensitive interest rate risk position. However, the “flattening” and ultimate “inversion” of the yield curve, with long-term rates having increased at a slower pace over the same time period, has had a dampening effect on the generally favorable impact of the increase in short-term rates. A flat / inverted yield curve diminishes the opportunity to earn a spread on new business with longer term rates generally driving loan originations and shorter term rates driving funding costs. The following table depicts the spread between the two and the ten year treasuries at the end of the past eight quarters:

Quarter Ended:	2005	2004

March 31	70 bps	226 bps
June 30	28 bps	190 bps
September 30	16 bps	151 bps
December 31	(2) bps	116 bps

By contrast, over the last three decades, the average spread between the two and the ten-year treasuries was approximately 75 basis points.

•
As noted previously, growth in loans has accounted for all of the growth in earning assets. Generally, loans carry a higher yield than alternative interest-earning assets, namely securities and other investments. Thus this improved mix of earning assets has helped to increase the overall yield on earning assets by 42 basis points from 2004 to 2005. Going forward, Sterling’s ability to fund a portion of loan growth with a decrease in investment securities is expected to diminish as a result of Sterling’s need to maintain certain levels of securities to be available as collateral to be pledged for business purposes.

•
The rate paid on interest bearing liabilities increased 50 basis points from 2004 to 2005, exceeding the increase in the yield on earning assets. The increase in the cost of funds for Sterling had lagged the increase in the yield on earning assets through the first part of 2005. The increase in the cost of funds thereafter has resulted from both a general trend of increases in the rates paid on deposit accounts, as well as a shift in the funding mix with an increasing percentage of deposit growth coming from comparatively higher yielding money market and time deposits.

•
The combination of the above factors contributed to a narrowing of the spread between the yield on interest earning assets and the rate paid on interest bearing liabilities of 8 basis points from 2004 to 2005. Offsetting this narrowing spread was growth in non-interest bearing demand deposits and stockholders’ equity, both of which are interest-free sources of funding that helped minimize the decline in margin to 2 basis points.

•
The increase in fully tax equivalent net interest income of $11.7 million from 2003 to 2004 reflects both an 8.5% increase in the average balance of interest-earning assets as well as an 18 basis points increase in net interest margin.

Back to Contents

Several factors had an impact on 2004’s results relative to 2003:

•	Improved earning asset mix with strong growth in commercial loans and finance receivables funded in large part by securities portfolio cash flow and overnight fed funds;

•	Growth in lower cost demand and savings deposits;

•	Downward repricing of CD portfolio;

•	Leveraging of trust preferred proceeds with borrowings of $75.0 million;

•	Less reliance on third-party borrowings to fund growth in both finance receivables and operating leases; and

•	Expanded use of off-balance sheet instruments to manage Sterling’s interest rate risk position by adding $25.0 million of swaps.

Going forward, Sterling’s ability to maintain its historically strong growth trend in net interest income will be challenged by an expected modest pressure in its net interest margin. This pressure can be attributed to several factors:

•
Sterling’s ability to fund a portion of its loan growth with cash flow from its securities portfolio is expected to diminish due to the need to maintain certain levels of specific securities for collateral pledging purposes.

•	Although Sterling is slightly asset sensitive to rising interest rates, a prolonged flat/inverted yield curve will lead to pressure on our ability to attract new business at historical margin levels.

•	Sterling’s ability to lag increases in its deposit ratios may diminish over time as continued increases in interest rates make it challenging to Sterling to achieve its desired deposit growth targets.

Back to Contents

Table 1- Distribution of Assets, Liabilities and Stockholders’ Equity, Interest Rates and Interest Differential-Tax Equivalent Yields

	Years Ended December 31,
	2005			2004			2003
	Average Balance	Interest	Annual Rate	Average Balance	Interest	Annual Rate	Average Balance	Interest	Annual Rate

Assets:
Federal funds sold	$8,903	322	3.62%	$8,117	$126	1.55%	21,281	$232	1.09%
Other short-term investments	5,744	167	2.90%	7,425	40	0.53%	8,605	81	0.94%
Securities:
U.S. Treasury	1,796	78	4.34%	4,291	156	3.64%	8,742	366	4.19%
U.S. Government agencies	167,359	7,135	4.26%	157,347	6,790	4.31%	177,913	8,204	4.61%
State and Political Subdivision	237,728	16,725	7.03%	238,122	16,946	7.12%	226,802	16,364	7.22%
Other	68,422	3,641	5.32%	98,836	5,289	5.36%	138,343	7,553	5.46%

Total securities	475,305	27,579	5.80%	498,596	29,181	5.85%	551,800	32,487	5.89%

Loans:
Commercial	1,155,694	73,323	6.34%	902,733	51,718	5.73%	762,278	45,779	6.01%
Consumer	375,383	23,549	6.27%	332,478	19,734	5.94%	304,167	19,383	6.37%
Residential mortgages	82,215	4,904	5.96%	79,721	5,002	6.27%	98,347	7,044	7.16%
Leases	134,123	9,294	6.93%	124,949	8,654	6.93%	101,638	7,571	7.45%
Finance receivables	272,617	39,431	14.46%	203,638	29,933	14.70%	140,600	20,973	14.92%

Total loans	2,020,032	150,501	7.45%	1,643,519	115,041	7.00%	1,407,030	100,750	7.16%

Total interest earning assets	2,509,984	178,569	7.11%	2,157,657	144,388	6.69%	1,988,716	133,550	6.72%

Allowance for loan losses	(19,424			(16,032)			(13,688)
Cash and due from banks	66,100			56,217			55,553
Other non-interest earning assets	265,897			208,090			177,874

TOTAL ASSETS	$2,822,557			$2,405,932			$2,208,455

Liabilities and Stockholders’ Equity:
Deposits:
Demand deposits	$713,983	10,067	1.41%	$608,414	$3,947	0.65%	$558,425	$3,461	0.62%
Saving deposits	236,256	2,251	0.95%	218,852	1,200	0.55%	205,373	1,262	0.61%
Time deposits	877,491	28,684	3.27%	739,802	21,757	2.94%	746,421	24,720	3.31%

Total deposits	1,827,730	41,002	2.24%	1,567,068	26,904	1.72%	1,510,219	29,443	1.95%

Borrowings:
Short-term borrowings	77,663	3,000	3.86%	63,440	2,055	3.25%	37,924	1,599	4.22%
Long-term debt	212,928	8,693	4.08%	203,094	8,109	3.99%	169,316	8,044	4.75%
Subordinated notes payable	85,173	5,226	6.14%	57,970	3,197	5.52%	38,861	2,070	5.33%

Total borrowings	375,764	16,919	4.50%	324,504	13,361	4.12%	246,101	11,713	4.76%

Total interest-bearing liabilities	2,203,494	57,921	2.63%	1,891,572	40,265	2.13%	1,756,320	41,156	2.34%

Demand deposits	288,950			242,147			206,372
Other liabilities	41,792			38,781			38,552
Stockholders’ equity	288,321			233,432			207,211

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,822,557			$2,405,932			$2,208,455

Net interest rate spread			4.48%			4.56%			4.38%
Net interest income (FTE)/ net interest margin		120,648	4.81%		104,123	4.83%		92,394	4.65%

Total net interest (FTE)		120,648			104,123			92,394
Taxable-equivalent adjustment		(6,359			(6,706)			(6,476

Net interest income		$114,289			$97,417			$85,918

Yields on tax-exempt assets have been computed on a fully taxable equivalent basis assuming a 35% tax rate.

For yield calculation purposes, nonaccruing loans are included in the average loan balance.

Back to Contents

Table 2 – Analysis of Changes in Net Interest Income

The rate-volume variance analysis set forth in the table below, which is computed on a taxable equivalent basis, compares changes in net interest income for the periods indicated by their rate and volume components. The change in interest income/expense due to both volume and rate has been allocated to change in rate.

	2005 Versus 2004			2004 Versus 2003
	Due to changes in			Due to changes in
	Volume	Rate	Total	Volume	Rate	Total

Interest income:
Federal funds sold	$12	$184	$196	$(144)	$38	$(106)
Other short-term investments	(9)	136	127	(11)	(30)	(41)
Securities:
U.S. Treasury	(90)	12	(78)	(186)	(24)	(210)
U.S. Government	431	(86)	345	(948)	(466)	(1,414)
State and political subdivisions	(28)	(193)	(221)	817	(235)	582
Other	(1,630)	(18)	(1,648)	(2,157)	(107)	(2,264)

Total securities	(1,317)	(285)	(1,602)	(2,474)	(832)	(3,306)

Loans:
Commercial	14,492	7,113	21,605	8,435	(2,496)	5,939
Consumer	2,547	1,268	3,815	1,804	(1,453)	351
Residential mortgages	156	(254)	(98)	(1,334)	(708)	(2,042)
Leases	635	5	640	1,736	(653)	1,083
Finance receivables	10,139	(641)	9,498	9,403	(443)	8,960

Total loans	27,969	7,491	35,460	20,044	(5,753)	14,291

Total interest income	26,655	7,526	34,181	17,415	(6,577)	10,838

Interest expense:
Deposits:
Demand	685	5,435	6,120	310	176	486
Savings	95	956	1,051	83	(145)	(62)
Time	4,049	2,878	6,927	(219)	(2,744)	(2,963)

Total deposits	4,829	9,269	14,098	174	(2,713)	(2,539)

Borrowings:
Short-term	462	483	945	1,076	(620)	456
Long-term debt	392	192	584	1,605	(1,540)	65
Subordinated notes payable	1,500	529	2,029	1,018	109	1,127

Total borrowings	2,354	1,204	3,558	3,699	(2,051)	1,648

Total interest expense	7,183	10,473	17,656	3,873	(4,764)	(891)

Net interest income	$19,472	(2,947)	16,525	$13,542	$(1,813)	$11,729

Provision for Loan Losses

The provision for loan losses was $4.4 million in 2005, compared to $4.4 million in 2004 and $3.7 million in 2003. The provision was unchanged in 2005 compared to 2004 despite a growing loan portfolio, due to strong credit quality and lower delinquency trends during 2005.

See further discussion in “Asset Quality” below.

Non-interest Income

Consistent with Sterling’s recent strategy of broadening its financial services offered to its customers through the acquisition of fee-based companies and the development of new products, non-interest income continues to show steady increases over the past several years. As a result, Sterling has been able to increase its non-interest income, excluding securities gains/losses, as a percent of total net interest income and non-interest

Back to Contents

income to 28.6%, 27.1% and 24.4% for the years ended December 31, 2005, 2004 and 2003, respectively. These percentages also include netting depreciation on operating income with related income.

Details of non-interest income for the years ended December 31, 2005, 2004 and 2003 are as follows:

Table 3 – Non-interest Income

		2005 Versus 2004			2004 Versus 2003
	2005	Amount	%	2004	Amount	%	2003

Trust and investment management income	$9,273	$216	2.4%	$9,057	$3,479	62.4%	$5,578
Service charges on deposit accounts	8,434	2,019	31.5%	6,415	573	9.8%	5,842
Other service charges, commissions and fees	4,752	928	24.3%	3,824	218	6.0%	3,606
Brokerage fees and commissions	3,023	(328)	(9.8%)	3,351	1,968	142.3%	1,383
Insurance commissions and fees	7,105	2,494	54.1%	4,611	4,288	1,327.6%	323
Mortgage banking income	2,097	243	13.1%	1,854	(2,183)	(54.1)%	4,037
Rental income on operating leases	27,481	2,512	10.1%	24,969	(830)	(3.2)%	25,799
Other operating income	4,810	1,666	53.0%	3,144	502	19.0%	2,642
Securities gains (losses)	861	(1,210)	(58.4%)	2,071	1,560	305.3%	511

Total	$67,836	$8,540	14.4%	$59,296	$9,575	19.3%	$49,721

Trust and investment management income grew to $9.3 million in 2005 compared to $9.1 million and $5.6 million in 2004 and 2003. The acquisition of Church Capital Management, a registered investment advisor, in the fourth quarter of 2003 and positive effects of new business development contributed to the revenue growth.

Service charges on deposit accounts were $8.4 million for the year ended December 31, 2005, compared to $6.4 million in 2004, an increase of 31.5%. The 31.5% growth in 2005 exceeded the 9.8% growth in 2004. Sterling has been able to increase its service charges on deposit accounts primarily as a result of growth in deposits and a new overdraft protection program introduced during the fourth quarter of 2004 to customers electing to take advantage of this product.

Other service charges, commissions and fees were $4.8 million for the year ended December 31, 2005, compared to $3.8 million in 2004. The 24.3% growth in 2005 exceeded the 6.0% growth in 2004. Significant increases were debit card fees, ATM surcharges and check processing fee income. During 2005 Sterling was able to increase the use of debit cards through a special customer initiative. Sterling increased the surcharge on its ATM’s during 2005. In addition, fees received for processing of Sterling’s official checks increased as a result of higher volumes and higher interest rates.

Brokerage fees and commissions totaled $3.0 million for the year ended December 31, 2005, down from $3.4 million in 2004 and up from $1.4 million in 2003. Unfavorable market conditions have resulted in decreased brokerage volume.

Insurance commissions and fees were $7.1 million, $4.6 million and $323,000 in 2005, 2004 and 2003, respectively. The acquisition of Corporate Healthcare Strategies in the second quarter of 2004 and the acquisition of the remaining interest in Lancaster Insurance Group in the third quarter of 2004 were the primary factors contributing to the increase. In 2005, one of our key insurance carriers vacated the small group health insurance market, thereby negatively impacting customer retention and related insurance commissions.

After an analysis of the fair value of the insurance services segment, management concluded the loss of these customers does not impact the value of the goodwill allocated to this segment.

Mortgage banking income was $2.1 million in 2005, an increase of 13.1% from $1.9 million in 2004, and down from $4.0 million in 2003. The increase in mortgage banking revenue in 2005 compared to 2004 was primarily the result of a decrease of $382,000 in the valuation reserve. The decrease in 2004 from 2003 was the result of lower production and sales volume arising from a generally higher interest rate environment in 2004 and the resulting reduction in refinancing activities.

Back to Contents

Rental income on operating leases was $27.5 million in 2005 compared to $25.0 million in 2004, an increase of $2.5 million or 10.1%. This follows a decrease of 3.2% in 2004. The growth during 2005 reflects the increased number of customers entering into operating leases after the termination of the IRS bonus depreciation incentive at the end of 2004.

Other operating income totaled $4.8 million for the year ended December 31, 2005, compared to $3.1 million in 2004. The 53.0% growth in 2005 was a result of over $1.0 million gains recognized on the sale of finance receivables at Equipment Finance, LLC. There were no loan sales at Equipment Finance, LLC in 2004 and 2003.

Securities gains and losses, all from the available-for-sale portfolio, are summarized as follows:

	Years Ended December 31,
	2005	2004	2003

Debt securities:
Gains	$49	$177	$468
Losses	(39)	(115)	(153)

	10	62	315

Equity securities:
Gains	916	2,009	379
Losses	(65)	—	(183)

	851	2,009	196

Total	$861	$2,071	$511

Gains and losses on debt securities are realized as part of ongoing investment portfolio and balance sheet management strategies. In 2005, Sterling experienced net gains on the debt security portfolio of $10,000 versus $62,000 in 2004 and $315,000 in 2003.

Equity security gains and losses are generated primarily through Sterling’s equity portfolio of financial institution sector stocks. Net securities gains on equities were $851,000 for the year ended December 31, 2005 versus $2.0 million in 2004 and $196,000 in 2003. Gains are taken as the result of ongoing asset liability management strategies and capitalizing on appreciated values on certain equity security portfolio positions. In 2004, the proceeds from the sales of certain equity securities were used to capitalize Delaware Sterling Bank & Trust Company, a wholly-owned subsidiary of Sterling that commenced operations on January 3, 2005. In 2005, Sterling utilized the proceeds to fund investments in customer relationship initiative.

During 2005, the Corporation took other than temporary impairment charges on the financial institution portfolio of $13,000 versus $0 and $130,000 in 2004 and 2003, respectively.

Non-interest Expense

Total non-interest expenses were $123.4 million for the year ended December 31, 2005, an increase of $16.3 million, or 15.2% over $107.1 million in 2004. This followed a $14.5 million, or 15.7%, increase in 2004 over 2003’s non-interest expenses of $92.6 million.

In general terms, the increases experienced by Sterling are largely attributable to the acquisitions completed during this time period. Consistent with the accounting rules surrounding purchase accounting, expenses are included in Sterling’s results of operations after the acquisition is completed. As such, expenses related to Church Capital and Bainbridge are included from October 2003 and forward, expenses of Corporate Healthcare Strategies are included from June 2004 and forward, and Sterling’s most recent acquisition, Pennsylvania State Bank, is included from December 3, 2004 and forward.

Back to Contents

Table 4 – Non-interest Expense

		2005 Versus 2004			2004 Versus 2003
	2005	Amount	%	2004	Amount	%	2003

Salaries and employee benefits	$57,182	$8,981	18.6%	$48,201	$8,767	22.2%	$39,434
Net occupancy	6,397	952	17.5%	5,445	519	10.5%	4,926
Furniture & equipment	7,415	399	5.7%	7,016	597	9.3%	6,419
Professional services	4,213	(197)	(4.5%)	4,410	1,256	39.8%	3,154
Depreciation on operating lease assets	22,958	1,874	8.9%	21,084	(354)	(1.7)%	21,438
Taxes other than income	2,628	391	17.5%	2,237	581	35.1%	1,656
Intangible asset amortization	2,671	1,021	61.9%	1,650	1,414	599.2%	236
Other	19,916	2,873	16.9%	17,043	1,738	11.4%	15,305

Total	$123,380	$16,294	15.2%	$107,086	$14,518	15.7%	$92,568

The largest component of non-interest expense is salaries and employee benefits, which totaled $57.2 million for the year ended December 31, 2005, a $9.0 million or 18.6% increase over 2004, after increasing $8.8 million or 22.2% in 2004. The increase was attributable to the following factors:

•	A full year of salaries and benefits associated with Church Capital Management and Bainbridge Securities in 2005 and 2004 as compared to two and one-half months in 2003;

•
A full year of salaries and benefits associated with Corporate Healthcare Strategies and Pennsylvania State Bank as compared to seven months associated with Corporate Healthcare Strategies, six months associated with Lancaster Insurance Group and approximately one month associated with Pennsylvania State Bank in 2004 with no similar expense in 2003;

•	Increased number of employees, the result of office expansion including PennSterling Bank and Delaware Sterling Bank & Trust Company initiatives, and expansion in Carroll County, Maryland;

•	Additions to staff required to continue to serve our customers in light of increased transaction volumes;

•	Increased healthcare costs that have resulted from a growing employee base, as well as nationwide trends of increasing employee benefits costs; and

•	Normal merit increases to existing employees.

Net occupancy expense increased to $6.4 million in 2005 up from $5.4 million in 2004 and $4.9 million in 2002. This increase is a direct result of the addition of Pennsylvania State Bank in December 2004, overall other growth of the company, including expansion into the emerging markets of Berks County, Pennsylvania; Carroll County, Maryland; and New Castle County, Delaware. In addition, renovations were made to existing locations, which resulted in additional occupancy changes. Sterling’s new affiliates have office space that also contributed to an increase in occupancy charges.

Furniture and equipment charges were $7.4 million, $7.0 million and $6.4 million in 2005, 2004 and 2003, respectively. The steady upward trend in furniture and equipment expense is the result of enhancements to the channels available to deliver products and services to customers. Additionally, certain equipment charges are based on the number of accounts opened and their transaction volumes. As Sterling’s customer base continues to grow, these types of charges grow as well. The increase in number of office locations, as well as renovations made to existing offices also contributed to the increase.

Professional services totaled $4.2 million for the year ended December 31, 2005 compared to $4.4 million in 2004, and $3.2 million in 2003. Professional services fees decreased from 2004 to 2005 primarily due to a decrease in fees associated with the compliance with the Sarbanes-Oxley Act of 2002. During 2004 Sterling incurred various non-recurring expenses related to the implementation of the compliance required under Sarbanes-Oxley.

Back to Contents

Taxes other than income were $2.6 million for the year ended December 31, 2005, an increase from $2.2 million, or 17.5%, in 2004 and $1.7 million in 2003. Taxes other than income consist primarily of taxes based on stockholders’ equity. As a result of the growing equity base of Sterling’s affiliates, including the bank affiliates, combined with the acquisition of companies subject to similar taxes, the taxes other than income expense has increased over the past several years.

In connection with Sterling’s acquisitions, several identifiable intangible assets were acquired, the most significant of which was customer lists and core deposit intangibles. The increase in related expenses was the direct result of the timing of the acquisitions. Included in 2005 was a full year of intangible amortization for Corporate Healthcare Strategies and Pennsylvania State Bank as opposed to seven months of amortization for Corporate Healthcare Strategies and one month for Pennsylvania State Bank in 2004. Management anticipates amortization expense related to these acquisitions will decrease, as the assets are being amortized on an accelerated method. See Further discussion in Note 9 to the consolidated financial statements.

Other non-interest expense totaled $19.9 million in 2005, compared to $17.0 million in 2004 and $15.3 million in 2003. Expenses in this category consist of marketing, advertising, promotions, postage, lending related expenses, insurance and telephone expenses. The primary increase in other non-interest expenses is a function of Sterling’s overall growth, which results in higher expenses.

Operating expense levels are often measured by the efficiency ratio, which expresses non-interest expense, excluding merger related and restructuring charges, as a percentage of tax-equivalent net interest income and non interest income excluding gains. In calculating its efficiency ratio, Sterling nets depreciation on operating leases with the related rental income to more consistently present operating results with the presentation used in the banking industry.

Sterling’s efficiency ratio improved to 61.0% for the year ended December 31, 2005 from 61.3% in 2004 and slipped from 59.2% in 2003. Sterling’s effective management of expenses lead to an improving efficiency ratio in 2005 despite the impact of higher intangible amortization, expansion into new markets and territories and the acquisition/growth of non-bank affiliates which generally carry higher expense to revenue ratios than bank affiliates.

Income Taxes

Sterling recognized income taxes of $15.1 million, $11.9 million and $10.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in income tax expense was consistent with the higher levels of pre-tax income.

A more meaningful comparison is the effective tax rate, a measurement of income tax expense as a percent of pre-tax income, which was 27.8%, 26.2%, and 26.2% for the years ended December 31, 2005, 2004 and 2003, respectively. Sterling’s effective tax rate is less than the 35% federal statutory rate, primarily due to tax-exempt loan and security income, dividends paid deduction and tax credits associated with low-income housing projects, offset by certain non-deductible expenses and state income taxes.

The 2005 effective tax rate was favorably influenced by the successful resolution of an uncertain tax position. Excluding the resolution of the uncertain tax position, the effective rate would have been 28.4%. The increase in the 2005 effective income tax rate was primarily related to higher levels of pre-tax income taxed at the incremental 35% statutory tax rate and tax free income representing less of pre-tax income than in 2004 and 2003.

FINANCIAL CONDITION

Total assets were approximately $3.0 billion in 2005, representing 8.1% growth compared to $2.7 billion, or 17.0% growth in 2004. In December 2004, Sterling acquired Pennsylvania State Bank, which contributed $243.0 million of the increase over 2003. Sterling’s loan growth was 10.3% in 2005 and 22.9% in 2004, which outpaced total asset growth.

As part of an overall strategy to increase the return on equity of the corporation, the remaining growth in assets and more specifically loans, was funded by growth in average deposits, and supplemented with a reduction in the average level of federal funds sold and the cash flows from the investment securities portfolio.

Back to Contents

Securities

Sterling utilizes investment securities as a primary tool for managing interest rate risk, to generate interest and dividend income, to provide liquidity and to provide collateral for certain deposits and borrowings. As of December 31, 2005, securities totaled $484.0 million, which represented a decrease of $17.7 million or 3.5% from the December 31, 2004 balance of $501.7 million. During 2005, net cash flows from investment securities were used to fund a portion of the loan growth generated by the company. Proceeds from maturities, sales and calls totaled $86.5 million. Purchases of $77.7 million were completed primarily to meet pledging requirements.

      The activity discussed above most significantly increased holdings of agency securities and decreased holdings of corporate securities. This shift was a result of a number of factors, including a continued effort to reduce the credit risk associated with corporate securities and a need to maintain a sufficient level of securities that are qualified to serve as collateral for public fund and other deposits requiring pledged securities.

      In addition to the cash flow activity noted above, the decrease in the portfolio reflected a reduction in the balance of net unrealized gains. At December 31, 2005, the securities balance included net unrealized gains on available-for-sale securities of $7.2 million versus net unrealized gains of $16.7 million at December 31, 2004. The decrease in unrealized gains resulted primarily from higher interest rates at year-end 2005 versus year-end 2004. Higher interest rates generally decrease the value of debt securities.

Sterling’s securities portfolio includes debt and equity instruments that are subject to varying degrees of credit and market risk. This risk arises from general market conditions, factors impacting specific industries, as well as corporate news that may impact specific issues. Management continuously monitors its debt securities, including routine updating of credit ratings, monitoring market, industry and corporate news, as well as volatility in market prices. Sterling uses various indicators in determining whether a debt security is other-than-temporarily-impaired, including whether it is probable that the contractual interest and principal will not be collected in full. One such indicator is credit ratings. As of December 31, 2005, there were no holdings below investment grade.

Table 5 – Investment Securities

The following table shows the amortized cost of the held-to-maturity securities owned by Sterling as of the dates indicated. Securities are stated at cost adjusted for amortization of premiums and accretion of discounts.

	December 31,
	2005	2004	2003

U.S. Treasury Securities	$105	$105	$—
State and political subdivisions	15,951	20,426	23,320
Mortgage-backed securities	55	87	172
Corporate securities	368	620	622

Subtotal	16,479	21,238	24,114
Non-marketable equity securities	12,412	12,914	11,842

Total	$28,891	$34,152	$35,956

Non-marketable equity securities consist of Federal Reserve Bank stock, Federal Home Loan Bank of Pittsburgh stock, and Atlantic Central Bankers Bank stock.

Back to Contents

The following table shows the amortized cost and fair value of the available-for-sale securities owned as of the dates indicated.

	December 31,
	2005		2004		2003
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

U.S. Treasury securities	$814	$822	$2,739	$2,789	$6,923	$7,099
U.S. Government agencies	162,298	157,114	129,910	127,502	166,436	165,529
State and political subdivisions	220,833	227,379	221,023	230,740	217,256	228,271
Mortgage-backed securities	20,410	20,345	27,742	28,328	22,814	23,669
Corporate securities	39,313	39,601	64,833	66,850	95,125	100,378

Subtotal	443,668	445,261	446,247	456,209	508,554	524,946
Equity securities	4,244	9,856	4,586	11,310	8,748	15,103

Total	$447,912	$455,117	$450,833	$467,519	$517,302	$540,049

All mortgage-backed securities are those of U.S. Government agencies.

The available-for-sale equity securities are comprised of the following:

	December 31,
	2005		2004		2003
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

Government sponsored enterprise stock	$2	$4,262	$2	$4,910	$2	$3,462
Equity mutual fund	50	50	—	—	—	—
Community bank stocks	2,402	3,058	1,969	3,054	2,045	2,919
Large cap financial services company stocks	1,790	2,486	2,615	3,346	6,701	8,722

Total	$4,244	$9,856	$4,586	$11,310	$8,748	$15,103

These holdings are maintained for long-term appreciation in these segments of the market.

As of December 31, 2005, large cap financial services company stocks includes a write-down for other than temporary impairment charges totaling $201,000. These charges were recognized when the market value of a specific holding had not exceeded cost at any time in the prior six months.

Sterling recognized other than temporary impairment charges of $13,000, $0 and $130,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Table 6 – Investment Securities (Yields)

The following tables shows the maturities of debt securities at amortized cost as of December 31, 2005, and approximate weighted average yields of such securities. Yields on state and political subdivision securities are shown on a tax equivalent basis, assuming a 35% federal income tax rate.

Held to Maturity	1 Year and less		Over 1 thru 5 Years		Over 5 thru 10 Years		Over 10 years		Total

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury securities	$105	3.87%	$—	—%	$—	—%	$—	—%	$105	3.87%
U.S. Government agencies	—	—%	—	—%	—	—%	—	—%	—	—%
State and political subdivisions	1,825	7.17%	11,824	7.24%	1,807	7.07%	495	9.15%	15,951	7.27%
Mortgage-backed securities	2	—%	19	7.96%	18	9.09%	16	5.82%	55	7.61%
Corporate securities	115	—%	—	—%	—	—%	253	9.56%	368	7.20%

	$2,047	6.71%	$11,843	7.24%	$1,825	7.09%	$764	9.22%	$16,479	7.25%

Back to Contents

Available for Sale	1 Year and less		Over 1 thru 5 Years		Over 5 thru 10 Years		Over 10 years		Total

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U. S. Treasury securities	$—	—%	$822	5.00%	$—	—%	$—	—%	$822	5.00%
U.S. Government agencies	12,176	4.37%	66,923	4.27%	78,015	4.15%	—	—%	157,114	4.22%
State and political subdivisions	5,218	5.60%	19,768	6.71%	80,499	5.90%	121,894	6.80%	227,379	6.45%
Mortgage-backed securities	92	4.74%	5,800	4.37%	2,025	4.56%	12,428	5.55%	20,345	5.10%
Corporate securities	24,403	5.61%	14,901	5.69%	295	4.28%	2	2.35%	39,601	5.63%

	$41,889	5.23%	$108,214	4.95%	$160,834	5.04%	$134,324	6.49%	$445,261	5.49%

There is no issuer of securities in which the aggregate book value of that issuer, other than securities of the U.S. Treasury and U.S. Government agencies, exceeds 10% of stockholders’ equity.

Loans

As of December 31, 2005, loans outstanding totaled $2.1 billion, an increase of $196.8 million, or 10.3%, over 2004’s balance of $1.9 billion. Over the past five years, Sterling has been able to generate loan growth through acquisitions of companies, including Pennsylvania State Bank in December 2004, and Equipment Finance LLC in February 2002, and through entrance into new markets, including Berks County, Pennsylvania; Carroll County, Maryland; and New Castle County, Delaware. In addition, the improvement in the local and national economies and our relationship management model has led to organic growth within the existing franchises.

Commercial real estate and construction increased $165.0 million, or 28.6%, finance receivables increased $74.1 million, or 31.3%, consumer loans increased $25.9 million, or 7.1%, and mortgage loans increased $6.1 million, or 7.7%. The increases were partially offset by decreases of $65.1 million, or 13.1% in commercial and agricultural loans, $4.6 million, or 18.0% in financial loans and $4.7 million, or 3.6% in lease financings.

The specialty lenders, including Equipment Finance and Town & Country Leasing, have continued their momentum of growing finance receivables and finance leases, achieving a combined 19.0% growth in 2005. A primary reason for Equipment Finance’s decision to join Sterling was the funding that Sterling could provide in order to increase its market share. Since Sterling’s acquisition in February 2002, Equipment Finance has been able to capture new business and increase its finance receivables outstanding.

Town & Country Leasing’s additions to the sales force have led to new business opportunities, and similar to the growth in commercial loans, customers have made capital expenditures to benefit from the low interest rate environment. A portion of the growth experienced in lease financing receivables in previous years was the result of certain customers, who in the past preferred an operating lease, favored finance leases to capitalize on bonus accelerated tax depreciation. In 2005 certain customers began to migrate back to operating leases as a result of the expiration of the bonus accelerated tax depreciation incentive at the end of 2004.

Table 7 – Loan Portfolio

The following table sets forth the composition of Sterling’s loan portfolio as of the dates indicated:

	December 31,
	2005	2004	2003	2002	2001

Commercial and agricultural	$429,703	$494,760	$321,728	$284,462	$271,348
Commercial real estate	638,119	515,257	453,456	399,818	326,826
Financial Institutions	21,150	25,790	19,488	4,700	—
Real estate-construction	103,753	61,591	23,471	19,504	19,710
Real estate-mortgage	84,775	78,694	80,674	102,891	117,293
Consumer	390,913	364,991	316,190	284,016	279,139
Finance receivables (net of unearned income)	310,777	236,617	171,733	115,200	—
Lease financing (net of unearned income)	124,896	129,571	109,285	85,437	83,857

Total	$2,104,086	$1,907,271	$1,496,025	$1,296,028	$1,098,173

Back to Contents

Table 8 – Loan Maturity and Interest Sensitivity

The following table sets forth the maturity of the commercial loan portfolio as of December 31, 2005.

	Within one year	After one but within five years	After five years	Total

Commercial and agricultural, financial and commercial real estate	$274,550	$197,285	$617,137	$1,088,972
Real estate-construction	48,919	30,821	24,013	103,753

	$323,469	$228,106	$641,150	$1,192,725

Loans subject to annual renewal provisions are included in the within one year category in the table above.

Commercial loans due after one year totaling $217.6 million have variable interest rates, while $388.9 million have a fixed rate of interest for a period of time, and then convert to another interest rate. The remaining $262.8 million in commercial loans have fixed rates.

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

Back to Contents

Table 9 – Nonaccrual, Past Due and Restructured Loans

The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans:

	December 31,
	2005	2004	2003	2002	2001

Nonaccrual loans	$4,158	$3,474	$3,136	$10,643	$6,707
Accruing loans, past due 90 days or more	409	875	1,513	545	1,562
Restructured loans	—	181	—	521	531

Total non-performing loans	4,567	4,530	4,649	11,709	8,800
Foreclosed assets	328	80	601	293	74

Total non-performing assets	$4,895	$4,610	$5,250	$12,002	$8,874

Nonaccrual loans:
Interest income that would have been recorded under original terms	$216	$178	$433	$458	$429
Interest income recorded	—	—	—	—	—
Ratios:
Non-performing loans to total loans	0.22%	0.24%	0.31%	0.90%	0.80%
Non-performing assets to total loans and foreclosed assets	0.23%	0.24%	0.35%	0.93%	0.81%
Non-performing assets to total assets	0.17%	0.17%	0.22%	0.56%	0.48%

As of December 31, 2005, non-performing assets were $4.9 million, an increase of $285,000 or 6.2% from December 31, 2004. Included in the 2004 totals are $1.3 million of non-performing assets acquired by Sterling in connection with the acquisition of Pennsylvania State Bank in December 2004. Non-accrual loans increased by $684,000 or 19.7% on a year over year basis. However, the ratio of non-performing assets to total loans remained relatively stable between periods.

Sterling continues to experience strong credit quality, as evidenced by improving trends in the asset quality ratios depicted above. This is a direct result of strong underwriting standards and diligence in managing past due and potential problem loans.

Potential problem loans are defined as performing loans, which have characteristics that cause management to have serious doubts as to the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as non-performing loans in the future. Total potential problem loans were approximately $4.9 million at December 31, 2005 and $4.0 million at December 31, 2004. Additionally, outstanding letter of credit commitments totaling approximately $698,000 could result in potential problem loans, if drawn upon. The majority of these loans are secured by a combination of business assets and/or real estate with acceptable loan-to-value ratios.

Allowance for Loan Losses

Sterling maintains the allowance for loan losses at a level that management believes is adequate to absorb potential losses inherent in the loan portfolio and is established through a provision for loan losses charged to earnings. Quarterly, Sterling utilizes a defined methodology in determining the adequacy of the allowance for loan losses. This methodology considers specific credit reviews, past loan loss historical experience, and qualitative factors.

Management assigns internal risk ratings to all commercial relationships with aggregate borrowings or commitments to extend credit in excess of limits as dictated by internal credit policies. Using migration analysis for the previous eight quarters, management develops a loss factor test, which it then uses to estimate losses on impaired loans, problem loans and potential problem loans. When management finds loans with uncertain collectibility of principal and interest, it places those loans on the “problem list,” and evaluates them on a quarterly basis in order to estimate potential losses. Management’s analysis considers:

•	Adverse situations that may affect the borrower’s ability to repay;

Back to Contents

•	Estimated value of underlying collateral; and

•	Prevailing market conditions.

If management determines that a specific reserve allocation is not required, it assigns the general loss factor based on historical performance to determine the reserve. For homogeneous loan types, such as consumer and residential mortgage loans, management bases specific allocations on the average loss ratio for the previous two years for each specific loan pool. Additionally, management adjusts projected loss ratios for other factors, including the following:

•	Trends in delinquency levels;

•	Trends in non-performing and potential problem loans;

•	Trends in composition, volume and terms of loans;

•	Effects in changes in lending policies or underwriting procedures;

•	Experience, ability and depth of management;

•	National and local economic conditions;

•	Concentrations in lending activities; and

•	Other factors as management may deem appropriate.

Management determines the unallocated portion of the allowance for loan losses based on the following criteria:

•	Potential for the lack of precision in the Company’s allowance for loan loss loan assessment;

•	Other potential exposures in the loan portfolio;

•	Variances in management’s assessment of national and local economic conditions; and

•	Other internal or external factors that management believes appropriate at that time.

Management believes this methodology accurately reflects losses inherent in the portfolio. Management charges actual loan losses to the allowance for loan losses. Management periodically updates this methodology, which reduces the difference between actual losses and estimated losses.

Management bases the provision for loan losses on the overall analysis taking the methodology into account.

Back to Contents

A summary of the activity in the allowance for loan losses is as follows:

Table 10 – Summary of Loan Loss Experience

	Years Ended December 31,
	2005		2004		2003		2002		2001

Beginning balance	$18,891		$14,656		$12,953		$11,071		$11,716

Allowance acquired in acquisition	—		1,843		—		837		—

Loans charged off during year:
Commercial and agricultural	457		506		556		485		1,152
Commercial real estate	164		134		399		—		—
Real estate mortgage	6		58		142		210		1
Consumer	1,388		821		1,138		961		864
Lease financing	746		604		504		429		577
Finance receivables	—		—		37		85		—

Total charge-offs	2,761		2,123		2,776		2,170		2,594

Recoveries:
Commercial and agricultural	40		109		187		819		8
Commercial real estate	32		—		234		4		428
Real estate mortgage	—		3		1		2		—
Consumer	311		310		255		269		269
Lease financing	109		75		86		24		27
Finance receivables	—		—		19		2		—

Total recoveries	492		497		782		1,120		732

Net loans charged off	2,269		1,626		1,994		1,050		1,862
Provision for loan losses	4,381		4,438		3,697		2,095		1,217
Reserve on loan commitments transferred to other liabilities	—		(420)		—		—		—

Balance at end of year	$21,003		$18,891		$14,656		$12,953		$11,071

Ratio of net loans charged off to average loans outstanding	0.11%		0.10%		0.14%		0.08%		0.17%
Ending allowance for loan losses to net loans charged off	9.3	x	11.6	x	7.4	x	12.3	x	5.9	x
Net loans charged off to provision for loan losses	51.8%		36.6%		53.9%		50.1%		152.9%
Allowance for loan losses as a percent of total loans outstanding	1.00%		0.99%		0.98%		1.00%		1.01%
Allowance for loan losses as a percent of non-performing loans	460%		417%		315%		111%		126%

The allowance for loan losses increased $2.1 million, from $18.9 million at December 31, 2004, to $21.0 million at December 31, 2005. The allowance represents 1.00% of loans outstanding at December 31, 2005, and represents a slight increase in reserve levels to outstanding loans.

Despite the relative stability of non-performing assets to total loans, Sterling recorded its provision for loan losses of $4.4 million for 2005, as compared to $4.4 million for 2004. Certain factors, including a change in the methodology detailed in the next section of this report, have also led to the increase in the allowance for loan losses. The level of provision expense and the resultant allowance for loan losses are deemed adequate by management given the growth in Sterling’s loan portfolio and current mix of loans.

Back to Contents

Table 11 – Allocation of Allowance for Loan Losses

	Years Ended December 31,
	2005		2004		2003		2002		2001
	Amount	Loans % to total loans	Amount	Loans % to total loans	Amount	Loans % to total loans	Amount	Loans % to total loans	Amount	Loans % to total loans

Commercial, financial and
agricultural	$13,876	52%	$10,865	54%	$9,337	53%	$8,355	53%	$6,751	54%
Real estate – mortgage and construction	196	9%	228	7%	218	7%	138	9%	188	13%
Consumer	2,070	18%	2,131	20%	1,443	21%	962	22%	791	25%
Leases	2,918	6%	2,769	7%	1,856	7%	1,032	7%	617	8%
Finance receivables	1,769	15%	1,559	12%	807	12%	854	9%	—	—
Unallocated	174	0%	1,339	0%	995	0%	1,612	0%	2,724	0%

Total	$21,003	100%	$18,891	100%	$14,656	100%	$12,953	100%	$11,071	100%

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

The allowance methodology was further enhanced as of September 30, 2005. Changes only affected the commercial loan portfolios of Sterling’s affiliate banks. Previously the methodology applied a historic loss factor derived from a migration analysis of losses to the outstanding loan balances for all non-classified credits. No differentiation was made for different risk rating grades within these pools of loans. The enhancement changed the employment of the historic loss factor and substituted new factors based on the profile of the loan pool by risk rating grade. Therefore loans secured by cash or properly margined securities would have little to no risk, while loans that were rated in lower pass or special mention categories would carry a higher provisioning factor to more accurately reflect the inherent risk in those loans.

Management believes this enhanced methodology accurately reflects losses presently inherent in the portfolio and such enhancements do not impact the comparability of the periods presented above. Management charges actual loan losses to the allowance for loan losses and bases the provision for loan losses on the overall analysis taking the methodology into account.

Back to Contents

The largest reserve allocation is to the commercial, financial and agricultural loan portfolio, which represents approximately 67% of the reserve balance. This reflects the continued higher level of net charge-offs, increases in loans, entering new markets with new lenders, and changes in other factors that impact the inherent risks in the portfolio. This non-homogeneous loan portfolio, along with leases, continues to represent the greatest risk exposure to Sterling. These loans generally are larger than the remainder of the portfolio and the related collateral is not as marketable. Additionally, other external factors, such as competition for high rated credits, is also considered in allocating this reserve balance.

During 2004 and 2005, the reserve allocation related to the lease portfolio increased consistent with the trends noted in lease charge-offs during the last several years and continued uncertainty as to the impact of continued higher fuel costs on the transportation industry and other factors that impact the inherent risks in the portfolio.

The unallocated portion of the allowance reflects estimated inherent losses within the portfolio that have not been detected. The unallocated portion of the allowance was greatly reduced by the enhancement to the methodology implemented in September 2005. The unallocated portion of the reserve results due to risk of error in the specific and general reserve allocations, other potential exposure in the loan portfolio, variances in management’s assessment of national and local economic conditions and other internal or external factors that management believes appropriate at the time.

While management believes Sterling’s allowance for loan losses is adequate based on information currently available, future adjustments to the reserve may be necessary due to changes in economic conditions and management’s assumptions as to future delinquencies or loss rates.

Assets Held for Operating Leases

Assets held for operating leases were $73.6 million at December 31, 2005, which exceeded the $58.5 million at December 31, 2004 by $15.1 million or 25.9%. The growth in operating leases during 2005 reflects the increased number of customers entering into operating leases rather than finance leases after the termination of the IRS bonus depreciation at the end of 2004.

Operating leases have residual value risk associated with them. Operating lease terms, including monthly rental payment and length of the lease, are established based upon the residual value, or the estimate of fair value of the leased asset at the end of the lease term. If, at the end of the lease term, the fair value of the leased property is less than the residual value calculated at lease origination, a loss on disposal could result. Sterling mitigates this risk by establishing residual values very conservatively and through the use of anticipated values published by various industries, and in some instances, discussions with industry experts. Further, the lease terms include provisions that the lessee shares the risk of loss on disposal of equipment, up to 50% of the residual value. As a result of Sterling’s approach to managing residual risk, related residual losses have been immaterial historically.

Other Assets

Other assets increased approximately $8.1 million or 17.1% from prior year. This is primarily due to increases in deposits for equipment purchases in our leasing division. This increase is consistent with the growth the leasing division experienced in 2005 due to the increased customer demand for leases.

Deposits

Sterling continues to rely heavily on deposit growth as the primary source of funds for lending activities. Total deposits grew from $2.0 billion for the year ended December 31, 2004 to $2.2 billion for the year ended December 31, 2005, an increase of $210.9 million or 10.5%.

Average deposits increased $307.5 million, or 17.0%. Pennsylvania State Bank contributed $144.9 million to this increase. The remaining growth in deposits has generally been achieved through the continued expansion of branch facilities into new markets with emphasis on the growth of business deposit relationships and the development of products that meet the needs of Sterling’s bank affiliate customers.

Back to Contents

Table 12 – Average Deposit Balances and Rates Paid

The following table summarizes the average amounts of deposits and rates paid for the years indicated:

	Years Ended December 31,
	2005		2004		2003
	Amount	Rate	Amount	Rate	Amount	Rate

Non-interest-bearing demand deposits	$288,950	—%	$242,147	—%	$206,372	—%
Interest-bearing demand deposits	713,983	1.41%	608,414	0.65%	558,425	0.62%
Savings deposits	236,256	0.95%	218,852	0.55%	205,373	0.61%
Time deposits	877,491	3.27%	739,802	2.94%	746,421	3.31%

Total	$2,116,680		$1,809,215		$1,716,591

Table 13 – Deposit Maturity

The following table summarizes the maturities of time deposits of $100,000 or more as of the dates indicated:

	December 31,
	2005	2004

Three months or less	$27,313	$22,126
Over three through six months	19,671	13,205
Over six through twelve months	45,329	28,371
Over twelve months	109,990	85,499

Total	$202,303	$149,201

Short-Term Borrowings

Short-term borrowings are comprised of federal funds purchased, securities sold under repurchase agreements, U.S. Treasury demand notes and borrowings from other financial institutions. As of December 31, 2005, short-term borrowings totaled $140.6 million, an increase of $41.8 million from the December 31, 2004 balance of $98.8 million. This net increase is primarily attributable to:

•	Development of Sterling’s Correspondent Services Group whereby federal funds lines have been established for a number of community bank clients;

•	The utilization of short-term borrowings from the FHLB as part of a strategy to replace maturing FHLB advances with anticipated deposit growth; and

•	A decrease in securities sold under repurchase agreements, which is a fluctuation experienced in the normal course of business.

Long-Term Debt

Long-term debt consists primarily of advances from the Federal Home Loan Bank and borrowings from other financial institutions to fund Sterling’s growth in its finance receivable and finance and operating lease portfolios. Long-term debt totaled $168.9 million at December 31, 2005, a net decrease of $64.1 million from the December 31, 2004 balance of $233.0 million. Generally, strong deposit growth provided sufficient funding for asset growth, allowing for this net reduction in borrowings. The net decrease specifically resulted from the following:

•	Scheduled principal maturities and repayments of $58.0 million;

•	Payoff of a $5.0 million note payable due to mature in 2006;

•	Payoff of a $10.0 million FHLB advance due to mature in 2008. A prepayment penalty of $123,000 was incurred; and

Back to Contents

•	Offsetting these reductions was a $9.0 million fixed rate amortizing borrowing from a financial institution.

Subordinated Notes Payable

As of December 31, 2005, Sterling sponsored four special purpose subsidiary trusts, Sterling Financial Statutory Trusts I, II, III and IV. The trusts were formed for the purpose of issuing corporate obligated mandatorily redeemable capital securities (the capital securities) to third party investors and investing the proceeds from the sale of the capital securities in junior subordinated notes payable by Sterling (the debentures). The debentures are the sole assets of the trust, and totaled $87.6 million as of December 31, 2005, an increase of $15.5 million versus December 31, 2004.

In February 2005 Sterling Financial Statutory Trust IV issued $15.0 million of capital securities to third party investors, and simultaneously invested the proceeds into a $15.5 million junior subordinated note payable by Sterling. The debenture bears interest at a fixed rate of 6.19% and is due in February 2035, with a call date of February 2010.

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

Asset Liability Management

Sterling enters into derivative transactions principally to manage the risk of price or interest rate movements on the value of certain assets and liabilities and on future cash flows. A summary of the interest rate contracts is as follows:

	December 31, 2005		December 31, 2004
	Notional Amount	Carrying Value	Notional Amount	Carrying Value

Interest rate swap agreements:
Pay fixed/receive floating	$25,000	$(24)	$25,000	$(564)
Pay floating/receive fixed	25,000	(988)	25,000	(378)

Interest rate swaps have been used to hedge cash flow variability related to floating rate assets and liabilities. Gains and losses on derivative instruments reclassified from accumulated other comprehensive income to current-period earnings are included in the line item in which the hedged cash flows are recorded. At December 31, 2005, other comprehensive income included a deferred after-tax unrealized loss of $658,000 versus $606,000 at December 31, 2004. A portion of the amount in other comprehensive income is reclassified from other comprehensive income to the appropriate income statement line item as net settlements occur, as follows:

	Years Ended December 31,
	2005	2004	2003

Interest income-commercial loans	$(8)	$338	$—
Interest expense-borrowed funds	398	870	918

In May 2003, Sterling entered into two equity put options as fair value hedges to protect Sterling from risk that the fair value of its SLM Corporation stock might be adversely impacted by the changes in market price. The two equity put options each cover 30,000 shares of SLM’s stock, one with a valuation date in May 2004 that has since expired with no payment due, and the second with a valuation date of May 2006. If, at the valuation date, the stock price is below the reference price ($33.81), the counter-party will pay the difference between the stock’s price on the valuation date and its reference price to Sterling. Sterling paid $258,000 for these two put options. As of December 31, 2005 the fair value was $0 versus $9,000 at December 31, 2004. This change was charged to other non-interest expense. At December 31, 2005, the trading price of the SLM Corporation stock was $55.09.

Customer Related

Beginning in the third quarter of 2003, Sterling entered into interest rate contracts (including interest rate caps and interest rate swap agreements) to facilitate customer transactions and meet their financing needs. This

Back to Contents

portfolio is actively managed and hedged with offsetting contracts, with identical terms, with third-party counterparties. A summary of the customer related interest rate contracts and offsetting contracts with third-party counterparties is as follows:

	December 31, 2005		December 31, 2004
	Notional Amount	Carrying Value	Notional Amount	Carrying Value

Interest rate swap agreements:
Pay fixed/receive floating	$25,768	$(110)	$11,673	$(72)
Pay floating/receive fixed	25,768	110	11,673	72
Interest rate caps written	28,201	(40)	9,931	(12)
Interest rate caps purchased	28,201	40	9,931	12

Changes in the estimated fair value of customer related contracts and related interest settlements, net of the offsetting counterparty contracts, are recorded in non-interest income. Fees collected from customers for these transactions are recognized over the life of the contract. For the years ended December 31, 2005 and 2004, fees of $32,000 and $14,000 are included in other non-interest income.

Sterling believes it has reduced market risk on its customer related derivative contracts through the offsetting contractual relationships with counterparties. However, if a customer or counterparty fails to perform, credit risk is equal to the extent of the fair value gain in a derivative. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes Sterling, and results in credit risk to Sterling. When the fair value of a credit risk is negative, Sterling owes the customer or counterparty, and therefore, has no credit risk. Sterling minimizes the credit risk in derivative instruments by including derivative credit risk in its credit underwriting procedures, and by entering into transactions with higher quality counterparties that are reviewed periodically by Sterling’s treasury department.

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

One capital management strategy that Sterling has employed is the use of trust preferred capital securities through its wholly-owned special purpose subsidiary trusts, Sterling Financial Statutory Trust I, II, III and IV. The proceeds from the preferred securities were invested in junior subordinated deferrable interest debentures of Sterling, at terms consistent with the trust preferred capital securities. Sterling’s treatment of the preferred capital securities is consistent with long-term debt, and the related dividends being presented as interest expense. Sterling’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by Sterling of the Statutory Trusts’ obligations under the preferred capital securities.

The capital securities held by the trusts qualify as Tier 1 capital for Sterling under Federal Reserve Board guidelines. In 2004, the Federal Reserve issued rules that retain Tier 1 capital treatment for trust preferred securities but with stricter limits. Under the new rules, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would retain its current limit of 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Sterling has $85.0 million in trust preferred securities as of December 31, 2005, which has been included as Tier 1 capital in its regulatory capital calculations. Sterling anticipates that upon adoption of the Board of Governors clarified regulatory treatment of trust preferred securities through 2009, it will continue to be well capitalized.

Earnings retention, net income less dividends declared, is another source of capital to Sterling. During 2005, Sterling retained $23.6 million, or 60.2%, of its net income.

Back to Contents

In May 2003, Sterling’s Board of Directors authorized the repurchase of up to 1,303,365 shares of its common stock. Shares repurchased are held for reissue in connection with Sterling’s stock compensation plans and for general corporate purposes. During 2005 and 2004, Sterling repurchased 290,075 and 93,750 shares of its common stock, at an average price of $20.32 under this repurchase plan. As of December 31, 2005, 802,353 shares remain authorized for repurchase.

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

Quantitative measures established by regulation to ensure capital adequacy require Sterling and its banking subsidiaries to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of December 31, 2005 and 2004, that Sterling and the subsidiary banks met all minimum capital adequacy requirements to which they are subject.

As of December 31, 2005, the most recent notification from the Federal Deposit Insurance Corporation, the banks were categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” institutions must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the banks’ category. Sterling’s and the banks’ actual capital amounts and ratios as of December 31, 2005, and 2004 are also presented in the table.

Table 14 – Risked-Based Capital

Sterling’s actual capital amounts and ratios are as follows:

	Actual Capital		Minimum Capital Requirement
	Amount	Ratio	Amount	Ratio

December 31, 2005
Total capital to risked weighted assets	$315,083	13.2%	$191,475	8.0%
Tier 1 capital to risked weighted assets	290,818	12.2%	95,737	4.0%
Tier 1 capital to average assets	290,818	10.4%	112,424	4.0%

December 31, 2004
Total capital to risked weighted assets	$277,271	12.2%	$181,418	8.0%
Tier 1 capital to risked weighted assets	254,787	11.2%	90,709	4.0%
Tier 1 capital to average assets	254,787	10.0%	98,234	4.0%

Sterling’s total and Tier 1 capital to risk weighted asset ratios as of December 31, 2005 have increased from the prior year. Capital ratios improved due to Sterling’s strong financial performance in the year and the issuance of $15.5 million of trust preferred securities, which currently qualify as Tier 1 capital.

Liquidity

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of Sterling are met.

Sterling’s funds are available from a variety of sources, including assets that are readily convertible to cash (federal funds sold, short-term investments), securities portfolio, scheduled repayments of loan receivables, core deposit base, borrowing capacity (short and long term) with a number of correspondent banks and the Federal Home Loan Bank (FHLB), the ability to package residential mortgage loans originated for sale and the ability to

Back to Contents

sell finance leases and receivables through our correspondent bank relationships. As of December 31, 2005, Sterling had unused funding commitments from these financial institutions and the FHLB totaling $346.0 million.

The liquidity of the parent company also represents an important aspect of liquidity management. The parent company’s net cash outflows consist principally of dividends to shareholders and unallocated corporate expenses. The main source of funding for the parent company is the dividends it receives from its subsidiaries. Federal and state banking regulations place certain restrictions on dividends paid to the parent company from the subsidiary banks. The total amount of dividends that may be paid from the subsidiary banks to Sterling totaled $75.4 million at December 31, 2005.

Sterling manages liquidity by monitoring projected cash inflows and outflows and believes it has adequate funding sources to maintain sufficient liquidity under varying degrees of business conditions.

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

			Payments Due In
	Note Reference	Total Amount Committed	One Year or Less	One to Three Years	Three to Five Years	Over Five Years

Deposits without a stated maturity	—	$1,281,761	$1,281,761	$—	$—	$—
Time Deposits	10	944,526	426,999	430,370	86,115	1,042
Short-Term Borrowings	11	140,573	140,573	—	—	—
Long-term debt	12	168,875	55,899	53,633	39,142	20,201
Subordinated notes payable	13	87,630	—	—	—	87,630
Operating leases	7	14,886	1,906	3,292	2,213	7,475

		$2,638,251	$1,907,138	$487,295	$127,470	$116,348

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

A schedule of significant commitments at December 31, 2005 is as follows:

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

Back to Contents

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

Item 7A – Quantitative and Qualitative Disclosures About Market Risk

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

Equity market risk is not a significant risk to Sterling, as equity investments on a cost basis comprise less than 1% of corporate assets. Sterling has minimal exposure to foreign currency exchange risk or commodity price risk.

Interest Rate Risk

Interest rate risk is the exposure to fluctuations in the Sterling’s future earnings (earnings at risk) and value (value at risk) resulting from changes in interest rates. This exposure results from differences between the amounts of interest earning assets and interest-bearing liabilities that reprice within a specified time period as a result of scheduled maturities and repayment, contractual interest rate changes, or the exercise of explicit or embedded options.

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

The Asset Liability Committee operates under management policies defining guidelines and limits on the level of risk. These policies are approved by the Board of Directors.

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

Back to Contents

Earnings at Risk

Simulation analysis evaluates the effect of upward and downward changes in market interest rates on future net interest income. The analysis involves changing the interest rates used in determining net interest income over the next twelve months. The resulting percentage change in net interest income in various rate scenarios is an indication of Sterling’s shorter-term interest rate risk. The analysis utilizes a “static” balance sheet approach. The measurement date balance sheet composition (or mix) is maintained over the simulation time period, with maturing and repayment dollars being rolled back into like instruments for new terms at current market rates. Additional assumptions are applied to modify volumes and pricing under the various rate scenarios. These include prepayment assumptions on mortgage assets, the sensitivity of non-maturity deposit rates, and other factors deemed significant.

The simulation analysis results are presented in Table 15a. These results indicate that Sterling would expect net interest income to remain unchanged over the next twelve months assuming an immediate upward shift in market interest rates of 200 basis points and to decrease by 2.2% if rates shifted downward in the same manner. This profile reflects an asset sensitive short-term rate risk position and is within the guidelines set by policy.

At December 31, 2004, annual net interest income was expected to increase by 3.8% in the upward scenario and to decrease by 5.1% in the downward scenario. The risk position has changed from the prior year-end to a less asset sensitive position primarily due to the growth in rate sensitive core deposit products and net federal funds purchased position, the “rolling down” of time deposit maturities and continued refinement of non-maturity deposit assumptions relative to current interest rate environment, offset by continued growth in variable commercial loans.

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

The net present value analysis results are presented in Table 15b. These results indicate that the net present value would decrease 4.0% assuming an immediate upward shift in market interest rates of 200 basis points and to decrease .5% if rates shifted downward in the same manner. The risk position of Sterling is within the guidelines set by policy.

At December 31, 2004, the analysis indicated that the net present value would decrease 1.9% assuming an immediate upward shift in market interest rates of 200 basis points and to decrease 1.7% if rates shifted downward in the same manner.

Table 15a			Table 15b
Change in Market Interest Rates	% Change in Net Interest income		Change in Market Interest Rates	% Change in Present Value of Equity
	2005	2004		2005	2004

(200)	(2.2%)	(5.1%)	(200)	(0.5%)	(1.7%)
(100)	(0.9%)	(2.4%)	(100)	0.4%	(0.1%)
0	0.0%	0.0%	0	0.0%	0.0%
+100	0.1%	2.0%	+100	(1.8%)	(0.8%)
+200	0.0%	3.8%	+200	(4.0%)	(1.9%)

Back to Contents

Item 8 – Financial Statements

(a) The following audited consolidated financial statements and related documents are set forth in the Annual Report on Form 10-K on the following pages:

Back to Contents

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

Management assessed the effectiveness of Sterling’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, management concluded that, as of December 31, 2005, Sterling’s internal control over financial reporting is effective and meets the criteria of the Internal Control – Integrated Framework.

Sterling’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of Sterling’s internal control over financial reporting. This report appears on page 43.

/s/ J. Roger Moyer, Jr.	/s/ Tito L. Lima

J. Roger Moyer, Jr.	Tito L. Lima
President and Chief Executive Officer	Chief Financial Officer

Back to Contents

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sterling Financial Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that Sterling Financial Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sterling Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Sterling Financial Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Sterling Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sterling Financial Corporation as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Sterling Financial Corporation and our report dated March 13, 2006 expressed an unqualified opinion thereon.

Philadelphia, Pennsylvania
March 13, 2006

Back to Contents

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sterling Financial Corporation

We have audited the accompanying consolidated balance sheets of Sterling Financial Corporation as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of Sterling Financial Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sterling Financial Corporation at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sterling Financial Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2006 expressed an unqualified opinion thereon.

Philadelphia, Pennsylvania
March 13, 2006

Back to Contents

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
(Dollars in thousands)	2005	2004

Assets
Cash and due from banks	$79,509	$67,708
Federal funds sold	30,203	15,147

Cash and cash equivalents	109,712	82,855
Interest-bearing deposits in banks	5,690	5,813
Short-term investments	2,156	6,542
Mortgage loans held for sale	3,200	4,345
Securities held-to-maturity (fair value 2005 – $29,169; 2004 – $34,919)	28,891	34,152
Securities available-for-sale	455,117	467,519
Loans, net of allowance for loan losses (2005 – $21,003; 2004 – $18,891)	2,083,083	1,888,380
Premises and equipment, net	43,498	43,658
Assets held for operating lease, net	73,636	58,475
Other real estate owned	60	80
Goodwill	78,764	75,350
Intangible assets	11,318	14,268
Mortgage servicing rights	3,011	2,697
Accrued interest receivable	12,304	11,407
Other assets	55,297	47,221

Total assets	$2,965,737	$2,742,762

Liabilities
Deposits:
Non-interest-bearing	$304,475	$303,722
Now and money market	746,262	705,330
Savings	231,024	220,535
Time	944,526	785,807

Total deposits	2,226,287	2,015,394

Short-term borrowings	140,573	98,768
Long-term debt	168,875	233,039
Subordinated notes payable	87,630	72,166
Accrued interest payable	8,821	6,375
Other liabilities	35,465	35,076

Total liabilities	2,667,651	2,460,818

Stockholders’ equity
Preferred stock, no par value, 10.0 million shares authorized; no shares issued and outstanding	—	—
Common stock – $5.00 par value, 70.0 million shares authorized; issued: 2005 – 29.1 million shares; 2004 – 29.1 million shares	145,692	116,493
Capital surplus	79,351	80,734
Escrowed shares (2005 – 180,000 shares; 2004 – 240,000 shares)	(2,926)	(3,901)
Retained earnings	72,849	78,384
Accumulated other comprehensive income	4,042	10,234
Common stock in treasury, at cost (2005 – 45,000 shares; 2004 – 0 shares)	(922)	—

Total stockholders’ equity	298,086	281,944

Total liabilities and stockholders’ equity	$2,965,737	$2,742,762

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income

	Years Ended December 31,
(Dollars in thousands, except per share data)	2005	2004	2003

Interest and dividend income
Loans, including fees	$149,762	$113,984	$99,657
Debt securities:
Taxable	10,852	12,458	16,482
Tax-exempt	10,439	10,493	9,990
Dividends	668	581	632
Federal funds sold	322	126	232
Short-term investments	167	40	81

Total interest and dividend income	172,210	137,682	127,074

Interest expense
Deposits	41,002	26,904	29,443
Short-term borrowings	3,000	2,055	1,599
Long-term debt	8,693	8,109	8,044
Subordinated notes payable	5,226	3,197	2,070

Total interest expense	57,921	40,265	41,156

Net interest income	114,289	97,417	85,918

Provision for loan losses	4,383	4,438	3,697

Net interest income after provision for loan losses	109,906	92,979	82,221

Non-interest income
Trust and investment management income	9,273	9,057	5,578
Service charges on deposit accounts	8,434	6,415	5,842
Other service charges, commissions and fees	4,752	3,824	3,606
Brokerage fees and commissions	3,023	3,351	1,383
Insurance commissions and fees	7,105	4,611	323
Mortgage banking income	2,097	1,854	4,037
Rental income on operating leases	27,481	24,969	25,799
Other operating income	4,810	3,144	2,642
Securities gains, net	861	2,071	511

Total non-interest income	67,836	59,296	49,721

Non-interest expenses
Salaries and employee benefits	57,182	48,201	39,434
Net occupancy	6,397	5,445	4,926
Furniture and equipment	7,415	7,016	6,419
Professional services	4,213	4,410	3,154
Depreciation on operating lease assets	22,958	21,084	21,438
Taxes other than income	2,628	2,237	1,656
Intangible asset amortization	2,671	1,650	236
Other	19,916	17,043	15,305

Total non-interest expenses	123,380	107,086	92,568

Income before income taxes	54,362	45,189	39,374
Income tax expenses	15,095	11,860	10,315

Net income	$39,267	$33,329	$29,059

Per share information:
Basic earnings per share	$1.36	$1.22	$1.10
Diluted earnings per share	1.34	1.21	1.08
Dividends declared	0.538	0.496	0.448

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity

	Common Shares Issued and Outstanding	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury and Escrowed Shares	Total

Balance, January 1, 2003	26,407,150	$84,615	$34,949	$63,521	$14,299	$(551)	$196,833
Comprehensive income:
Net income				29,059			29,059
Change in net unrealized gain/loss on securities AFS, net of reclassification adjustment and tax effects					(608)		(608)
Change in unrealized loss on cash flow derivatives					136		136

Total comprehensive income							28,587

Common stock issued:
Acquisition of Church Capital Management, LLC	398,450	2,125	8,670			(4,318)	6,477
Acquisition of Bainbridge Securities, Inc	51,550	275	1,122			(559)	838
Stock options	28,050	90	225				315
Directors’ compensation plan	350	1	20				21
Treasury stock issued:
Dividend reinvestment plan	46,150		(20)			720	700
Directors’ compensation plan	10,500		5			150	155
Stock options	122,300		(563)			1,829	1,266
Purchase of treasury shares	(217,950)					(3,459)	(3,459)
Cash dividends declared				(11,929)			(11,929)
Income tax benefit of nonqualified stock options			207				207
5-for-4 stock split effected in the form of a 25% common stock dividend		21,777		(21,777)			—

Balance, December 31, 2003	26,846,550	108,883	44,615	58,874	13,827	(6,188)	220,011
Comprehensive income:
Net income				33,329			33,329
Change in net unrealized gain (loss) on securities AFS, net of reclassification adjustment and tax effects					(3,929)		(3,929)
Change in unrealized loss on cash flow derivatives					336		336

Total comprehensive income							29,736

Common stock issued:
Acquisition of Corporate Healthcare Strategies, LLC	353,300	1,413	5,749				7,162
Acquisition of Pennsylvania State Bank	1,512,150	6,049	30,687				36,736
Shares released from escrow	60,000					976	976
Stock options	38,800	155	327				482
Treasury stock issued:
Directors’ compensation plan	11,800		19			215	234
Stock options	156,100		(1,179)			2,803	1,624
Purchase of treasury shares	(93,750)					(1,707)	(1,707)
Cash dividends declared				(13,793)			(13,793)
Cash paid in lieu of fractional shares	(1,750)	(7)		(26)			(33)
Income tax benefit of nonqualified stock options			516				516

Balance, December 31, 2004	28,883,200	116,493	80,734	78,384	10,234	(3,901)	281,944
Comprehensive income:
Net income				39,267			39,267
Change in net unrealized gain(loss) on securities AFS, net of reclassification adjustment and tax effects					(6,141)		(6,141)
Change in unrealized loss on cash flow derivatives					(51)		(51)

Total comprehensive income							33,075

Common stock issued:
Shares released from escrow	60,050					975	975
Stock options	16,600	64	74				138
Treasury stock issued:
Directors’ compensation plan	13,850		(1)			293	292
Stock options	193,000		(1,889)			4,074	2,185
Shares issued in connection with contingent consideration provisions of CHS, LLC acquisition	38,100					803	803
Purchase of treasury shares	(290,100)					(6,092)	(6,092)
Cash dividends declared				(15,636)			(15,636)
Cash paid in lieu of fractional shares	(1,500)			(31)			(31)
Income tax benefit of nonqualified stock options			433				433
5-for-4 stock split effected in the form of a 25% common stock dividend		29,135		(29,135)			—

Balance, December 31, 2005	28,913,200	$145,692	$79,351	$72,849	$4,042	$(3,848)	$298,086

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
(Dollars in thousands)	2005	2004	2003

Cash Flows from Operating Activities
Net Income	$39,267	$33,329	$29,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,571	25,618	25,708
Accretion and amortization of investment securities	239	635	741
Amortization of intangible assets	2,671	1,650	236
Provision for loan losses	4,383	4,438	3,697
Provision for deferred income taxes	(2,080)	245	887
Gains on sales of finance leases	(1,308)	(330)	(125)
Net gains on sales of securities available-for-sale	(861)	(2,071)	(511)
Gains on sales of mortgage loans	(471)	(781)	(2,122)
Proceeds from sales of mortgage loans	88,630	118,325	263,740
Originations of mortgage loans held for sale	(87,014)	(110,369)	(256,354)
Change in operating assets and liabilities:
Decrease (increase) in accrued interest receivable	(897)	530	534
Increase in other assets	(8,829)	(9,615)	(7,951)
Increase (decrease) in accrued interest payable	2,446	(65)	(1,708)
Increase (decrease) in other liabilities	5,845	(8,558)	8,036
Other	—	6	(100)

Net cash provided by operating activities	69,592	52,987	63,767

Cash Flows From Investing Activities
Net decrease (increase) in interest-bearing deposits in other banks	123	(1,459)	(690)
Net decrease (increase) in short-term investments	4,386	4,733	(75)
Proceeds from sales of securities available-for-sale	16,983	45,619	74,907
Proceeds from maturities or calls of securities held-to-maturity	12,898	5,339	5,522
Proceeds from maturities or calls of securities available-for-sale	56,584	80,754	114,577
Purchases of securities held-to-maturity	(7,636)	(2,075)	(4,874)
Purchases of securities available-for-sale	(70,026)	(26,856)	(178,905)
Net loans and direct finance leases made to customers	(248,235)	(279,748)	(210,427)
Proceeds from sales of financing leases	50,477	21,020	8,248
Purchases of equipment acquired for operating leases, net	(38,118)	(21,668)	(16,038)
Purchases of premises and equipment, net	(4,454)	(3,818)	(7,738)
Net cash paid for business combinations	(918)	(16,998)	(8,282)
Cash placed in escrow related to business combinations	—	(4,500)	(5,280)

Net cash used by investing activities	(227,936)	(199,657)	(229,055)

Cash Flows From Financing Activities
Net increase in deposits	210,893	80,608	76,095
Net increase in short-term borrowings	41,805	43,261	2,258
Proceeds from issuance of long-term debt	9,000	78,752	75,038
Repayment of long-term debt	(73,164)	(60,052)	(34,754)
Proceeds from issuance of subordinated notes payable	15,464	15,464	36,083
Proceeds from issuance of common stock	138	482	336
Cash dividends	(15,289)	(13,206)	(11,671)
Cash paid in lieu of fractional shares	(31)	(33)	—
Purchase of treasury stock	(6,092)	(1,707)	(3,459)
Proceeds from issuance of treasury stock	2,477	1,858	2,121

Net cash provided by financing activities	185,201	145,427	142,047

Net change in cash and cash equivalents	26,857	(1,243)	(23,241)
Cash and cash equivalents:
Beginning of year	82,855	84,098	107,339

End of year	$109,712	$82,855	$84,098

Supplemental Disclosure of Cash Flow Information:
Cash payments for:
Interest	$55,475	$40,163	$42,864
Income taxes	18,943	11,229	9,224

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All dollar amounts presented in the tables are in thousands, except per share data)

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation – The consolidated financial statements include the accounts of Sterling Financial Corporation (Sterling) and its wholly-owned subsidiaries, Bank of Lancaster County, N.A. (Bank of Lancaster County), First National Bank of North East (First National), Bank of Hanover and Trust Company (Bank of Hanover), Pennsylvania State Bank, Delaware Sterling Bank & Trust Company (Delaware Sterling), HOVB Investment Co., T & C Leasing, Inc. (T & C), Pennbanks Insurance Company, SPC, Church Capital Management LLC, Bainbridge Securities, Inc., Corporate Healthcare Strategies, LLC, Lancaster Insurance Group, LLC and Sterling Mortgage Services, Inc. (inactive). The consolidated financial statements also include Town & Country Leasing, LLC (Town & Country), Sterling Financial Trust Company, Equipment Finance LLC (EFI) and Sterling Community Development Corporation, LLC all wholly-owned subsidiaries of Bank of Lancaster County. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates – In preparing consolidated financial statements in conformity with U.S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Business – Sterling, through its subsidiaries, provides a full range of financial services to individual and corporate customers located in south central Pennsylvania, northern Maryland and northern Delaware. Town & Country provides financing to customers generally located within a one hundred mile radius of Lancaster, PA, although they have assets located in all 50 states. Additionally, through its Equipment Finance, LLC subsidiary, Sterling finances forestry and land clearing equipment to customers on the east coast of the United States.

Concentration of Credit Risk – Sterling operates primarily in its defined market area and, accordingly, the banks have extended credit primarily to commercial entities and individuals in this area whose ability to honor their contracts is influenced by the region’s economy. The loan portfolio is well diversified, and Sterling does not have any significant concentrations of credit risk. Sterling’s exposure to the forestry industry at December 31, 2005 was $239.0 million. The banks are limited in extending credit by legal lending limits to any single group of borrowers.

Cash and Cash Equivalents – For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks and federal funds sold, generally which mature in one day.

Interest-bearing Deposits in Banks – Interest-bearing deposits in banks mature within one year and are carried at cost.

Securities – Debt securities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and recorded at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

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

Back to Contents

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(All dollar amounts presented in the tables are in thousands, except per share data)

Note 1 – Summary of Significant Accounting Policies — (Continued)

Mortgage Loans Held for Sale – Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Loans – Sterling grants mortgage, commercial and consumer loans and leasing alternatives to customers. The ability of Sterling’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the market area.

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

The accrual of interest on loans is generally discontinued at the time the loan is 90 days delinquent, unless in certain circumstances, the credit is well secured and in the process of collection. Loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued, but not collected for loans that are placed on nonaccrual status or charged-off is reversed against interest income. The interest received on these loans is applied to reduce the carrying value of the loan or, if principal is considered fully collectible, recognized as interest income until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses – Sterling maintains the allowance for loan losses at a level believed adequate by management to absorb probable losses inherent in the loan portfolio. It is established and maintained through a provision for loan losses charged to earnings. Quarterly, Sterling utilizes a defined methodology in determining the adequacy of the allowance for loan losses, which considers specific credit reviews, past loan loss historical experience, and qualitative factors.

Management assigns internal risk ratings to all commercial relationships with aggregate borrowings or commitments to extend credit in excess of specified limits as dictated by internal credit policies. Utilizing migration analysis for the previous eight quarters, management develops a loss factor test, which it then uses to estimate losses on impaired loans and potential problem loans. When management finds loans with uncertain collectibility of principal and interest, it places those loans on the “problem list”, and evaluates them on a quarterly basis in order to estimate potential losses. Management’s analysis considers adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral, and prevailing market conditions. If management determines that a specific reserve allocation is not required, it assigns a general loss factor based on historical performance to determine the reserve necessary for each loan. For homogeneous loan types, such as consumer and residential mortgage loans, management bases the general loss factor on the average loss ratio for the previous two years for each specific loan pool adjusted for current conditions, including trends in delinquency levels, trends in non-performing and potential problem loans, trends in composition, volume and terms of loans, effects of changes in lending policies or underwriting procedures, experience, ability and depth of management, national and local economic conditions, concentrations in lending activities, and other factors that management may deem appropriate.

Back to Contents

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(All dollar amounts presented in the tables are in thousands, except per share data)

Note 1 – Summary of Significant Accounting Policies — (Continued)

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

Servicing – Servicing assets are recognized as separate assets when rights are retained through the sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rate and terms. Fair value is determined based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for individual stratum, to the extent the fair value is less than the capitalized amount for the stratum.

Credit Related Financial Instruments – In the ordinary course of business, Sterling has entered into commitments to extend credit, commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded.

Derivative financial instruments – As part of Sterling’s asset/liability management, it uses interest rate contracts, which include swaps and cap agreements, to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts. Derivatives that are used as part of the asset/liability management process are linked to specific assets or liabilities and have high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period. Sterling formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction.

Sterling offers interest rate contracts to its customers, including interest rate caps and swap agreements. This portfolio is actively managed and offset with contracts with third-party counterparties that have identical terms.

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires all derivative instruments to be carried at fair value on the balance sheet. Statement No. 133 provides special hedge accounting provisions, which permit the change in fair value of the

Back to Contents

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(All dollar amounts presented in the tables are in thousands, except per share data)

Note 1 – Summary of Significant Accounting Policies — (Continued)

hedged item related to risk being hedged to be recognized in earnings in the same period and in the same income statement line as the change in fair value of the derivative.

Sterling’s derivatives consist of cash flow hedges, which are designed to mitigate exposures to variability in expected cash flows. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either a freestanding asset or liability, with a corresponding offset recorded in other comprehensive income within stockholders’ equity, net of tax. Amounts are reclassified from other comprehensive income to the income statement in the period or periods the hedged transaction affects earnings. Under the cash flow hedge method, derivative gains and losses not effective in hedging the change in expected cash flows of the hedged item are recognized immediately in income in the interest income or expense line. At the hedge’s inception and at least quarterly thereafter, an assessment is performed to determine whether changes in the cash flows of the derivative instruments have been highly effective in offsetting changes in the cash flows of the hedged items and whether they are expected to be highly effective in the future. If it is determined that a derivative instrument has not been or will not continue to be highly effective as a hedge, hedge accounting is discontinued prospectively.

Foreclosed Assets – Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of fair value or carrying value at the date of foreclosure. Any initial charge necessary is reflected as a charge to the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenues and expenses from operations and changes in the valuation allowance are included in other non-interest expenses.

Premises and Equipment – Land is carried at cost. Buildings, furniture, equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation is computed primarily on the straight-line method over the estimated useful lives of the asset.

Assets Held for Operating Leases – Leases that do not meet the criteria of direct finance leases are accounted for as operating leases. Leased equipment is recorded at cost and depreciated over the lease term, to the estimated residual value at the expiration of the lease term, generally on a straight-line basis. Sterling periodically reviews estimated net realizable values and records losses in current earnings if the estimated residual balance indicates impairment.

Goodwill – Goodwill represents the excess of the cost of an acquisition over the fair value of the tangible and identifiable intangible assets acquired. Sterling segments goodwill into two different categories, goodwill associated with business acquisitions and goodwill associated with branch purchases and it is included in the reporting segment based on the specific business acquired within those segments. As a result of the adoption of Statement No. 142, Goodwill and Other Intangible Assets, business acquisition goodwill is no longer ratably amortized into the income statement over an estimated life, but rather is tested at least annually for impairment. Consistent with the provisions of Statement No. 147, Acquisitions of Certain Financial Institutions – an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9, Sterling continues to amortize its branch purchase goodwill over a twenty-year period.

Intangible assets – Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Sterling’s intangible assets have finite lives and are amortized over their estimated useful lives. Intangible assets are also subject to impairment testing when an indication of impairment exists.

Income Taxes – Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Back to Contents

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(All dollar amounts presented in the tables are in thousands, except per share data)

Note 1 – Summary of Significant Accounting Policies — (Continued)

Advertising – Sterling expenses advertising costs as incurred. The expenses for 2005, 2004, and 2003 were $1.9 million, $1.5 million and $1.4 million, respectively.

Revenue Recognition – Non-interest income is recognized on the accrual basis of accounting.

Stock Compensation Plan – Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value-based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. Stock options issued under Sterling’s stock incentive plan have no intrinsic value at the grant date, and under Opinion No. 25, no compensation cost is recognized for them. Sterling has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided proforma disclosures of net income, earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

In December 2004, the FASB issued FASB Statement No. 123R, Share-Based Payment, (SFAS 123R). SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS 123R will be effective for periods beginning after June 15, 2005. The company adopted SFAS No. 123R on January 1, 2006.

Under SFAS No. 123R, Sterling must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123R, while the retrospective method would record compensation expense for all unvested stock options beginning with the first period presented. Sterling has adopted the prospective method. The adoption of SFAS No. 123R will not have a material impact on Sterling’s consolidated financial position and consolidated results of operations. However, uncertainties, including Sterling’s future stock-based compensation strategy, stock price volatility, estimated forfeitures and employee stock option exercise behavior, make it difficult to determine whether the stock-based compensation expense recognized in future periods will be similar to the SFAS No. 123 pro forma expense as disclosed below. In addition, the amount of stock-based compensation expense to be incurred in future periods will be reduced by the acceleration of stock options as discussed below.

In October 2005, Sterling accelerated the vesting of all unvested stock options granted to Sterling’s employees in 2003 and 2004 under its 1996 Stock Incentive Plan. As a result of this acceleration of the vesting, options to purchase approximately 354,000 shares of Sterling’s common stock became exercisable immediately. The number of shares, exercise prices and other terms of the options subject to the acceleration remain unchanged.

In December 2005, Sterling accelerated the vesting of all unvested stock options granted to Sterling’s employees in 2005 under its 1996 Stock Incentive Plan. As a result of this acceleration of the vesting, options to purchase approximately 368,000 shares of Sterling’s common stock became exercisable immediately. The number of shares, exercise prices and other terms of the options subject to the acceleration remain unchanged.

Back to Contents

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(All dollar amounts presented in the tables are in thousands, except per share data)

Note 1 – Summary of Significant Accounting Policies — (Continued)

Resulting from the acceleration of the vesting of the 2003, 2004 and 2005 stock options, Sterling recognized approximately $113,000 in compensation expense during the fourth quarter of 2005 and estimates it will not be required to recognize anticipated compensation expense relating to stock options, net of taxes, totaling approximately $1.5 million in 2006, $872,000 in 2007 and $319,000 in 2008.

Earnings Per Share – Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if potential dilutive common shares had been issued. Potential common shares that may be issued by Sterling used in the dilutive per share calculation consist solely of outstanding stock options and are determined using the treasury stock method.

Earnings per common share have been computed based on the following:

	Years Ended December 31,
	2005	2004	2003

Net income available to stockholders	$39,267	$33,329	$29,059

Average number of shares outstanding	28,854,200	27,215,600	26,530,400
Effect of dilutive stock options	463,300	435,800	280,000

Average number of shares outstanding used to calculate diluted earnings per common share	29,317,500	27,651,400	26,810,400

Per share information:
Basic earnings per share	$1.36	$1.22	$1.10
Diluted earnings per share	1.34	1.21	1.08

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

Back to Contents

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(All dollar amounts presented in the tables are in thousands, except per share data)

Note 1 – Summary of Significant Accounting Policies — (Continued)

	Years Ended December 31,
	2005	2004	2003

Net income	$39,267	$33,329	$29,059
Other comprehensive income, net of tax expense (benefit):
Change in unrealized holding gains on available for sale securities	(8,622)	(3,992)	(435)
Tax effect	3,041	1,409	159
Reclassification adjustment for gains included in net income	(861)	(2,071)	(511)
Tax effect	301	725	179
Change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	(71)	540	393
Tax effect	20	(204)	(257)

	(6,192)	(3,593)	(472)

Comprehensive income	$33,075	$29,736	$28,587

The ending accumulated balances for each item included in accumulated other comprehensive income, net of related income taxes, were as follows:

	December 31,
	2005	2004

Accumulated unrealized gains on securities available-for-sale	$4,699	$10,840
Accumulated unrealized losses on derivatives used in cash flow hedging relationships	(657)	(606)

	$4,042	$10,234

Reclassifications – Certain items in the 2003 consolidated financial statements have been reclassified to conform to the 2004 and 2005 presentation format. Such reclassifications had no impact on net income.

Recent Accounting Pronouncements – In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 03-3 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” This statement addresses accounting for differences between contractual cash flows expected to be collected from an investor’s initial investment in non-homogeneous loans acquired in a transfer if those differences are attributable, at least in part, to credit quality. This statement limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. This statement requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This statement prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment through the allowance for loan losses. This statement is effective for loans acquired in fiscal years beginning after January 1, 2005. During 2005, Sterling did not acquire any loans or debt securities and therefore there was no impact of this pronouncement on the Corporation’s Financial Statements.

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

Back to Contents

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(All dollar amounts presented in the tables are in thousands, except per share data)

Note 1 – Summary of Significant Accounting Policies — (Continued)

corrections of errors made in fiscal years beginning after December 15, 2005. Sterling does not anticipate Statement No. 154 will materially impact its financial statements upon adoption on January 1, 2006.

On June 29, 2005, the Financial Accounting Standards Board (FASB) decided to nullify paragraphs 10 through 18 of Emerging Issues Task Force (EITF) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The nullified section of EITF Issue 03-1 outlined new criteria to determine whether a security with unrealized loss would need to be treated as an “other than temporary” impairment and currently charged to income. The nullified section also contained the notion that by realizing losses in bonds classified as available for sale (AFS), one could possibly “taint” other bonds in AFS that have unrealized losses and require a current charge-off of these bonds. In a final FASB Staff Position, the FASB emphasized current accounting rules relevant to “other than temporary” impairments.

Note 2 – Business Combinations

Equipment Finance, LLC – In February 2002, Sterling acquired 100% of the outstanding common shares of Equipment Finance, Inc. (EFI), a Lancaster-based commercial finance company. The results of EFI’s operations have been included in the consolidated financial statements since that date. EFI specializes in financing forestry and land clearing equipment through more than 150 equipment dealer locations ranging from Maine to Florida. As a result of the acquisition, Sterling has enhanced earnings and provided financial product diversification.

The transaction was accounted for under the provisions of Statement No. 141, Business Combinations, which requires assets acquired and liabilities assumed to be recorded at their fair value on the date of the acquisition. The carrying amounts of the assets acquired, primarily loan receivables, and the liabilities assumed, primarily borrowings, on February 28, 2002, approximated their fair value. The excess of the acquisition cost over the fair value of the net assets acquired has been recorded as goodwill. Goodwill recognized in this transaction was approximately $17.2 million, which was assigned to the commercial finance segment. The goodwill is not expected to be written off for tax purposes.

The aggregate purchase price was $30.5 million including $9.5 million of cash and common stock valued at $21.0 million. The value of the 1,491,350 common shares issued was based on the closing price of Sterling common stock at the time the Agreement and Plan of Reorganization (Merger Agreement) was entered into. In accordance with the terms of the Merger Agreement, there was no contingent consideration associated with this transaction. An escrow account of $1.1 million was established and released as of December 31, 2005.

Church Capital Management, Inc. and Bainbridge Securities, Inc. – In October 2003, Sterling acquired 100% of the outstanding common shares of Church Capital Management, Inc. and its affiliate, Bainbridge Securities, Inc. Church Capital Management is a SEC Registered Investment Advisor with assets under management of approximately $690.0 million as of the acquisition date. Bainbridge Securities is a National Association of Securities Dealers (NASD) securities broker/dealer offering a wide array of investment services. As a result of the acquisitions, Sterling has enhanced financial product diversification.

In connection with the completion of the acquisitions of Church and Bainbridge, Sterling issued 450,000 shares of its common stock and paid $7.9 million. In addition, 300,000 shares of Sterling’s common stock and $5.3 million were placed in escrow, which will be released over the next five years based upon Church and Bainbridge reaching specified performance criteria. Based on the closing price of Sterling’s common stock at the time the agreements were entered into, the combined 750,000 shares of common shares were valued at $12.2 million.

The transactions were accounted for under the provisions of Statement No. 141, Business Combinations. The purchase price allocation included $38,000 to premises and equipment and $5.1 million to finite-lived intangible assets, including $3.7 million to customer lists, $480,000 to trademarks, and $930,000 to covenants not to compete. The intangible assets have a weighted average life of approximately 7 years. The remaining portion of

Back to Contents

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(All dollar amounts presented in the tables are in thousands, except per share data)

Note 2 – Business Combinations — (Continued)

the purchase price, or $12.2 million, was assigned to goodwill within the Trust and Investment Services segment. The transaction will generate additional goodwill, as the cash and shares held in escrow are released upon the satisfaction of the specified performance criteria. The goodwill is not expected to be written off for tax purposes.

Corporate Healthcare Strategies, LLC – In May 2004, Sterling acquired 100% of the outstanding common shares of Corporate Healthcare Strategies, Inc. d/b/a StoudtAdvisors. StoudtAdvisors is headquartered in Lancaster, Pennsylvania. As a result of the acquisition, Sterling has enhanced financial product diversification.

In connection with the completion of this acquisition of StoudtAdvisors, Sterling issued 353,000 shares of its common stock and paid $7.4 million. In addition, 151,000 shares of Sterling’s common stock and $2.6 million are to be paid out over the next four years contingent upon StoudtAdvisors reaching specified performance criteria. Based on the closing price of Sterling’s common stock on May 25, 2004, the combined 504,000 shares of common stock were valued at $7.2 million.

The transaction was accounted for under the provisions of Statement No. 141, Business Combinations. The purchase price allocation included $6.6 million to finite-lived intangible assets, including $6.2 million to customer lists, $140,000 to vendor contracts, and $250,000 to covenants not to compete. The intangible assets have lives ranging from 2 to 12 years, and a weighted average life of 4 years. The remaining portion of the purchase price, or $9.3 million, was assigned to goodwill within the Insurance Services segment. The goodwill is not expected to be amortized for tax purposes.

Pennsylvania State Bank – In December 2004, Sterling completed the acquisition of The Pennsylvania State Banking Company, parent company of Pennsylvania State Bank. At the date of acquisition, The Pennsylvania State Banking Company was merged into Sterling, and Pennsylvania State Bank became a wholly-owned subsidiary of Sterling. Sterling acquired Pennsylvania State Bank in order to enhance its banking franchise by entering the Cumberland and Dauphin counties of Pennsylvania.

In connection with this transaction, Sterling acquired all of the outstanding shares of The Pennsylvania State Banking Company common stock for cash consideration of $11.4 million, shares of Sterling’s common stock valued at $34.3 million, and the exchange of stock options to Sterling’s options fair valued at $2.4 million. In addition, shares of The Pennsylvania State Banking Company valued at $421,000 owned by Sterling were not exchanged into Sterling shares, but are included in the acquisition cost.

In accordance with FAS 141, Sterling used the purchase method of accounting to record this transaction. The $33.4 million of goodwill recorded in connection with the acquisition of The Pennsylvania State Banking Company is calculated below. The goodwill recorded was allocated to the banking segment in accordance with FAS 142 as all of the assets and liabilities acquired are related to the banking reporting unit. The goodwill acquired in connection with The Pennsylvania State Banking Company will not be amortized for tax purposes.

Back to Contents

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(All dollar amounts presented in the tables are in thousands, except per share data)

Note 2 – Business Combinations — (Continued)

Total consideration (In thousands)	$48,593

Less: Net assets acquired	16,242
Core deposit intangible (ten year accelerated amortization)	3,804
Trademark (not subject to amortization)	237

20,283

Plus: Revaluation adjustments:
Securities mark-to-market (5 year weighted average life)	(195)
Loans mark-to-market (3 year weighted average life)	11
Deposits mark-to-market (2 year weighted average life)	549
FHLB advances mark-to-market (3 year weighted average life)	695
Premises mark-to-market (40 year life)	1,791

2,851

Plus: Severance and supplemental retirement benefits	1,900
Capitalized acquisition costs	583
Less: Deferred taxes on above	228

Goodwill	$33,416

Infinity Investment Advisors – On December 6, 2005, Sterling acquired, through Church Capital Management, LLC, the assets of Infinity Investment Advisors. Infinity Investment Advisors is headquartered in Hershey, Pennsylvania. As a result of the acquisition, Sterling plans to integrate Infinity into Church Capital Management as well as add product diversification to its Pennsylvania State Bank customers in the Hershey, Pennsylvania and surrounding areas.

The transaction was accounted for under the provisions of Statement No. 141, Business Combinations. The purchase price allocation included $256,000 to finite-lived intangible assets, including $197,000 to customer lists and $59,000 to covenants not to compete. The intangible assets have lives ranging from 5 to 12 years. The remaining portion of the purchase price, or $44,000, was assigned to goodwill within the Investment Services segment. The goodwill is expected to be amortized for tax purposes.

Note 3 – Restrictions on Cash and Due from Banks

Sterling’s subsidiary banks are required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank, against deposit liabilities. The average amount of these reserve balances for the year ended December 31, 2005 were approximately $9.6 million. Balances maintained at the Federal Reserve Bank are included in cash and due from banks.

Back to Contents

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All dollar amounts presented in the tables are in thousands, except per share data)

Note 4 – Securities

The amortized cost and fair value of securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2005:
Available-for sale:
U.S. Treasury securities	$814	$8	$—	$822
U.S. Government agencies	162,298	33	5,217	157,114
State and political subdivisions	220,833	7,115	569	227,379
Mortgage-backed securities	20,410	206	271	20,345
Corporate securities	39,313	294	6	39,601

Subtotal	443,668	7,656	6,063	445,261
Equity securities	4,244	5,659	47	9,856

Total	$447,912	$13,315	$6,110	$455,117

Held-to-maturity:
U.S. Treasury securities	$105	$—	$—	$105
U.S. Government agencies	—	—	—	—
State and political subdivisions	15,951	277	—	16,228
Mortgage-backed securities	55	1	—	56
Corporate securities	368	—	—	368

Subtotal	16,479	278	—	16,757
Non-marketable equity securities	12,412	—	—	12,412

Total	$28,891	$278	$—	$29,169

December 31, 2004:
Available-for sale:
U.S. Treasury securities	$2,739	$50	$—	$2,789
U.S. Government agencies	129,910	484	2,892	127,502
State and political subdivisions	221,023	10,312	595	230,740
Mortgage-backed securities	27,742	593	7	28,328
Corporate securities	64,833	2,023	6	66,850

Subtotal	446,247	13,462	3,500	456,209
Equity securities	4,586	6,736	12	11,310

Total	$450,833	$20,198	$3,512	$467,519

Held-to-maturity:
U.S. Treasury securities	$105	$—	$—	$105
State and political subdivisions	20,426	765	—	21,191
Mortgage-backed securities	87	2	—	89
Corporate Securities	620	—	—	620

Subtotal	21,238	767	—	22,005
Non-marketable equity securities	12,914	—	—	12,914

Total	$34,152	$767	$—	$34,919

Non-marketable equity securities consist of Federal Reserve Bank stock, Federal Home Loan Bank of Pittsburgh stock and Atlantic Central Bankers Bank stock.

Back to Contents

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(All dollar amounts presented in the tables are in thousands, except per share data)

Note 4 – Securities — (Continued)

The amortized cost and fair value of securities at December 31, 2005, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities or call dates because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available-for-Sale		Securities Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$41,694	$41,797	$2,045	$2,054
Due after one year through five years	103,171	102,414	11,824	12,057
Due in five years through ten years	160,209	158,809	1,807	1,832
Due after ten years	118,184	121,896	748	758

	423,258	424,916	16,424	16,701
Mortgage-backed securities	20,410	20,345	55	56

	$443,668	$445,261	$16,479	$16,757

The following tables present a breakdown by consecutive months of gross unrealized losses and fair value by investment category.

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2005
Available for sale:
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
U.S. Government agencies	73,380	1,313	65,002	3,904	138,382	5,217
State and political subdivisions	19,823	172	15,730	397	35,553	569
Mortgage-backed securities	9,440	198	2,856	73	12,296	271
Corporate securities	753	1	298	5	1,051	6

	103,396	1,684	83,886	4,379	187,282	6,063
Equity securities	2,766	47	—	—	2,766	47

Total	$106,162	$1,731	$83,886	$4,379	$190,048	$6,110

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2004
Available for sale:
U.S. Treasury securities	$500	$—	$—	$—	$500	$—
U.S. Government agencies	46,444	336	40,072	2,556	86,516	2,892
State and political subdivisions	16,786	136	11,043	459	27,829	595
Mortgage-backed securities	4,857	4	122	3	4,979	7
Corporate securities	295	5	2	1	297	6

	68,882	481	51,239	3,019	120,121	3,500
Equity securities	4	—	29	12	33	12

Total	$68,886	$481	$51,268	$3,031	$120,154	$3,512

Back to Contents

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(All dollar amounts presented in the tables are in thousands, except per share data)

Note 4 – Securities — (Continued)

As of December 31, 2005, there were a total of 207 securities that were in an unrealized loss position, including 83 that have had an unrealized loss for more than 12 months.

Various indicators are used in determining whether a security is other-than-temporarily impaired, including equity securities, if the market value is below its cost for an extended period of time, or for debt securities, when it is probable that the contractual interest and principal will not be collected. Sterling reviews its securities for impairment at least quarterly, and as a result of this review, impairment charges of $13,000, $0, and $130,000 were recorded in the years ended December 31, 2005, 2004 and 2003. The unrealized losses as of December 31, 2005 are primarily attributable to changes in interest rates (i.e., increase in rates since the date of acquiring the debt security). Management does not believe any individual unrealized loss in the table above represents an other-than-temporary impairment.

Securities are pledged to secure government and other public deposits, trust deposits, short-term borrowings and other balances as required or permitted by law, and were carried at $290.0 million at December 31, 2005 and $191.0 million at December 31, 2004.

Proceeds from sales of securities available-for-sale were $17.0 million, $45.6 million and $74.9 million, for the years ended December 31, 2005, 2004 and 2003. Gross gains of $965,000, $2.2 million and $847,000 were realized on these sales for the years ended December 31, 2005, 2004 and 2003. Gross losses of $104,000, $115,000 and $336,000 were recognized for the years ended December 31, 2005, 2004 and 2003.

Note 5 – Loans

A summary of the balances of loans follows:

	December 31,
	2005	2004

Commercial and agricultural	$429,703	$494,760
Commercial real estate	638,119	515,257
Financial	21,150	25,790
Real estate construction	103,753	61,591
Real estate mortgage	84,775	78,694
Consumer	390,913	364,991
Finance receivables (net of unearned income 2005 – $41,875; 2004 – $33,019)	310,777	236,617
Lease financing receivables (net of unearned income 2005 – $15,295; 2004 – $15,586)	124,896	129,571

Total loans	$2,104,086	$1,907,271

Total loans include net unamortized deferred fees and costs of $1.9 million as of December 31, 2005 and $2.1 million as of December 31, 2004.

Information concerning impaired loans is as follows:

	December 31,
	2005	2004

Impaired loans with a valuation allowance	$4,157	$3,655
Impaired loans without a valuation allowance	—	—

Total impaired loans	4,157	3,655

Valuation allowance related to impaired loans	$511	$683

Back to Contents

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(All dollar amounts presented in the tables are in thousands, except per share data)

Note 5 – Loans — (Continued)

	Years Ended December 31,
	2005	2004	2003

Average investment in impaired loans	$3,671	$2,780	$5,076
Interest income recognized on impaired loans	—	1	—
Interest income recognized on a cash basis on impaired loans	—	1	—

Impaired loans included $0 and $181,000 of loans that were considered troubled debt restructurings at December 31, 2005 and 2004, respectively. The remainder of the impaired loan balance consisted of non-accrual loans at December 31, 2005 and 2004. Loans over 90 days past due, which were still accruing interest, were approximately $409,000 and $875,000 at December 31, 2005 and 2004.

Changes in the allowance for loan losses are as follows:

	Years Ended December 31,
	2005	2004	2003

Balance at January 1	$18,891	$14,656	$12,953
Allowance acquired in acquisition	—	1,843	—
Provisions for loan losses	4,383	4,438	3,697
Loans charged off	(2,761)	(2,123)	(2,776)
Recoveries of loans previously charged off	490	497	782
Reserve on loan commitments transferred to other liabilities	—	(420)	—

Balance at December 31	$21,003	$18,891	$14,656

During 2004, the allowance for loan losses allocated to unfunded commitments was reclassified to other liabilities. Future reserves required on unfunded commitments will be charged to non-interest expense.

Non-performing assets include nonaccrual and restructured loans, accruing loans past due 90 days or more and other foreclosed assets. Sterling’s general policy has been to cease accruing interest on loans when management determines that a reasonable doubt exists as to the collectibility of additional interest. When management places a loan on nonaccrual status, it reverses unpaid interest credited to income in the current year, and charges unpaid interest accrued in prior years to the allowance for loan losses. Sterling recognizes income on these loans only to the extent that it receives cash payments. Sterling typically returns nonaccrual loans to performing status when the borrower’s brings the loan current and performs in accordance with contractual terms for a reasonable period of time.

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal of mortgage loans serviced for others were $518.2 million, $517.8 million and $499.2 million at December 31, 2005, 2004 and 2003. Finance receivables serviced for others were $58.5 million, $22.9 million and $8.2 million at December 31, 2005, 2004 and 2003. Sterling’s bank affiliates maintain sufficient levels of capital to meet their investors’ net worth requirements.

Note 6 – Mortgage Banking Activities

Changes in the mortgage servicing rights asset is as follows:

	Years Ended December 31,
	2005	2004	2003

Balance at January 1	$3,079	$3,350	$2,339
Mortgage service rights capitalized	719	1,073	2,512
Mortgage service rights amortized	(787)	(1,344)	(1,501)

Balance at December 31	$3,011	$3,079	$3,350

Back to Contents

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(All dollar amounts presented in the tables are in thousands, except per share data)

Note 6 – Mortgage Banking Activities — (Continued)

Information concerning the activity in the related mortgage servicing rights valuation allowance is as follows:

	Years Ended December 31,
	2005	2004	2003

Balance at January 1	$382	$442	$301
Change in valuation allowance increase (decrease)	(382)	(60)	141

Balance at December 31	$—	$382	$442

For valuation purposes, at December 31, 2005, Sterling assumed a weighted average discount rate of 9.52% and assumed prepayments speeds were consistent with published rates for the industry. Additional factors such as economic data, market trading information, credit risk and professional judgment were used in determining the valuation allowance.

Note 7 – Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

	Estimated	December 31,

	Useful Lives	2005	2004

Land	—	$7,171	$7,419
Buildings	10-40 years	31,815	32,265
Leasehold improvements	over lease term	4,252	3,247
Equipment, furniture and fixtures	3-10 years	46,221	42,595

		89,459	85,526
Less: Accumulated depreciation		(45,961)	(41,868)

		$43,498	$43,658

The subsidiaries of Sterling lease certain facilities under operating leases which expire on various dates through 2025. Renewal options are available on these leases. Minimum future rental payments as of December 31, 2005, under non-cancelable real estate leases, are payable as follows:

Due in 2006	$1,906
Due in 2007	1,719
Due in 2008	1,573
Due in 2009	1,237
Due in 2010	976
Thereafter	7,475

Total minimum future rental payments	$14,886

Total rent expense charged to operations amounted to $2.0 million, $1.8 million and $1.5 million for the years ended December 31, 2005, 2004 and 2003.

Back to Contents

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All dollar amounts presented in the tables are in thousands, except per share data)

Note 8 – Leases

Information concerning net investment in direct financing leases, included in loans:

	December 31,
	2005	2004

Minimum lease payment receivable	$139,296	$144,318
Residual values	72	118
Lease origination costs	823	721
Unearned income	(15,295)	(15,586)

	$124,896	$129,571

The allowance for uncollectible lease payments, included in the allowance for loan losses, was $2.9 million and $2.4 million at December 31, 2005 and 2004.

Investments in property on operating leases and property held for lease by major classes is as follows:

	December 31,
	2005	2004

Automobiles	$29,362	$29,145
Heavy truck, trailers and buses	26,941	20,878
Trucks, light and medium duty	50,928	48,317
Other	45,049	33,168

	152,280	131,508
Less: Accumulated depreciation	(78,644)	(73,033)

	$73,636	$58,475

Minimum future rentals on noncancelable finance and operating leases as of December 31, 2005, are as follows:

	Finance	Operating

Due in 2006	$51,281	$27,545
Due in 2007	39,737	16,400
Due in 2008	26,307	9,251
Due in 2009	15,295	4,859
Due in 2010	6,434	672
Thereafter	242	—

Total minimum future rentals	$139,296	$58,727

Back to Contents

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All dollar amounts presented in the tables are in thousands, except per share data)

Note 9 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by business segment were as follows:

	Community Banking	Commercial Finance	Trust & Investment Services	Insurances Related Services	Total

Balance, January 1, 2004	$1,052	$17,220	$12,218	$—	$30,490
Additions to goodwill	33,416	—	2,032	9,500	44,948
Impairment losses	—	—	—	—	—
Amortization of branch purchase goodwill	(88)	—	—	—	(88)

Balance, December 31, 2004	34,380	17,220	14,250	9,500	75,350
Additions to goodwill	455	—	1,554	1,493	3,502
Impairment losses	—	—	—	—	—
Amortization of branch purchase goodwill	(88)	—	—	—	(88)

Balance, December 31, 2005	$34,747	$17,220	$15,804	$10,993	$78,764

A summary of intangible assets is as follows:

	December 31, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Finite-lived assets:
Core deposit intangible	$4,163	$(1,702)	$4,785	$(1,003)
Customer list	10,210	(2,803)	10,013	(1,247)
Trademark	480	(149)	480	(80)
Covenants not to compete	1,238	(385)	1,180	(196)
Vendor agreements	140	(111)	140	(41)

	16,231	(5,150)	16,598	(2,567)

Non-finite lived intangible assets:
Trademark	237	—	237	—

	$16,468	$(5,150)	$16,835	$(2,567)

The weighted average lives of intangible assets, by class, are as follows: core deposits 10 years; customer list 10 years; trademark 7 years; covenants not to compete 6 years; and vendor agreements 2 years. The weighted average life of the combined intangible assets is 9 years.

Amortization for the next five years is expected to be:

2006	$2,348
2007	2,135
2008	1,975
2009	1,802
2010	1,519

Back to Contents

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All dollar amounts presented in the tables are in thousands, except per share data)

Note 10 – Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2005 and 2004 were $202.3 million and $149.2 million.

At December 31, 2005, the scheduled maturities of time deposits, including those in denominations of $100,000 or more, are as follows:

Due in 2006	$426,999
Due in 2007	257,638
Due in 2008	172,732
Due in 2009	37,868
Due in 2010	48,247
Thereafter	1,042

Total	$944,526

Note 11 – Short-Term Borrowings

Short-term borrowings and weighted average interest rates consist of the following:

	December 31,
	2005		2004
	Amount	Rate	Amount	Rate

Federal funds purchased	$49,500	4.23%	$42,500	2.49%
Securities sold under repurchase agreements	15,710	1.75%	21,159	1.26%
Interest-bearing demand notes issued to the U.S. Treasury	5,363	3.95%	5,109	1.87%
Federal Home Loan Bank	40,000	4.24%	—	—
Lines of credit	30,000	5.23%	30,000	3.21%

Total	$140,573		$98,768

The securities sold under repurchase agreements represent collateral to the lending party and are obligations of U.S. agencies and corporations. These securities are maintained under Sterling’s control. As of December 31, 2005, Sterling had unused short-term funding commitments totaling $63.5 million.

Back to Contents

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All dollar amounts presented in the tables are in thousands, except per share data)

Note 12 – Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2005	2004

FHLB advances:
Redeemable advances, 3.13%-6.99%, due 2007-2014, with a weighted average interest rate of 5.15% and 5.13% at December 31, 2005 and 2004	$73,544	$73,725
Nonredeemable fixed rate advances, 1.74%-4.78%, due 2006-2009, with a weighted average interest rate of 2.91% and 3.06% at December 31, 2005 and 2004	61,196	111,495
Nonredeemable fixed rate, amortizing advances, 3.00%-4.33%, due 2007-2011, with a weighted average interest rate of 4.23% and 4.27% at December 31, 2005 and 2004	3,810	6,939
Notes payable to two financial institutions, generally with an original maturity of 36 months. Interest rates on the notes range from 4.62% to 5.23%, with a weighted average interest rate of 4.98% and 5.08% at December 31, 2005 and 2004. The notes mature through 2008	18,981	20,772
Note payable with an original term of 36 months due in 2007 with equal monthly principal payments and a variable rate of interest based on the 30 day LIBORrate. The rate resets monthly and was 4.89% and 2.88% at December 31, 2005 and 2004	6,111	9,444
Note payable with an original term of 36 month matured in 2005 with even quarterly principal payments and a fixed rate of interest of 5.25%	—	337
Notes payable with an original term of 24 months due in 2006 with balloon principal payments at maturity and a variable rate of interest based on the 30 day LIBOR rate. The rate resets monthly and was 5.56% at December 31, 2005	5,000	10,000
Note payable due in 2008 with a variable note of interest based on the 30 day LIBOR rate. The rate resets monthly and was 6.71% at December 31, 2005	233	327

	$168,875	$233,039

The contractual maturities of long-term debt as of December 31, 2005, are shown below. Actual maturities may differ from contractual maturities due to the convertible features of the FHLB advances, which may be prepaid by Sterling, in the event the FHLB converts them to adjustable rate.

Due in 2006	$55,899
Due in 2007	42,008
Due in 2008	11,625
Due in 2009	4,126
Due in 2010	35,016
Thereafter	20,201

Total	$168,875

Back to Contents

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(All dollar amounts presented in the tables are in thousands, except per share data)

Note 12 –	Long-Term Debt — (Continued)

Under the terms of the notes payable to financial institutions, Sterling is required to meet certain conditions, including specific financial ratios, as measured on a periodic basis. Sterling was in compliance with these covenants during the periods presented. As of December 31, 2005, Sterling has unused funding commitments from these financial institutions and the FHLB totaling $282.5 million.

Note 13 –	Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts and Corporation-Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts Holding Solely Debentures of the Corporation

Sterling has four non-consolidated subsidiary trusts, Sterling Financial Statutory Trust I, Sterling Financial Statutory Trust II, Sterling Financial Statutory Trust III and Sterling Financial Statutory Trust IV, of which 100% of the common equity is owned by Sterling. The trusts were formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the capital securities) to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of Sterling (the debentures). The debentures held by each trust are the sole assets of that trust. Distributions on the capital securities issued by each trust are payable quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. Sterling has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees.

Sterling has the right, so long as there is no event of default, to defer payments of interest on the debentures by extending the interest payment period for up to 20 consecutive quarterly periods, provided no extension period extends beyond the maturity date. Each installment of interest that would have been due and payable would accrue additional interest. Sterling has not deferred any payments of interest.

A summary of the junior subordinated debentures from Sterling to the subsidiary trusts is as follows:

	December 31,
	2005	2004

Debenture issued to Sterling Financial Statutory Trust I, first redeemable, in whole or part, by Sterling in March 2007. Interest payable quarterly at a floating rate of LIBOR plus 360 basis points (7.56% at December 31, 2005), and matures in 2032	$20,619	$20,619
Debenture issued to Sterling Financial Statutory Trust II, first redeemable, in whole or part, by Sterling in June 2008. Interest payable quarterly at a fixed rate of 5.55%, and matures in 2033	36,083	36,083
Debenture issued to Sterling Financial Statutory Trust III, first redeemable, in whole or part, by Sterling in December 2009. Interest payable quarterly at a fixed rate of 6.00%, and matures in 2034	15,464	15,464
Debenture issued to Sterling Financial Statutory Trust IV, first redeemable, in whole or part, by Sterling in February 2010. Interest payable quarterly at a fixed rate of 6.19% and matures in 2035	15,464	—

	$87,630	$72,166

Back to Contents

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All dollar amounts presented in the tables are in thousands, except per share data)

Note 14 – Income Taxes

The allocation of income taxes between current and deferred is as follows:

	Years Ended December 31,
	2005	2004	2003

Current:
Federal	$16,680	$11,063	$8,813
State	495	552	615

	17,175	11,615	9,428

Deferred:
Federal	(2,286)	212	840
State	206	33	47

	(2,080)	245	887

Total	$15,095	$11,860	$10,315

The reason for the differences between the federal statutory income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,
	2005	2004	2003

Pretax income	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
Tax-exempt interest income	(7.6)%	(9.7)%	(10.7)%
Disallowed interest	0.7%	0.7%	0.8%
Dividends paid deduction	(0.5)%	(0.5)%	—%
Low-income housing credits	(0.1)%	(0.2)%	(0.3)%
State tax (benefit), net of federal impact	0.7%	0.8%	1.1%
Uncertain tax position resolution	(0.6)%	—%	—%
Other, net	0.2%	0.1%	0.3%

Effective tax rates	27.8%	26.2%	26.2%

The income tax provision (benefit) includes $301,000, $725,000, and $179,000 of income taxes relating to realized securities gains (losses) for the years ended December 31, 2005, 2004 and 2003.

Back to Contents

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(All dollar amounts presented in the tables are in thousands, except per share data)

Note 14 – Income Taxes — (Continued)

The significant components of Sterling’s deferred tax assets and liabilities are as follows:

	December 31,
	2005	2004

Deferred tax assets:
Allowance for loan losses	$7,601	$6,772
Employee benefit plans	2,048	1,520
Accrued directors fees	615	627
State net operating loss carryforwards	1,160	630
Restructuring charge reserve	219	499
Securities impairment reserve	57	135
Others	471	632

	12,171	10,815
Valuation allowance	(1,160)	(630)

	11,011	10,185

Deferred tax liabilities:
Leasing	11,026	13,803
Premises and equipment	1,243	921
Deferred loan fees	334	307
Securities accretion and mark to market	2,324	147
Accumulated other comprehensive income	3,099	5,748
Purchase accounting amortization	1,884	2,749
Other	231	157

	20,141	23,832

Net deferred tax liability	$(9,130)	$(13,647)

The net deferred tax liability is included in other liabilities. As of December 31, 2005, Sterling has state net operating loss carry forwards of $17.9 million that expire through the year 2025. Management does not believe that these net operating loss carry forwards will be utilized prior to their expiration, and as such, a valuation allowance has been provided for them.

Note 15 – Commitments and Contingent Liabilities

Credit-Related Financial Instruments – Sterling’s credit-related financial instruments include commitments to extend credit and letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.

Sterling’s exposure to credit loss is represented by the contractual amount of these commitments. Sterling follows the same credit policies in making commitments as it does for on-balance sheet instruments.

The following outstanding instruments have contract amounts that represent credit risk.

	December 31,
	2005	2004

Commitments to extend credit:
Unused home equity lines of credit	$85,803	$79,299
Other commitments to extend credit	444,588	349,488
Standby letters of credit	89,865	88,467

Back to Contents

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(All dollar amounts presented in the tables are in thousands, except per share data)

Note 15 – Commitments and Contingent Liabilities — (Continued)

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

Asset liability management

Sterling enters into derivative transactions principally to manage the risk of price or interest rate movements on the value of certain assets and liabilities and on future cash flows. A summary of the interest rate contracts is as follows:

	December 31, 2005		December 31, 2004
	Notional Amount	Carrying Value	Notional Amount	Carrying Value

Interest rate swap agreements:
Pay fixed/receive floating	$25,000	$(24)	$25,000	$(564)
Pay floating/receive fixed	25,000	(988)	25,000	(378)

Interest rate swaps have been used to hedge cash flow variability related to floating rate assets and liabilities. Gains and losses on derivative instruments reclassified from accumulated other comprehensive income to current-period earnings are included in the line item in which the hedged cash flows are recorded. At December 31, 2005, other comprehensive income included a deferred after-tax unrealized loss of $657,000 versus $606,000 at December 31, 2004. A portion of the amount in other comprehensive income was reclassified from other comprehensive income to the appropriate income statement line item as net settlements occur, as follows:

	Years Ended December 31,
	2005	2004	2003

Interest income-commercial loans	$(8)	$338	$—
Interest expense-borrowed funds	398	870	918

In May 2003, Sterling entered into two equity put options as fair value hedges to protect Sterling from risk that the fair value of its SLM Corporation stock might be adversely impacted by the changes in market price. The two equity put options each cover 30,000 shares of SLM’s stock, one with a valuation date in May 2004 that has since expired with no payment due, and the second with a valuation date of May 2006. If, at the valuation date, the stock price is below the reference price ($33.81), the counterparty will pay the difference between the stock’s price on the valuation date and its reference price to Sterling. Sterling paid $258,000 for these two put options. As

Back to Contents

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(All dollar amounts presented in the tables are in thousands, except per share data)

Note 15 – Commitments and Contingent Liabilities — (Continued)

of December 31, 2005 the fair value was $0 versus $9,000 at December 31, 2004. This change was charged to other non-interest expense. At December 31, 2005, the trading price of the SLM Corporation stock was $55.09.

Customer Related

Sterling enters into interest rate contracts (including interest rate caps and interest rate swap agreements) to facilitate customer transactions and meet their financing needs. This portfolio is actively managed and hedged with offsetting contracts, with identical terms, with third-party counterparties. A summary of the customer related interest rate contracts and offsetting contracts with third-party counterparties is as follows:

	December 31, 2005		December 31, 2004
	Notional Amount	Carrying Value	Notional Amount	Carrying Value

Interest rate swap agreements:
Pay fixed/receive floating	$25,768	$(110)	$11,673	$(72)
Pay floating/receive fixed	25,768	110	11,673	72
Interest rate caps written	28,201	(40)	9,931	(12)
Interest rate caps purchased	28,201	40	9,931	12

Changes in the estimated fair value of customer related contracts and related interest settlements, net of the offsetting counterparty contracts, are recorded in non-interest income. Fees collected from customers for these transactions are recognized over the life of the contract. For the years ended December 31, 2005 and 2004, fees of $32,000 and $14,000 are included in other non-interest income.

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

Note 16 – Stockholders’ Equity and Regulatory Matters

Sterling maintains a dividend reinvestment and stock purchase plan. Under the plan, shareholders may purchase additional shares of Sterling’s common stock at the prevailing market prices with reinvested dividends and voluntary cash payments. Sterling reserved 2,691,650 shares of the corporation’s common stock to be issued under the dividend reinvestment and stock purchase plan. As of December 31, 2005, 2,074,134 shares were available to be issued under the plan.

Sterling also maintains a directors’ stock compensation plan (Directors’ Plan). Under the Directors’ Plan, each non-employee director is entitled to receive shares of Sterling’s common stock each July 1. Sterling reserved 125,000 shares of the corporation’s common stock to be issued under the directors’ stock compensation plan. As of December 31, 2005, 117,370 shares were available to be issued under the plan.

In May 2003, Sterling’s Board of Directors authorized the repurchase of up to 1,303,365 shares of its common stock. Shares repurchased are held for reissuance in connection with Sterling’s stock compensation plans and for general corporate purposes. During 2005 and 2004, Sterling repurchased 290,100 and 93,750 shares of its common stock, at an average price of $20.32, under this repurchase plan. As of December 31, 2005, 802,353 shares remain authorized for repurchase under the plan.

Back to Contents

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(All dollar amounts presented in the tables are in thousands, except per share data)

Note 16 – Stockholders’ Equity and Regulatory Matters — (Continued)

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

Quantitative measures established by regulation to ensure capital adequacy require Sterling and its banking subsidiaries to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined) to average assets (as defined in the Regulations). Management believes, as of December 31, 2005 and 2004, that Sterling and each of the banks met all minimum capital adequacy requirements to which they are subject.

As of December 31, 2005, the most recent notification from the Federal Deposit Insurance Corporation, the banks were categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” institutions must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There have been no conditions or events since the notification that management believes have changed the banks’ category. Sterling’s and the banks’ actual capital amounts and ratios as of December 31, 2005 and 2004 are also presented in the table.

Back to Contents

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(All dollar amounts presented in the tables are in thousands, except per share data)

Note 16 – Stockholders’ Equity and Regulatory Matters — (Continued)

	Actual		Minimum		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio

December 31, 2005
Total capital to risk weighted assets
Sterling (consolidated)	$315,083	13.2%	$191,475	8.0%	$	n/a	n/a
Bank of Lancaster County, N.A.	192,072	12.1%	127,499	8.0%		159,374	10.0%
Bank of Hanover and Trust Company	66,254	12.8%	41,403	8.0%		51,753	10.0%
Pennsylvania State Bank	21,969	11.6%	15,108	8.0%		18,885	10.0%
First National Bank of North East	11,200	13.5%	6,652	8.0%		8,315	10.0%
Delaware Sterling Bank and Trust Company	3,876	51.6%	601	8.0%		751	10.0%
Tier 1 capital to risk weighted assets
Sterling (consolidated)	290,818	12.2%	95,737	4.0%		n/a	n/a
Bank of Lancaster County, N.A.	175,699	11.0%	63,750	4.0%		95,624	6.0%
Bank of Hanover and Trust Company	61,556	11.9%	20,701	4.0%		31,052	6.0%
Pennsylvania State Bank	20,134	10.7%	7,554	4.0%		11,331	6.0%
First National Bank of North East	10,479	12.6%	3,326	4.0%		4,989	6.0%
Delaware Sterling Bank and Trust Company	3,823	50.9%	300	4.0%		451	6.0%
Tier 1 capital to average assets
Sterling (consolidated)	290,818	10.4%	112,424	4.0%		n/a	n/a
Bank of Lancaster County, N.A.	175,699	10.1%	69,924	4.0%		87,405	5.0%
Bank of Hanover and Trust Company	61,556	8.2%	29,940	4.0%		37,425	5.0%
Pennsylvania State Bank	20,134	8.9%	9,057	4.0%		11,321	5.0%
First National Bank of North East	10,479	7.4%	5,683	4.0%		7,104	5.0%
Delaware Sterling Bank and Trust Company	3,823	13.8%	1,110	4.0%		1,388	5.0%

December 31, 2004
Total capital to risk weighted assets
Sterling (consolidated)	$277,271	12.2%	$181,418	8.0%	$	n/a	n/a
Bank of Lancaster County, N.A.	173,363	11.6%	119,285	8.0%		149,107	10.0%
Bank of Hanover and Trust Company	59,097	12.4%	38,165	8.0%		47,706	10.0%
Pennsylvania State Bank	18,188	10.8%	13,471	8.0%		16,839	10.0%
First National Bank of North East	10,388	13.8%	6,035	8.0%		7,543	10.0%
Tier 1 capital to risk weighted assets
Sterling (consolidated)	254,787	11.2%	90,709	4.0%		n/a	n/a
Bank of Lancaster County, N.A.	158,391	10.6%	59,643	4.0%		89,464	6.0%
Bank of Hanover and Trust Company	54,919	11.5%	19,082	4.0%		28,623	6.0%
Pennsylvania State Bank	16,294	9.7%	6,735	4.0%		10,103	6.0%
First National Bank of North East	9,741	12.9%	3,017	4.0%		4,526	6.0%
Tier 1 capital to average assets
Sterling (consolidated)	254,787	10.0%	98,234	4.0%		n/a	n/a
Bank of Lancaster County, N.A.	158,391	9.7%	65,026	4.0%		81,282	5.0%
Bank of Hanover and Trust Company	54,919	8.0%	27,350	4.0%		34,188	5.0%
Pennsylvania State Bank	16,294	8.5%	7,646	4.0%		9,558	5.0%
First National Bank of North East	9,741	7.8%	4,995	4.0%		6,243	5.0%

Back to Contents

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All dollar amounts presented in the tables are in thousands, except per share data)

Note 17 – Employee Benefit Plans

Sterling sponsors a qualified postretirement benefit plan that provides certain healthcare insurance benefits for retired employees who have reached minimum age and years of service eligibility requirements.

The change in benefit obligation and the change in fair value of plan assets related to other postretirement benefits for each of the years in the two-year period ended December 31, 2005, is as follows:

	Other Post-Retirement Benefits
	2005	2004

Change in benefit obligation
Benefit obligation at beginning of year	$2,493	$1,977
Service cost	123	94
Interest cost	138	114
Benefit payments	(46)	(90)
Change in discount rate and plan amendments	(1)	398

Benefit obligation at end of year	2,707	2,493

Change in plan assets
Fair value of plan assets at beginning of year	—	—
Return on plan assets	—	—
Employer contributions	46	90
Benefit payments	(46)	(90)

Fair value of plan assets at end of year	—	—

Reconciliation of funded status
Funded status of plans	(2,707)	(2,493)
Unrecognized net transition obligation	—	73
Unrecognized prior service costs	(127)	129
Unrecognized net losses	867	583

Accrued benefit expense	$(1,967)	$(1,708)

The discount rate used in determining the accrued post retirement benefit expense was 5.50% in 2005 compared to 5.75% in 2004.

The components of the retirement benefit costs are presented below.

	Years Ended December 31,
	2005	2004	2003

Retirement benefit costs
Service cost	$123	$94	$85
Interest cost	138	114	94
Amortization of transition losses	9	9	8
Amortization of unrecognized prior service cost	14	14	14
Actuarial losses	21	—	—

Net retirement benefits costs	$305	$231	$201

Healthcare cost trend rates assumed with respect to other postretirement benefits in measuring the accumulated postretirement benefit were 9.5% at December 31, 2005, grading down 1.0% per year to an ultimate rate of 4.5%. The healthcare cost trend rate assumption has a significant effect on the amounts reported. The

Back to Contents

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(All dollar amounts presented in the tables are in thousands, except per share data)

Note 17 – Employee Benefit Plans — (Continued)

following table reflects the effect of a 1.0% point increase and a 1.0% point decrease in the healthcare cost trend rates.

	1% Point Increase	1% Point Decrease

Effect on total of service and interest cost components	$34	$(29)
Effect on postretirement benefit obligation	254	(223)

The measurement date for the post retirement benefits is September 30th of each year.

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

Under the performance incentive feature of the plan, additional contributions are made to participant accounts for each plan year in an amount determined by the Board of Directors based on achieving certain performance objectives. The performance incentive feature is paid entirely in Sterling common stock. Total expense for the performance incentive feature and employer contributions were $2.3 million, $1.9 million and $1.6 million for the years ended December 31, 2005, 2004 and 2003.

The number of Sterling shares owned at December 31, 2005, in the Sterling Financial 401(k) Retirement Plan totaled 1.5 million shares with an approximate market value of $28.8 million. Dividends totaling approximately $753,000 for the year ended December 31, 2005 were reinvested in additional shares of Sterling common stock.

Sterling’s affiliates have non-qualified supplemental retirement and deferred compensation contracts with certain directors and key employees to provide these individuals with a mechanism to defer a portion of their compensation, provide additional retirement benefits or to provide their beneficiary a benefit in the event of pre-retirement death. At December 31, 2005 and 2004, the present value of the future liability was $5.6 million and $4.7 million. Sterling has funded these plans through the purchase of life insurance policies, which have an aggregate cash surrender value of $8.5 million and $7.2 million at December 31, 2005 and 2004. For the years ended December 31, 2005, 2004 and 2003, $366,000, $476,000 and $94,000, respectively, were charged to expense in connections with these plans.

Note 18 – Stock Compensation

Sterling has an omnibus stock incentive plan (the 1996 Stock Incentive Plan) under which incentive and non-qualified stock options, stock appreciation rights, or restricted stock may be issued. To date, only incentive and non-qualified stock options have been issued under the plan. The options are granted periodically to key employees at a price not less than the fair value of the shares at the date of grant, and have a term of ten years. As of December 31, 2005, Sterling had approximately 524,000 shares of common stock reserved for issuance under the stock incentive plan, which was approved by shareholders.

As currently permitted, Sterling accounts for its stock incentive plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost for option grants are reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if Sterling had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. In addition, the proforma stock based compensation expense was adjusted by the amount actually expensed in 2005 as the result of the accelerations of vesting in 2005.

Back to Contents

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(All dollar amounts presented in the tables are in thousands, except per share data)

Note 18 – Stock Compensation — (Continued)

	Years Ended December 31,
	2005	2004	2003

Net income:
As reported	$39,267	$33,329	$29,059
Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(4,302)	(1,561)	(1,006)

Proforma	$34,965	$31,768	$28,053

Basic earnings per share:
As reported	$1.36	$1.22	$1.10
Proforma	1.21	1.17	1.06

Diluted earnings per share:
As reported	$1.34	$1.21	$1.08
Proforma	1.19	1.15	1.05

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2005	2004	2003

Dividend yield	2.59%	2.70%	3.04%
Risk-free interest rate	3.94%	3.53%	3.70%
Expected life (in years)	7	7	7
Expected volatility	35.7%	39.2%	41.4%

Back to Contents

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(All dollar amounts presented in the tables are in thousands, except per share data)

Note 18 – Stock Compensation — (Continued)

A summary of the status of Sterling’s stock option plans is presented below:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at January 1	1,541,787	$13.92	1,224,650	$12.75	1,014,345	$11.84
Granted	367,688	20.94	328,517	18.98	380,194	14.36
Options assumed in acquisition	—	—	193,647	9.65	—	—
Exercised	(208,792)	11.12	(194,909)	10.81	(149,420)	10.50
Forfeited	(11,895)	18.17	(10,118)	14.52	(20,469)	13.99

Outstanding at December 31	1,688,788	15.77	1,541,787	13.92	1,224,650	12.75

Options exercisable at December 31	1,688,788	15.77	892,690	12.14	605,841	12.41
Weighted average fair value of options granted during period		$6.86		$6.49		$4.96

Information pertaining to options outstanding at December 31, 2005, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)

$ 5.00 – $ 5.99	2,025	$5.34	.98	2,025	$5.34	.98
7.00 – 7.99	9,626	7.51	5.01	9,626	7.51	5.01
8.00 – 8.99	140,188	8.63	5.26	140,188	8.63	5.26
9.00 – 9.99	41,829	9.45	5.49	41,829	9.45	5.49
10.00 – 10.99	21,758	10.08	7.50	21,758	10.08	7.50
11.00 – 11.99	256,290	11.86	5.62	256,290	11.86	5.62
12.00 – 12.99	120	12.34	3.96	120	12.34	3.96
13.00 – 13.99	8,484	13.50	8.19	8,484	13.50	8.19
14.00 – 14.99	394,482	14.30	6.28	394,482	14.30	6.28
15.00 – 15.99	15,625	15.40	7.27	15,625	15.40	7.27
17.00 – 17.99	114,235	17.42	3.96	114,235	17.42	3.96
18.00 – 18.99	322,688	18.98	8.16	322,688	18.98	8.16
20.00 – 20.99	361,438	20.94	9.40	361,438	20.94	9.40

	1,688,788	$15.77	6.97	1,688,788	$15.77	6.97

Note 19 – Related Party Transactions

Certain directors and officers of Sterling Financial Corporation and its subsidiaries, their immediate families and companies in which they are principal owners (more than 10%), were indebted to the subsidiary banks during 2005 and 2004. All loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, in the opinion of the management of the banks, do not involve more than a normal risk of collectibility or present other unfavorable features. Total loans to these persons at December 31, 2005 and 2004 amounted to $16.8 million and $11.2 million, respectively. During 2005, $9.8 million of new loans were made and repayments totaled $4.2 million. Unfunded commitments to these persons at December 31, 2005 and 2004 totaled $4.5 million and $3.2 million, respectively.

Back to Contents

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All dollar amounts presented in the tables are in thousands, except per share data)

Note 20 – Restrictions on Dividends, Loans and Advances

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made to Sterling by its subsidiary banks. The amount of dividends that may be paid from the subsidiary banks to Sterling totaled $74.7 million at December 31, 2005. However, dividends paid by the subsidiary banks would be prohibited if the effect thereof would cause the banks’ capital to be reduced below applicable minimum capital requirements.

Under current Federal Reserve regulations, the subsidiary banks are limited to the amounts they may loan to their affiliates, including Sterling. Covered transactions, including loans, with a single affiliate, may not exceed 10%, and the aggregate of all covered transactions with all affiliates may not exceed 20%, of each bank subsidiary’s capital and surplus (as defined by regulation).

Note 21 – Fair Value of Financial Instruments

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for Sterling’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. FASB Statement No. 107.

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

Deposit liabilities: The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings and certain types of money market accounts) are, by definition, equal to the amount payable on

Back to Contents

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(All dollar amounts presented in the tables are in thousands, except per share data)

Note 21 – Fair Value of Financial Instruments — (Continued)

demand at the reporting date (i.e. their carrying amount). Fair values for fixed-rate certificates of deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

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

Off-balance sheet instruments: Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair values of off-balance sheet instruments are not significant at December 31, 2005 and 2004.

The estimated fair values and related carrying or notional amounts of Sterling’s financial instruments are as follows:

	December 31,
	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets:
Cash and cash equivalents	$109,712	$109,712	$82,855	$82,855
Interest-bearing deposits in banks	5,690	5,690	5,813	5,813
Short-term investments	2,156	2,156	6,542	6,542
Mortgage loans held for sale	3,200	3,200	4,345	4,345
Securities held-to-maturity	28,891	29,169	34,152	34,919
Securities available-for-sale	455,117	455,117	467,519	467,519
Loans, net	1,959,606	1,941,242	1,765,492	1,784,522
Accrued interest receivable	12,304	12,304	11,407	11,407
Mortgage servicing rights	3,011	5,974	2,697	4,180
Derivative assets	707	707	93	93

Financial Liabilities:
Deposits	$2,226,287	$2,230,485	$2,015,394	$2,023,299
Short-term borrowings	140,573	140,573	98,768	98,768
Long-term debt	168,875	130,578	233,039	244,340
Subordinated notes payable	87,630	89,653	72,166	77,003
Accrued interest payable	8,821	8,821	6,375	6,375
Derivative liabilities	1,719	1,719	1,026	1,026

Back to Contents

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All dollar amounts presented in the tables are in thousands, except per share data)

Note 22 – Condensed Financial Statements of Parent Company

Financial information pertaining only to Sterling Financial Corporation is as follows:

	December 31,
	2005	2004

Balance Sheets
Assets
Cash and cash equivalents	$10,094	$2,387
Securities available for sale	2,412	3,051
Investment in:
Bank subsidiaries	328,962	302,980
Nonbank subsidiaries	43,727	41,743
Due from affiliates	30	42
Other assets	13,992	20,382

Total assets	$399,217	$370,585

Liabilities
Long-term debt	$5,000	$10,337
Subordinated debentures	87,630	72,166
Other liabilities	8,501	6,138

Total liabilities	101,131	88,641

Stockholders’ equity	298,086	281,944

Total liabilities and stockholders’ equity	$399,217	$370,585

	Years Ended December 31,
	2005	2004	2003

Statements of Income
Income:
Dividends from banking subsidiaries	$18,250	$17,440	$10,630
Dividends from nonbanking subsidiaries	2,809	6,255	60
Dividends on securities available-for-sale	54	60	56
Gains on securities available-for-sale	118	167	31
Management fees from subsidiaries	28,322	23,685	19,869
Other	413	169	311

Total income	49,966	47,776	30,957

Expenses:
Interest expense	5,676	3,485	2,333
Operating expenses	32,260	26,683	22,862

Total expense	37,936	30,168	25,195
Income before income taxes and equity in undistributed
net income of subsidiaries	12,030	17,608	5,762
Income tax expense (benefit)	(3,421)	(2,334)	(1,780)

	15,451	19,942	7,542

Equity in undistributed income of:
Banking subsidiaries	25,362	16,770	21,085
Other subsidiaries	(1,546)	(3,383)	432

Net income	$39,267	$33,329	$29,059

Back to Contents

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(All dollar amounts presented in the tables are in thousands, except per share data)

Note 22 – Condensed Financial Statements of Parent Company — (Continued)

	Years Ended December 31,
	2005	2004	2003

Statements of Cash Flows
Cash flows from operating activities:
Net income	$39,267	$33,329	$29,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,126	751	267
Equity in undistributed net income of subsidiaries	(23,816)	(13,385)	(21,517)
Gains on securities available-for-sale	(118)	(167)	(31)
Decrease (increase) in other assets	2,800	(10,015)	(3,255)
Increase (decrease) in other liabilities	2,583	1,818	(259)
Other	—	—	(67)

Net cash provided by operating activities	21,842	12,331	4,197

Cash flows investing activities:
Purchases of securities available-for-sale	—	—	(300)
Proceeds from sales and maturities of securities available-for-sale	367	311	72
Investment in and advances to banking subsidiaries	(1,966)	(15,438)	(11,750)
Investment in nonbanking subsidiaries	(1,217)	(8,708)	(9,756)
Purchase of premises and equipment	(2,649)	(1,267)	(3,164)

Net cash used in investing activities	(5,465)	(25,102)	(24,898)

Cash flows from financing activities:
Proceeds from subordinated note from subsidiary	15,464	15,464	36,083
Proceeds from long-term debt	—	5,000	—
Repayment of long-term debt	(5,337)	(1,332)	(1,332)
Proceeds from issuance of common stock	138	482	336
Cash dividends on common stock	(15,289)	(13,206)	(11,671)
Cash paid in lieu of fractional shares	(31)	(33)	—
Purchases of treasury stock	(6,092)	(1,707)	(3,459)
Proceeds from issuance of treasury stock	2,477	1,857	2,121

Net cash provided by (used in) financing activities	(8,670)	6,525	22,078

Increase (decrease) in cash	7,707	(6,246)	1,377
Cash:
Beginning of year	2,387	8,633	7,256

End of year	$10,094	$2,387	$8,633

Note 23 – Segment Reporting

Sterling operates five major lines of business: Community Banking and Related Services; Leasing; Commercial Finance; Trust and Investment Services; and Insurance Related Services.

Back to Contents

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(All dollar amounts presented in the tables are in thousands, except per share data)

Note 23 – Segment Reporting — (Continued)

Information about reportable segments and reconciliation of such information to the consolidated financial statements follows:

	Community Banking & Related Services	Leasing	Commercial Finance	Trust and Investment Services	Insurance Related Services	Inter- Segment Elimination	Consolidated Totals

Year ended December 31, 2005
Interest and dividend income	$141,252	$12,923	$35,511	$61	$66	$(17,603)	$172,210
Interest expense	55,162	9,936	10,403	7	16	(17,603)	57,921
Provision for loan losses	3,615	638	130	—	—	—	4,383
Non-interest income	17,603	29,416	1,419	12,405	7,047	(54)	67,836
Non-interest expenses	73,832	28,594	2,927	10,622	7,459	(54)	123,380
Income before income taxes	26,246	3,171	23,470	1,837	(362)	—	54,362
Income tax expenses	4,814	1,251	8,409	734	(113)	—	15,095
Net income	21,432	1,920	15,061	1,103	(249)	—	39,267
Assets	2,807,269	291,583	253,753	23,624	18,530	(429,022)	2,965,737

Year ended December 31, 2004
Interest and dividend income	$110,643	$10,876	$27,677	$34	$25	$(11,573)	$137,682
Interest expense	37,990	7,867	5,948	8	25	(11,573)	40,265
Provision for loan losses	2,381	1,422	635	—	—	—	4,438
Non-interest income	15,296	26,725	320	12,409	4,546	—	59,296
Non-interest expenses	63,395	26,255	2,684	10,630	4,122	—	107,086
Income before income taxes	22,173	2,057	18,730	1,805	424	—	45,189
Income tax expenses	3,379	824	6,766	709	182	—	11,860
Net income (loss)	18,794	1,233	11,964	1,096	242	—	33,329
Assets	2,596,552	241,304	210,690	22,622	18,541	(346,947)	2,742,762

Year ended December 31, 2003
Interest and dividend income	$107,344	$9,085	$19,469	$29	$26	$(8,879)	$127,074
Interest expense	38,570	7,330	4,128	7	—	(8,879)	41,156
Provision for loan losses	2,352	1,345	—	—	—	—	3,697
Non-interest income	15,333	26,869	255	6,945	319	—	49,721
Non-interest expenses	57,930	25,867	2,479	6,034	258	—	92,568
Income before income taxes	23,825	1,412	13,117	933	87	—	39,374
Income tax expenses	4,387	530	4,881	385	132	—	10,315
Net income	19,438	882	8,236	548	(45)	—	29,059
Assets	2,246,298	203,906	160,142	19,385	3,387	(289,601)	2,343,517

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

The Commercial Finance segment specializes in financing forestry and land-clearing equipment through more than 150 equipment dealer locations ranging from Maine to Florida. Major revenue source is net interest income. Expenses include personnel and support charges.

Back to Contents

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(All dollar amounts presented in the tables are in thousands, except per share data)

Note 23 – Segment Reporting — (Continued)

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

Back to Contents

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All dollar amounts presented in the tables are in thousands, except per share data)

Note 24 – Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations:

	Three Months Ended
	December 31	September 30	June 30	March 31

2005
Interest and dividend income	$46,170	$44,288	$42,019	$39,733
Interest expense	16,620	15,434	13,710	12,157
Net interest income	29,550	28,854	28,309	27,576
Provision for loan losses	1,354	1,532	1,140	357
Securities gains	372	241	114	134
Non-interest income	17,593	16,756	17,035	15,591
Non-interest expense	31,730	30,777	30,766	30,107
Income before income taxes	14,431	13,542	13,552	12,837
Income tax expense	4,213	3,456	3,868	3,558
Net income	10,218	10,086	9,684	9,279
Per share information:
Basic earnings per share	$0.35	$0.35	$0.34	$0.32
Diluted earnings per share	0.35	0.34	0.33	0.32
Dividends declared	0.140	0.140	0.130	0.128

2004
Interest and dividend income	$37,194	$35,041	$33,205	$32,242
Interest expense	11,021	10,084	9,485	9,675
Net interest income	26,173	24,957	23,720	22,567
Provision for loan losses	779	2,030	915	714
Securities gains	15	1,025	514	517
Non-interest income	15,715	15,023	13,801	12,686
Non-interest expense	28,821	27,374	25,919	24,972
Income before income taxes	12,303	11,601	11,201	10,084
Income tax expense	3,319	3,101	2,985	2,455
Net income	8,984	8,500	8,216	7,629
Per share information:
Basic earnings per share	$0.32	$0.31	$0.30	$0.29
Diluted earnings per share	0.32	0.30	0.30	0.28
Dividends declared	0.128	0.128	0.120	0.120

Back to Contents

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A – Controls and Procedures

Sterling’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have concluded that the corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of the end of the period covered by this Report, were effective as of such date at the reasonable assurance level as discussed below to ensure that information required to be disclosed by Sterling in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to Sterling’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The CEO and CFO have evaluated the changes to Sterling’s internal controls over financial reporting that occurred during Sterling’s fiscal year ended December 31, 2005, as required by paragraph (d) Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no changes that materially affected, or are reasonably likely to materially affect, Sterling’s internal controls over financial reporting.

Item 9B – Other Information

Not applicable.

Back to Contents

Part III

Item 10 – Directors and Executive Officers of the Registrant

The information required by this Item is incorporated by reference to Sterling’s definitive proxy statement for the 2006 Annual Meeting of Shareholders, under the headings “Election of Directors”, “Executive Officers”, “Board of Directors and Board Committees”, “Director Nomination Process”, and “Section 16(a) Beneficial Ownership Reporting Compliance”.

On February 28, 2006, Sterling’s Board of Directors adopted a new Code of Ethics that replaces Sterling’s prior Code of Ethics. The Code of Ethics was filed with the SEC on February 28, 2006 as Exhibit 14.1 to Form 8-K and is posted on Sterling’s website at www.sterlingfi.com. The Code applies to Sterling’s Directors, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Controller, and persons performing similar functions. Sterling will disclose any amendments or waivers to our Code of Ethics on our website and on Form 8-K, as required.

Item 11 – Executive Compensation

The information required by this Item is incorporated by reference to Sterling’s definitive proxy statement for the 2006 Annual Meeting of Shareholders, under the headings “Executive Compensation”, “Compensation of Directors”, “Executive Employment Agreements”, “Change of Control Agreement”, “Compensation Committee Interlocks and Insider Participation”, “Management Development and Compensation Committee Report on Executive Compensation”, and “Shareholder Return Performance Graph”.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to Sterling’s definitive proxy statement for the 2006 Annual Meeting of Shareholders, under the headings “Securities Authorized for Issuance Under Equity Compensation Plans”, and “Stock Ownership”.

Item 13 – Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to Sterling’s definitive proxy statement for the 2006 Annual Meeting of Shareholders, under the heading “Certain Relationships and Related Transactions” and Note 19 to the Consolidated Financial Statements contained in this Form 10-K.

Item 14 – Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to Sterling’s definitive proxy statement for the 2006 Annual Meeting of Shareholders, under the headings “Audit and Non-Audit Fees”, and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services”.

Back to Contents

Part IV

Item 15 – Exhibits and Financial Schedules

(a)	The following documents are filed as part of this report:

The financial statements listed on the index set forth in Item 8 of this Annual Report on Form 10-K are filed as part of this Annual Report.

Financial statement schedules – all schedules are omitted because they are either not applicable, the data is not significant or the required information is shown in the financial statements or the notes thereto or elsewhere herein.

(b)	Exhibits – the following is a list of Exhibits required by Item 601 of Regulation S-K and are incorporated herein by reference are attached to this Annual Report.

3(i)	Amended Articles of Incorporation. (Incorporated by reference to Exhibit 3(i) to Registrant’s Current Report on Form 8-K, dated April 30, 2002, filed with the Commission on May 15, 2002.)

3(ii)	Amended Bylaws. (Incorporated by reference to Exhibit 3(ii) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed with the Commission on May 10, 2005.)

10.1	1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.3 of Registration Segment No. 333-28065 on Form S-8, filed with the Commission on May 30, 1997.)

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

10.9
Employment Agreement, dated as of February 28, 2002, between Sterling Financial Corporation, Bank of Lancaster County, N.A. and J. Bradley Scovill. (Incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on March 27, 2002.) Amended by the Waiver of Rights Under and Amendment to Employment Agreement, dated April 25, 2005, between Sterling Financial Corporation, Bank of Lancaster County, N.A. and J. Bradley Scovill. (Incorporated by reference to Exhibit 10.9 to Registrant’s Current Report on Form 8-K, dated April 25, 2005, filed with the Commission on April 25, 2005.)

Back to Contents

10.10
Change in Control Agreement, dated as of July 27, 2000, between Sterling Financial Corporation, Bank of Hanover, and Chad M. Clabaugh (Incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K, dated December 31, 2002, and filed with the Commission on March 27, 2003.)

10.11
Employment Agreement, dated as of December 1, 2000, between Sterling Financial Corporation, Bank of Lancaster County, N.A., and Gregory S. Lefever. (Incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K, dated December 31, 2003, and filed with the commission on March 12, 2004.)

10.12
Employment Agreement dated May 16, 2005, between Registrant and Tito L. Lima. (Incorporated by reference to Exhibit 10.12 to Registrant’s Current Report on Form 8-K, as amended, filed with the Commission on May 19, 2005.)

11	Statement re: Computation of per Share Earnings – See Note 1, Summary of Significant Accounting Policies, included in this Annual Report on Form 10-K.

14	Code of Ethics (Incorporated by reference to Exhibit 14.1 to Registrant’s Current Report on Form 8-K, dated February 28,2006, and filed with the Commission February 28,2006.

21	Subsidiaries of the Registrant

23	Consent of Ernst & Young LLP

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	–Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	–Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to 906 of the Sarbanes-Oxley Act of 2002

Copies of the Exhibits referenced above will be provided to Shareholders without charge by writing to Investor Relations, Sterling Financial Corporation, 101 North Pointe Boulevard, Lancaster, PA 17601-4133.

Back to Contents

Signatures

Pursuant to the requirements of section 13 or 15(d) of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING FINANCIAL CORPORATION

By:	/s/ J. ROGER MOYER, JR.

J. Roger Moyer, Jr.
President and Chief Executive Officer

Signature	Title	Date

/s/ GLENN R. WALZ (Glenn R. Walz)	Chairman of the Board	March 13, 2006

/s/ J. ROGER MOYER, JR. (J. Roger Moyer, Jr.)	President and Chief Executive Officer, Director	March 13, 2006

/s/ TITO L. LIMA (Tito L. Lima)	Chief Financial Officer and Treasurer	March 13, 2006

/s/ MARYANN D. DETWILER (MaryAnn D. Detwiler)	Vice President and Chief Accounting Officer	March 13, 2006

/s/ RICHARD H. ALBRIGHT, JR. (Richard H. Albright, Jr.)	Director	March 13, 2006

/s/ MICHAEL A. CARENZO (Michael A. Carenzo)	Director	March 13, 2006

/s/ ANTHONY D. CHIVINSKI (Anthony D. Chivinski)	Director	March 13, 2006

/s/ BERTRAM F. ELSNER (Bertram F. Elsner)	Director	March 13, 2006

/s/ HOWARD E. GROFF, JR. (Howard E. Groff, Jr.)	Director	March 13, 2006

/s/ JOAN R. HENDERSON (Joan R. Henderson)	Director	March 13, 2006

/s/ TERRENCE L. HORMEL (Terrence L. Hormel)	Director	March 13, 2006

/s/ DAVID E. HOSLER (David E. Hosler)	Director	March 13, 2006

/s/ WILLIAM E. MILLER, JR. (William E. Miller Jr.)	Director	March 13, 2006

/s/ W. GARTH SPRECHER (W. Garth Sprecher)	Director	March 13, 2006

/s/ JOHN E. STEFAN (John E. Stefan)	Director	March 13, 2006