Form 10-Q
period 2006-03-31
STERLING FINANCIAL CORP /PA/
filed 2006-05-10
CIK 811671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

Or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number   0-16276

STERLING FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-2449551 (I.R.S. Employer Identification No.)

101 North Pointe Boulevard, Lancaster, Pennsylvania (Address of principal executive offices)	17601-4133 (Zip Code)

(717) 581-6030

Registrant’s Telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $5.00 Par Value – 28,741,749 shares outstanding as of April 28, 2006.

Sterling Financial Corporation and Subsidiaries

Back to Index

Part I – Financial Information

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Dollars in thousand)	March 31, 2006	December 31, 2005

Assets
Cash and due from banks	$70,036	$79,509
Federal funds sold	38,093	30,203

Cash and cash equivalents	108,129	109,712
Interest-bearing deposits in banks	5,606	5,690
Short-term investments	3,271	2,156
Mortgage loans held for sale	4,023	3,200
Securities held-to-maturity (fair value 2006 - $27,520; 2005 - $29,169)	27,312	28,891
Securities available-for-sale	453,685	455,117
Loans, net of unearned income	2,164,427	2,104,086
Allowance for loan losses	(21,434)	(21,003)

Net loans	2,142,993	2,083,083
Premises and equipment, net	44,937	43,498
Assets held for operating lease, net	78,857	73,636
Other real estate owned	75	60
Goodwill	78,742	78,764
Intangible assets	10,721	11,318
Mortgage servicing rights	3,041	3,011
Accrued interest receivable	11,860	12,304
Other assets	40,588	55,297

Total assets	$3,013,840	$2,965,737

Liabilities
Deposits:
Non-interest bearing	$304,513	$304,475
NOW and money market	744,112	746,262
Savings	235,388	231,024
Time	990,892	944,526

Total deposits	2,274,905	2,226,287

Short-term borrowings	147,588	140,573
Long-term debt	164,181	168,875
Subordinated notes payable	87,630	87,630
Accrued interest payable	9,210	8,821
Other liabilities	31,913	35,465

Total liabilities	2,715,427	2,667,651

Stockholders’ equity
Preferred stock, no par value, 10.0 million shares authorized; no shares issued or outstanding	—	—
Common stock - $5.00 par value, 70.0 million shares authorized; issued: 2006 – 29,137,807 shares; 2005 – 29,138,357 shares	145,689	145,692
Capital surplus	79,089	79,351
Escrowed shares (2006 - 180,007 shares; 2005 - 180,007 shares)	(2,926)	(2,926)
Retained earnings	78,953	72,849
Accumulated other comprehensive income	2,509	4,042
Common stock in treasury, at cost (2006 – 233,978 shares; 2005 - 45,121 shares)	(4,901)	(922)

Total stockholders’ equity	298,413	298,086

Total liabilities and stockholders’ equity	$3,013,840	$2,965,737

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,

(Dollars in thousands, except per share data)	2006	2005

Interest and dividend income
Loans, including fees	$41,892	$34,071
Debt securities:
Taxable	2,605	2,813
Tax-exempt	2,634	2,614
Dividends	177	196
Federal funds sold	79	12
Short-term investments	57	27

Total interest and dividend income	47,444	39,733

Interest expense
Deposits	13,023	8,129
Short-term borrowings	1,525	670
Long-term debt	1,747	2,222
Subordinated notes payable	1,406	1,136

Total interest expense	17,701	12,157

Net interest income	29,743	27,576
Provision for loan losses	1,125	357

Net interest income after provision for loan losses	28,618	27,219

Non-interest income
Trust and investment management income	2,413	2,292
Service charges on deposit accounts	2,133	1,906
Other service charges, commissions and fees	1,321	1,084
Brokerage fees and commissions	882	852
Insurance commissions and fees	1,628	1,832
Mortgage banking income	476	287
Rental income on operating leases	7,515	6,764
Other operating income	1,282	574
Securities gains, net	302	134

Total non-interest income	17,952	15,725

Non-interest expenses
Salaries and employee benefits	14,881	13,878
Net occupancy	1,635	1,616
Furniture and equipment	2,043	1,903
Professional services	949	952
Depreciation on operating lease assets	6,221	5,624
Taxes other than income	589	708
Intangible asset amortization	620	691
Other	5,308	4,735

Total non-interest expenses	32,246	30,107

Income before income taxes	14,324	12,837
Income tax expenses	4,167	3,558

Net income	$10,157	$9,279

Per share information:
Basic earnings per share	$0.35	$0.32
Diluted earnings per share	0.35	0.32
Dividends declared	0.140	0.128

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(Dollars in thousands)	Common Shares Issued and Outstanding	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury and Escrowed Stock	Total

Balance, December 31, 2005	28,913,229	$145,692	$79,351	$72,849	$4,042	$(3,848)	$298,086
Comprehensive income:
Net income	—	—	—	10,157	—	—	10,157
Other comprehensive income:
Change in net unrealized gain on securities AFS, net of reclassification adjustment and tax effects	—	—	—	—	(1,443)	—	(1,443)
Change in unrealized gains (losses) on interest rate swaps	—	—	—	—	(90)	—	(90)

Total comprehensive income							8,624

Common Stock Issued:
Other	(550)	(3)	—	—	—	—	(3)
Treasury stock issued:
Stock options	46,055	—	(262)	—	—	941	679
Other	88	—	—	—	—	2	2
Purchase of treasury stock	(235,000)	—	—	—	—	(4,922)	(4,922)
Cash dividends declared	—	—	—	(4,053)	—	—	(4,053)

Balance, March 31, 2006	28,723,822	$145,689	$79,089	$78,953	$2,509	$(7,827)	$298,413

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,

(Dollars in thousands)	2006	2005

Cash Flows From Operating Activities
Net income	$10,157	$9,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,560	6,837
Accretion and amortization of investment securities	(60)	96
Amortization of intangible assets	619	691
Provision for loan losses	1,125	357
Gains on sale of finance receivables and leases	(271)	(17)
Net gains on sale of securities available-for-sale	(302)	(134)
Gains on sale of mortgage loans held for sale	(108)	(79)
Proceeds from sales of mortgage loans held for sale	16,168	17,547
Originations of mortgage loans held for sale	(16,883)	(18,670)
Change in operating assets and liabilities:
Decrease in accrued interest receivable	444	16
Decrease in other assets	14,679	10,463
Increase in accrued interest payable	389	588
Increase (decrease) in other liabilities	(2,845)	932

Net cash provided by operating activities	30,672	27,906

Cash Flows From Investing Activities
Net decrease in interest-bearing deposits in other banks	84	225
Net (increase) decrease in short-term investments	(1,115)	4,444
Proceeds from sales of securities available-for-sale	4,801	8,853
Proceeds from maturities or calls of securities held-to-maturity	4,407	2,744
Proceeds from maturities or calls of securities available-for-sale	13,530	14,560
Purchases of securities held-to-maturity	(2,826)	(2,001)
Purchases of securities available-for-sale	(18,762)	(23,916)
Net loans and direct finance leases made to customers	(72,993)	(51,359)
Proceeds from sales of finance receivables and leases	12,214	2,690
Purchases of equipment acquired for operating leases, net	(11,442)	(12,557)
Purchases of premises and equipment	(2,847)	(841)
Proceeds from sale of premises and equipment	68	1,172
Other	—	36

Net cash used by investing activities	(74,881)	(55,950)

Cash Flows From Financing Activities
Net increase in deposits	48,618	42,575
Net increase (decrease) in short-term borrowings	7,015	(38,106)
Repayment of long-term debt	(4,693)	(6,985)
Proceeds from issuance of subordinated notes payable	—	15,464
Proceeds from issuance of common stock	—	138
Cash dividends	(4,070)	(3,726)
Purchase of treasury stock	(4,922)	(4,063)
Proceeds from issuance of treasury stock	678	788

Net cash provided by financing activities	42,626	6,085

Net change in cash and cash equivalents	(1,583)	(21,959)
Cash and Cash Equivalents
Beginning of period	109,712	82,855

End of period	$108,129	$60,896

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation – The accompanying unaudited consolidated financial statements of Sterling Financial Corporation and its wholly-owned subsidiaries have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.

Operating results for the quarter ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

For further information, refer to the audited consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K, for the year ended December 31, 2005.

The consolidated financial statements and footnotes thereto of Sterling Financial Corporation (Sterling) include the accounts of its wholly-owned subsidiaries, Bank of Lancaster County, N.A. (Bank of Lancaster County), First National Bank of North East (First National), Bank of Hanover and Trust Company (Bank of Hanover), Pennsylvania State Bank, Delaware Sterling Bank & Trust Company (Delaware Sterling), HOVB Investment Co., T&C Leasing, Inc. (T&C), Pennbanks Insurance Company, SPC, Church Capital Management, LLC, Bainbridge Securities, Inc., Corporate Healthcare Strategies, LLC (d/b/a StoudtAdvisors), Lancaster Insurance Group, LLC and Sterling Mortgage Services, Inc. (inactive). The unaudited consolidated financial statements also include Town & Country Leasing, LLC (Town & Country), Sterling Financial Trust Company, Equipment Finance, LLC (EFI) and Sterling Community Development Corporation, LLC, all wholly-owned subsidiaries of Bank of Lancaster County. All significant intercompany balances and transactions have been eliminated in consolidation.

Earnings Per Share - Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect the impact of additional common shares that would have been outstanding if potential dilutive common shares had been issued. Potential common shares that may be issued by Sterling used in the dilutive per share calculation consist solely of outstanding stock options and are determined using the treasury stock method.

Earnings per common share for the three months ended March 31, 2006 and 2005 have been computed based on the following:

	Three Months Ended March 31,

	2006	2005

	(dollars in thousands, except per share data)

Net income available to common stockholders	$10,157	$9,279

Average number of shares outstanding	28,863,618	28,859,558
Effect of dilutive stock options	419,517	515,388

Average number of shares outstanding used to calculate
Diluted earnings per share	29,283,135	29,374,946

Per share information:
Basic earnings per share	$0.35	$0.32
Diluted earnings per share	0.35	0.32

Back to Index

Comprehensive Income - Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, interest rate derivatives, and their related tax effects, are reported with net income, as separate components of accumulated other comprehensive income in the equity section of the balance sheet.

The components of accumulated other comprehensive income and related tax effects are as follows:

	Three Months Ended March 31,

	2006	2005

	(in thousands)

Net income	$10,157	$9,279

Other comprehensive income (net of tax):
Change in unrealized holding gains (losses) on available-for-sale securities	(1,921)	(7,700)
Tax effect	674	2,715
Reclassification adjustment for securities (gains) in income	(302)	(134)
Tax effect	106	47
Unrealized gains (losses) on derivatives used in cash flow hedging relationships	(138)	(238)
Tax effect	48	80

	(1,533)	(5,230)

Comprehensive income	$8,624	$4,049

The ending accumulated balances for each item included in accumulated other comprehensive income, net of related income taxes, were as follows:

	March 31, 2006	December 31, 2005

	(in thousands)

Accumulated unrealized gains on securities available-for-sale	$3,256	$4,699
Accumulated unrealized losses on derivatives used in cash flow hedging relationships	(747)	(657)

	$2,509	$4,042

Recent Accounting Pronouncements – In May 2005, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards No. 154 “Accounting Changes and Error Corrections”, (Statement No. 154). This statement replaces Accounting Principles Board (APB) Opinion No. 20, “Accounting Changes”, and Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. Statement No. 154 was adopted as required on January 1, 2006 and did not materially impact results of operation and financial condition.

In February 2006, the FASB issued Financial Accounting Standards No. 155 (Statement No. 155), “Accounting for Certain Hybrid Financial Instruments”. Statement No. 155 amends Financial Accounting Standards Nos. 133 and 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Management is currently evaluating the impact of Statement No. 155, and anticipates that it will not have a material impact on results of operation and financial condition.

Back to Index

In March 2006, FASB issued Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets”, (Statement No. 156). This statement amends Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, to permit entities to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings, or amortize servicing rights in proportion to and over the estimated net servicing income or loss and, assess the rights for impairment or the need for an increased obligation. Statement No. 156 is effective for separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s first fiscal year, provided the entity has not yet issued financial statements for any interim period of that fiscal year. Management is currently evaluating Statement No. 155 and does not anticipate that it will materially impact results of operation and financial condition, upon adoption on January 1, 2007.

Note 2 - Business Combinations

Infinity Investment Advisors – In December 2005, Sterling acquired, through its affiliate, Church Capital Management, LLC, the assets of Infinity Investment Advisors. Infinity Investment Advisors is headquartered in Hershey, Pennsylvania. As a result of the acquisition, Infinity was integrated into Church Capital Management and has added product diversification to Sterling’s existing customers.

The transaction was accounted for under the provisions of Financial Accounting Standards No. 141, “Business Combinations”, (Statement No. 141). The purchase price allocation included $256,000 to finite-lived intangible assets, including $197,000 to customer lists and $59,000 to covenants not to compete. The intangible assets have lives ranging from 5 to 12 years. The remaining $44,000 of the purchase price was assigned to goodwill within the Investment Services segment. The goodwill is amortized for tax purposes, but not for accounting purposes, absent impairment.

Note 3 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2006 are as follows:

	Community Banking	Commercial Finance	Trust and Investment Services	Insurance Related Services	Total

	(in thousands)

Balance, January 1, 2006	$34,747	$17,220	$15,804	$10,993	$78,764
Impairment losses	—	—	—	—	—
Amortization of goodwill from branch purchase	(22)	—	—	—	(22)

Balance, March 31, 2006	$34,725	$17,220	$15,804	$10,993	$78,742

A summary of intangible assets is as follows:

	March 31, 2006		December 31, 2005

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

	(in thousands)

Finite lived assets:
Core deposit intangibles	$4,163	$(1,829)	$4,163	$(1,702)
Customer lists	10,210	(3,190)	10,210	(2,803)
Trademark	480	(166)	480	(149)
Covenants not to compete	1,238	(434)	1,238	(385)
Vendor agreements	140	(128)	140	(111)

	16,231	(5,747)	16,231	(5,150)

Non-finite lived assets:
Trademark	237	—	237	—

	$16,468	$(5,747)	$16,468	$(5,150)

Back to Index

Note 4 – Stock Based Compensation

Sterling maintains an omnibus stock incentive plan (the 1996 Stock Incentive Plan) under which incentive and non-qualified stock options, stock appreciation rights, or restricted stock may be issued. To date, only incentive and non-qualified stock options have been issued under the plan. The options are granted periodically to key employees at a price not less than the fair value of the shares at the date of grant, and have a term of ten years. As of March 31, 2006, Sterling had approximately 524,000 shares of common stock reserved for issuance under the stock incentive plan, which was approved by shareholders.

The following table illustrates the effect on net income and earnings per share if Sterling had applied the fair value recognition provisions of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (Statement No. 123), to share-based employee compensation for the period ended March 31, 2005:

March 31, 2005

Net income:	(dollars in thousands except per share data)
As reported	$9,279
Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effect	(378)

Proforma	$8,901

Basic earnings per share:
As reported	$0.32
Proforma	0.31

Diluted earnings per share:
As reported	$0.32
Proforma	0.30

Statement No. 123, encouraged all entities to adopt a fair value-based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the vesting period. However, it also allowed an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees”, (APB Opinion No. 25), whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. Stock options issued under Sterling’s stock incentive plan have no intrinsic value at the grant date, and under APB Opinion No. 25, no compensation cost is recognized for them. Sterling elected to continue with the accounting methodology in APB Opinion No. 25 and, as a result, has provided proforma disclosures of net income, earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

In December 2004, the FASB issued Financial Accounting Standards No. 123R, “Shared Based Payment”, (Statement No. 123R). Statement No. 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies are no longer allowed to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25. Instead, companies are required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. Statement No. 123R is effective for periods beginning January 1, 2006 (early adoption in periods after June 15, 2005 was permitted).

In 2005 Sterling’s Management Development Compensation Committee approved the accelerated vesting of all unvested stock options under its 1996 Stock Incentive plan. The decision to accelerate the vesting of these options was primarily to reduce non-cash compensation expense that would have been recorded in future periods upon the adoption of Statements 123R.

Back to Index

In October 2005, Sterling accelerated the vesting of all unvested stock options granted under the 1996 Stock Incentive Plan in 2003 and 2004. As a result of this acceleration of the vesting, options to purchase approximately 354,000 shares of Sterling’s common stock became exercisable immediately. The number of shares, exercise prices and other terms of the options subject to the acceleration remain unchanged.

In December 2005, Sterling accelerated the vesting of all unvested stock options granted under the 1996 Stock Incentive Plan in 2005. As a result of this acceleration of the vesting, options to purchase approximately 368,000 shares of Sterling’s common stock became exercisable immediately. The number of shares, exercise prices and other terms of the options subject to the acceleration remain unchanged.

Resulting from the acceleration of the vesting of the 2003, 2004 and 2005 stock options, Sterling recognized approximately $113,000 in compensation expense during the fourth quarter of 2005 and as a result will not be required to recognize anticipated compensation expense relating to stock options, net of taxes, totaling approximately $1.5 million in 2006, $872,000 in 2007 and $319,000 in 2008.

Sterling adopted Statement No. 123R on January 1, 2006, using the modified prospective transition method. The Black-Scholes fair valuation model will be used to estimate the fair value of share-based payments. In addition, the simplified method of determining expected life for Black-Scholes will be used through December 31, 2007, as permitted, by SEC Staff Accounting Bulletin 107 (SAB 107). The valuation assumptions used to measure fair value under Statement No. 123R are not expected to be materially different from those used to measure fair value under Statement No. 123. Compensation expense will be recorded on a straight-line basis over the vesting period.

On the date of adoption of Statement No. 123R, all options were fully vested due to the acceleration of vesting as noted above.

A summary of the status of Sterling's stock option plans is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value at March 31, 2006

	(dollars in thousands, except number of shares)
Outstanding at January 1, 2006	1,688,788	$15.77	7.0 years	$—
Granted	—	—		—
Exercised	(46,055)	14.35		319
Forfeited	(2,082)	20.26		—

Outstanding at March 31, 2006	1,640,651	15.80	6.7 years	9,910

Sterling received $661,000 of cash from stock option exercises. All stock option transactions are settled through a third party registered broker and, therefore no cash is disbursed by the Corporation.

Sterling’s policy to obtain shares to be issued upon exercise of options is to repurchase shares on the open market. In May 2003, the Board of Directors authorized 1.3 million shares to be repurchased. As of March 31, 2006, 732,647 shares were repurchased since inception. It is estimated that approximately 300,000 shares will be repurchased in 2006.

It is anticipated that the adoption of Statement No. 123R will not result in compensation expense that is significantly different than the compensation expense reported in Sterling’s prior year proforma statements. During the three months ended March 31, 2006, there were no options granted and therefore no compensation expense was recorded.

Back to Index

Note 5 – Retirement Benefit Plan

The components of Sterling’s post-retirement benefits cost for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended March 31,

	2006	2005

	(in thousands)
Service cost	$35	$30
Interest cost	36	35
Amortization of transition losses	2	2
Net amortization and other amortization of unrecognized prior service cost	8	9

Net retirement benefits cost	$81	$76

In May 2004, the FASB issued Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, or FSP 106-2. Currently, Sterling does not provide post-retirement prescription plan benefits to any of its Medicare-eligible retirees; and therefore, FSP 106-2 has no impact on its financial results.

Note 6 – Segment Information

Sterling operates five major lines of business: Community Banking and Related Services; Leasing; Commercial Finance; Trust and Investment Services; and Insurance Related Services.

The Community Banking and Related Services segment provides financial services to consumers, businesses, financial institutions and governmental units in south central Pennsylvania, northern Maryland and northern Delaware. These services include providing various types of loans to customers, accepting deposits, mortgage banking and other traditional banking services. Parent company and treasury function income is included in the community banking segment, a majority of the expense of these functions is related to this segment. Major revenue sources include net interest income and service fees on deposit accounts. Expenses include personnel and branch network support charges. The Community Banking and Related Services segment lends money to the Leasing and Commercial Finance segments, which represents the inter-segment eliminations.

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

The Insurance Related Services segment includes employee benefit products, consulting services, personal insurance coverage, including property and casualty, credit life insurance and disability reinsurance. Major revenue sources include commission on insurance products, as well as consulting fees. Expenses include personnel and support charges as well as amortization of intangible assets.

Back to Index

Information about reportable segments and reconciliation of such information to the consolidated financial statements follows (in thousands):

	Community Banking & Related Services	Leasing	Commercial Finance	Trust and Investment Services	Insurance Related Services	Inter- Segment Elimination	Consolidated Totals

Three months ended March 31, 2006
Interest and dividend income	$39,246	$3,753	$10,301	$24	$19	$(5,899)	$47,444
Interest expense	17,090	3,022	3,484	—	4	(5,899)	17,701
Provision for loan losses	790	275	60	—	—	—	1,125
Non-interest income	4,629	8,011	410	3,328	1,610	(36)	17,952
Non-interest expenses	19,318	7,700	739	2,737	1,788	(36)	32,246
Income before income taxes	6,677	767	6,428	615	(163)	—	14,324
Income tax expenses (benefit)	1,342	293	2,361	242	(71)	—	4,167
Net income (loss)	5,335	474	4,067	373	(92)	—	10,157

Assets	2,852,415	301,597	266,701	23,951	17,741	(448,565)	3,013,840

Three months ended March 31, 2005
Interest and dividend income	$32,094	$2,925	$8,294	$17	$7	$(3,604)	$39,733
Interest expense	11,518	2,125	2,111	3	4	(3,604)	12,157
Provision for loan losses	256	84	17	—	—	—	357
Non-interest income	3,650	7,023	84	3,153	1,815	—	15,725
Non-interest expenses	17,861	6,993	721	2,650	1,882	—	30,107
Income before income taxes	6,109	746	5,529	517	(64)	—	12,837
Income tax expenses (benefit)	1,105	281	1,996	204	(28)	—	3,558
Net income (loss)	5,004	465	3,533	313	(36)	—	9,279

Assets	2,601,915	249,254	222,852	22,880	18,288	(363,377)	2,751,812

The accounting policies of the segments are the same as those described in the summary of significant accounting policies disclosed in Sterling’s Annual Report on Form 10-K for the year ended December 31, 2005. Transactions between segments, principally loans, were on terms consistent with those that would be obtained from a third party.

Sterling’s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment appeals to different markets and, accordingly, require different technology and marketing strategies. Sterling utilizes interest income, interest expense, non-interest income, non-interest expense, and the provision for income taxes in making decisions and determining resources to be allocated to the segments.

Sterling does not have a single external customer from whom it derives 10.0% or more of its revenue.

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

Back to Index

A summary of the junior subordinated debentures from Sterling to the subsidiary trusts is as follows:

	March 31, 2006	December 31, 2005

	(in thousands)

Debenture issued to Sterling Financial Statutory Trust I, first redeemable, in whole or part, by Sterling in March 2007. Interest payable quarterly at a floating rate of LIBOR plus 360 basis points (8.56% at March 31, 2006), and matures in 2032	$20,619	$20,619
Debenture issued to Sterling Financial Statutory Trust II, first redeemable, in whole or part, by Sterling in June 2008. Interest payable quarterly at a fixed rate of 5.55%, and matures in 2033	36,083	36,083
Debenture issued to Sterling Financial Statutory Trust III, first redeemable, in whole or part, by Sterling in December 2009. Interest payable quarterly at a fixed rate of 6.00%, and matures in 2034	15,464	15,464
Debenture issued to Sterling Financial Statutory Trust IV, first redeemable, in whole or part, by Sterling in February 2010. Interest payable quarterly at a fixed rate of 6.19% and matures in 2035	15,464	15,464

	$87,630	$87,630

Note 8 –Pending Acquisition

On March 30, 2006, Sterling entered into a definitive agreement to acquire Bay Net Financial, Inc., parent company of Bay Net A Community Bank, in a stock and cash transaction valued at approximately $22.8 million, although the actual value will depend on several factors including the price of Sterling Financial stock on the date of acquisition. Bay Net is a $96.7 million bank headquartered in Bel Air, Maryland with two branch locations in Harford County and Cecil County. As a result of the pending acquisition, Sterling expects to merge Bay Net into First National Bank of North East.

Under the terms of the agreement, each shareholder of Bay Net Financial may elect to receive cash, or to exchange their shares for Sterling Financial shares, or a combination of both. The amount of final per share consideration is based on a formula that is determined by the average share value of Sterling Financial stock during the 20-day period ending 11 days prior to closing. The exchange ratio is expected to be .8802, assuming an average Sterling share price of $21.00 during the 20-day period. It will increase on a pro-rata basis to a maximum of .9728 at an average Sterling share price of $19.00 and will decrease to a minimum of .8036 at an average Sterling share price of $23.00 during the 20-day period. The consideration is subject to election and allocation procedures designed to ensure that the cash portion is not less than 40% and not more than 45% of the dollar value of the merger consideration. The specific pricing calculations described above are subject to the terms of the definitive agreement.

The merger is subject to a number of conditions, including approval by the appropriate regulatory agencies and the shareholders of Bay Net Financial, Inc. Upon obtaining the appropriate approvals, the transaction is expected to be completed in the fourth quarter of 2006.

Note 9 –Subsequent Events

Trust and Investment Service Group Management Realignment

On April 12, 2006, Sterling announced that the management of three of its affiliate companies is being realigned under a single Sterling Trust and Investment Services Group. The three affiliates are Church Capital Management, LLC, (Church Capital), Bainbridge Securities, Inc., (Bainbridge), and Sterling Financial Trust Company. The financial results for this combined group are reported as a separate segment in Footnote 6 – Segment Information on page 12.

Church Capital and Bainbridge were acquired by Sterling in October 2003. Per the terms of the acquisition agreement, the principals of both companies were to receive contingent consideration payments based upon attaining certain required performance measurements over a five year period from the date of acquisition, as long as earned. Under the guidance of Statement No. 141, the contingent payments were to be treated as additional consideration and capitalized as goodwill at the time the future payments were earned. Per the terms of the original acquisition agreement, the realignment of the Investment Services segment triggered a change to the terms of the contingency, thereby, accelerating the recognition of goodwill and converting the payments of stock and cash into installment payments to be released from escrow over seven years, as payments come due on a fixed bi-annual schedule.

Back to Index

The contingent payments, per the terms of the original agreement, were to be paid in the form of both cash and Sterling stock. The contingent future cash and stock payments were placed in escrow on the date of the acquisition. Prior to the date of the realignment, four cash and stock payments had been earned and released.

In April, Sterling accelerated goodwill in the amount of $6.6 million which is the amount of the remaining escrowed payments due to the principals. In addition, 180,007 shares were included in outstanding shares, as of the date of the realignment. Sterling does not anticipate this will materially impact its financial results.

Stock Based Compensation

On April 25, 2006, Sterling’s Board of Directors approved a total stock option grant of 251,000 shares to certain eligible employees. The grant was awarded under the terms of the 1996 Stock Incentive Plan. The shares will be vested over a three year period and will be recorded as compensation expense on a straight-line basis over the vesting period. The grant will be accounted for per the requirements of Statement 123R which was adopted by Sterling on January 1, 2006. The total compensation expense associated with the stock option grant will be $1.6 million, of which $409,000 will be expensed in 2006.

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

Shareholders should note that many factors, some of which are discussed elsewhere in this report, could affect the future financial results of Sterling Financial Corporation and its subsidiaries, both individually and collectively, and could cause those results to differ materially from those expectations expressed in this report. These risk factors include the following:

•	Operating, legal and regulatory risks;
•	Economic, political and competitive forces impacting our various lines of business;
•	The risk that our analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful;
•	The possibility that increased demand or prices for Sterling’s financial services and products may not occur;
•	Volatility in interest rates;
•	Integration of our newly acquired affiliates may not occur as quickly or smoothly as anticipated and projected synergies may not occur in the projected time frame or at all;
•	The risk that the business segments’ fair values will not continue to exceed their carrying value;
•	Changes/volatility in the securities markets; and
•	Other risks and uncertainties.

Back to Index

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

General

The following discussion provides management’s analysis of the consolidated financial condition and results of operations of Sterling Financial Corporation and its wholly-owned subsidiaries, Bank of Lancaster County, N.A., First National Bank of North East, Bank of Hanover and Trust Company, Pennsylvania State Bank, Delaware Sterling Bank & Trust Company, HOVB Investment Co., T&C Leasing, Inc., Pennbanks Insurance Company, SPC, Church Capital Management, LLC, Bainbridge Securities, Inc., Corporate Healthcare Strategies, LLC, (d/b/a StoudtAdvisors), Lancaster Insurance Group, LLC and Sterling Mortgage Services, Inc. (inactive). The consolidated financial statements also include Town & Country Leasing, LLC, Sterling Financial Trust Company, Equipment Finance, LLC, and Sterling Community Development Corporation, LLC, all wholly-owned subsidiaries of Bank of Lancaster County.

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

The most significant accounting policies followed by Sterling are presented in Note 1 to the consolidated financial statements as included in Sterling’s Annual Report on Form 10-K for the year ended December 31, 2005. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses and the evaluation of goodwill impairment to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

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

Goodwill is subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. Sterling tests for impairment based on the goodwill maintained at each defined reportable segment. An independent party using various market valuation methodologies determines a fair value. If the fair values of the reportable segments exceed their book values, no write-downs of recorded goodwill are necessary. If the fair value of the

Back to Index

reportable segment is less than its book value, an impairment expense may be required to be recorded to write down the related goodwill to the proper carrying value.

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

This Management Discussion and Analysis refers to certain non-GAAP financial measures to monitor performance, including the efficiency ratio, return on realized equity and return on tangible realized equity. The efficiency ratio is a non-GAAP financial measure that we believe provides readers with important information regarding Sterling’s results of operations. Comparison of Sterling’s efficiency ratio with that of other companies may not be appropriate, as they may calculate their ratio in a different manner. Sterling’s calculation of the efficiency ratio is computed by dividing non-interest expenses, less depreciation on operating leases, by the sum of tax equivalent net interest income and non-interest income, less depreciation on operating leases. Sterling nets the depreciation on operating leases against related income, as it is consistent with utilizing net interest income presentation for comparable capital leases, which nets interest expense against interest income. The efficiency ratio excludes unusual items, including gains on securities activities, interest collected on charged-off loans, etc.

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

RESULTS OF OPERATIONS

Executive Overview

Sterling is a diversified financial services company which has been successful in integrating non-traditional banking services into its traditional bank framework. For the quarter ended March 31, 2006, 55.9% of its revenue was generated from the banking segment and 44.1% of revenue was generated from its non-banking, or financial services segments.

Sterling’s net income was $10.2 million for the three months ended March 31, 2006, an increase of $900,000, or 9.5% from the first quarter of 2005. Diluted earnings per share totaled $0.35 for the first quarter of 2006 versus $0.32 for the same period in 2005, an increase of 9.4%. Return on assets for the first quarter of 2006 was 1.41%, compared to 1.38% in 2005. For the first quarter of 2006, return on realized equity and return on tangible realized equity were 13.88% and 20.26%, respectively, compared to 13.82% and 20.30%, respectively, for the first quarter of 2005.

Total revenue, comprised of net interest income and non-interest income excluding gain on sale of securities, totaled $47.4 million for the first quarter of 2006, an increase of $4.2 million or 9.8% from the same period last year and outpaced an increase of $2.1 million or 7.1% in non-interest expense for the same period. As a result, the efficiency ratio improved from 62.5% for the first quarter of 2005 to 60.8% for the first quarter of 2006.

Sterling has continued its trend of increasing net interest income, from $27.6 million for the first quarter of 2005 to $29.7 million for the first quarter of 2006, a 7.9% increase. The growth in net interest income has resulted from organic growth in loans and

Back to Index

deposits. The net interest margin for the three months ended March 31, 2006 was 4.83%, which was lower than 2005’s net interest margin of 4.85%. The compression in net interest margin is the result of the flattening of the yield curve and a change in the deposit mix to higher yielding deposits. The flattening yield curve is resulting in some pressure on our ability to attract new customers at historical margin levels. The change in the deposit mix towards higher yielding deposits is partially driven by customers’ desire to lock in funds at fixed rates.

Net interest margin for Sterling, as well as the banking industry in general, continues to be challenged due to the flat yield curve and the 15 federal funds rate increases since June 2004. Increases on rates paid on deposits and borrowings outpaced increases on yields on interest-earning assets over the past twelve months. Sterling continues to manage its net interest margin effectively, through a combination of managing pricing on loans and deposits and improving its mix of interest earning assets.

The provision for loan losses was $1.1 million for the three months ended March 31, 2006, compared to $400,000 for the same period in 2005, primarily as a result of the growth in the loan portfolio and enhancements made to the allowance methodology during the fourth quarter of 2005. Net charge-offs to average loans outstanding was 0.13% for the first three months of 2006 compared to 0.15% for the first quarter of 2005. Non-performing loans were 0.20% and 0.22% of total loans for the periods ended March 31, 2006 and December 31, 2005 respectively, compared to 0.23% at March 31, 2005.

Non-interest income, excluding securities gains, was $17.7 million for the three months ended March 31, 2006, a 13.2% increase over $15.6 million earned during the same period in 2005. This increase was driven primarily by a 23.0% increase in fee income from the banking segment as a result of higher service charges on deposits; and a 5.6% increase in fee income from the investment services segment driven primarily by growth in assets under administration which were partially offset by a decrease of 11.2% in fee income from the insurance segment.

The increase in non-interest income reflects Sterling’s ability to expand its existing products and services, including development of new products for existing customers and the ability to diversify the products offered through acquisition of other companies in the financial services industry. Sterling has been able to increase service charges on deposits primarily through an overdraft protection program that was introduced to customers electing to take advantage of the product in the fourth quarter of 2004, and through an initiative that expanded debit card usage through Sterling’s deposit customer base.

Insurance commissions and fees were $1.6 million for the three months ended March 31, 2006, compared to $1.8 million for the same period in 2005. The decrease was due to three primary reasons: a key insurance carrier vacated the small group health insurance market in the first quarter of 2005, thereby, negatively affecting insurance commissions; lower fees due to customers restructuring their company’s health plans, as policies came up for renewal; and employers moving from self-funded to fully-insured arrangements, to better hedge their risk, impacting revenues for the wholesale stop-loss product line.

Non-interest expenses were $32.2 million for the three months ended March 31, 2006, compared to $30.1 million in 2005, a 7.1% increase. Non-interest expense growth is the result of general increases in expenses and expenses incurred to introduce new products during the period.

Three months ended March, 31, 2006 versus Three months ended March 31, 2005

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

Back to Index

percentage of net interest income to average earning assets. Due to demand deposits and stockholders’ equity, the net interest margin exceeds the interest rate spread, as these funding sources are non-interest bearing.

The following table summarizes, on a fully taxable equivalent basis, net interest income, and net interest margin for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,

	2006			2005

	Average Balance	Interest	Annual Rate	Average Balance	Interest	Annual Rate

	(dollars in thousands)
Assets:
Federal funds sold	$7,892	$79	4.06%	$1,419	$12	2.72%
Other short-term investments	5,537	58	4.26%	6,185	27	1.75%
Securities:
U.S. Treasury	918	11	4.87%	2,508	25	4.04%
U.S. Government agencies	178,992	1,936	4.33%	160,041	1,710	4.29%
State and political subdivisions	234,537	4,194	7.15%	239,242	4,203	7.03%
Other	53,637	692	5.16%	78,183	1,092	5.55%

Total securities	468,084	6,833	5.84%	479,974	7,030	5.86%

Loans:
Commercial	1,195,460	20,311	6.89%	1,104,380	16,382	6.02%
Consumer	386,857	6,404	6.72%	364,072	5,404	6.02%
Residential mortgages	84,628	1,264	5.97%	80,502	1,168	5.80%
Leases	136,189	2,400	7.05%	134,753	2,300	6.83%
Finance receivables	324,090	11,703	14.44%	245,902	9,023	14.68%

Total loans	2,127,224	42,082	7.98%	1,929,609	34,277	7.17%

Total interest earning assets	2,608,737	49,052	7.58%	2,417,187	41,346	6.89%

Allowance for loan losses	(21,161)			(19,025)
Cash and due from banks	66,324			62,095
Other non-interest earning assets	276,860			259,366

TOTAL ASSETS	$2,930,760			$2,719,623

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand	$732,958	$3,501	1.94%	$696,635	$1,768	1.03%
Saving deposits	230,974	724	1.27%	222,649	338	0.61%
Time deposits	963,607	8,798	3.70%	806,709	6,023	3.03%

Total interest-bearing deposits	1,927,539	13,023	2.74%	1,725,993	8,129	1.91%

Short-term borrowings	120,038	1,525	5.15%	81,886	670	3.35%
Long-term debt	166,832	1,747	4.25%	230,554	2,222	3.89%
Subordinated notes payable	87,630	1,406	6. 51%	77,664	1,136	5.93%

Total borrowings	374,500	4,678	5.07%	390,104	4,028	4.18%

Total interest-bearing liabilities	2,302,039	17,701	3.12%	2,116,097	12,157	2.33%

Demand deposits	284,241			277,508
Other liabilities	43,296			44,140
Stockholders’ equity	301,184			281,878

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,930,760			$2,719,623

Net interest rate spread			4.46%			4.56%
Net interest income (FTE)/ net interest margin		31,351	4.83%		29,189	4.85%
Taxable-equivalent adjustment		(1,608)			(1,613)

Net interest income		$29,743			$27,576

Back to Index

Net interest income, on a fully taxable equivalent basis, totaled $31.4 million for the first quarter of 2006 compared to $29.2 million for the same period in 2005, an increase of $2.2 million, or 7.4%. This increase reflected a $191.6 million, or 7.9% increase in the quarterly average balance of interest-earning assets. Net interest margin decreased 2 basis points from 4.85% to 4.83%.

The overall increase in interest-earning assets came in the form of loans. In fact, the growth in loans exceeded the growth in earning assets, reflecting the funding of a portion of the loan growth with securities portfolio cash flows over the past year. Strong growth in the commercial loan and finance receivable portfolios and consumer loans contributed to the increase in total loans. Year-over-year, average loans increased $198.0 million, or 10.2%, increasing the percentage of loans to interest-earning assets from 80.0% in 2005 to 82.0% in 2006. Generally, loans carry a higher yield than alternative interest-earning assets, namely securities and other investments.

The growth in loans was funded by growth in deposits. Average deposits increased by $208.2 million, or 10.4%, resulting from Sterling’s overall customer relationship model and from its market position in several attractive markets. This growth in deposits was driven by an increase of $68.3 million or 5.7% in transaction deposits and $156.9 million or 19.4% in time deposits. As a result of our customers choosing to lock in funds at higher time deposit rates, Sterling’s mix of deposits increased toward higher costing funds as evidenced by an increase in the time deposits as a percentage of total deposits from 40.0% in March 2005 to 44.0% in March 2006.

Year-over-year, average total borrowings decreased $16.0 million. Long-term debt decreased $64.0 million as a result of contractual maturities and amortization as well as the prepayment of a $10.0 million FHLB advance in the third quarter of 2005. A portion of this funding was replaced with short-term borrowings, which increased $38.0 million, as part of general asset/liability and liquidity management strategies. In addition, strong deposit growth precluded the need to replace the remainder of the decrease in long-term debt.

Net interest margin decreased to 4.83%, from 4.85%, resulting from a number of offsetting factors:

•

After over three years of declining short-term interest rates, the Federal Reserve Bank began to raise the federal funds target rate in 2004. Since June of 2004, the Federal Reserve has increased the federal funds target by 25 basis points on 15 separate occasions. However, over that same time period, long term rates have increased at a slower pace, resulting in the “flattening”, and at times “inversion” of the yield curve. A flat/inverted yield curve could diminish or eliminate the opportunity to earn a spread on new business. Longer term rates generally drive interest earning asset originations and shorter term rates drive funding costs. The following table depicts the spread between the two and ten-year treasury rates at the end of the past nine quarters:

Three months ended:	2006	2005	2004

March 31	4 bps	70 bps	226 bps
June 30	—	28 bps	190 bps
September 30	—	16 bps	151 bps
December 31	—	(2) bps	116 bps
•	By contrast, over the last three decades, the average spread between the two and the ten year treasuries was approximately 75 basis points.
•

As noted previously, growth in loans has accounted for all of the growth in earning assets. Generally, loans carry a higher yield than alternative interest-earning assets, namely securities and other investments. Thus this improved mix of earning assets has helped to increase the overall yield on earning assets by 69 basis points. However, Sterling’s strategy over the past several years to enhance the earning asset mix in this manner may be reduced due to the need to maintain the securities portfolio volume to meet pledging requirements and liquidity needs.

•

The rate paid on interest-bearing liabilities increased 79 basis points, exceeding the increase in the yield on earning assets. The increase in the cost of funds for Sterling had lagged the increase in the yield on earning assets through the first part of 2005. The increase in the cost of funds thereafter has resulted from both a

Back to Index

general trend of increases in the rates paid on deposit accounts as well as a shift in the funding mix with an increasing percentage of deposit growth coming from comparatively higher yielding money market and time deposits.

•

The combination of the above factors contributed to a narrowing of the spread between the yield on interest earning assets and the rate paid on interest bearing liabilities of 10 basis points. Offsetting this narrowing spread was growth in non-interest bearing demand deposits and stockholders’ equity, both of which are interest-free sources of funding that helped minimize the decline in margin to 2 basis points.

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

•	A prolonged flat/inverted yield curve will lead to pressure on our ability to attract new business at historical margin levels.

Sterling’s ability to lag increases in its deposit rates may diminish over time as continued increases in interest rates make it challenging to Sterling to achieve its desired deposit growth targets.

Sterling expects to mitigate these factors by continuing to improve the mix of earning assets through strong loan growth and a disciplined approach to the pricing of loans and deposits.

Provision for Loan Losses

The provision for loan losses was $1.1 million for the three months ended March 31, 2006, compared to $400,000 for the three months ended March 31, 2005. The increase in provision levels is primarily a result of the growth in the loan portfolio and enhancements made to the allowance methodology beginning in the fourth quarter of 2005.

See further discussion in the Allowance for Loan Losses section.

Non-Interest Income

Total non-interest income totaled $18.0 million for the three months ended March 31, 2006, compared to $15.7 million in 2005, an increase of 14.2%. The increase in non-interest income reflects Sterling’s ability to expand its existing products and services, including development of new products for existing customers and the ability to diversify the products offered through its financial services affiliates.

Trust and investment management income was $2.4 million for the first quarter of 2006, an increase of $121,000, or 5.3%, over 2005 results. Growth in assets under administration was the main contributor to this increase in revenues.

Service charges on deposit accounts increased from $1.9 million for the quarter ended March 31, 2005 to $2.1 million for the same period in 2006. Sterling has been able to increase service charges primarily through new product offerings and increased volumes associated with a greater number of accounts.

Insurance commissions and fees were $1.6 million for the three months ended March 31, 2006, compared to $1.8 million for the same period in 2005. The decrease was due to three primary reasons: a key insurance carrier vacated the small group health insurance market in the first quarter 2005, thereby, negatively affecting insurance commissions; lower fees due to customers restructuring their company’s health plans, as policies came up for renewal; and employers moving from self-funded to fully-insured arrangements, to better hedge their risk, impacting revenues for the wholesale stop-loss product line.

Mortgage banking income totaled $476,000 for the three months ended March 31, 2006, resulting in an increase of $189,000, or 65.9%, over 2005 results. An increase in mortgage servicing income was the primary driver of this favorable increase.

Back to Index

Other operating income increased $708,000, or 123.3%. Included in other operating income was an increase of $316,000 of gains on the sale of leases, finance receivables, and SBA loans compared to $16,000 in 2005. In addition, $241,000 of the increase was due to increases in fees from leasing operations, due to the increase in lease volumes.

Rental income on operating leases was $7.5 million for the three months ended March 31, 2006, an 11.1% or $751,000 increase over 2005 results. The increase is the result of an increase in interest rates, which in turn allows for an increase in rental income charged to customers, as well as a higher balance of operating leases, as some customers are migrating back to operating leases from finance leases, due to the expiration of the favorable tax treatment on assets purchased.

Sterling recognized net gains on sale of securities in the first quarter of 2006 of $302,000 compared to $134,000 in 2005. Gains and losses are realized as the result of ongoing asset liability management strategies and capitalizing on appreciated values on certain equity security portfolio positions.

Non-Interest Expenses

Non-interest expenses totaled $32.2 million for the three months ended March 31, 2006 compared to $30.1 million for the same period in 2005, an increase of 7.1%.

The largest component of non-interest expense is salaries and employee benefits, which totaled $14.9 million for the three months ended March 31, 2006, a $1.0 million, or 7.2% increase over the same period in 2005. The increase was attributable to the following factors:

•	Increased number of employees resulting from the expansion into emerging markets;
•	Additions to staff required to continue to serve our customers in light of increased transaction volumes; and
•	Normal merit increases to existing employees.

Furniture and equipment totaled $2.0 million for the three months ended March 31, 2006, an increase of $140,000, or 7.4%, from the same period in 2005. This is primarily attributable to planned increases in service contract expenses, particularly security device maintenance contracts at the bank branches.

Depreciation expense on operating leases was $6.2 million for the three months ended March 31, 2006, an increase of $597,000, or 10.6%, over 2005. The increase in depreciation is consistent with the increase in rental income. Depreciation as a percent of related rental income was approximately 82.8% for the first quarter of 2006 compared to approximately 83.2% for the first quarter of 2005.

Intangible asset amortization was $620,000 for the three months ended March 31, 2006, a decrease of $71,000 over 2005 results. The core deposit intangible at Pennsylvania State Bank was revalued in December 2005, resulting in a decrease in the amount of monthly amortization expense that will be recorded going forward.

Other non-interest expense totaled $5.3 million for the three months ended March 31, 2006, compared to $4.7 million in 2005. Expenses in this category consist of marketing, advertising, promotions, postage, lending related expenses, insurance and telephone expenses. The increase in other non-interest expenses was primarily a function of Sterling’s overall growth.

Income Taxes

Income tax expense for the three months ended March 31, 2006 was $4.2 million resulting in an effective tax rate of 29.1%, versus 27.7% in 2005. Higher levels of pre-tax income, taxed at the incremental 35% statutory rate, and tax free income, representing less of pre-tax income, led to the increase in the effective income tax rate.

FINANCIAL CONDITION

Total assets at March 31, 2006 totaled $3.0 billion, an increase of $48.1 million, or 1.6%, compared to December 31, 2005.

Back to Index

Securities

Sterling utilizes investment securities as a primary tool for managing interest rate risk, to generate interest and dividend income, to provide liquidity and to provide collateral for certain deposits and borrowings. As of March 31, 2006, securities totaled $481.0 million, a decrease of $3.0 million, or 0.6%, from the December 31, 2005 balance of $484.0 million.

The decrease in the portfolio primarily reflects a reduction in the balance of net unrealized gains. At March 31, 2006, net unrealized gains on available-for-sale securities were $5.0 million versus $7.2 million at December 31, 2005. The decrease in net unrealized gains resulted primarily from higher market interest rates that decrease the value of debt securities.

The remaining change resulted from portfolio activity. Proceeds from maturities, sales and calls totaled $22.7 million, while purchases totaled $21.6 million. This activity increased the holdings of agency securities and decreased holdings of corporate securities. This was a result of a number of factors including a continued effort to reduce credit risk associated with corporate securities and the need to maintain a sufficient level of securities that are qualified to serve as collateral for public fund and other deposits requiring pledged securities.

Sterling’s securities portfolio includes debt and equity instruments that are subject to varying degrees of credit and market risk. This risk arises from general market conditions, factors impacting specific industries, as well as corporate news that may impact specific issues. Management continuously monitors its debt securities, including routine updating of credit ratings, monitoring market, industry and corporate news, as well as volatility in market prices. Sterling uses various indicators in determining whether a debt security is other-than-temporarily impaired, including whether it is probable that the contractual interest and principal will not be collected in full. One such indicator is credit ratings. As of March 31, 2006, there were no holdings below investment grade.

In addition to its debt securities, Sterling also maintains an available-for-sale equity portfolio, comprised of the following:

	March 31, 2006		December 31, 2005

	Adjusted Cost	Fair Value	Adjusted Cost	Fair Value

	(in thousands)
Government sponsored enterprise stock	$2	$3,987	$2	$4,262
Equity mutual fund	50	50	50	50
Community bank stocks	2,402	2,976	2,402	3,058
Large cap financial services company stocks	1,405	2,066	1,790	2,486

	$3,859	$9,079	$4,244	$9,856

These holdings are maintained for long-term appreciation in these segments of the market.

As of March 31, 2006, amortized cost reflects a write-down for other-than-temporary impairment charges totaling $171,000. These charges are recognized when the market value of a specific holding has not exceeded cost at any time in the prior six months. Sterling recognized no other-than-temporary impairment charges in the first quarter of 2006 or 2005.

Back to Index

Loans

The following table sets forth the composition of Sterling’s loan portfolio, at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005

	(in thousands)
Commercial and agricultural	$428,505	$429,703
Commercial real estate	652,611	638,119
Financial	18,550	21,150
Real estate-construction	127,875	103,753
Real estate-mortgage	84,884	84,775
Consumer	387,677	390,913
Finance receivables (net of unearned income)	331,469	310,777
Lease financing (net of unearned income)	132,856	124,896

Total	$2,164,427	$2,104,086

Gross loans outstanding were $2.2 billion at March 31, 2006, a 2.9% (11.6 annualized) increase over the prior year-end balance of $2.1 billion. Sterling continues to experience strong loan growth, particularly in the commercial and finance receivable portfolios. Sterling’s specialty lenders, including EFI and Town & Country Leasing, and banking segment affiliates, particularly Bank of Hanover and Pennsylvania State Bank, have contributed to the growth in loans receivable.

Allowance for Loan Losses

Sterling maintains the allowance for loan losses at a level that management believes adequate to absorb potential losses inherent in the loan portfolio and is established through a provision for loan losses charged to earnings. Management charges actual loan losses to the allowance for loan losses and bases the provision for loan losses on the overall analysis taking the methodology discussed below into account. Additionally, when Sterling acquires loans through a business combination, the acquired allowance is combined with Sterling’s existing allowance under the requirements of Statement of Position 3-03. On a quarterly basis, Sterling utilizes a defined methodology in assessing the adequacy of the allowance for loan losses. This methodology considers specific credit reviews, past loan loss experience, qualitative factors and other factors that management may deem appropriate. (For a more thorough discussion of the allowance for loan losses methodology, see Sterling’s Annual Report on Form 10-K for the year ended December 31, 2005).

The allowance methodology was enhanced as of September 30, 2005. Changes only affected the commercial loan portfolios of Sterling’s affiliate banks. Previously the methodology applied an historic loss factor derived from a migration analysis of losses to the outstanding loan balances for all non-classified credits. No differentiation was made for different risk rating grades within these pools of loans. The enhancement changed the employment of the historic loss factor and substituted new factors based on the profile of the loan pool by risk rating grade. Therefore loans secured by cash or properly margined securities would have little or no risk, while loans that were rated in lower pass or special mention categories would carry a higher provisioning factor to more accurately reflect the inherent risk in those loans.

Management believes this enhanced methodology accurately reflects losses presently inherent in the portfolio and that such enhancements do not impact the comparability of the periods presented.

Back to Index

The following table presents information concerning the aggregate amount of non-accrual, past due and restructured loans as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005

	(dollars in thousands)

Non-accrual loans	$4,108	$4,158
Accruing loans, past due 90 days or more	295	409
Restructured loans	—	—

Total non-performing loans	4,403	4,567
Foreclosed assets	470	328

Total non-performing assets	$4,873	$4,895

Ratios:
Non-performing loans to total loans	0.20%	0.22%
Non-performing assets to total assets	0.22%	0.23%
Allowance for loan losses to non-performing loans	487%	460%

As of March 31, 2006, non-performing assets, including non-accrual and restructured loans, accruing loans past due 90 days or more and other foreclosed assets, were $4.9 million, a decrease of $22,000 or 0.45% from December 31, 2005. Sterling’s general policy is to cease accruing interest on loans when management determines that a reasonable doubt exists as to the collectibility of additional interest. When management places a loan on nonaccrual status, it reverses unpaid interest credited to income in the current year, and charges unpaid interest accrued in prior years to the allowance for loan losses. Sterling typically returns nonaccrual loans to performing status when the borrower brings the loan current and performs in accordance with contractual terms for a reasonable period of time. Sterling categorizes a loan as restructured if it changes the terms of the loan such as interest rate, repayment schedule or both, to terms that it otherwise would not have granted originally.

Potential problem loans are defined as performing loans, which have characteristics that cause management to have serious doubts as to the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as nonperforming loans in the future. Total potential problem loans were approximately $5.5 million at March 31, 2006, as compared to $4.9 million at December 31, 2005. Additionally, outstanding credit commitments totaling approximately $325,000 could result in potential problem loans, if drawn upon. The majority of these loans are secured by a combination of business assets and/or real estate with acceptable loan-to-value ratios.

The roll forward of the allowance for loan losses for the three months ended March 31, 2006 and 2005 was as follows:

	Three Months Ended March 31,

	2006	2005

	(dollars in thousands)

Balance at January 1	$21,003	$18,891
Provision for loan losses charged to income	1,125	357
Loans charged-off	896	887
Recoveries of loans previously charged off	202	165

Balance at March 31	$21,434	$18,526

Net charge-offs to average loans outstanding:
Community banking segment	0.11%	0.16%
Leasing segment	0.44%	0.23%
Commercial finance segment	—	—
Total	0.13%	0.15%

Back to Index

The allowance for loan losses totaled $21.4 million at March 31, 2006, an increase of $431,000 since December 31, 2005, primarily as a result of the growth in the loan portfolio. The allowance represents 0.99% of loans outstanding at March 31, 2006 compared to 1.00% at December 31, 2005.

Sterling maintains the allowance for loan losses at a level that management believes adequate to absorb potential losses inherent within the loan portfolio.

Other Assets

Other assets are primarily made up of prepaid expenses and assets related to company owned life insurance. Other assets decreased $14.7 million, or 26.6%, from $55.3 million at December 31, 2005 to $40.6 million at March 31, 2006. The decrease is primarily attributable to a decrease in advances and deposits on equipment to be purchased and leased. Generally, these amounts fluctuate and can be higher at year-end as customers request that transactions be recorded in the current year for tax purposes.

Deposits

Sterling continues to rely heavily on deposit growth as a primary source of funds for lending activities. Total deposits increased $48.6 million or 2.2% (8.7% annualized) in the first three months of 2006. Time deposits increased by $46.5 million, over the same time period, resulting from a continued rising interest rate environment, and accounted for the majority of the increase in deposits in the first quarter of 2006.

Short-Term Borrowings

Short-term borrowings are comprised of federal funds purchased, securities sold under repurchase agreements, U.S. Treasury demand notes and borrowings from other financial institutions. As of March 31, 2006, short-term borrowings totaled $147.6 million, an increase of $7.0 million from the December 31, 2005 balance of $140.6 million. This change is attributable to:

•	The overall strategy to fund a portion of loan growth over the past year with securities portfolio cash flow and overnight fed funds;
•	The utilization of short-term borrowings from the FHLB as part of a strategy to replace maturing FHLB advances with anticipated deposit growth; and
•	The decrease in securities sold under repurchase agreements and U.S. Treasury demand notes, both of which are fluctuations experienced in the normal course of business.

Long-Term Debt

Long-term debt consists primarily of   advances from the Federal Home Loan Bank and borrowings from other financial institutions. Long-term debt totaled $164.2 million at March 31, 2006, a net decrease of $4.7 million from the December 31, 2005 balance of $168.9 million. The decrease resulted from scheduled principal repayments. Deposit growth and an increase in short-term borrowings provided sufficient funding for asset growth, allowing for the reduction in long-term debt.

Subordinated Notes Payable

As of March 31, 2006, Sterling sponsored four special purpose subsidiary trusts, Sterling Financial Statutory Trusts I, II, III and IV. The trusts were formed for the purpose of issuing corporate obligated mandatorily redeemable capital securities (the capital securities) to third party investors and investing the proceeds from the sale of the capital securities in junior subordinated notes payable of Sterling (the debentures). The debentures are the sole assets of the trust, and totaled $87.6 million as of March 31, 2006.

The proceeds of the junior subordinate notes payable have been primarily used to fund the cash portion of the consideration paid for recent acquisitions and for other corporate matters.

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

Back to Index

Derivative Financial Instruments

Sterling is a party to derivative instruments in the normal course of business to manage its exposure to fluctuations in interest rates and to meet the financing needs of its customers.

Asset Liability Management

Sterling enters into derivative transactions principally to manage the risk of interest rate or price movements on the value of certain assets and liabilities and on future cash flows. A summary of the interest rate contracts is as follows:

	March 31, 2006		December 31, 2005

	Notional Amount	Carrying Value	Notional Amount	Carrying Amount

	(in thousands)

Interest rate swap agreements:
Pay fixed/receive floating	$25,000	$—	$25,000	$(24)
Pay floating/receive fixed	25,000	(1,149)	25,000	(988)

Interest rate swaps have been used to hedge cash flow variability related to floating rate assets and liabilities. Gains and losses on derivative instruments reclassified from accumulated other comprehensive income to current-period earnings are included in the line item in which the hedged cash flows are recorded. At March 31, 2006, other comprehensive income included a deferred after-tax loss of $747,000 versus $658,000 at December 31, 2005.

A portion of the amount in other comprehensive income is reclassified from other comprehensive income to the appropriate income statement line item as net settlements occur, as follows:

	Three Months Ended March 31,

	2006	2005

	(in thousands)

Interest income – commercial loans	$(79)	$44
Interest expense – borrowed funds	21	143

In May 2003, Sterling entered into an equity put option as a fair value hedge to protect the company from risk that the fair value of its SLM Corporation stock might be adversely impacted by changes in market price. The equity put option covers 30,000 shares of SLM’s stock, with a valuation date of May 2006. If, at the valuation date, the stock price is below the reference price ($33.81), the counter-party will pay the difference between the stock’s price on the valuation date and the reference price to Sterling. Sterling paid $171,000 for the put option. The option had a fair value of $0 as of March 31, 2006 and December 31, 2005. At March 31, 2006, the trading price of the SLM Corporation stock was $51.94.

In the first quarter of 2005, Sterling initiated a strategy of writing call options on certain equity security holdings (covered calls). Sterling receives a premium in exchange for selling the call options. The buyer of the option has the right to purchase a specified number of shares at a future date at an agreed upon price level, or strike price. The options are recorded at fair value (initially the premium received) with the changes in fair value recognized in non-interest income.

Sterling recognized non-interest income related to this activity of $3,000 for the three months ended March 31, 2006 and $2,000 for the three months ended March 31, 2005.

There were no contracts outstanding as of March 31, 2006 or December 31, 2005.

Customer Related

Sterling enters into interest rate contracts (including interest rate caps and interest rate swap agreements) to facilitate customer transactions and meet their financing needs. This portfolio is actively managed and hedged with offsetting contracts, with identical terms, with third-party counter parties.

Back to Index

A summary of the customer related interest rate contracts and offsetting contracts with third-party counter parties is as follows:

	March 31, 2006		December 31, 2005

	Notional Amount	Carrying Value	Notional Amount	Carrying Amount

	(in thousands)

Interest rate swap agreements:
Pay fixed/receive floating	$25,638	$516	$25,768	$(110)
Pay floating/receive fixed	25,638	(516)	25,768	110
Interest rate caps written	27,302	(56)	28,201	(40)
Interest rate caps purchased	27,302	56	28,201	40

Changes in the estimated fair value of customer related contracts and related interest settlements, net of the offsetting counter party contracts, are recorded in non-interest income. Fees collected from customers for these transactions are recognized over the life of the contract. Fees recognized in other non-interest income were $13,000 for the three months ended March 31, 2006 and $7,000 for the three months ended March 31, 2005.

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

The capital securities held by the trusts qualify as Tier 1 capital for Sterling under Federal Reserve Board guidelines. In 2005, the Federal Reserve issued rules that retain Tier 1 capital treatment for trust-preferred securities but with stricter limits. Under the new rules, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would retain its current limit of 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Sterling has $85.0 million in trust preferred securities as of March 31, 2006, which has been included as Tier 1 capital in its regulatory capital calculations. Sterling anticipates that it will continue to be well capitalized once this change takes effect. Earnings retention, which represents net income less dividends declared, is a primary source of additional capital to Sterling. During the first three months of 2006, Sterling retained $6.1 million, or 60.1%, of its net income. Offsetting this increase in capital was $1.5 million of unrealized losses on securities available for sale and cash flow derivatives, and the repurchase of common shares issued of $4.9 million.

Sterling and its banking subsidiaries are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly

Back to Index

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

Quantitative measures established by regulation to ensure capital adequacy require Sterling and its banking subsidiaries to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of March 31, 2006 and December 31, 2005, that Sterling and the subsidiary banks met all minimum capital adequacy requirements to which they are subject.

As of March 31, 2006, the banks met all quantitative thresholds to be considered “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, institutions must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the banks’ category.

Sterling’s total risk based capital ratios as of March 31, 2006 and December 31, 2005, are as follows:

	Actual Capital Ratio		Minimum Capital Requirement

	March 31, 2006	December 31, 2005	Minimum Requirement	Well Capitalized

Total risk based capital ratios:
Sterling (consolidated)	13.0%	13.0%	n/a	n/a
Bank of Lancaster County, N.A.	12.3%	12.1%	8.0%	10.0%
Bank of Hanover and Trust Company	12.7%	12.8%	8.0%	10.0%
Pennsylvania State Bank	10.8%	11.6%	8.0%	10.0%
First National Bank of North East	13.0%	13.5%	8.0%	10.0%
Delaware Sterling Bank & Trust Company	55.2%	51.6%	8.0%	10.0%
Tier 1 risk-based capital ratio:
Sterling (consolidated)	12.0%	12.2%	n/a	n/a
Bank of Lancaster County, N.A.	11.2%	11.0%	4.0%	6.0%
Bank of Hanover and Trust Company	11.8%	11.9%	4.0%	6.0%
Pennsylvania State Bank	9.9%	10.7%	4.0%	6.0%
First National Bank of North East	12.2%	12.6%	4.0%	6.0%
Delaware Sterling Bank & Trust Company	54.6%	50.9%	4.0%	6.0%
Tier 1 leverage ratio
Sterling (consolidated)	10.3%	10.4%	n/a	n/a
Bank of Lancaster County, N.A.	10.2%	10.1%	4.0%	5.0%
Bank of Hanover and Trust Company	8.5%	8.2%	4.0%	5.0%
Pennsylvania State Bank	8.7%	8.9%	4.0%	5.0%
First National Bank of North East	7.4%	7.4%	4.0%	5.0%
Delaware Sterling Bank & Trust Company	18.8%	13.8%	4.0%	5.0%

Liquidity

Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of Sterling are met.

Sterling’s funds are available from a variety of sources, including assets that are readily convertible to cash (federal funds sold and short-term investments), securities portfolio, scheduled repayments of loans receivable, core deposit base, borrowing capacity (short-term and long-term) with a number of correspondent banks and the Federal Home Loan Bank (FHLB), the ability to package residential mortgage loans originated for sale and the ability to sell finance leases and receivables through our correspondent bank relationships.

Back to Index

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

The following table presents significant fixed and determinable contractual obligations by payment date as of March 31, 2006:

		Payments Due In

	Total Amount Committed	One Year or Less	One to Three Years	Three to Five Years	Over Five Years

	(in thousands)
Deposits without a stated maturity	$1,284,013	$1,284,013	$—	$—	$—
Time deposits	990,892	494,339	423,859	72,462	232
Federal funds purchased	29,500	29,500	—	—	—
Securities sold under repurchase agreements	14,632	14,632	—	—	—
Interest-bearing demand notes issued to the U.S. Treasury	956	956	—	—	—
Federal Home Loan Bank	70,000	70,000	—	—	—
Lines of credit	32,500	32,500	—	—	—
Long-term debt	164,181	55,475	53,477	35,033	20,196
Subordinated notes payable	87,630	—	—	—	87,630
Operating leases	14,886	1,906	3,291	2,214	7,475

	$2,689,190	$1,983,321	$480,627	$109,709	$115,533

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

A schedule of significant commitments at March 31, 2006 is as follows, (in thousands):

Commitments to extend credit:
Unused home equity lines of credit	$90,578
Other commitments to extend credit	442,309
Standby letters of credit	76,068

$608,955

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

Back to Index

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

Equity market risk is not a significant risk to the corporation, as equity investments on a cost basis comprise less than 1% of corporate assets. Sterling’s exposure to foreign currency exchange risk or commodity price risk is inconsequential. Sterling does not have any exposure to commodity price risk.

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

Back to Index

Earnings at Risk

Simulation analysis evaluates the effect of upward and downward changes in market interest rates on future net interest income. The analysis involves changing the interest rates used in determining net interest income over the next 12 months. The resulting percentage change in net interest income in various rate scenarios is an indication of the corporation’s shorter-term interest rate risk. The analysis utilizes a “static” balance sheet approach. The measurement date balance sheet composition (or mix) is maintained over the simulation time period, with maturing and repayment dollars being rolled into like instruments for new terms at current market rates. Additional assumptions are applied to modify volumes and pricing under the various rate scenarios. These include prepayment assumptions on mortgage assets, the sensitivity of non-maturity deposit rates, and other factors deemed significant.

The simulation analysis results are presented in Table 3a. These measurements indicate that the corporation would expect net interest income to decline 0.6% over the next 12 months assuming an immediate upward shift in market interest rates of 2.0% and to decline by 1.4% if rates shifted downward in the same manner. This profile reflects asset sensitivity in declining rate scenarios and liability sensitivity in rising rate scenarios. This results from optionality in certain assets and liabilities combined with an underlying modestly asset sensitive position. Specifically, conversion features on FHLB advances create liability sensitivity in rising rate scenarios where call options and prepayment risk on securities create greater asset sensitivity in declining rate scenarios. All measurements were within the guidelines set by policy.

At December 31, 2005 annual net interest income was expected to remain unchanged in the upward scenario and to decline by 2.2% in the downward scenario. The current risk position indicates less asset sensitivity than the prior year-end measurements. The primary factors contributing to the decreased asset sensitivity are the increased short-term funding position and the “rolling down” of time deposit maturities, offset by lower levels of rate-sensitive core deposits.

Value at Risk

The net present value analysis provides information on the risk inherent in the balance sheet that might not be taken into account in the simulation analysis due to the shorter time horizon used in that analysis. The net present value of the balance sheet is defined as the discounted present value of expected asset cash flows minus the discounted present value of the expected liability cash flows. The analysis involves changing the interest rates used in determining the expected cash flows and in discounting the cash flows. The resulting percentage change in net present value in various rate scenarios is an indication of the longer term re-pricing risk and options embedded in the balance sheet.

The net present value analysis results are presented in Table 3b. These results indicate that the net present value would decrease 5.3% assuming an immediate upward shift in market interest rates of 2.0% and to increase 1.1% if rates shifted downward in the same manner. The risk position of Sterling is within the guidelines set by policy.

At December 31, 2005, the analysis indicated that the net present value would decrease 4.0% assuming an immediate upward shift in market interest rates of 2.00% and to decrease 0.5% if rates shifted downward in the same manner.

Table 3a Net Interest Income Projections					Table 3b Present Value of Equity

	% Change in Net Interest income					% Change in Present Value of Equity

Change in Market Interest Rates	March 31, 2006		December 31, 2005		Change in Market Interest Rates	March 31, 2006		December 31, 2005

(200)	(1.4%	)	(2.2%	)	(200)	1.1%		(0.5%	)
(100)	(0.6%	)	(0.9%	)	(100)	1.0%		0.4%
0	0.0%		0.0%		0	0.0%		0.0%
100	(0.2%	)	(0.1%	)	100	(2.4%	)	(1.8%	)
200	(0.6%	)	(0.0%	)	200	(5.3%	)	(4.0%	)

Back to Index

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

Back to Index

Part II – OTHER INFORMATION

Item 1 – Legal Proceedings

As of March 31, 2006, there were no material pending legal proceedings, other than routine legal proceedings occurring in the ordinary course of business, to which Sterling or any of its subsidiaries is a party or which any of their property is the subject. Further, there are no material pending legal proceedings known to be contemplated by governmental authorities against Sterling or any of its subsidiaries or their property.

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

Changes in Interest Rates. Since June of 2004, the Federal Reserve has increased the Federal Funds target by 25 basis points on 15 separate occasions. Over that time period, the yield curve has flattened, and at times inverted, with long-term rates having increased at a slower pace. A flat/inverted yield curve can diminish the profitability of most financial institutions, including Sterling, by diminishing, or in some cases eliminating, the opportunity to earn a spread on new business, with longer term rates generally driving loan originations and shorter term rates driving funding costs.

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

Changes in Economic Conditions. Changes in economic conditions, particularly an economic slowdown, could hurt Sterling’s business. Sterling’s business is directly affected by political and market conditions, broad trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond Sterling’s control. Deterioration in economic conditions, in particular an economic slowdown within our geographic region, could result in the following consequences, any of which could materially hurt Sterling’s business:

•	Loan delinquencies may increase;
•	Problem assets and foreclosures may increase;
•	Demand for our products and services may decline; and
•	Collateral for loans made by us may decline in value, in turn reducing a client’s borrowing power, and reducing the value of assets and collateral associated with our loans held for investment.

Back to Index

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

There have been no significant changes in the risk factors reported in Sterling’s Annual Report on Form 10-K, for the year ended December 31, 2005.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In May 2003, Sterling’s Board of Directors authorized the repurchase of up to 1.3 million shares of its outstanding common stock. Shares repurchased are held for issuance in connection with Sterling’s stock compensation plans and for general corporate purposes.

During the first quarter of 2006, Sterling repurchased 235,000 shares of its common stock for $4.9 million. A summary of the purchases, as well as the maximum number of shares yet to be purchased under the publicly announced plan are outlined below:

Period	Total Number of Share Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs

January 1, 2006 to January 31, 2006	—	$—	—	802,353
February 1, 2006 to February 28, 2006	95,000	20.90	95,000	707,353
March 1, 2006 to March 31, 2006	140,000	20.98	140,000	567,353

Item 3 – Defaults upon Senior Securities

Not Applicable.

Item 4 – Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5 – Other Information

Not Applicable.

Back to Index

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

10.13

Change in Control Agreement, dated December 19, 2005, between Registrant, Bank of Lancaster County, N.A. and MaryAnn Detwiler. (Incorporated by reference to Exhibit 10.12 to Registrant’s Current Report on Form 8-K, dated December 21, 2005 and filed with the Commission on December 21, 2005.)

Back to Index

11	Statement re: Computation of per Share Earnings – See Note 1, Summary of Significant Accounting Policies, included in this Quarterly Report on Form 10-Q.
14	Code of Ethics (Incorporated by reference to Exhibit 14 to Registrant’s Current Report on Form 8-K, dated February 28, 2006 and filed with the Commission on February 28, 2006.)
21	Subsidiaries of Registrant
Rule 13a-14(a)/15d-14(a) Certifications
31.1	— Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	— Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Section 1350 Certifications
32.1	— Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to 906 of the Sarbanes Oxley Act of 2002
32.2	— Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to 906 of the Sarbanes Oxley Act of 2002

Copies of the Exhibits referenced above will be provided to shareholders without charge by writing to Investor Relations, Sterling Financial Corporation, 101 North Pointe Blvd., Lancaster, PA 17601.

Back to Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING FINANCIAL CORPORATION
Date:	May 9, 2006	By:	/s/ J. Roger Moyer, Jr.

J. Roger Moyer, Jr. President and Chief Executive Officer

Date:	May 9, 2006	By:	/s/ Tito L. Lima

Tito L. Lima Chief Financial Officer and Treasurer