Form 10-Q
period 2006-06-30
STERLING FINANCIAL CORP /PA/
filed 2006-08-08
CIK 811671

Click here for Index

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

(717) 581-6005

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

Common Stock, $5.00 Par Value – 29,137,807 shares outstanding as of July 31, 2006.

Sterling Financial Corporation and Subsidiaries

Back to Index

Part I – Financial Information

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)	June 30, 2006	December 31, 2005

Assets
Cash and due from banks	$88,641	$79,509
Federal funds sold	40,824	30,203

Cash and cash equivalents	129,465	109,712
Interest-bearing deposits in banks	4,217	5,690
Short-term investments	3,136	2,156
Mortgage loans held for sale	2,691	3,200
Securities held-to-maturity (fair value 2006 - $26,371; 2005 - $29,169)	26,232	28,891
Securities available-for-sale	428,452	455,117
Loans, net of unearned income	2,240,383	2,104,086
Allowance for loan losses	(22,424)	(21,003)

Net loans	2,217,959	2,083,083
Premises and equipment, net	45,597	43,498
Assets held for operating lease, net	84,473	73,636
Other real estate owned	75	60
Goodwill	86,468	78,764
Intangible assets	10,141	11,318
Mortgage servicing rights	3,096	3,011
Accrued interest receivable	12,513	12,304
Other assets	39,611	55,297

Total assets	$3,094,126	$2,965,737

Liabilities
Deposits:
Non-interest-bearing	$319,734	$304,475
NOW and money market	761,674	746,262
Savings	232,428	231,024
Time	1,039,755	944,526

Total deposits	2,353,591	2,226,287

Short-term borrowings	149,840	140,573
Long-term debt	159,129	168,875
Subordinated notes payable	87,630	87,630
Accrued interest payable	9,975	8,821
Other liabilities	31,604	35,465

Total liabilities	2,791,769	2,667,651

Stockholders’ equity
Preferred stock, no par value, 10.0 million shares authorized; no shares issued or outstanding	—	—
Common stock - $5.00 par value, 70.0 million shares authorized; issued: 2006 – 29,137,807 shares; 2005 – 29,138,357 shares	145,689	145,692
Capital surplus	78,536	79,351
Escrowed shares (2006 - 0 shares; 2005 – 180,007 shares)	—	(2,926)
Retained earnings	85,188	72,849
Accumulated other comprehensive income	(1,117)	4,042
Common stock in treasury, at cost (2006 – 283,492 shares; 2005 – 45,121 shares)	(5,939)	(922)

Total stockholders’ equity	302,357	298,086

Total liabilities and stockholders’ equity	$3,094,126	$2,965,737

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

(Dollars in thousands, except per share data)	2006	2005	2006	2005

Interest and dividend income
Loans, including fees	$44,617	$36,373	$86,509	$70,444
Debt securities:
Taxable	2,523	2,774	5,128	5,587
Tax-exempt	2,519	2,592	5,153	5,206
Dividends	180	183	357	379
Federal funds sold	192	56	271	68
Short-term investments	67	41	124	68

Total interest and dividend income	50,098	42,019	97,542	81,752

Interest expense
Deposits	15,005	9,379	28,028	17,508
Short-term borrowings	1,457	750	2,982	1,420
Long-term debt	1,813	2,236	3,560	4,458
Subordinated notes payable	1,427	1,345	2,833	2,481

Total interest expense	19,702	13,710	37,403	25,867

Net interest income	30,396	28,309	60,139	55,885
Provision for loan losses	1,298	1,140	2,423	1,497

Net interest income after provision for loan losses	29,098	27,169	57,716	54,388

Non-interest income
Trust and investment management income	2,329	2,296	4,742	4,588
Service charges on deposit accounts	2,295	2,102	4,428	4,008
Other service charges, commissions and fees	1,383	1,170	2,704	2,254
Brokerage fees and commissions	776	688	1,658	1,540
Insurance commissions and fees	1,618	1,974	3,246	3,806
Mortgage banking income	529	432	1,005	719
Rental income on operating leases	7,915	6,729	15,430	13,493
Other operating income	1,221	1,644	2,503	2,218
Securities gains, net	532	114	834	248

Total non-interest income	18,598	17,149	36,550	32,874

Non-interest expenses
Salaries and employee benefits	15,148	14,153	30,029	28,031
Net occupancy	1,691	1,585	3,326	3,201
Furniture and equipment	2,033	1,893	4,076	3,796
Professional services	1,085	1,049	2,034	2,001
Depreciation on operating lease assets	6,485	5,658	12,706	11,282
Taxes other than income	750	558	1,339	1,266
Intangible asset amortization	601	675	1,221	1,366
Other	5,003	5,195	10,311	9,930

Total non-interest expenses	32,796	30,766	65,042	60,873

Income before income taxes	14,900	13,552	29,224	26,389
Income tax expenses	4,619	3,868	8,786	7,426

Net income	$10,281	$9,684	$20,438	$18,963

Per share information:
Basic earnings per share	$0.36	$0.34	$0.71	$0.66
Diluted earnings per share	0.35	0.33	0.70	0.65
Dividends declared	0.140	0.130	0.280	0.258

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(Dollars in thousands)	Common Shares Issued and Outstanding	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury and Escrowed Shares	Total

Balance, December 31, 2005	28,913,229	$145,692	$79,351	$72,849	$4,042	$(3,848)	$298,086
Comprehensive income:
Net income	—	—	—	20,438	—	—	20,438
Other comprehensive income:
Change in net unrealized gain on securities AFS, net of reclassification adjustment and tax effects	—	—	—	—	(4,981)	—	(4,981)
Change in unrealized gains (losses) on derivatives, net of tax effects	—	—	—	—	(178)	—	(178)

Total comprehensive income	—	—	—	—	—	—	15,279

Escrowed shares released:
Church Capital Management, LLC	177,345	—	—	—	—	2,883	2,883
Bainbridge Securities, Inc.	2,662	—	—	—	—	43	43
Treasury stock issued:
Stock options	126,842	—	(974)	—	—	2,628	1,654
Corporate Healthcare Strategies, LLC additional consideration	30,699	—	24	—	—	644	668
Other	88	—	—	—	—	2	2
Purchase of treasury shares	(396,000)	—	—	—	—	(8,291)	(8,291)
Other	(550)	(3)	—	—	—	—	(3)
Cash dividends declared	—	—	—	(8,099)	—	—	(8,099)
Non-cash compensation cost	—	—	135	—	—	—	135

Balance, June 30, 2006	28,854,315	$145,689	$78,536	$85,188	$(1,117)	$(5,939)	$302,357

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,

(Dollars in thousands)	2006	2005

Cash Flows from Operating Activities
Net income	$20,438	$18,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,355	13,704
Accretion and amortization of investment securities	(95)	172
Amortization of intangible assets	1,221	1,366
Provision for loan losses	2,423	1,497
Non-cash compensation cost	135	—
Gain on sales of finance leases and receivables	(624)	(725)
Net gain on sales of securities available-for-sale	(834)	(248)
Gain on sales of mortgage loans	(262)	(197)
Proceeds from sales of mortgage loans held for sale	34,831	41,963
Originations of mortgage loans held for sale	(34,061)	(43,660)
Change in operating assets and liabilities:
(Increase) in accrued interest receivable	(209)	(447)
Decrease in other assets	11,913	4,072
Increase in accrued interest payable	1,154	1,262
(Decrease) in other liabilities	(1,301)	(1,826)

Net cash provided by operating activities	50,084	35,896

Cash Flows From Investing Activities
Net decrease in interest-bearing deposits in other banks	1,473	460
Net (increase) decrease in short-term investments	(980)	3,958
Proceeds from sales of securities available-for-sale	7,886	11,740
Proceeds from maturities or calls of securities held-to-maturity	8,617	6,349
Proceeds from maturities or calls of securities available-for-sale	44,963	26,338
Purchases of securities held-to-maturity	(5,954)	(3,147)
Purchases of securities available-for-sale	(32,934)	(29,639)
Net loans and direct finance leases made to customers	(164,626)	(131,605)
Proceeds from sales of finance receivables and leases	27,936	27,074
Purchases of equipment acquired for operating leases, net	(23,543)	(21,416)
Purchases of premises and equipment	(4,837)	(905)
Proceeds from sales of premises and equipment	88	—
Cash paid for business combination, net	(465)	(746)

Net cash used by investing activities	(142,376)	(111,539)

Cash Flows From Financing Activities
Net increase in deposits	127,304	94,541
Net increase (decrease) in short-term borrowings	9,267	(29,663)
Proceeds from issuance of long-term debt	10,000	9,000
Repayment of long-term debt	(19,746)	(15,594)
Proceeds from issuance of common stock	—	138
Proceeds from issuance of subordinated notes payable	—	15,464
Cash dividends	(8,125)	(7,449)
Cash paid in lieu of fractional shares	—	(30)
Purchase of treasury stock	(8,291)	(5,006)
Proceeds from issuance of treasury stock	1,636	1,210

Net cash provided by financing activities	112,045	62,611

Net change in cash and cash equivalents	19,753	(13,032)
Cash and Cash Equivalents
Beginning of period	109,712	82,855

End of period	$129,465	$69,823

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

Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Earnings Per Share - Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the impact of additional common shares that would have been outstanding if potential dilutive common shares had been issued. Potential common shares that may be issued by Sterling used in the dilutive per share calculation consist solely of outstanding stock options and are determined using the treasury stock method.

Earnings per common share for the three months and six months ended June 30, 2006 and 2005 have been computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(dollars in thousands, except per share data)
Net income available to stockholders	$10,281	$9,684	$20,438	$18,963

Average number of shares outstanding	28,875,899	28,810,912	28,869,759	28,835,235
Effect of dilutive stock options	397,408	446,979	408,462	481,184

Average number of shares outstanding used to calculate diluted earnings per share	29,273,307	29,257,891	29,278,221	29,316,419

Per share information:
Basic earnings per share	$0.36	$0.34	$0.71	$0.66
Diluted earnings per share	0.35	0.33	0.70	0.65

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

The components of accumulated other comprehensive income and related tax effects are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(dollars in thousands)
Net income	$10,281	$9,684	$20,438	$18,963

Other comprehensive income, net of tax expense (benefit):
Change in unrealized holding gains (losses) on available-for-sale securities	(4,920)	5,771	(6,841)	(1,929)
Tax effect	1,728	(2,033)	2,402	682
Reclassification adjustment for securities gains included in net income	(532)	(114)	(834)	(248)
Tax effect	186	40	292	87
Unrealized gains (losses) on derivatives used in cash flow hedging relationships	(136)	444	(274)	205
Tax effect	48	(154)	96	(74)

	(3,626)	3,954	(5,159)	(1,277)

Comprehensive income	$6,655	$13,638	$15,279	$17,686

The ending accumulated balances for each item included in accumulated other comprehensive income, net of related income taxes, were as follows:

	June 30, 2006	December 31, 2005

	(dollars in thousands)
Accumulated unrealized gains (losses) on securities available-for-sale	$(282)	$4,699
Accumulated unrealized losses on derivatives used in cash flow hedging relationships	(835)	(657)

	$(1,117)	$4,042

Recent Accounting Pronouncements – In February 2006, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards No. 155 (Statement No. 155), “Accounting for Certain Hybrid Financial Instruments”. Statement No. 155 amends Financial Accounting Standards Nos. 133 and 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Management is currently evaluating the impact of Statement No. 155, and anticipates that it will not have a material impact on results of operations and financial condition.

In March 2006, FASB issued Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets”, (Statement No. 156). This statement amends Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, to permit entities to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings, or amortize servicing rights in proportion to and over the estimated net servicing income or loss and, assess the rights for impairment or the need for an increased obligation. Statement No. 156 is effective for separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s first fiscal year, provided the entity has not yet issued financial statements for any interim period of that fiscal year. Management does not anticipate that Statement No. 156 will materially impact results of operation and financial condition, upon adoption on January 1, 2007.

Back to Index

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. Management does not anticipate that FASB Interpretation No. 48 will materially impact results of operation and financial condition, upon adoption on January 1, 2007.

Note 2 - Business Combinations

Infinity Investment Advisors – In December 2005, Sterling acquired, through its affiliate, Church Capital Management, LLC, the assets of Infinity Investment Advisors. Infinity Investment Advisors is headquartered in Hershey, Pennsylvania. As a result of the acquisition, Infinity was integrated into Church Capital Management and has provided product diversification to Sterling’s existing customers.

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

Note 3 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2006, are as follows:

	Community Banking	Commercial Finance	Trust and Investment Services	Insurance Services	Total

	(dollars in thousands)
Balance, January 1, 2006	$34,747	$17,220	$15,804	$10,993	$78,764
Additions to goodwill	—	—	6,615	1,133	7,748
Impairment losses	—	—	—	—	—
Amortization of goodwill from branch purchase	(44)	—	—	—	(44)

Balance, June 30, 2006	$34,703	$17,220	$22,419	$12,126	$86,468

In April 2006, Sterling announced the realignment of the management of its three Trust and Investment Services affiliates, Church Capital Management, LLC (Church), Bainbridge Securities, Inc. (Bainbridge) and Sterling Financial Trust Company. The original agreement, related to the acquisition of Church and Bainbridge, included contingent consideration payments to the principals of both companies based upon them attaining certain required performance measurements over a five year period from the date of acquisition. Under the guidance of Statement No. 141, the contingent payments were to be treated as additional consideration and capitalized as goodwill at the time the future payments were earned. Per the terms of the original acquisition agreement, the realignment of the Trust and Investment Services segment triggered a change to the terms of the contingency, thereby accelerating the recognition of goodwill in the amount of $6.6 million and converting the payments into installment payments to be released bi-annually from escrow over seven years.

The additional goodwill in the Insurance Services segment was a result of consideration owed to the principals of Corporate Healthcare Strategies, LLC in connection with specified financial performance levels defined in the purchase agreement.

Back to Index

A summary of intangible assets is as follows:

	June 30, 2006		December 31, 2005

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

	(dollars in thousands)
Finite lived assets:
Core deposit intangibles	$4,163	$(1,956)	$4,163	$(1,702)
Customer lists	10,210	(3,564)	10,210	(2,803)
Trademark	480	(183)	480	(149)
Covenants not to compete	1,238	(484)	1,238	(385)
Vendor agreements	140	(140)	140	(111)

	16,231	(6,327)	16,231	(5,150)

Non-finite lived intangible assets:
Trademark	237	—	237	—

Total	$16,468	$(6,327)	$16,468	$(5,150)

Note 4 – Stock Compensation

Sterling maintains an omnibus stock incentive plan (the 1996 Stock Incentive Plan) under which incentive and non-qualified stock options, stock appreciation rights, or restricted stock may be issued. To date, only incentive and non-qualified stock options have been issued under the plan. The options are granted periodically to key employees at a price not less than the fair value of the shares at the date of grant, and have a term of ten years. Share awards generally vest over a three year period. As of June 30, 2006, Sterling had approximately 275,638 shares of common stock reserved for issuance under this stock incentive plan, which was approved by shareholders.

In May of 2006, Sterling’s shareholders approved an omnibus stock incentive plan (the 2006 Equity Compensation Plan) under which incentive and non-qualified stock options, stock appreciation rights, or restricted stock may be issued. To date, no stock options, stock appreciation rights, or restricted stock have been issued under this plan.

Prior to January 1, 2006, Sterling accounted for the 1996 Stock Incentive Plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25), and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (Statement No. 123). No stock-based employee compensation was recognized in the Consolidated Statement of Income for the period ended June 30, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, Sterling adopted the fair value recognition provisions of SFAS No. 123(R), “Share-based Payment” (Statement No. 123(R)), using the modified-prospective-transition method. Under the transition method, compensation cost recognized in 2006 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement No. 123(R). Results for prior periods have not been restated.

As a result of adopting Statement No. 123(R) on January 1, 2006, Sterling’s income before income taxes and net income are $135,000 and $132,000 lower, respectively, for the three months and six months ended June 30, 2006 than if Sterling had continued to account for share-based compensation under APB Opinion No. 25. Both basic and diluted earnings per share for the three months and six months ended June 30, 2006 are $0.005 and $0.005 lower, respectively, than if Sterling had continued to account for share-based compensation under APB Opinion No. 25.

Back to Index

The following table illustrates the effect on net income and earnings per share if Sterling had applied the fair value recognition provisions of Statement No. 123, to share-based employee compensation for the period ended June 30, 2005:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

	(dollars in thousands, except per share data)

Net income:
As reported	$9,684	$18,963
Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(372)	(749)

Proforma	$9,312	$18,214

Basic earnings per share:
As reported	$0.34	$0.66
Proforma	0.32	0.63

Diluted earnings per share:
As reported	$0.33	$0.65
Proforma	0.32	0.62

In 2005, Sterling’s Management Development and Compensation Committee approved the accelerated vesting of all unvested stock options under its 1996 Stock Incentive plan. The decision to accelerate the vesting of these options was primarily to reduce non-cash compensation expense that would have been recorded in future periods upon the adoption of Statement 123(R).

As a result of this acceleration of the vesting, options to purchase approximately 722,000 shares of Sterling’s common stock became exercisable immediately. The number of shares, exercise prices and other terms of the options subject to the acceleration remain unchanged.

Resulting from the acceleration of the vesting of the 2003, 2004 and 2005 stock options, Sterling recognized approximately $113,000 in compensation expense during the fourth quarter of 2005 and as a result will not be required to recognize anticipated compensation expense relating to stock options, net of taxes, totaling approximately $1.5 million in 2006, $872,000 in 2007 and $319,000 in 2008.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option model that uses the assumptions noted in the following table. Because the Black-Scholes option valuation model incorporates ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on historic volatilities on Sterling’s stock, and other factors. Sterling uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is based on the simplified formula allowed by the SEC’s Staff Accounting Bulletin No. 107 and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

2006

Expected volatility	34.0%
Expected dividend yield	2.7%
Expected term (in years)	6
Risk-free rate	5.0%

Back to Index

A summary of option activity under the plan as of June 30, 2006 and changes during the period ended June 30, 2006, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value at June 30, 2006

Outstanding at January 1, 2006	1,688,788	$15.77	7.0 years	$
Granted	253,000	20.75
Exercised	(126,842)	12.90			1,041,000
Forfeited	(5,041)	20.38

Outstanding at June 30, 2006	1,809,905	16.65	7.0 years		9,531,000

Exercisable at June 30, 2006	1,556,905	15.98	6.5 years		9,243,000

The weighted-average grant-date fair value of options granted during 2006 was $6.51. All of the shares granted were non-vested at June 30, 2006 and will remain non-vested through December 31, 2006.

As of June 30, 2006, there was $1.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized on a straight-line basis over the three year vesting period.

Sterling received $1.6 million of cash from stock option exercises for the six months ended June 30, 2006. All stock option transactions are settled through a third party registered broker and, therefore no cash is disbursed by the corporation.

Sterling satisfies share option exercises by repurchasing shares on the open market. In May 2003, the Board of Directors authorized 1,303,365 shares to be repurchased. As of June 30, 2006, 897,012 shares were repurchased since inception. It is estimated that approximately 500,000 shares will be repurchased in 2006, of which 396,000 shares have been repurchased as of June 30, 2006.

Back to Index

Note 5 – Retirement Benefit Plan

The components of Sterling’s post-retirement benefits cost for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(dollars in thousands)
Service cost	$34	$31	$69	$61
Interest cost	36	34	72	69
Amortization of transition losses	2	2	4	4
Net amortization and other amortization of unrecognized prior service cost	8	9	16	18

Net retirement benefits cost	$80	$76	$161	$152

Note 6 – Segment Information

Sterling operates five lines of business: Community Banking and Related Services; Leasing; Commercial Finance; Trust and Investment Services; and Insurance Related Services.

The Community Banking and Related Services segment provides financial services to consumers, businesses, financial institutions and governmental units in south central Pennsylvania, northern Maryland and northern Delaware. These services include providing various types of loans to customers, accepting deposits, mortgage banking and other traditional banking services. Parent company and treasury function income is included in the community banking segment, and a majority of the expense of these functions is related to this segment. Major revenue sources include net interest income and service fees on deposit accounts. Expenses include personnel and branch network support charges. The Community Banking and Related Services segment lends money to the Leasing and Commercial Finance segments, which represents the inter-segment eliminations.

The Leasing segment provides vehicle and equipment financing alternatives to businesses primarily located in south central Pennsylvania and northeastern Maryland, although assets are located throughout the United States. Major revenue sources include net interest income and rental income on operating leases. Expenses include personnel, support and depreciation charges on operating leases.

The Commercial Finance segment specializes in financing forestry and land-clearing equipment for the soft wood pulp business through more than 150 equipment dealer locations ranging from Maine to Florida, primarily in the southeastern United States. The major revenue source is net interest income. Expenses include personnel and support charges.

The Trust and Investment Services segment includes both corporate asset and personal wealth management services. The corporate asset management business provides retirement planning services, investment management, custody and other corporate trust services from small to medium sized businesses in Sterling’s market area. Personal wealth management services include investment management, brokerage, estate and tax planning, as well as trust management and administration for high net worth individuals and their families. Major revenue sources include management and estate fees and commissions on security transactions. Expenses primarily consist of personnel and support charges, as well as amortization of intangible assets.

The Insurance Related Services segment includes employee benefit products, consulting services, personal insurance coverage, including property and casualty, credit life insurance and disability insurance. Major revenue sources include commissions on insurance products, as well as consulting fees. Expenses include personnel and support charges as well as amortization of intangible assets.

Back to Index

Information about reportable segments and reconciliation of such information to the consolidated financial statements follows:

(Dollars in thousands)	Community Banking & Related Services	Leasing	Commercial Finance	Trust and Investment Services	Insurance Related Services	Inter- Segment Elimination	Consolidated Totals

Three months ended June 30, 2006
Interest and dividend income	$41,749	$3,991	$10,801	$19	$23	$(6,485)	$50,098
Interest expense	18,989	3,268	3,926	—	4	(6,485)	19,702
Provision for loan losses	956	225	117	—	—	—	1,298
Non-interest income	4,995	8,471	451	3,133	1,585	(37)	18,598
Non-interest expenses	19,777	8,081	758	2,582	1,635	(37)	32,796
Income (loss) before income taxes	7,022	888	6,451	570	(31)	—	14,900
Income tax expenses	1,696	338	2,358	225	2	—	4,619
Net income (loss)	5,326	550	4,093	345	(33)	—	10,281
Three months ended June 30, 2005
Interest and dividend income	$34,328	$3,162	$8,606	$24	$8	$(4,109)	$42,019
Interest expense	13,013	2,384	2,414	4	4	(4,109)	13,710
Provision for loan losses	806	317	17	—	—	—	1,140
Non-interest income	4,108	7,468	610	3,018	1,957	(12)	17,149
Non-interest expenses	18,479	7,046	742	2,618	1,893	(12)	30,766
Income before income taxes	6,138	883	6,043	420	68	—	13,552
Income tax expenses	1,148	327	2,182	163	48	—	3,868
Net income	4,990	556	3,861	257	20	—	9,684
Six Months Ended June 30, 2006
Interest and dividend income	$80,995	$7,744	$21,102	$43	$42	$(12,384)	$97,542
Interest expense	36,079	6,290	7,410	—	8	(12,384)	37,403
Provision for loan losses	1,746	500	177	—	—	—	2,423
Non-interest income	9,624	16,482	861	6,461	3,195	(73)	36,550
Non-interest expenses	39,095	15,781	1,497	5,319	3,423	(73)	65,042
Income (loss) before income taxes	13,699	1,655	12,879	1,185	(194)	—	29,224
Income tax expenses (benefit)	3,038	631	4,719	467	(69)	—	8,786
Net income (loss)	10,661	1,024	8,160	718	(125)	—	20,438
Assets	2,920,541	311,763	279,008	29,075	18,959	(465,220)	3,094,126
Six Months Ended June 30, 2005
Interest and dividend income	$66,422	$6,087	$16,900	$41	$15	$(7,713)	$81,752
Interest expense	24,531	4,509	4,525	7	8	(7,713)	25,867
Provision for loan losses	1,062	401	34	—	—	—	1,497
Non-interest income	7,759	14,490	694	6,171	3,772	(12)	32,874
Non-interest expenses	36,341	14,038	1,463	5,268	3,775	(12)	60,873
Income before income taxes	12,247	1,629	11,572	937	4	—	26,389
Income tax expenses	2,254	608	4,177	367	20	—	7,426
Net income (loss)	9,993	1,021	7,395	570	(16)	—	18,963
Assets	2,664,295	265,022	226,933	23,680	18,928	(375,975)	2,822,883

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

Sterling does not have a single customer from whom it derives 10.0% or more of its revenue.

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

Back to Index

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

A summary of the junior subordinated debentures from Sterling to the subsidiary trusts is as follows:

	June 30, 2006	December 31, 2005

	(dollars in thousands)
Debenture issued to Sterling Financial Statutory Trust I, first redeemable, in whole or part, by Sterling in March 2007. Interest payable quarterly at a floating rate of LIBOR plus 360 basis points (9.06% at June 30, 2006), and matures in 2032	$20,619	$20,619
Debenture issued to Sterling Financial Statutory Trust II, first redeemable, in whole or part, by Sterling in June 2008. Interest payable quarterly at a fixed rate of 5.55%, and matures in 2033	36,083	36,083
Debenture issued to Sterling Financial Statutory Trust III, first redeemable, in whole or part, by Sterling in December 2009. Interest payable quarterly at a fixed rate of 6.00%, and matures in 2034	15,464	15,464
Debenture issued to Sterling Financial Statutory Trust IV, first redeemable, in whole or part, by Sterling in February 2010. Interest payable quarterly at a fixed rate of 6.19% and matures in 2035	15,464	15,464

	$87,630	$87,630

Note 8 – Pending Acquisition

On March 30, 2006, Sterling entered into a definitive agreement to acquire Bay Net Financial, Inc., parent company of Bay Net A Community Bank, in a stock and cash transaction valued at approximately $22.8 million, although the actual value will depend on several factors including the price of Sterling’s stock on the date of acquisition. As of June 30, 2006, Bay Net had $97.5 million in assets and is headquartered in Bel Air, Maryland with two branch locations in Harford County and Cecil County. Upon completion of the pending acquisition, Sterling expects to merge Bay Net into First National Bank of North East.

Under the terms of the agreement, each shareholder of Bay Net Financial may elect to receive cash, or to exchange their shares for Sterling shares, or a combination of both. The amount of final per share consideration is based on a formula that is determined by the average share value of Sterling’s stock during the 20-day period ending 11 days prior to closing. The exchange ratio is expected to be .8802, assuming an average Sterling share price of $21.00 during the 20-day period. It will increase on a pro-rata basis to a maximum of .9728 at an average Sterling share price of $19.00 and will decrease to a minimum of .8036 at an average Sterling share price of $23.00 during the 20-day period. The consideration is subject to election and allocation procedures designed to ensure that the cash portion is not less than 40% and not more than 45% of the dollar value of the merger consideration. The specific pricing calculations described above are subject to the terms of the definitive agreement.

The merger is subject to a number of conditions, including approval by the appropriate regulatory agencies and the shareholders of Bay Net Financial, Inc. Upon obtaining the appropriate approvals, the transaction is expected to be completed in the fourth quarter of 2006.

Back to Index

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

Shareholders should note that many factors, some of which are discussed elsewhere in this report, could affect the future financial results of Sterling Financial Corporation and its subsidiaries, both individually and collectively, and could cause those results to differ materially from those expectations expressed in this report. These risk factors include the following:

•	Operating, legal and regulatory risks;
•	Economic, political and competitive forces impacting our various lines of business;
•	The risk that our analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful;
•	The possibility that increased demand or prices for Sterling’s financial services and products may not occur;
•	Volatility in interest rates;
•	Integration of our newly acquired affiliates may not occur as quickly or smoothly as anticipated and projected synergies may not occur in the projected time frame or at all;
•	The risk that the fair values of the business segments will not continue to exceed their carrying value;
•	Changes/volatility in the securities markets; and
•	Other risks and uncertainties.

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

Back to Index

Critical Accounting Policies

Sterling’s consolidated financial statements are prepared in accordance with U. S. Generally Accepted Accounting Principles and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal cash flow modeling techniques.

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

Goodwill is subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. Sterling tests for impairment based on the goodwill maintained at each defined reportable segment. An independent party using various market valuation methodologies determines a fair value. If the fair values of the reportable segments exceed their book values, no write-downs of recorded goodwill are necessary. If the fair value of the reportable segment is less than its book value, an impairment expense may be required to be recorded to write down the related goodwill to the proper carrying value.

Any material effect on the financial statements related to these critical accounting areas is also discussed in this Management Discussion and Analysis.

Non-GAAP Presentations

Sterling, in referring to its net income, is referring to income determined in conformity with U. S. Generally Accepted Accounting Principles (GAAP). Although we believe that the non-GAAP financial measures enhance readers’ understanding of our business and performance, these non-GAAP measures should not be considered an alternative to GAAP.

This Management Discussion and Analysis refers to certain non-GAAP financial measures used to monitor performance, including the efficiency ratio, return on average realized equity and return on average tangible equity. The efficiency ratio is a non-GAAP financial measure that we believe provides readers with important information regarding Sterling’s results of operations. Comparison of Sterling’s efficiency ratio with that of other companies may not be appropriate, as they may calculate their ratio in a different manner. Sterling’s calculation of the efficiency ratio is computed by dividing non-interest expenses, less depreciation on operating leases, by the sum of tax equivalent net interest income and non-interest income, less depreciation on operating leases. Sterling nets the depreciation on operating leases against related income, as it is consistent with utilizing net interest income presentation for comparable capital leases, which nets interest expense against interest income. The efficiency ratio excludes unusual items, including gains on securities activities, interest collected on charged-off loans, etc.

Back to Index

Return on average realized equity is a non-GAAP financial measure, as it is calculated by taking net income, divided by average stockholders’ equity, excluding average other accumulated comprehensive income. We believe the presentation of return on realized equity provides a reader with a better understanding of our financial performance based on economic transactions, because it excludes the impact of unrealized gains and losses on securities available for sale and derivatives used in cash flow hedges, which can fluctuate based on interest rate volatility.

Return on average tangible equity is a non-GAAP financial measure, as it is calculated by taking net income excluding the amortization of intangible assets, divided by average stockholders’ equity less average goodwill and intangible assets. We believe that by excluding the impact of purchase accounting, the return on average tangible equity provides the reader with an important view of our financial performance.

RESULTS OF OPERATIONS

Three months ended June 30, 2006 compared to three months ended June 30, 2005

Executive Overview

Sterling is a diversified financial services company which has been successful in integrating non-traditional banking services into its traditional bank framework. For the quarter ended June 30, 2006, 51.8% of its net income was generated from the banking segment and 48.2% of net income was generated from its non-banking, or financial services segments. As compared to the quarter ended June 30, 2005, 55.8% of Sterling’s net income was generated from the banking segment and 44.2% of net income was generated from its non-banking, or financial services segments.

Sterling’s net income was $10.3 million for the three months ended June 30, 2006, an increase of $597,000, or 6.2% from the second quarter of 2005. Diluted earnings per share totaled $0.35 for the second quarter of 2006 versus $0.33 for the same period in 2005, an increase of 6.1%. Return on assets for the second quarter of 2006 was 1.37%, compared to 1.39% for the same period last year. For the second quarter of 2006, return on average realized equity and return on average tangible equity were 13.71% and 20.55%, respectively, compared to 14.00% and 21.10%, respectively, for the second quarter of 2005.

Total revenue, comprised of net interest income and non-interest income excluding net gains on sale of securities, totaled $48.5 million for the second quarter of 2006, an increase of $3.1 million, or 6.9%, from the same period last year and outpaced an increase of $2.0 million, or 6.6%, in non-interest expense for the same period. As a result, the efficiency ratio improved from 60.86% for the second quarter of 2005 to 60.45% for the second quarter of 2006.

Sterling has continued its trend of increasing net interest income, from $28.3 million for the second quarter of 2005 to $30.4 million for the second quarter of 2006, a 7.4% increase. The growth in net interest income has resulted primarily from organic growth in loans and deposits. The net interest margin for the three months ended June 30, 2006 was 4.77%, which was lower than 2005’s net interest margin for the same period of 4.81%. Sterling has been successful in managing its net interest margin by attracting new households, thus growing its loans and deposits; however, it has also experienced pressure in its net interest margin primarily resulting from the relatively flat yield curve, when compared to historical levels, and increased pricing competition on loans and deposits.

Net interest margin for Sterling, as well as the banking industry in general, continues to be challenged due to the flat yield curve and the 17 federal funds rate increases since June 2004. Increases on rates paid on deposits and borrowings outpaced increases on yields on interest-earning assets over the past twelve months. Sterling continues to manage its net interest margin, through a combination of managing pricing on loans and deposits and improving its mix of interest earning assets.

Back to Index

The provision for loan losses was $1.3 million for the three months ended June 30, 2006, compared to $1.1 million for the same period in 2005, primarily as a result of the growth in the loan portfolio. Net charge-offs to average loans outstanding was 0.06% for the three months ended June 30, 2006 compared to 0.11% for the same period of 2005. Non-performing loans were 0.22% of total loans for the periods ended June 30, 2006 and December 31, 2005 compared to 0.19% at June 30, 2005.

Non-interest income, excluding net gains on sale of securities, was $18.1 million for the three months ended June 30, 2006, a 6.1% increase over $17.0 million earned during the same period in 2005. This increase was driven by a 12.4% increase in service charges and commissions related to deposit growth and transaction fees generated by the banking segment; a 17.6% increase in rental income on operating leases from the leasing segment as a result of growth in the business; an increase of 4.1% in trust and investment management income and brokerage fees and commissions generated by the investment services segment resulting primarily from growth in assets under administration; partially offset by a decrease of 25.7% in other operating income primarily due to lower gains on sale of loans; and a decrease of 18.0% in insurance commissions and fees from the insurance segment.

Insurance commissions and fees were $1.6 million for the three months ended June 30, 2006, compared to $2.0 million for the same period in 2005. Sterling’s Insurance segment continues to under perform primarily due to the following three factors: a key insurance carrier vacating the small group health insurance market in the first quarter of 2005, thereby negatively affecting insurance commissions; customers restructuring their companies’ health plans, thus leading to lower commissions; and employers moving from self-funded to fully insured arrangements, thereby negatively impacting fees earned for the wholesale stop-loss product line. Management continues to monitor these trends as well as the overall trends for this industry and is taking appropriate actions. If at any time management determines that such trends are significant enough and/or expected to be prolonged in nature, an appropriate evaluation will be made as to the impact, if any, to the goodwill and intangible assets related to this segment.

Non-interest expenses were $32.8 million for the three months ended June 30, 2006, compared to $30.8 million in the same period of 2005, a $2.0 million or 6.6% increase. Non-interest expense growth was the result of general increases in expenses and employment related expenses incurred as a result of the departure of certain employees, initiatives undertaken in 2006 to promote growth in customer relationships as well as expenses incurred in support of business growth.

Net Interest Income

The primary component of Sterling’s revenue is net interest income, which is the difference between interest income and fees on interest-earning assets and interest expense on interest-bearing liabilities. Interest-earning assets include loans, securities and federal funds sold. Interest-bearing liabilities include deposits, borrowed funds and subordinated debt. To compare the tax-exempt yields to taxable yields, amounts are adjusted to pretax equivalents based on a 35 percent federal corporate income tax rate.

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

Back to Index

The following table summarizes, on a fully taxable equivalent basis, net interest income, and net interest margin for the three months ended June 30, 2006 and 2005:

	Three Months Ended June 30,

	2006			2005

	Average Balance	Interest	Annual Rate	Average Balance	Interest	Annual Rate

	(dollars in thousands)
Assets:
Federal funds sold	$15,073	$192	5.12%	$6,421	$56	3.47%
Other short-term investments	5,901	67	4.41%	5,484	41	2.99%
Securities:
U.S. Treasury	915	11	5.02%	1,935	21	4.33%
U.S. Government agencies	180,950	1,955	4.32%	167,949	1,784	4.25%
State and municipal	228,170	4,011	7.03%	235,693	4,156	7.05%
Other	46,102	601	5.21%	72,600	984	5.42%

Total securities	456,137	6,578	5.77%	478,177	6,945	5.81%

Loans:
Commercial	1,242,464	21,925	7.08%	1,149,639	17,810	6.21%
Consumer	393,237	6,708	6.84%	371,335	5,719	6.18%
Residential mortgages	88,500	1,337	6.04%	81,057	1,176	5.80%
Leases	138,302	2,542	7.35%	133,977	2,347	7.01%
Finance receivables	339,688	12,296	14.48%	262,290	9,496	14.48%

Total loans	2,202,191	44,808	8.15%	1,998,298	36,548	7.33%

Total interest earning assets	2,679,302	51,645	7.72%	2,488,380	43,590	7.02%

Allowance for loan losses	(21,728)			(18,767)
Cash and due from banks	62,507			62,219
Other non-interest earning assets	279,085			263,037

TOTAL ASSETS	$2,999,166			$2,794,869

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW and money market deposits	$744,027	$4,213	2.27%	$697,721	$2,198	1.26%
Saving deposits	234,438	844	1.44%	241,025	524	0.87%
Time deposits	1,014,510	9,948	3.93%	850,670	6,657	3.14%
Short-term borrowings	110,610	1,457	5.28%	78,986	750	3.76%
Long-term debt	167,284	1,813	4.35%	226,347	2,236	3.98%
Subordinated notes payable	87,630	1,427	6.51%	87,630	1,345	6.14%

Total interest-bearing liabilities	2,358,499	19,702	3.35%	2,182,379	13,710	2.52%

Non-interest bearing deposits	295,352			287,828
Other liabilities	43,189			40,702
Stockholders’ equity	302,126			283,960

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,999,166			$2,794,869

Net interest rate spread			4.37%			4.50%
Net interest income (FTE)/ net interest margin		31,943	4.77%		29,880	4.81%
Taxable-equivalent adjustment		(1,547)			(1,571)

Net interest income		$30,396			$28,309

Net interest income, on a fully taxable equivalent basis, totaled $31.9 million for the second quarter of 2006 compared to $29.9 million for the same period in 2005, an increase of $2.0 million, or 6.9%. This increase reflected a $190.9 million, or 7.7% increase in the quarterly average balance of interest-earning assets. Net interest margin decreased four basis points from 4.81% for the quarter ended June 30, 2005 to 4.77% for the same period in 2006.

The overall increase in interest-earning assets came in the form of loans. In fact, the growth in loans exceeded the growth in earning assets, reflecting the funding of a portion of the loan growth with securities portfolio cash flows over the past year. Strong growth in the commercial loan and finance receivable portfolios, as well as consumer loans, contributed to the increase in total loans. When comparing second quarter 2006 to second quarter 2005, average loans increased $203.9 million, or 10.2%, increasing the percentage of loans to interest-earning assets to 82.2% from 80.3%. Generally, loans carry a higher yield than alternative interest-earning assets, namely securities and other investments.

Back to Index

Average deposits increased by $211.1 million, or 10.2%, resulting from Sterling’s overall customer relationship model and from its market position in several attractive markets. This growth in deposits was driven by an increase of $53.8 million or 5.5% in transaction deposits and $163.8 million or 19.3% in time deposits. As a result of customers choosing to lock in funds at higher time deposit rates, Sterling’s mix of deposits shifted toward higher costing funds as evidenced by an increase in the average time deposits as a percentage of average total deposits from 41.0% in the second quarter 2005 to 44.3% in the same period of 2006.

Average total borrowings decreased $27.4 million from $305.3 million, or 9.0%, when comparing second quarter 2006 to the same period 2005. Long-term debt decreased $59.1 million as a result of contractual maturities and amortization as well as the prepayment of a $10.0 million FHLB advance in the third quarter of 2005. A portion of this funding was replaced with short-term borrowings, which increased $31.6 million, as part of general asset/liability and liquidity management strategies. In addition, strong deposit growth precluded the need to replace the remainder of the decrease in long-term debt.

Net interest margin decreased to 4.77% from 4.81%, resulting from a number of offsetting factors:

•

After over three years of declining short-term interest rates, the Federal Reserve Bank began to raise the federal funds target rate in 2004. Since June of 2004, the Federal Reserve has increased the federal funds target by 25 basis points on 17 separate occasions. However, over that same time period, long term rates have increased at a slower pace, resulting in the “flattening”, and at times “inversion” of the yield curve. A flat/inverted yield curve could diminish or eliminate the opportunity to earn a spread on new business. Longer term rates generally drive interest-earning asset originations and shorter term rates drive funding costs. The following table depicts the spread between the two and ten-year treasury rates at the end of the past ten quarters:

Quarter Ended:	2006	2005	2004

March 31	4 bps	70 bps	226 bps
June 30	(1) bps	28 bps	190 bps
September 30	—	16 bps	151 bps
December 31	—	(2) bps	116 bps

By contrast, over the last three decades, the average spread between the two and the ten year treasuries was approximately 75 basis points.

•

As noted previously, growth in loans has accounted for all of the growth in earning assets. Generally, loans carry a higher yield than alternative interest-earning assets, namely securities and other investments. Thus this improved mix of earning assets has helped to increase the overall yield on earning assets by 70 basis points. However, Sterling’s ability to continue this strategy of enhancing the earning asset mix in this manner has been reduced due to the need to maintain the securities portfolio volume to meet pledging requirements and liquidity needs.

•

The rate paid on interest bearing liabilities increased 83 basis points, exceeding the increase in the yield on earning assets. The increase in the cost of funds for Sterling had lagged the increase in the yield on earning assets since the first part of 2005. The increase in the cost of funds thereafter has resulted from both a general trend of increases in the rates paid on deposit accounts as well as a shift in the funding mix with an increasing percentage of deposit growth coming from comparatively higher yielding money market and time deposits.

•

The combination of the above factors contributed to a narrowing of the spread between the yield on interest earning assets and the rate paid on interest-bearing liabilities of 13 basis points. Offsetting this narrowing spread was growth in non-interest bearing demand deposits and stockholders’ equity, both of which are interest-free sources of funding that helped minimize the decline in margin to 4 basis points.

Back to Index

Provision for Loan Losses

The provision for loan losses increased to $1.3 million for the three months ended June 30, 2006, compared to $1.1 million for the three months ended June 30, 2005. The increase in provision levels was primarily a result of the growth in the loan portfolio.

See further discussion in the Allowance for Loan Losses section.

Non-Interest Income

Non-interest income totaled $18.6 million for the three months ended June 30, 2006, compared to $17.1 million in 2005, an increase of 8.4%. The increase in non-interest income reflects Sterling’s ability to expand its existing products and services, including development of new products for existing customers and the ability to diversify the products offered through its financial services affiliates.

Service charges on deposit accounts increased 9.2% from $2.1 million for the quarter ended June 30, 2005 to $2.3 million for the same period in 2006. Sterling has been able to increase service charges primarily through new product offerings and increased volumes associated with a greater number of accounts.

Other service charges, commissions and fees were $1.4 million for the three months ended June 30, 2006, an increase of 18.2% from $1.2 million for the three months ended June 30, 2005. The increase is primarily the result of increases in debit card revenues associated with a greater number of customers utilizing the debit card program.

Insurance commissions and fees were $1.6 million for the three months ended June 30, 2006, compared to $2.0 million for the same period in 2005. The decrease was primarily due to the following three factors: a key insurance carrier vacating the small group health insurance market in the first quarter 2005, thereby, negatively affecting insurance commissions; lower fees due to customers restructuring their company’s health plans, as policies came up for renewal; and employers moving from self-funded to fully-insured arrangements, to better hedge their risk, impacting revenues for the wholesale stop-loss product line.

Mortgage banking income totaled $529,000 for the three months ended June 30, 2006, resulting in an increase of 22.5% over the 2005 results for the same period due to an increase in mortgage servicing income.

Rental income on operating leases was $7.9 million for the three months ended June 30, 2006, a 17.6% or $1.2 million increase over the 2005 results for the same period. The increase was the result of higher interest rates, which in turn allowed for an increase in rental income charged to customers, as well as a higher balance of operating leases, as some customers have migrated back to operating leases from finance leases, due to the expiration of the favorable tax treatment on assets purchased.

Other operating income decreased $423,000, or 25.7% due to lower gains on sale of loans.

Sterling recognized net gains on sale of securities in the second quarter of 2006 of $532,000 compared to $114,000 in the same quarter of 2005. Gains and losses are realized as the result of ongoing asset liability management strategies and capitalizing on appreciated values on certain equity security portfolio positions.

Non-Interest Expenses

Non-interest expenses totaled $32.8 million for the three months ended June 30, 2006 compared to $30.8 million for the same period in 2005, an increase of 6.6%.

The largest component of non-interest expense is salaries and employee benefits, which totaled $15.1 million for the three months ended June 30, 2006, a $995,000, or 7.0% increase over the same period in 2005. The increase was attributable to the following factors:

•	Employment related charges related to the departure of certain employees, totaling $291,000;
•	$135,000 of share-based compensation expense related to the adoption of Statement No. 123(R);

Back to Index

•	Initiatives undertaken to promote growth in customer relationships;
•	Additions to staff required to continue to serve our customers in light of increased transaction volumes; and
•	Normal merit increases to existing employees.

Furniture and equipment expense totaled $2.0 million for the three months ended June 30, 2006, an increase of $140,000, or 7.4%, from the same period in 2005. This is primarily attributable to planned increases in service contract expenses, particularly security device maintenance contracts at the bank branches as well as an increase in depreciation expense. Renovations to existing office locations and technology upgrades have contributed to the increase in depreciation expense.

Depreciation expense on operating lease assets was $6.5 million for the three months ended June 30, 2006, an increase of $827,000, or 14.6%, over the same period in 2005. The increase in depreciation was consistent with the increase in rental income. Depreciation as a percent of related rental income was approximately 81.9% for the second quarter of 2006 compared to approximately 84.1% for the second quarter of 2005.

Taxes other than income for the quarter ended June 30, 2006 were $750,000, a 34.4% increase over the second quarter of 2005. Taxes other than income consist primarily of taxes based on stockholders’ equity. As a result of the growing equity base of Sterling and its affiliates, the taxes other than income expense continues to increase. In addition to the growth in the equity base, Sterling and its affiliates are eligible for certain tax credits as a result of charitable contributions. During the second quarter of 2005, Sterling received approximately $98,000 more in tax credits than in the same quarter of 2006.

Intangible asset amortization was $601,000 for the three months ended June 30, 2006, a decrease of $74,000 over 2005 results in the same period. The core deposit intangibles related to the December 2004 acquisition of Pennsylvania State Bank was revalued in December 2005, resulting in a decrease in the amount of monthly amortization expense that will be recorded going forward.

Income Taxes

Income tax expense for the three months ended June 30, 2006 was $4.6 million resulting in an effective tax rate of 31.0%, versus 28.5% in the same period of 2005. Higher levels of pre-tax income, taxed at the incremental 35% statutory rate led to the increase in the effective income tax rate.

Six Months Ended June 30, 2006 compared to Six Months Ended June 30, 2005

Executive Overview

For the six months ended June 30, 2006, 52.2% of Sterling’s net income was generated from the banking segment and 47.8% of its net income was generated from the non-banking, or financial services segments. As compared to the six months ended June 30, 2005, 55.8% of Sterling’s net income was generated from the banking segment and 44.2% of net income was generated from its non-banking, or financial services segments.

Sterling’s net income was $20.4 million for the six months ended June 30, 2006, an increase of $1.5 million, or 7.8% from the same period in 2005. Diluted earnings per share totaled $0.70 for the six months ended June 30, 2006 versus $0.65 for the same period in 2005, an increase of 7.7%. Return on assets for the six months ended June 30, 2006 was 1.39% consistent with the same period last year. For the six months ended June 30, 2006, return on average realized equity and return on average tangible equity were 13.79% and 20.40%, respectively, compared to 13.92% and 20.59%, respectively, for the first six months of 2005.

Total revenue of $95.9 million for the first six months of 2006 increased by $7.3 million or 8.3% from the same period last year and exceeded growth in expenses of $4.2 million or 6.8% for the same comparison period. This resulted in an improved efficiency ratio of 60.64% for the first six months of 2006 from 61.67% for the same period in 2005.

Back to Index

Sterling’s net interest income improved from $55.9 million for the six months ended June 30, 2005 to $60.1 million in 2006, a 7.6% increase. This increase was driven primarily by growth in loans and deposits, partially offset by a decrease of three basis points in the net interest margin to 4.80% as a result of the interest rate environment and pricing competition during the first six months of 2006.

The provision for loan losses was $2.4 million for the six months ended June 30, 2006, compared to $1.5 million for the same period in 2005, primarily as a result of the growth in the loan portfolio. Net charge-offs to average loans outstanding was 0.09% for the six months ended June 30, 2006 compared to 0.11% for the same period of 2005. Non-performing loans were 0.22% of total loans for the periods ended June 30, 2006 and December 31, 2005 compared to 0.19% at June 30, 2005.

Non-interest income, excluding net gains on sale of securities, was $35.7 million for the six months ended June 30, 2006, a 9.5% increase over $32.6 million earned during the same period in 2005. This increase was driven by a 13.9% increase in service charges and commissions related to deposit growth and transaction fees generated by the banking segment; an increase of 39.8% in mortgage banking income; a 14.4% increase in rental income on operating leases from the leasing segment as a result of growth in the business; an increase of 4.4% in trust and investment management income and brokerage fees and commissions generated by the investment services segment resulting primarily from growth in assets under administration; partially offset by a decrease of 14.7% in insurance commissions and fees from the insurance segment.

Insurance commissions and fees were $3.2 million for the six months ended June 30, 2006, compared to $3.8 million for the same period in 2005. Sterling’s insurance segment continues to under perform primarily due to the following three factors: a key insurance carrier vacating the small group health insurance market in the first quarter of 2005, thereby negatively affecting insurance commissions; customers restructuring their companies’ health plans, thus leading to lower commissions; and employers moving from self-funded to fully insured arrangements, thereby negatively impacting fees earned for the wholesale stop-loss product line. Management continues to monitor these trends as well as the overall trends for this industry and is taking appropriate actions. If at any time management determines that such trends are significant enough and/or expected to be prolonged in nature, an appropriate evaluation will be made as to the impact, if any, to the goodwill and intangible assets related to this segment.

Non-interest expenses were $65.0 million for the six months ended June 30, 2006, compared to $60.9 million in the same period of 2005, a $4.1 million or 6.8% increase. Non-interest expense growth was the result of general increases in expenses and employment related expenses incurred as a result of the departure of certain employees, initiatives undertaken in 2006 to promote growth in customer relationships as well as expenses incurred in support of business growth.

Back to Index

Net Interest Income

The following table summarizes, on a fully taxable equivalent basis, net interest income, and net interest margin for the six months ended June 30, 2006 and 2005:

	Six Months Ended June 30,

	2006			2005

	Average Balance	Interest	Annual Rate	Average Balance	Interest	Annual Rate

(Dollars in thousands)
Assets:
Federal funds sold	$11,502	$271	4.76%	$3,934	$68	3.34%
Other short-term investments	5,720	124	4.34%	5,833	68	2.32%
Securities:
U.S. Treasury	917	22	4.95%	2,220	46	4.17%
U.S. Government agencies	179,976	3,891	4.32%	164,017	3,501	4.27%
State and municipal	231,336	8,207	7.10%	237,458	8,359	7.04%
Other	49,849	1,293	5.19%	75,376	2,069	5.49%

Total securities	462,078	13,413	5.81%	479,071	13,975	5.83%

Loans:
Commercial	1,219,091	42,235	6.99%	1,127,131	34,190	6.12%
Consumer	390,066	13,113	6.78%	367,726	11,124	6.10%
Residential mortgages	86,574	2,600	6.01%	80,782	2,344	5.80%
Leases	137,251	4,942	7.20%	134,363	4,647	6.92%
Finance receivables	331,932	23,999	14.46%	254,141	18,519	14.57%

Total loans	2,164,914	86,889	8.07%	1,964,143	70,824	7.25%

Total interest earning assets	2,644,214	100,697	7.65%	2,452,981	84,935	6.96%

Allowance for loan losses	(21,446)			(18,895)
Cash and due from banks	64,405			62,157
Other non-interest earning assets	277,979			261,210

TOTAL ASSETS	$2,965,152			$2,757,453

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW and money market deposits	$738,523	$7,714	2.11%	$697,186	$3,966	1.15%
Saving deposits	232,716	1,568	1.36%	231,888	861	0.75%
Time deposits	989,199	18,746	3.82%	828,811	12,681	3.09%
Short-term borrowings	115,298	2,982	5.22%	80,428	1,420	3.55%
Long-term debt	167,059	3,560	4.30%	228,439	4,458	3.94%
Subordinated notes payable	87,630	2,833	6.47%	82,675	2,481	6.00%

Total interest-bearing liabilities	2,330,425	37,403	3.23%	2,149,427	25,867	2.42%

Non-interest bearing deposits	289,827			282,696
Other liabilities	43,243			42,405
Stockholders’ equity	301,657			282,925

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,965,152			$2,757,453

Net interest rate spread			4.42%			4.53%
Net interest income (FTE)/ net interest margin		63,294	4.80%		59,068	4.83%
Taxable-equivalent adjustment		(3,155)			(3,183)

Net interest income		$60,139			$55,885

Net interest income, on a fully taxable equivalent basis, totaled $63.3 million for the first six months of 2006 compared to $59.1 million for the same period in 2005, an increase of $4.2 million or 7.2%. This increase reflected a $191.2 million, or 7.8%, increase in the average balance of interest-earning assets. Net interest margin was 4.80% for the first six months of 2006, a decrease of 3 basis points from the first six months of the prior year.

Back to Index

As noted for the second quarter results, year-over-year net interest income improved primarily as a result of continued growth in interest earning assets, particularly higher yielding loans, including commercial loans and finance receivables. This has helped to offset the increase in the cost of funds, which exceeded the increase in the yield on earning assets.

Going forward, Sterling’s ability to maintain its historically strong growth trend in net interest income will be challenged by an expected modest pressure in its net interest margin. This pressure can be attributed to several factors:

•	Continuing competitive pricing pressure for new loans and deposits;
•	A prolonged flat/inverted yield curve will lead to pressure on the ability to attract new business at historical margin levels; and
•	Sterling’s ability to lag increases in its deposit rates has diminished as continued increases in interest rates have made it challenging to achieve desired deposit growth targets.

Sterling expects to mitigate these factors by continuing to improve the mix of earning assets through strong loan growth and a disciplined approach to the pricing of loans and deposits.

Provision for Loan Losses

The provision for loan losses was $2.4 million for the six months ended June 30, 2006, compared to $1.5 million for the six months ended June 30, 2005. This increase was driven primarily by growth in the loan portfolio as well as enhancements made to the allowance methodology beginning in the third quarter of 2005.

See further discussion in the Allowance for Loan Losses section.

Non-Interest Income

Total non-interest income totaled $36.6 million for the six months ended June 30, 2006, compared to $32.9 million in the same period of 2005, an increase of 11.2%. The increase in non-interest income reflects Sterling’s ability to expand its existing products and services, including development of new products for existing customers and the ability to diversify the products offered through its financial services affiliates.

Trust and investment management income was $4.7 million for the first six months of 2006, an increase of $154,000, or 3.4%, over 2005 results during the same period. Growth in assets under administration was the main contributor to this increase in revenues.

Service charges on deposit accounts increased from $4.0 million for the six months ended June 30, 2005 to $4.4 million for the same period in 2006. Sterling has been able to increase service charges primarily through new product offerings and increased volumes associated with a greater number of accounts.

Other service charges, commissions and fees were $2.7 million for the six months ended June 30, 2006, an increase of 20.0% from $2.3 million for the six months ended June 30, 2005. The increase is primarily the result of increases in debit card revenues associated with a greater number of customers utilizing the debit card program.

Brokerage fees and commissions totaled $1.7 million for the six months ended June 30, 2006 compared to $1.5 million for the same period in 2005, a 7.7% increase. Sterling has experienced higher brokerage transaction volumes during the first six months of 2006 compared to the first six months of 2005.

Insurance commissions and fees were $3.2 million for the six months ended June 30, 2006, compared to $3.8 million for the same period in 2005. This 14.7% decrease was primarily due to the following three factors: a key insurance carrier vacating the small group health insurance market in the first quarter 2005 negatively affecting insurance commissions; lower fees due to customers restructuring their company’s health plans, as policies came up for renewal; and employers moving from self-funded to fully-insured arrangements, to better hedge their risk, impacting revenues for the wholesale stop-loss product line.

Back to Index

Mortgage banking income totaled $1.0 million for the six months ended June 2006 resulting in an increase of $286,000, or 39.8%, over 2005 results for the same period. An increase in mortgage servicing income was the primary driver of this favorable increase.

Rental income on operating leases was $15.4 million for the six months ended June 30, 2006, a 14.4% or $1.9 million increase over 2005 results for the same period. The increase is the result of an increase in interest rates, which in turn allows for an increase in rental income charged to customers, as well as a higher balance of operating leases, as some customers are migrating back to operating leases from finance leases, due to the expiration of the favorable tax treatment on assets purchased.

Other operating income increased $285,000, or 12.8% due to higher gains on sale of loans during the six months ended June 30, 2006 in comparison to the same period in 2005.

Sterling recognized net gains on sale of securities in the first six months of 2006 of $834,000 compared to $248,000 in the same six months of 2005. Gains and losses are realized as the result of ongoing asset liability management strategies and capitalizing on appreciated values on certain equity security portfolio positions.

Non-Interest Expenses

Non-interest expenses totaled $65.0 million for the six months ended June 30, 2006 compared to $60.9 million for the same period in 2005, a $4.1 million or 6.8% increase.

The largest component of non-interest expense is salaries and employee benefits, which totaled $30.0 million for the six months ended June 30, 2006, a $2.0 million, or 7.1% increase over the same period in 2005. The increase was attributable to the following factors:

•	Employment related charges related to the departure of certain employees, totaling $291,000;
•	$135,000 of share-based compensation expense related to the adoption of Statement No. 123(R);
•	Initiatives undertaken to promote growth in customer relationships;
•	Additions to staff required to continue to serve our customers in light of increased transaction volumes; and
•	Normal merit increases to existing employees.

Furniture and equipment expense totaled $4.1 million for the six months ended June 30, 2006, an increase of $280,000, or 7.4%, from the same period in 2005. This is primarily attributable to planned increases in service contract expenses, particularly security device maintenance contracts at the bank branches as well as an increase in depreciation expense.

Depreciation expense on operating leases was $12.7 million for the six months ended June 30, 2006, an increase of $1.4 million, or 12.6%, over the same period in 2005. The increase in depreciation was consistent with the increase in rental income. Depreciation as a percent of related rental income was approximately 82.3% for the first six months of 2006 compared to approximately 83.6% for the same period of 2005.

Intangible asset amortization was $1.2 million for the six months ended June 30, 2006, a decrease of $145,000 over 2005 results for the same period. The core deposit intangible at Pennsylvania State Bank was revalued in December 2005, resulting in a decrease in the amount of monthly amortization expense that will be recorded going forward.

Other non-interest expense totaled $10.3 million for the six months ended June 30, 2006, compared to $9.9 million for the same period of 2005. Expenses in this category consist of marketing, advertising, promotions, postage, lending related expenses, insurance and telephone expenses. The increase in other non-interest expenses was primarily a function of Sterling’s overall growth.

Back to Index

Income Taxes

Income tax expense for the six months ended June 30, 2006 was $8.8 million resulting in an effective tax rate of 30.1% versus 28.1% in the same period of 2005. Higher levels of pre-tax income, taxed at the incremental 35% statutory rate led to the increase in the effective income tax rate.

FINANCIAL CONDITION

Total assets at June 30, 2006 totaled $3.1 billion, an increase of $128.4 million, or 4.3%, compared to December 31, 2005.

Securities

Sterling utilizes investment securities as a primary tool for managing interest rate risk, to generate interest and dividend income, to provide liquidity and to provide collateral for certain deposits and borrowings. As of June 30, 2006, securities totaled $454.7 million, a decrease of $29.3 million, or 6.1%, from the December 31, 2005 balance of $484.0 million.

The decrease in securities resulted primarily from portfolio activity. Proceeds from maturities, sales and calls totaled $61.5 million, while purchases totaled $38.9 million. The net decrease in the portfolio provided funding for loan growth. The activity increased the holdings of agency securities and decreased holdings of corporate and municipal securities. This was a result of a number of factors including a continued effort to reduce credit risk associated with corporate securities and the need to maintain a sufficient level of securities that are qualified to serve as collateral for public fund and other deposits requiring pledged securities.

The remaining change in the investment portfolio reflects a change in the balance of net unrealized gains and losses. At June 30, 2006, net unrealized losses on available-for-sale securities were $500,000 versus net unrealized gains of $7.2 million at December 31, 2005. The decrease in net unrealized gains resulted primarily from higher market interest rates that decrease the value of debt securities.

Sterling’s securities portfolio includes debt and equity instruments that are subject to varying degrees of credit and market risk. This risk arises from general market conditions, factors impacting specific industries, as well as corporate news that may impact specific issues. Management continuously monitors its debt securities, including routine updating of credit ratings, monitoring market, industry and corporate news, as well as volatility in market prices. Sterling uses various indicators in determining whether a debt security is other-than-temporarily impaired, including whether it is probable that the contractual interest and principal will not be collected in full. One such indicator is credit ratings. As of June 30, 2006, there were no holdings below investment grade.

In addition to its debt securities, Sterling also maintains an available-for-sale equity portfolio, comprised of the following:

	June 30, 2006		December 31, 2005

	Adjusted Cost	Fair Value	Adjusted Cost	Fair Value

	(dollars in thousands)
Government sponsored enterprise stock	$2	$3,895	$2	$4,262
Equity mutual fund	50	50	50	50
Community bank stocks	2,334	2,781	2,402	3,058
Large cap financial services company stocks	889	1,348	1,790	2,486

	$3,275	$8,074	$4,244	$9,856

These holdings are maintained for long-term appreciation in these segments of the market.

As of June 30, 2006, adjusted cost reflects a write-down for other-than-temporary impairment charges totaling $74,000 recorded in prior years. These charges are recognized when the market value of a specific holding has not exceeded cost at any time in the prior six months. Sterling recognized no other-than-temporary impairment charges in the first six months of 2006 and $13,000 in the second quarter of 2005.

Back to Index

Loans

Gross loans outstanding were $2.2 billion at June 30, 2006, a 6.5% (13.1% annualized) increase over the prior year-end balance of $2.1 billion. Sterling continues to experience strong loan growth, particularly in the commercial and finance receivable portfolios. Sterling’s specialty lenders, including Equipment Finance, LLC and Town & Country Leasing LLC, and banking segment affiliates, particularly Bank of Hanover and Pennsylvania State Bank, have contributed to the growth in loans.

The following table sets forth the composition of Sterling’s loan portfolio at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005

	(dollars in thousands)

Commercial and agricultural	$440,941	$429,703
Commercial real estate	669,700	638,119
Financial	18,960	21,150
Real estate-construction	139,738	103,753
Real estate-mortgage	91,863	84,775
Consumer	398,696	390,913
Finance receivables (net of unearned income)	345,528	310,777
Lease financing (net of unearned income)	134,957	124,896

Total	$2,240,383	$2,104,086

Allowance for Loan Losses

Sterling maintains the allowance for loan losses at a level that management believes adequate to absorb potential losses inherent in the loan portfolio and is established through a provision for loan losses charged to earnings. Management charges actual loan losses to the allowance for loan losses and bases the provision for loan losses on the overall analysis taking the methodology discussed below into account. Additionally, when Sterling acquires loans through a business combination, the acquired allowance is combined with Sterling’s existing allowance under the requirements of the American Institute of Certified Public Accountants’ Statement of Position 03-3. On a quarterly basis, Sterling utilizes a defined methodology in assessing the adequacy of the allowance for loan losses. This methodology considers specific credit reviews, past loan loss experience, qualitative factors and other factors that management may deem appropriate. (For a more thorough discussion of the allowance for loan losses methodology, see Sterling’s Annual Report on Form 10-K for the year ended December 31, 2005).

The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005

	(dollars in thousands)
Non-accrual loans	$3,997	$4,158
Accruing loans, past due 90 days or more	883	409
Restructured loans	—	—

Total non-performing loans	4,880	4,567
Foreclosed assets	1,971	328

Total non-performing assets	$6,851	$4,895

Ratios:
Non-performing loans to total loans	0.22%	0.22%
Non-performing assets to total assets	0.22%	0.17%
Allowance for loan losses to non-performing loans	460%	460%

Back to Index

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

As of June 30, 2006, non-performing assets were $6.9 million, an increase of $2.0 million or 40.0% from December 31, 2005. This increase was primarily attributable to the bankruptcy of one customer in our leasing portfolio during the second quarter of 2006. Due to the value of the underlying collateral, management estimates this will not materially impact Sterling’s results of operations or financial condition.

Potential problem loans are defined as performing loans, which have characteristics that cause management to have serious doubts as to the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as nonperforming loans in the future. Total potential problem loans were approximately $5.5 million at June 30, 2006 as compared to $4.9 million at December 31, 2005. Additionally, outstanding credit commitments totaling approximately $399,000 could result in potential problem loans, if drawn upon. The majority of these loans are secured by a combination of business assets and/or real estate with acceptable loan-to-value ratios.

The rollforward of the allowance for loan losses for the six months ended June 30, 2006 and 2005 was as follows:

	Six Months Ended June 30,

	2006	2005

	(dollars in thousands)
Balance at January 1	$21,003	$18,891
Provision for loan losses charged to income	2,423	1,497
Loans charged-off	(1,429)	(1,559)
Recoveries of loans previously charged off	427	266

Balance at June 30	$22,424	$19,095

Annualized net charge-offs to average loans outstanding:
Community banking segment	0.08%	0.12%
Leasing segment	0.27%	0.35%
Commercial finance segment	0.00%	0.01%
Total	0.09%	0.13%

The allowance for loan losses totaled $22.4 million at June 30, 2006, an increase of $1.4 million since December 31, 2005. The allowance represented 1.00% of loans outstanding at June 30, 2006 and December 31, 2005.

Sterling maintains the allowance for loan losses at a level that management believes adequate to absorb potential losses inherent within the loan portfolio.

Assets Held for Operating Lease, Net

Assets held for operating lease increased $10.8 million, or 14.7%, from $73.6 at December 31, 2005 to $84.5 at June 30, 2006. This increase was driven by an increase in the number of units held for operating leases as a result of growth in the business.

Goodwill

Goodwill of $86.5 million at June 30, 2006 increased $7.7 million from the December 31, 2005 balance of $78.8 million. The largest increase of $6.6 million was in the Trust and Investment Services segment. In April of 2006, Sterling announced the realignment of its three Trust and Investment Services segment affiliates, Church (a registered investment advisor), Bainbridge (a securities broker/dealer) and Sterling Financial Trust Company (a trust and investment services affiliate). Management believes realigning these complementary businesses under common leadership is important to effectively meet the investment needs of our customers and to create synergies among these businesses that will lead to greater opportunities to grow fee income for the segment.

Back to Index

The original agreement relating to the acquisition of Church and Bainbridge included contingent consideration payments to the principals of both companies based upon them attaining certain required performance measurements over a five year period from the date of acquisition. Under the guidance of Statement No. 141, the contingent payments were to be treated as additional consideration and capitalized as goodwill at the time the future payments were earned. Pursuant to the terms of the original acquisition agreement, the realignment of the Trust and Investment Services segment affiliates triggered a change to the terms of the contingency payments, thereby accelerating the recognition of goodwill and converting the payments into installment payments to be released bi-annually from escrow over the next seven years.

The additional increase of $1.1 million in the Insurance Services segment was a result of consideration owed to the principals of Corporate Healthcare Strategies, LLC in connection with specified financial performance levels defined in the purchase agreement.

Other Assets

Other assets are primarily made up of prepaid expenses and assets related to company owned life insurance. Other assets decreased $15.7 million, or 28.4%, from $55.3 million at December 31, 2005 to $39.6 million at June 30, 2006. The decrease is primarily attributable to a decrease in advances and deposits on equipment to be purchased and leased. Generally, these amounts fluctuate and are typically higher as customer transactions tend to increase at the end of the year.

Deposits

Sterling continues to rely primarily on deposit growth as a source of funds for lending activities. Total deposits grew from $2.2 billion at December 31, 2005 to $2.4 billion at June 30, 2006 an increase of $127.3 million or 5.7% (11.5% annualized) in the first six months of 2006. Transaction deposits increased by $32.1 million, or 2.5%, while time deposits increased by $95.2 million, or 10.1%, over the same time period. The higher growth levels in time deposits were the result of our customers electing to lock in at higher rate deposits, given the current interest rate environment.

Short-Term Borrowings

Short-term borrowings are comprised of federal funds purchased, securities sold under repurchase agreements, U.S. Treasury demand notes and borrowings from other financial institutions. As of June 30, 2006, short-term borrowings totaled $149.8 million, an increase of $9.2 million from the December 31, 2005 balance of $140.6 million. This change was attributable to:

•

The utilization of short-term borrowings from the FHLB and other financial institutions net of a decrease in federal funds purchased as part of a strategy to replace maturing FHLB advances with anticipated deposit growth over the course of the year;

•	Replacing long-term debt at the holding company with line of credit borrowing; and
•	A decrease in securities sold under repurchase agreements and U.S. Treasury demand notes, both of which are fluctuations experienced in the normal course of business.

Long-Term Debt

Long-term debt consists primarily of advances from the Federal Home Loan Bank and borrowings from other financial institutions. Long-term debt totaled $159.1 million at June 30, 2006, a net decrease of $9.8 million from the December 31, 2005 balance of $168.9 million. The decrease resulted from scheduled principal repayments net of new borrowings totaling $10.0 million. Deposit growth and an increase in short-term borrowings provided sufficient funding for asset growth, allowing for the reduction in long-term debt.

Back to Index

Subordinated Notes Payable

As of June 30, 2006, Sterling sponsored four special purpose subsidiary trusts, Sterling Financial Statutory Trusts I, II, III and IV. The trusts were formed for the purpose of issuing corporate obligated mandatorily redeemable capital securities (the capital securities) to third party investors and investing the proceeds from the sale of the capital securities in junior subordinated notes payable of Sterling (the debentures). The debentures are the sole assets of the trust, and totaled $87.6 million as of June 30, 2006.

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

Asset Liability Management

Sterling enters into derivative transactions principally to manage the risk of interest rate or price movements on the value of certain assets and liabilities and on future cash flows. A summary of the interest rate contracts is as follows:

	June 30, 2006		December 31, 2005

	Notional Amount	Carrying Value	Notional Amount	Carrying Amount

	(dollars in thousands)
Interest rate swap agreements:
Pay fixed/receive floating	$25,000	$45	$25,000	$(24)
Pay floating/receive fixed	25,000	(1,241)	25,000	(988)

Interest rate swaps have been used to hedge cash flow variability related to floating rate assets and liabilities. Gains and losses on derivative instruments reclassified from accumulated other comprehensive income to current-period earnings are included in the line item in which the hedged cash flows are recorded. At June 30, 2006, other comprehensive income included a deferred after-tax loss of $835,000 versus $657,000 at December 31, 2005.

A portion of the amount in other comprehensive income is reclassified from other comprehensive income to the appropriate income statement line item as net settlements occur, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(dollars in thousands)
Interest income – commercial loans	$(109)	$16	$(188)	$60
Interest expense – borrowed funds	10	116	31	260

In the first quarter of 2005, Sterling initiated a strategy of writing call options on certain equity security holdings (covered calls). Sterling receives a premium in exchange for selling the call options. The buyer of the option has the right to purchase a specified number of shares at a future date at an agreed upon price level, or strike price. The options are recorded at fair value (initially the premium received) with the changes in fair value recognized in non-interest income. Sterling recognized no non-interest income related to this activity during the three months ended June 30, 2006 compared to $8,000 in the same period of 2005. For the six months ended June 30, 2006 Sterling recognized non-interest income related to this activity of $3,000 versus $10,000 for the first two quarters of 2005. There were no contracts outstanding as of June 30, 2006 or December 31, 2005.

Back to Index

Customer Related

Sterling enters into interest rate contracts (including interest rate caps and interest rate swap agreements) to facilitate customer transactions and meet their financing needs. This portfolio is actively managed and hedged with offsetting contracts, with identical terms, with third-party counter parties.

A summary of the customer related interest rate contracts and offsetting contracts with third-party counter parties is as follows:

	June 30, 2006		December 31, 2005

	Notional Amount	Carrying Value	Notional Amount	Carrying Amount

	(dollars in thousands)
Interest rate swap agreements:
Pay fixed/receive floating	$27,508	$919	$25,768	$(110)
Pay floating/receive fixed	27,508	(919)	25,768	110
Interest rate caps written	26,388	(85)	28,201	(40)
Interest rate caps purchased	26,388	85	28,201	40

Changes in the estimated fair value of customer related contracts and related interest settlements, net of the offsetting counter party contracts, are recorded in non-interest income. Fees collected from customers for these transactions are recognized over the life of the contract. Fees recognized in other non-interest income were $13,000 and $26,000 for the three months and six months ended June 30, 2006 compared to $8,000 and $14,000 during the respective periods of 2005.

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

The capital securities held by the trusts qualify as Tier 1 capital for Sterling under Federal Reserve Board guidelines. In 2005, the Federal Reserve issued rules that retain Tier 1 capital treatment for trust-preferred securities but with stricter limits. Under the new rules, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would retain its current limit of 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Sterling had $85.0 million in trust preferred securities as of June 30, 2006, which has been included as Tier 1 capital in its regulatory capital calculations. Sterling anticipates that it will continue to be well capitalized once this change takes effect. Earnings retention, which represents net income less dividends declared, is a primary source of additional capital to Sterling. During the first six months of 2006, Sterling retained $12.3 million, or 60.4%, of its net income. Offsetting this increase in capital was $5.2 million of unrealized losses on securities available for sale and cash flow derivatives, and the repurchase of common shares issued of $8.3 million.

Back to Index

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

Quantitative measures established by regulation to ensure capital adequacy require Sterling and its banking subsidiaries to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of June 30, 2006 and December 31, 2005, that Sterling and the subsidiary banks met all minimum capital adequacy requirements to which they are subject.

As of June 30, 2006, the banks met all quantitative thresholds to be considered “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, institutions must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the banks’ category.

Sterling’s capital ratios as of June 30, 2006 and December 31, 2005, were as follows:

	Actual Capital Ratio		Minimum Capital Requirement

	June 30, 2006	December 31, 2005	Minimum Requirement	Well Capitalized

Total risk based capital ratios:
Sterling (consolidated)	12.6%	13.2%	n/a	n/a
Bank of Lancaster County, N.A.	12.0%	12.1%	8.0%	10.0%
Bank of Hanover and Trust Company	12.8%	12.8%	8.0%	10.0%
Pennsylvania State Bank	11.3%	11.6%	8.0%	10.0%
First National Bank of North East	12.6%	13.5%	8.0%	10.0%
Delaware Sterling Bank & Trust Company	44.6%	51.6%	8.0%	10.0%
Tier 1 risk-based capital ratio:
Sterling (consolidated)	11.6%	12.2%	n/a	n/a
Bank of Lancaster County, N.A.	11.0%	11.0%	4.0%	6.0%
Bank of Hanover and Trust Company	11.9%	11.9%	4.0%	6.0%
Pennsylvania State Bank	10.3%	10.7%	4.0%	6.0%
First National Bank of North East	11.8%	12.6%	4.0%	6.0%
Delaware Sterling Bank & Trust Company	44.1%	50.9%	4.0%	6.0%
Tier 1 leverage ratio
Sterling (consolidated)	10.1%	10.4%	n/a	n/a
Bank of Lancaster County, N.A.	10.2%	10.1%	4.0%	5.0%
Bank of Hanover and Trust Company	8.4%	8.2%	4.0%	5.0%
Pennsylvania State Bank	8.8%	8.9%	4.0%	5.0%
First National Bank of North East	7.2%	7.4%	4.0%	5.0%
Delaware Sterling Bank & Trust Company	15.8%	13.8%	4.0%	5.0%

Liquidity

Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of Sterling are met.

Back to Index

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

The following table presents significant fixed and determinable contractual obligations by payment date as of June 30, 2006:

		Payments Due In

	Total Amount Committed	One Year or Less	One to Three Years	Three to Five Years	Over Five Years

	(dollars in thousands)
Deposits without a stated maturity	$1,313,836	$1,313,836	$—	$—	$—
Time deposits	1,039,755	543,618	425,710	70,203	224
Federal funds purchased	38,000	38,000	—	—	—
Securities sold under repurchase agreements	8,652	8,652	—	—	—
Interest-bearing demand notes issued to the U.S. Treasury	3,088	3,088	—	—	—
FHLB short-term borrowings	55,000	55,000	—	—	—
Lines of credit	45,100	45,100	—	—	—
Long-term debt	159,129	60,914	42,990	35,033	20,192
Subordinated notes payable	87,630	—	—	—	87,630
Operating leases	15,662	2,000	3,474	2,405	7,783

	$2,765,852	$2,070,208	$472,174	$107,641	$115,829

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

A schedule of significant commitments at June 30, 2006 is as follows (in thousands):

Commitments to extend credit:
Unused home equity lines of credit	$99,423
Other commitments to extend credit	530,598
Standby letters of credit	78,754

$708,775

Back to Index

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

Management endeavors to control the exposures to changes in interest rates by understanding, reviewing and making decisions based on its risk position. The corporate asset/liability committee is responsible for these decisions. The corporation primarily uses the security portfolios and borrowings to manage its interest rate risk position. Additionally, pricing, promotion and product development activities are directed in an effort to emphasize the loan and deposit term or repricing characteristics that best meet current interest rate risk objectives. Finally, the corporation has utilized off-balance sheet instruments to a limited degree to manage its interest rate risk position.

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

The simulation analysis results are presented in Table 3a. These measurements indicate that the corporation would expect net interest income to decline 0.3% over the next twelve months assuming an immediate upward shift in market interest rates of 200% and to decline by 1.5% if rates shifted downward in the same manner. This profile reflects asset sensitivity in declining rate scenarios and liability sensitivity in rising rate scenarios. This results from optionality in certain assets and liabilities combined with an underlying modestly asset sensitive position. Specifically, conversion features on FHLB advances create liability sensitivity in rising rate scenarios where call options on securities and prepayment risk on securities and loans create greater asset sensitivity in declining rate scenarios. All measurements were within the guidelines set by policy.

At December 31, 2005, annual net interest income was expected to remain unchanged in the upward scenario and to decline by 2.2% in the downward scenario. The current risk position indicates less asset sensitivity than the prior year-end measurements. The primary factors contributing to the decreased asset sensitivity are the “rolling down” of time deposit and FHLB advance maturities as well as growth short-term CD’s offset in part by growth in variable rate commercial loans.

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

The net present value analysis results are presented in Table 3b. These results indicate that the net present value would decrease 5.7% assuming an immediate upward shift in market interest rates of 200% and to increase 2.0% if rates shifted downward in the same manner. The risk position of Sterling is within the guidelines set by policy.

At December 31, 2005, the analysis indicated that the net present value would decrease 4.0% assuming an immediate upward shift in market interest rates of 200% and to decrease 0.5% if rates shifted downward in the same manner.

Table 3a Net Interest Income Projections			Table 3b Present Value of Equity

	% Change in Net Interest income			% Change in Present Value of Equity

Change in Market Interest Rates	June 30, 2006	December 31, 2005	Change in Market Interest Rates	June 30, 2006	December 31, 2005

(200)	(1.5%)	(2.2%)	(200)	2.0%	(0.5%)
(100)	(0.6%)	(0.9%)	(100)	1.5%	0.4%
0	0.0%	0.0%	0	0.0%	0.0%
+100	0.0%	0.1%	+100	(2.7%)	(1.8%)
+200	(0.3%)	0.0%	+200	(5.7%)	(4.0%)

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

At the end of the period covered by this quarterly report on Form 10-Q, Sterling conducted an evaluation of the effectiveness of the design and operation of Sterling’s disclosure controls and procedures, as required by Rule 13a-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of Sterling’s management, including its Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Sterling’s controls and procedures were effective. There have been no changes in Sterling’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, internal controls over financial reporting, during the last fiscal quarter.

Back to Index

Part II – OTHER INFORMATION

Item 1 – Legal Proceedings

As of June 30, 2006, there were no material pending legal proceedings, other than routine legal proceedings occurring in the ordinary course of business, to which Sterling or any of its subsidiaries is a party or which any of their property is the subject. Further, there are no material pending legal proceedings known to be contemplated by governmental authorities against Sterling or any of its subsidiaries or their property.

Item 1A – Risk Factors

There are several significant risk factors that affect the financial performance of financial institutions in general and Sterling in particular. This Report, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of Sterling’s Annual Report to Shareholders which is incorporated herein by reference, include comments relating to those factors.

Presented below is a summary of risk factors that are especially significant to Sterling. While these factors apply to most financial institutions, the commentary which follows addresses only how those factors are significant to Sterling.

Changes in Interest Rates. Since June of 2004, the Federal Reserve has increased the Federal Funds target by 25 basis points on 17 separate occasions. Over that time period, the yield curve has flattened, and at times inverted, with long-term rates having increased at a slower pace. A flat/inverted yield curve can diminish the profitability of most financial institutions, including Sterling, by diminishing, or in some cases eliminating, the opportunity to earn a spread on new business, with longer term rates generally driving loan originations and shorter term rates driving funding costs.

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

Changes in the logging industry. A downturn in the market for soft wood, utilized primarily in the paper industry, could negatively impact business in our Commercial Finance segment. If there is a significant decline in this industry, the level of new business could decrease and losses could increase as a result of our customers defaulting on their loans with us. Additionally, our ability to collect on defaulted loans by selling the underlying equipment could be diminished if a commensurate reduction in values of such equipment occurred.

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

For the quarter ended June 30, 2006, a risk factor, Changes in the logging industry, has been added. Sterling’s management believes this disclosure enhances the reader’s understanding of the corporation’s risk profile.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In May 2003, Sterling’s Board of Directors authorized the repurchase of up to 1,303,365 shares of its outstanding common stock. Shares repurchased are held for issuance in connection with Sterling’s stock compensation plans and for general corporate purposes.

During the second quarter of 2006, Sterling repurchased 161,000 shares of its common stock for $3.8 million. A summary of the purchases, as well as the maximum number of shares yet to be purchased under the publicly announced plan are outlined below:

Period	Total Number of Share Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs

April 1, 2006 to April 30, 2006	—	$—	—	567,353
May 1, 2006 to May 31, 2006	63,500	20.92	63,500	503,853
June 1, 2006 to June 30, 2006	97,500	20.94	97,500	406,353

Item 3 – Defaults upon Senior Securities

Not Applicable.

Item 4 – Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Sterling Financial Corporation was held on May 2, 2006.

The following individuals were elected to Sterling Financial Corporation’s Board of Directors for a term of three years:

Nominee	Votes For	Votes Withheld

Michael A. Carenzo	21,382,863	650,938
Anthony D. Chivinski	21,629,468	404,333
J. Roger Moyer, Jr.	19,915,453	2,118,348
W. Garth Sprecher	21,164,214	869,586

Back to Index

There are nine continuing directors whose terms of office will expire at the 2007 or 2008 annual meeting. They are as follows:

Richard H. Albright, Jr.

Bertram F. Elsner

Howard E. Groff, Jr.

Joan R. Henderson

Terrence L. Hormel

David E. Hosler

William E. Miller, Jr.

John E. Stefan

Glenn R. Walz

The following proposals were approved at Sterling Financial Corporation’s Annual Meeting:

	Votes For	Votes Against	Votes Abstained	Broker Non-Vote

Proposal to adopt the 2006 Equity Compensation Plan	17,714,115	776,997	227,958	3,314,731
Proposal to ratify the selection of Ernst & Young LLP as the corporation’s independent certified public auditors for the year ending December 31, 2006	21,630,756	241,003	162,039	0

Item 5 – Other Information

Not Applicable.

Back to Index

Item 6 – Exhibits

Exhibits — The following is a list of Exhibits required by Item 601 of Regulation S-K and are incorporated by reference herein or attached to this Quarterly Report.

2.1

Agreement and Plan of Merger between Sterling Financial Corporation, Bay Net Financial, Inc. and Bay Net a Community Bank, dated March 30, 2006. (Incorporated by reference to Exhibit 2.1 to Registrant’s Current report on Form 8-K, dated March 30, 2006, filed with the commission on March 31, 2006.)

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

Rule 13a-14(a)/15d-14(a) Certifications

Back to Index

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

STERLING FINANCIAL CORPORATION

Date:	August 8, 2006	By:	/s/ J. Roger Moyer, Jr.

J. Roger Moyer, Jr. President and Chief Executive Officer

Date:	August 8, 2006	By:	/s/ Tito L. Lima

Tito L. Lima Chief Financial Officer