Form 10-Q
period 2006-09-30
STERLING FINANCIAL CORP /PA/
filed 2006-11-08
CIK 811671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Common Stock, $5.00 Par Value – 29,586,055 shares outstanding as of October 31, 2006.

Sterling Financial Corporation and Subsidiaries

Back to Index

Part I – Financial Information

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)	September 30, 2006	December 31, 2005

Assets
Cash and due from banks	$77,132	$79,509
Federal funds sold	56,387	30,203

Cash and cash equivalents	133,519	109,712
Interest-bearing deposits in banks	3,061	5,690
Short-term investments	2,451	2,156
Mortgage loans held for sale	4,456	3,200
Securities held-to-maturity (fair value 2006 - $21,926; 2005 - $29,169)	21,782	28,891
Securities available-for-sale	452,620	455,117
Loans, net of unearned income	2,275,761	2,104,086
Allowance for loan losses	(22,798)	(21,003)

Net loans	2,252,963	2,083,083
Premises and equipment, net	47,310	43,498
Assets held for operating lease, net	88,656	73,636
Other real estate owned	60	60
Goodwill	79,865	78,764
Intangible assets	8,162	11,318
Mortgage servicing rights	3,104	3,011
Accrued interest receivable	12,480	12,304
Other assets	36,661	55,297

Total assets	$3,147,150	$2,965,737

Liabilities
Deposits:
Non-interest-bearing demand	$293,125	$304,475
Interest-bearing demand	869,603	746,262
Savings	239,108	231,024
Time	1,089,606	944,526

Total deposits	2,491,442	2,226,287

Short-term borrowings	90,430	140,573
Long-term debt	126,503	168,875
Subordinated notes payable	87,630	87,630
Accrued interest payable	9,476	8,821
Other liabilities	32,083	35,465

Total liabilities	2,837,564	2,667,651

Stockholders’ equity
Preferred stock, no par value, 10.0 million shares authorized; no shares issued or outstanding	––	––
Common stock - $5.00 par value, 70.0 million shares authorized; issued: 2006 – 29,137,807 shares; 2005 – 29,138,357 shares	145,689	145,692
Capital surplus	77,392	79,351
Escrowed shares (2006 - 0 shares; 2005 – 180,007 shares)	––	(2,926)
Retained earnings	86,418	72,849
Accumulated other comprehensive income	2,999	4,042
Common stock in treasury, at cost (2006 – 138,003 shares; 2005 – 45,121 shares)	(2,912)	(922)

Total stockholders’ equity	309,586	298,086

Total liabilities and stockholders’ equity	$3,147,150	$2,965,737

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

(Dollars in thousands, except per share data)	2006	2005	2006	2005

Interest and dividend income
Loans, including fees	$47,076	$38,687	$133,585	$109,131
Debt securities:
Taxable	2,568	2,659	7,696	8,246
Tax-exempt	2,490	2,611	7,643	7,817
Dividends	264	107	621	486
Federal funds sold	300	181	571	249
Short-term investments	76	43	200	111

Total interest and dividend income	52,774	44,288	150,316	126,040

Interest expense
Deposits	17,550	11,020	45,578	28,528
Short-term borrowings	1,511	734	4,493	2,154
Long-term debt	1,553	2,326	5,113	6,784
Subordinated notes payable	1,464	1,354	4,297	3,835

Total interest expense	22,078	15,434	59,481	41,301

Net interest income	30,696	28,854	90,835	84,739
Provision for loan losses	1,224	1,532	3,647	3,029

Net interest income after provision for loan losses	29,472	27,322	87,188	81,710

Non-interest income
Trust and investment management income	2,477	2,221	7,219	6,809
Service charges on deposit accounts	2,323	2,235	6,751	6,243
Other service charges, commissions and fees	1,361	1,224	4,065	3,478
Brokerage fees and commissions	757	739	2,415	2,279
Insurance commissions and fees	1,612	1,675	4,858	5,481
Mortgage banking income	410	781	1,415	1,500
Rental income on operating leases	8,268	6,827	23,698	20,320
Other operating income	1,361	1,054	3,864	3,272
Securities gains, net	324	241	1,158	489

Total non-interest income	18,893	16,997	55,443	49,871

Non-interest expenses
Salaries and employee benefits	14,726	14,459	44,755	42,490
Net occupancy	1,745	1,576	5,071	4,777
Furniture and equipment	2,045	1,700	6,121	5,496
Professional services	997	1,040	3,031	3,041
Depreciation on operating lease assets	6,755	5,710	19,461	16,992
Taxes other than income	774	696	2,113	1,962
Intangible asset amortization	566	659	1,787	2,025
Goodwill and intangible asset impairment	8,000	—	8,000	—
Other	5,304	4,937	15,615	14,867

Total non-interest expenses	40,912	30,777	105,954	91,650

Income before income taxes	7,453	13,542	36,677	39,931
Income tax expenses	1,882	3,456	10,668	10,882

Net income	$5,571	$10,086	$26,009	$29,049

Per share information:
Basic earnings per share	$0.19	$0.35	$0.90	$1.01
Diluted earnings per share	0.19	0.34	0.89	0.99
Dividends declared	0.150	0.140	0.430	0.398

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(Dollars in thousands)	Common Shares Issued and Outstanding	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury and Escrowed Shares	Total

Balance, December 31, 2005	28,913,229	$145,692	$79,351	$72,849	$4,042	$(3,848)	$298,086
Comprehensive income:
Net income	—	—	—	26,009	—	—	26,009
Other comprehensive income:
Change in net unrealized gain on securities AFS, net of reclassification adjustment and tax effects	—	—	—	—	(1,126)	—	(1,126)
Change in unrealized gains (losses) on derivatives, net of tax effects	—	—	—	—	83	—	83

Total comprehensive income	—	—	—	—	—	—	24,966

Escrowed shares released:
Church Capital Management, LLC	177,345	—	—	—	—	2,883	2,883
Bainbridge Securities, Inc.	2,662	—	—	—	—	43	43
Treasury stock issued:
Stock options	322,043	—	(2,257)	—	—	6,723	4,466
Corporate Healthcare Strategies, LLC additional consideration	29,987	—	26	—	—	626	652
Other	88	—	—	—	—	2	2
Purchase of treasury shares	(445,000)	—	—	—	—	(9,341)	(9,341)
Other	(550)	(3)	—	—	—	—	(3)
Cash dividends declared	—	—	—	(12,440)	—	—	(12,440)
Stock option compensation cost	—	—	272	—	—	—	272

Balance, September 30, 2006	28,999,804	$145,689	$77,392	$86,418	$2,999	$(2,912)	$309,586

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,

(Dollars in thousands)	2006	2005

Cash Flows from Operating Activities
Net income	$26,009	$29,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,476	20,437
Accretion and amortization of investment securities	(214)	213
Amortization of intangible assets	1,787	2,025
Provision for loan losses	3,647	3,029
Stock option compensation cost	272	—
Goodwill and intangible asset impairment charge	8,000	—
Gain on sales of finance leases and receivables	(1,028)	(956)
Net gain on sales of securities available-for-sale	(1,158)	(489)
Gain on sales of mortgage loans	(345)	(308)
Proceeds from sales of mortgage loans held for sale	47,606	64,884
Originations of mortgage loans held for sale	(48,517)	(67,120)
Change in operating assets and liabilities:
(Increase) in accrued interest receivable	(176)	(131)
Decrease in other assets	14,855	483
Increase in accrued interest payable	655	1,890
(Decrease) in other liabilities	(2,933)	(2,624)

Net cash provided by operating activities	71,936	50,382

Cash Flows From Investing Activities
Net (increase) decrease in interest-bearing deposits in other banks	2,629	(620)
Net (increase) decrease in short-term investments	(295)	4,800
Proceeds from sales of securities available-for-sale	22,039	14,968
Proceeds from maturities or calls of securities held-to-maturity	13,176	8,283
Proceeds from maturities or calls of securities available-for-sale	67,028	38,592
Purchases of securities held-to-maturity	(6,059)	(5,632)
Purchases of securities available-for-sale	(86,930)	(51,401)
Net loans and direct finance leases made to customers	(213,030)	(222,644)
Proceeds from sales of finance receivables and leases	40,531	32,610
Purchases of equipment acquired for operating leases, net	(34,482)	(28,339)
Purchases of premises and equipment	(7,930)	(3,386)
Proceeds from sales of premises and equipment	103	1,228
Cash paid for business combination, net	(465)	(745)

Net cash used by investing activities	(203,685)	(212,286)

Cash Flows From Financing Activities
Net increase in deposits	265,155	206,457
Net increase (decrease) in short-term borrowings	(50,143)	9,593
Proceeds from issuance of long-term debt	10,000	9,000
Repayment of long-term debt	(52,372)	(54,112)
Proceeds from issuance of common stock	—	138
Proceeds from issuance of subordinated notes payable	—	15,464
Cash dividends	(12,168)	(11,221)
Cash paid in lieu of fractional shares	—	(30)
Purchase of treasury stock	(9,341)	(5,840)
Proceeds from issuance of treasury stock	4,425	2,084

Net cash provided by financing activities	155,556	171,533

Net change in cash and cash equivalents	23,807	9,629

Cash and Cash Equivalents
Beginning of period	109,712	82,855

End of period	$133,519	$92,484

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation – The accompanying unaudited consolidated financial statements of Sterling Financial Corporation and its wholly-owned subsidiaries have been prepared in accordance with U. S. Generally Accepted Accounting Principles for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles for complete financial statements. In the opinion of Management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included.

Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Earnings per common share for the three months and nine months ended September 30, 2006 and 2005 have been computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

	(dollars in thousands, except per share data)
Net income available to stockholders	$5,571	$10,086	$26,009	$29,049

Average number of shares outstanding	28,916,921	28,866,767	28,885,480	28,845,762
Effect of dilutive stock options	385,090	469,996	400,672	477,455

Average number of shares outstanding used to calculate diluted earnings per share	29,302,011	29,336,763	29,286,152	29,323,217

Per share information:
Basic earnings per share	$0.19	$0.35	$0.90	$1.01
Diluted earnings per share	0.19	0.34	0.89	0.99

Back to Index

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

The components of accumulated other comprehensive income and related tax effects are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

	(dollars in thousands)
Net income	$5,571	$10,086	$26,009	$29,049

Other comprehensive income, net of tax expense (benefit):
Change in unrealized holding gains (losses) on available-for-sale securities	6,277	(3,128)	(564)	(5,057)
Tax effect	(2,211)	1,101	191	1,782
Reclassification adjustment for securities gains included in net income	(324)	(241)	(1,158)	(489)
Tax effect	113	84	405	171
Unrealized gains (losses) on derivatives used in cash flow hedging relationships	413	(231)	139	(25)
Tax effect	(152)	78	(56)	4

	4,116	(2,337)	(1,043)	(3,614)

Comprehensive income	$9,687	$7,749	$24,966	$25,435

The ending accumulated balances for each item included in accumulated other comprehensive income, net of related income taxes, were as follows:

	September 30, 2006	December 31, 2005

	(dollars in thousands)
Accumulated unrealized gains (losses) on securities available-for-sale	$3,573	$4,699
Accumulated unrealized losses on derivatives used in cash flow hedging relationships	(574)	(657)

	$2,999	$4,042

Recent Accounting Pronouncements – In February 2006, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards No. 155 (Statement No. 155), “Accounting for Certain Hybrid Financial Instruments”. Statement No. 155 amends Financial Accounting Standards Nos. 133 and 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Management is currently evaluating the impact of Statement No. 155, and anticipates that it will not have a material impact on results of operations and financial condition, upon adoption on January 1, 2007.

In March 2006, the FASB issued Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets”, (Statement No. 156). This statement amends Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, to permit entities to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings, or amortize servicing rights in proportion to and over the estimated net servicing income or loss and, assess the rights for impairment or the need for an increased obligation. Statement No. 156 is effective for separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s first fiscal year, provided the entity has not yet issued financial statements for any interim period of that fiscal year. Management does not anticipate that Statement No. 156 will materially impact results of operation and financial condition, upon adoption on January 1, 2007.

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

In September 2006, the FASB issued Financial Accounting Standards No. 157, “Fair Value Measurements”, and (Statement No. 157) which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. Management is currently evaluating the potential impact, if any, of the adoption of Statement No. 157 on our results of operations and financial condition upon adoption.

On September 29, 2006, the FASB issued Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (Statement No. 158), which amends Statement No. 87 and Statement No. 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under Statement No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under Statement No. 87 and Statement No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date, the date at which the benefit obligation and plan assets are measured, is required to be the company’s fiscal year end. Statement No. 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. Management is currently analyzing the effects of Statement No. 158 but does not expect its implementation will have a significant impact on our financial conditions or results of operations.

On September 13, 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulleting No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies could evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach  focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. SAB 108 is effective for fiscal years beginning after November 15, 2006. Management has analyzed SAB 108 and determined that it will not materially impact the reported results of operations or financial conditions upon adoption on January 1, 2007.

Note 2 - Business Combinations

Infinity Investment Advisors – In October 2005, Sterling acquired, through its affiliate, Church Capital Management, LLC, the assets of Infinity Investment Advisors. Infinity Investment Advisors is headquartered in Hershey, Pennsylvania. As a result of the acquisition, Infinity was integrated into Church Capital Management and has provided product diversification to Sterling’s existing customers.

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

Back to Index

Note 3 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2006, are as follows:

	Community Banking	Commercial Finance	Trust and Investment Services	Insurance Services	Total

	(dollars in thousands)
Balance, January 1, 2006	$34,747	$17,220	$15,804	$10,993	$78,764
Additions to goodwill	—	—	6,615	1,117	7,732
Impairment loss	—	—	—	(6,565)	(6,565)
Amortization of goodwill from branch purchase	(66)	—	—	—	(66)

Balance, September 30, 2006	$34,681	$17,220	$22,419	$5,545	$79,865

A summary of intangible assets is as follows:

	September 30, 2006		December 31, 2005

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

	(dollars in thousands)
Finite lived assets:
Core deposit intangibles	$4,163	$(2,083)	$4,163	$(1,702)
Customer lists	8,815	(3,913)	10,210	(2,803)
Trademark	480	(200)	480	(149)
Covenants not to compete	1,198	(535)	1,238	(385)
Vendor agreements	140	(140)	140	(111)

	14,796	(6,871)	16,231	(5,150)

Non-finite lived intangible assets:
Trademark	237	—	237	—

Total	$15,033	$(6,871)	$16,468	$(5,150)

Additions to Goodwill

In April 2006, Sterling announced the realignment of the management of its three Trust and Investment Services affiliates, Church Capital Management, LLC (Church), Bainbridge Securities, Inc. (Bainbridge) and Sterling Financial Trust Company. The original agreement, related to the acquisition of Church and Bainbridge, included contingent consideration payments to the principals of both companies based upon them attaining certain required performance measurements over a five year period from the date of acquisition. Under the guidance of Statement No. 141, the contingent payments were to be treated as additional consideration and capitalized as goodwill at the time the future payments were earned. Per the terms of the original acquisition agreement, the realignment of the Trust and Investment Services segment triggered a change to the terms of the contingency payments, thereby accelerating the recognition of goodwill in the amount of $6.6 million and converting the payments into installment payments to be released bi-annually from escrow over seven years.

The additional goodwill in the Insurance Services segment was a result of consideration paid to the principals of Corporate Healthcare Strategies, LLC, in the second quarter of 2006, in connection with attaining specified financial performance levels defined in the purchase agreement.

Back to Index

Goodwill and Intangible Assets Impairment

As has been disclosed in previous filings, Management has been monitoring certain trends in the business activities of its insurance services segment, which is primarily comprised of the activity of Corporate Healthcare Strategies, LLC. This evaluation included:

•

Monitoring the impact, if any, that a change in a key small group health insurance carrier would have on longer term customer retention and the related impact on long term commission growth of the insurance segment;

•

Determining how an industry-wide shift from self funded to fully insured health plans experienced during 2006 would impact our long term revenue projections on our wholesale stop-loss product line; and

•	Determining the impact of macro-trends in the insurance market due to changes in the business practices of certain major insurance providers in our markets.

In addition to these trends, in the third quarter of 2006, Management had an early indication of lower premium renewals for the 2007 policy period. During the third quarter end close process, Management and the Board of Directors, made the determination that the above circumstances were expected to have a prolonged negative impact on the performance of Sterling’s insurance segment and therefore concluded that indicators of impairment existed.

In accordance with the provisions of Statement No. 142, “Goodwill and Other Intangible Assets” (Statement No. 142) Goodwill of a reporting unit is tested for impairment on an annual basis. Additionally, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. A two-step impairment test is used to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized, if any. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill test is performed to measure the amount of impairment loss, if any, by comparing the implied fair value of the goodwill with the carrying amount of that goodwill. In evaluating impairment, the fair value estimates are based on quoted market prices in active markets. If quoted market prices are not available, the fair value estimates are based on the best information available, including prices for similar assets and liabilities and the results of using other valuation techniques such as the present value of future cash flows.

In accordance with the provisions of Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (Statement No. 144) an intangible asset that is subject to amortization is tested for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. An impairment loss is recognized only if the carrying amount of the intangible asset is not recoverable and exceeds its fair value. The carrying amount of the intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is measured as the amount by which the carrying amount of the intangible asset exceeds its fair value.

Sterling performed a preliminary valuation of this reporting unit, which first included a valuation of its identifiable intangible assets under Statement No. 144, primarily a customer list intangible, which resulted in an estimated impairment loss of $1.4 million and then its goodwill, which resulted in an estimated loss of $6.6 million. As of the date of this filing, Management is finalizing these valuations, however estimates that the range of impairment will be between $7.5 million and $8.5 million. Sterling recorded its best estimate of $8.0 million for the total impairment charge in its financial statements for the period ended September 30, 2006. The estimated impairment charge of $8.0 million was recorded in the income statement under non-interest expenses, as goodwill and intangible asset impairment. Management is finalizing its valuations and will adjust, if needed, the impairment charge in the fourth quarter of 2006. Management continues to explore all strategic alternatives for the insurance business line.

Note 4 – Stock Compensation

Sterling maintains an omnibus stock incentive plan (the 1996 Stock Incentive Plan) under which incentive and non-qualified stock options, stock appreciation rights, or restricted stock may be issued. To date, only incentive and non-qualified stock options have been issued under the plan. The options are granted periodically to key employees at a price not less than the fair value of the shares at the date of grant, and have a term of ten years. Share awards generally vest over a three year period. As of September 30, 2006, Sterling had approximately 278,263 shares of common stock reserved for issuance under this stock incentive plan, which was approved by shareholders.

In May 2006, Sterling’s shareholders approved an omnibus stock incentive plan (the 2006 Equity Compensation Plan) under which incentive and non-qualified stock options, stock appreciation rights, or restricted stock may be issued. To date, no stock options, stock appreciation rights, or restricted stock have been issued under this plan.

Back to Index

Prior to January 1, 2006, Sterling accounted for the 1996 Stock Incentive Plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25), and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (Statement No. 123). No stock-based employee compensation was recognized in the Consolidated Statement of Income for the period ended September 30, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

As a result of adopting Statement No. 123(R) on January 1, 2006, Sterling’s income before income taxes and net income are $136,000 and $134,000 lower, and $272,000 and $268,000 lower, respectively, for the three months and nine months ended September 30, 2006 than if Sterling had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the third quarter of 2006 were $0.005 and $0.005 lower, respectively, and basic and diluted earnings per share for the nine months ended September 30, 2006 were $0.009 and $0.009 lower, respectively, than if Sterling had continued to account for share-based compensation under APB Opinion No. 25.

The following table illustrates the effect on net income and earnings per share if Sterling had applied the fair value recognition provisions of Statement No. 123, to share-based employee compensation for the period ended September 30, 2005:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net income:	(dollars in thousands, except per share data)
As reported	$10,086	$29,049
Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(495)	(1,245)

Proforma	$9,591	$27,804

Basic earnings per share:
As reported	$0.35	$1.01
Proforma	0.33	0.96
Diluted earnings per share:
As reported	$0.34	$0.99
Proforma	0.33	0.95

In 2005, Sterling’s Management Development and Compensation Committee approved the accelerated vesting of all unvested stock options under its 1996 Stock Incentive plan. The decision to accelerate the vesting of these options was primarily to reduce non-cash compensation expense that would have been recorded in future periods upon the adoption of Statement No. 123(R).

As a result of this acceleration of the vesting, options to purchase approximately 722,000 shares of Sterling’s common stock became exercisable immediately. The number of shares, exercise prices and other terms of the options subject to the acceleration remained unchanged.

As a result of the acceleration of the vesting of the 2003, 2004 and 2005 stock options, Sterling recognized approximately $113,000 in compensation expense during the fourth quarter of 2005, and will not be required to recognize anticipated compensation expense relating to stock options, net of taxes, totaling approximately $1.5 million in 2006, $872,000 in 2007 and $319,000 in 2008.

Back to Index

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

2006

Expected volatility	34.0%
Expected dividend yield	2.7%
Expected term (in years)	6
Risk-free rate	5.0%

A summary of option activity under the plan as of September 30, 2006 and changes during the period ended September 30, 2006, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value at September 30, 2006

Outstanding at January 1, 2006	1,688,788	$15.77	7.0 years	$
Granted	253,000	20.75
Exercised	(308,833)	13.40			2,513,000
Forfeited	(7,657)	20.54

Outstanding at September 30, 2006	1,625,298	16.97	6.9 years		7,837,000

Exercisable at September 30, 2006	1,373,798	16.28	6.4 years		7,576,000

The weighted-average grant date fair value of options granted during 2006 was $6.51. All of the shares granted were non-vested at September 30, 2006 and will remain non-vested through December 31, 2006.

As of September 30, 2006, there was $1.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized on a straight-line basis over the three year vesting period.

Sterling received $4.1 million of cash from stock option exercises for the nine months ended September 30, 2006. All stock option transactions are settled through a third party registered broker and, therefore no cash is disbursed by the corporation.

Sterling satisfies share option exercises by repurchasing shares on the open market. In May 2003, the Board of Directors authorized 1,303,365 shares to be repurchased. As of September 30, 2006, 946,012 shares had been repurchased since inception. It is estimated that approximately 500,000 shares will be repurchased in 2006, of which 445,000 shares have been repurchased as of September 30, 2006.

Back to Index

Note 5 – Retirement Benefit Plan

The components of Sterling’s post-retirement benefits cost for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

	(dollars in thousands)
Service cost	$35	$31	$104	$92
Interest cost	36	35	108	104
Amortization of transition losses	2	2	6	6
Net amortization and other amortization of unrecognized prior service cost	8	8	24	26

Net retirement benefits cost	$81	$76	$242	$228

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

The Trust and Investment Services segment includes both corporate asset and personal wealth management services. The corporate asset management business provides retirement planning services, investment management, custody and other corporate trust services for small to medium sized businesses in Sterling’s market area. Personal wealth management services include investment management, brokerage, estate and tax planning, as well as trust management and administration for high net worth individuals and their families. Major revenue sources include management and estate fees and commissions on security transactions. Expenses primarily consist of personnel and support charges, as well as amortization of intangible assets.

The Insurance Related Services segment includes employee benefit products, consulting services, personal insurance coverage, including property and casualty, credit life insurance and disability insurance. Major revenue sources include commissions on insurance products, as well as consulting fees. Expenses include personnel expenses, support charges, amortization of intangible assets, and an impairment charge recorded in the third quarter of 2006 (see Note 3).

Back to Index

Information about reportable segments and reconciliation of such information to the consolidated financial statements follows:

(Dollars in thousands)	Community Banking & Related Services	Leasing	Commercial Finance	Trust and Investment Services	Insurance Related Services	Inter- Segment Elimination	Consolidated Totals

Three months ended September 30, 2006
Interest and dividend income	$44,155	$4,199	$11,350	$20	$24	$(6,974)	$52,774
Interest expense	21,225	3,497	4,330	—	—	(6,974)	22,078
Provision for loan losses	848	250	126	—	—	—	1,224
Non-interest income	4,775	8,839	432	3,295	1,589	(37)	18,893
Non-interest expenses	19,788	8,312	748	2,582	9,519	(37)	40,912
Income (loss) before income taxes	7,069	979	6,578	733	(7,906)	—	7,453
Income tax expenses (benefits)	1,584	370	2,425	276	(2,773)	—	1,882
Net income (loss)	5,485	609	4,153	457	(5,133)	—	5,571
Three months ended September 30, 2005
Interest and dividend income	$36,552	$3,323	$9,001	$24	$8	$(4,620)	$44,288
Interest expense	14,732	2,617	2,701	—	4	(4,620)	15,434
Provision for loan losses	1,381	134	17	—	—	—	1,532
Non-interest income	4,789	7,233	336	3,004	1,664	(29)	16,997
Non-interest expenses	18,489	7,123	724	2,598	1,872	(29)	30,777
Income before income taxes	6,739	682	5,895	430	(204)	—	13,542
Income tax expenses (benefits)	964	338	2,063	173	(82)	—	3,456
Net income (loss)	5,775	344	3,832	257	(122)	—	10,086
Nine Months Ended September 30, 2006
Interest and dividend income	$125,150	$11,943	$32,452	$63	$66	$(19,358)	$150,316
Interest expense	57,304	9,787	11,740	—	8	(19,358)	59,481
Provision for loan losses	2,594	750	303	—	—	—	3,647
Non-interest income	14,399	25,321	1,293	9,756	4,784	(110)	55,443
Non-interest expenses	58,883	24,093	2,245	7,901	12,942	(110)	105,954
Income (loss) before income taxes	20,768	2,634	19,457	1,918	(8,100)	—	36,677
Income tax expenses (benefit)	4,622	1,001	7,144	743	(2,842)	—	10,668
Net income (loss)	16,146	1,633	12,313	1,175	(5,258)	—	26,009
Assets	2,972,757	312,745	292,372	29,777	10,919	(471,420)	3,147,150
Nine Months Ended September 30, 2005
Interest and dividend income	$102,974	$9,410	$25,901	$65	$23	$(12,333)	$126,040
Interest expense	39,263	7,126	7,226	7	12	(12,333)	41,301
Provision for loan losses	2,443	535	51	—	—	—	3,029
Non-interest income	12,548	21,723	1,030	9,175	5,436	(41)	49,871
Non-interest expenses	54,830	21,161	2,187	7,866	5,647	(41)	91,650
Income before income taxes	18,986	2,311	17,467	1,367	(200)	—	39,931
Income tax expenses (benefits)	3,218	946	6,240	540	(62)	—	10,882
Net income (loss)	15,768	1,365	11,227	827	(138)	—	29,049
Assets	2,780,245	282,695	239,354	22,776	18,319	(405,034)	2,938,355

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

Sterling does not have a single customer from whom it derives 10.0 percent or more of its revenue.

Note 7 – Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts and Corporation-Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts Holding Solely Debentures of the Corporation

Sterling has four non-consolidated subsidiary trusts, Sterling Financial Statutory Trust I, Sterling Financial Statutory Trust II, Sterling Financial Statutory Trust III and Sterling Financial Statutory Trust IV, of which 100 percent of the common equity is owned by Sterling. The trusts were formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the capital securities) to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of Sterling (the debentures). The debentures held by each trust are the sole assets of that trust. Distributions on the capital securities issued by each trust are payable quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. Sterling has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees.

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

A summary of the junior subordinated debentures from Sterling to the subsidiary trusts is as follows:

	September 30, 2006	December 31, 2005

	(dollars in thousands)
Debenture issued to Sterling Financial Statutory Trust I, first redeemable, in whole or part, by Sterling in March 2007. Interest payable quarterly at a floating rate of LIBOR plus 360 basis points (9.06 % at September 30, 2006), and matures in 2032	$20,619	$20,619
Debenture issued to Sterling Financial Statutory Trust II, first redeemable, in whole or part, by Sterling in September 2008. Interest payable quarterly at a fixed rate of 5.55%, and matures in 2033	36,083	36,083
Debenture issued to Sterling Financial Statutory Trust III, first redeemable, in whole or part, by Sterling in December 2009. Interest payable quarterly at a fixed rate of 6.00%, and matures in 2034	15,464	15,464
Debenture issued to Sterling Financial Statutory Trust IV, first redeemable, in whole or part, by Sterling in February 2010. Interest payable quarterly at a fixed rate of 6.19% and matures in 2035	15,464	15,464

	$87,630	$87,630

Note 8 – Subsequent Events

On October 19, 2006, Sterling divested CapRisk, the underwriting and stop-loss insurance division of Corporate Healthcare Strategies, LLC. Historically, this division had been reported in the insurance related services segment. The wholesale reinsurance business was not core to Sterling’s insurance business and did not match Sterling’s relationship-oriented business model. Management does not expect this transaction to have a material impact on the results of operations and financial condition of the corporation.

On October 27, 2006, Sterling completed its acquisition of Bay Net Financial, Inc. and its wholly-owned thrift subsidiary, Bay Net A Community Bank, for a combination of cash and stock valued at approximately $22.8 million. In connection with this transaction, approximately 575,000 shares of Sterling stock were issued. The transaction was completed pursuant to the Agreement and Plan of Merger dated March 30, 2006 whereby Bay Net merged with and into Sterling with Sterling as the survivor of the merger. Simultaneously with the merger of Bay Net into Sterling, Bay Net A Community Bank merged with Sterling’s wholly-owned banking subsidiary, First National Bank of Northeast. The resulting bank changed its name to “Bay First Bank, N.A.” as part of the bank merger agreement. In conjunction with the merger, Bay Net Financial, Inc.’s accounting and operations systems were integrated into Sterling’s core operating systems.

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

Shareholders should note that many factors, some of which are discussed elsewhere in this report, could affect the future financial results of Sterling Financial Corporation and its subsidiaries, both individually and collectively, and could cause those results to differ materially from those expectations expressed in this report. These risk factors include the following:

•	Operating, legal and regulatory risks;
•	Economic, political and competitive forces impacting our various lines of business;
•	The risk that our analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful;
•	The possibility that increased demand or prices for Sterling’s financial services and products may not occur;
•	Volatility in the levels of interest rates, as well as the difference between short and long term rates as reflected in the shape of the yield curve;
•	Integration of our acquired affiliates may not occur as quickly or smoothly as anticipated and projected synergies may not occur in the projected time frame or at all;
•	The risk that the fair values of the business segments will not continue to exceed their carrying value;
•	Changes/volatility in the securities markets; and
•	Other risks and uncertainties.

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

Non-GAAP Presentations

Sterling, in referring to its net income, is referring to net income determined in conformity with U. S. Generally Accepted Accounting Principles (GAAP). Although we believe that the non-GAAP financial measures enhance a reader’s understanding of our business and performance, these non-GAAP measures should not be considered an alternative to GAAP.

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

Return on average tangible equity is a non-GAAP financial measure, because it is calculated by taking net income excluding the amortization of intangible assets, divided by average stockholders’ equity less average goodwill and intangible assets. We believe that by excluding the impact of purchase accounting, the return on average tangible equity provides the reader with an important view of our financial performance.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 compared to Three Months Ended September 30, 2005

Executive Overview

Sterling’s net income for the third quarter ended September 30, 2006, was $5.6 million, or $0.19 per diluted share, compared to $10.1 million, or $0.34 per diluted share, for the same period last year. Included in Sterling’s third quarter 2006 net income was a non-cash impairment charge totaling $5.2 million ($8.0 million pre-tax), or $0.18 per diluted share. The impairment charge was related to Sterling’s affiliate, Corporate Healthcare Strategies, LLC’s (CHS), goodwill and intangible assets and reflects Management’s current estimate of the expected impairment (see goodwill and intangible asset impairment discussion following this executive overview for a more detailed explanation). Historically, this affiliate has not been a material contributor to Sterling’s earnings or earnings per share.

Return on assets and return on average realized equity were 0.72 percent and 7.18 percent, respectively, for the third quarter of 2006, compared to 1.39 percent and 14.07 percent, respectively, for the same period last year. The impairment charge reduced return on assets and return on average realized equity by 0.67 percent and 6.70 percent, respectively. Return on average tangible equity was 11.11 percent for the quarter ended September 30, 2006, compared to 20.73 percent for the same period last year. The impairment charge reduced return on average tangible equity by 9.73 percent.

Total revenue, comprised of net interest income and non-interest income excluding net gains on sale of securities, was $49.3 million for the third quarter of 2006, an increase of $3.7 million, or 8.0 percent, from the same period last year. Non-interest expense totaled $40.9 million for the third quarter of 2006, an increase of $10.1 million from the third quarter of 2005. Included in non-interest expense in the third quarter of 2006 was the goodwill and intangible assets impairment charge of $8.0 million. The efficiency ratio was 77.55 percent for the three months ended September 30, 2006 compared to 60.43 percent for the third quarter of 2005. The impairment charge increased the efficiency ratio by 18.16 percent in the third quarter of 2006.

Net interest income increased from $28.9 million for the third quarter of 2005 to $30.7 million for the same period in 2006, a 6.4 percent increase. The growth in net interest income has resulted primarily from the continued organic growth in loans and deposits, particularly higher yielding loans, including commercial loans and finance receivables. The net interest margin was 4.69 percent for the third quarter of 2006 as compared to 4.77 percent for the three months ended June 30, 2006, and 4.75 percent for the quarter ended September 30, 2005. While Sterling has been successful in managing its net interest margin by attracting new households and growing its loans and deposits, it has also experienced pressure in its net interest margin primarily resulting from the relatively flat yield curve, when compared to historical levels, and increased pricing competition on loans and deposits.

Back to Index

Net interest margin for Sterling, as well as the banking industry in general, continues to be challenged due to the flat yield curve and the 17 federal funds rate increases since September 2004. Increases on rates paid on deposits and borrowings outpaced increases on yields on interest-earning assets over the past twelve months. Sterling continues to manage its net interest margin through a combination of growing interest-earning assets, managing pricing on loans and deposits and improving its mix of interest-earning assets.

The provision for loan losses was $1.2 million for the quarter ended September 30, 2006, compared to $1.5 million for the same period in 2005. The provision as of September 30, 2005 included additional reserves related to increased credit risk identified in two significant loan relationships.

Non-interest income, excluding net gains on sale of securities, was $18.6 million for the quarter ended September 30, 2006, a 10.8 percent increase over $16.8 million earned during the same period in 2005. This increase was driven by: a 6.5 percent increase in service charges and commissions related to deposit growth and transaction fees generated by the banking segment; a 21.1 percent increase in rental income on operating leases from the leasing segment as a result of growth in the business; an increase of 9.3 percent in trust and investment management income and brokerage fees and commissions generated by the investment services segment resulting primarily from growth in assets under administration; an increase of 29.1 percent in other operating income primarily due to higher gains on sale of loans; partially offset by a decrease in mortgage banking income of 47.5 percent; and a decrease of 3.8 percent in insurance commissions and fees from the insurance segment.

Non-interest expense was $40.9 million for the quarter ended September 30, 2006 compared to $30.8 million in the third quarter of 2005. Included in non-interest expenses in 2006 was the non-cash impairment charge estimated at $8.0 million as explained in more detail in the goodwill and intangible asset impairment discussion below. Also contributing to the increase in non-interest expense was $136,000 related to the adoption of Financial Accounting Standards No. 123R, “Share Based Payment” (Statement No. 123R) and $919,000 resulting from certain initiatives undertaken this year to promote growth in customer relationships as well as expenses incurred in support of business growth. In addition, depreciation on operating lease assets totaling $6.8 million for the third quarter 2006 increased $1.0 million or 18.3 percent, corresponding with the increase noted above in rental income on operating leases.

Goodwill and Intangible Assets Impairment

As has been disclosed in previous filings, Management has been monitoring certain trends in the business activities of its insurance services segment, which is primarily comprised of the activity of Corporate Healthcare Strategies, LLC. This evaluation included:

•

Monitoring the impact, if any, that a change in a key small group health insurance carrier would have on longer term customer retention and the related impact on long term commission growth of the insurance segment;

•	Determining how an industry-wide shift from self funded to fully insured health plans experienced during 2006 would impact our long term revenue projections on our wholesale stop-loss product line;
•	Determining the impact of macro-trends in the insurance market due to changes in the business practices of certain major insurance providers in our markets.

In addition to these trends, in the third quarter of 2006, Management had an early indication of lower premium renewals for the 2007 policy period. During the third quarter end close process, Management and the Board of Directors, made the determination that the above circumstances were expected to have a prolonged negative impact on the performance of Sterling’s insurance segment and therefore concluded that indicators of impairment existed.

Sterling performed a preliminary valuation of this reporting unit, which first included a valuation of its identifiable intangible assets under Statement No. 144, primarily a customer list intangible, which resulted in an estimated impairment loss of $1.4 million and then its goodwill, which resulted in an estimated loss of $6.6 million. As of the date of this filing, Management is finalizing these valuations, however estimates that the range of impairment will be between $7.5 million and $8.5 million. Sterling recorded its best estimate of $8.0 million for the total impairment charge in its financial statements for the period ended September 30, 2006. The estimated impairment charge of $8.0 million was recorded in the income statement under non-interest expenses, as goodwill and intangible asset impairment. Management is finalizing its valuations and will adjust, if needed, the impairment charge in the fourth quarter of 2006. Management continues to explore all strategic alternatives for the insurance business line.

Back to Index

Net Interest Income

The primary component of Sterling’s revenue is net interest income, which is the difference between interest income and fees on interest-earning assets and interest expense on interest-bearing liabilities. Interest-earning assets include loans, securities and federal funds sold. Interest-bearing liabilities include deposits, borrowed funds and subordinated debt. To compare the tax-exempt yields to taxable yields, amounts are adjusted to pretax equivalent yields based on a 35 percent federal corporate income tax rate.

Net interest income is affected by changes in interest rates, volume of interest-bearing assets and liabilities and the composition of those assets and liabilities. The “interest rate spread” and “net interest margin” are two common statistics related to changes in net interest income. The interest rate spread represents the difference between the yields earned on interest-earning assets and the rates paid for interest-bearing liabilities. The net interest margin is defined as the percentage of net interest income to average interest-earning assets. Due to demand deposits and stockholders’ equity, the net interest margin exceeds the interest rate spread, as these funding sources are non-interest bearing.

Back to Index

The following table summarizes, on a fully taxable equivalent basis, net interest income, and net interest margin for the three months ended September 30, 2006 and 2005:

	Three Months Ended September 30,

	2006			2005

	Average Balance	Interest	Annual Rate	Average Balance	Interest	Annual Rate

	(dollars in thousands)
Assets:
Federal funds sold	$22,187	$300	5.36%	$21,232	$181	3.38%
Other short-term investments	7,360	76	4.12%	5,716	43	2.95%
Securities:
U.S. Treasury	914	11	4.97%	1,525	18	4.59%
U.S. Government agencies	193,118	2,151	4.46%	167,755	1,778	4.24%
State and political subdivisions	224,296	3,940	7.03%	237,323	4,182	7.05%
Other	34,868	560	6.43%	65,548	806	4.92%

Total securities	453,196	6,662	5.88%	472,151	6,784	5.75%

Loans:
Commercial	1,270,720	23,191	7.24%	1,182,221	19,172	6.43%
Consumer	400,085	7,069	7.01%	378,197	6,059	6.35%
Residential mortgages	90,797	1,431	6.31%	83,387	1,252	6.00%
Leases	139,460	2,598	7.45%	135,341	2,328	6.88%
Finance receivables	356,154	12,982	14.58%	279,066	10,055	14.41%

Total loans	2,257,216	47,271	8.33%	2,058,212	38,866	7.51%

Total interest-earning assets	2,739,959	54,309	7.89%	2,557,311	45,874	7.14%

Allowance for loan losses	(22,574)			(19,340)
Cash and due from banks	63,811			67,481
Other non-interest earning assets	282,686			268,923

TOTAL ASSETS	$3,063,882			$2,874,375

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
Demand deposits	$803,896	$5,365	2.65%	$711,873	$2,707	1.51%
Savings deposits	235,451	1,000	1.69%	246,298	691	1.11%
Time deposits	1,066,149	11,185	4.19%	909,089	7,622	3.33%

Total interest-bearing deposits	2,105,496	17,550	3.32%	1,867,260	11,020	2.34%

Borrowings:
Short-term borrowings	104,376	1,511	5.74%	75,354	734	3.88%
Long-term debt	129,836	1,553	4.74%	216,638	2,326	4.26%
Subordinated notes payable	87,630	1,464	6.68%	87,630	1,354	6.18%

Total Borrowings	321,842	4,528	5.60%	379,622	4,414	4.62%

Total interest-bearing liabilities	2,427,338	22,078	3.61%	2,246,882	15,434	2.73%

Non-interest bearing demand deposits	283,275			295,220
Other liabilities	44,891			40,561
Stockholders’ equity	308,378			291,712

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,063,882			$2,874,375

Net interest rate spread			4.28%			4.41%
Net interest income (FTE)/ net interest margin		32,231	4.69%		30,440	4.75%
Taxable-equivalent adjustment		(1,535)			(1,586)

Net interest income		$30,696			$28,854

Net interest income, on a fully taxable equivalent basis, totaled $32.2 million for the third quarter of 2006 compared to $30.4 million for the same period in 2005, an increase of $1.8 million, or 5.9 percent. This increase reflected a $182.6 million, or 7.1 percent, increase in the quarterly average balance of interest-earning assets. Net interest margin decreased six basis points from 4.75 percent for the quarter ended September 30, 2005 to 4.69 percent for the same period in 2006.

Back to Index

The overall increase in interest-earning assets came in the form of loans. The growth in loans exceeded the growth in interest-earning assets, reflecting the funding of a portion of the loan growth with securities portfolio cash flows over the past year. Growth in the commercial loan and finance receivable portfolios, as well as consumer loans, contributed to the increase in total loans. When comparing third quarter 2006 to third quarter 2005, average loans increased $199.0 million, or 9.7 percent, increasing the percentage of loans to interest-earning assets to 82.4 percent from 80.5 percent. Generally, loans carry a higher yield than alternative interest-earning assets, namely securities and other investments.

Average deposits increased by $226.3 million, or 10.5 percent, resulting from Sterling’s overall customer relationship model and from its market position in several attractive markets. This growth in deposits was driven by an increase of $80.1 million, or 8.0 percent, in transaction deposits and $157.1 million, or 17.3 percent, in time deposits. As a result of customers choosing to lock in funds at higher time deposit rates, Sterling’s mix of deposits shifted toward higher costing funds as evidenced by an increase in the average time deposits as a percentage of average total deposits from 42.0 percent in the third quarter 2005 to 44.6 percent in the same period of 2006.

Average total borrowings decreased $57.8 million, or 15.2 percent, when comparing third quarter 2006 to the same period 2005. Long-term debt decreased $86.8 million as a result of contractual maturities and amortization as well as the prepayment of a $10.0 million FHLB advance in the third quarter of 2005. A portion of this funding was replaced with short-term borrowings, which increased $29.0 million, as part of general asset/liability and liquidity management strategies. In addition, strong deposit growth precluded the need to replace the remainder of the decrease in long-term debt.

Net interest margin decreased to 4.69 percent from 4.75 percent, resulting from a number of offsetting factors:

•

After over three years of declining short-term interest rates, the Federal Reserve Bank began to raise the federal funds target rate in 2004. Since June of 2004, the Federal Reserve has increased the federal funds target by 25 basis points on 17 separate occasions. However, over that same time period, long term rates have increased at a slower pace, resulting in the “flattening”, and at times “inversion” of the yield curve. A flat/inverted yield curve could diminish or eliminate the opportunity to earn a spread on new business. Longer term rates generally drive interest-earning asset originations and shorter term rates drive funding costs. The following table depicts the spread between the two and ten-year treasury rates at the end of the past 11 quarters:

Quarter Ended:	2006		2005	2004

March 31	4	bps	70 bps	226 bps
June 30	(1	) bps	28 bps	190 bps
September 30	(7	) bps	16 bps	151 bps
December 31	—		(2) bps	116 bps

By contrast, over the last three decades, the average spread between the two and the ten year treasuries was approximately 75 basis points.

•

As noted previously, growth in loans has accounted for all of the growth in interest-earning assets. Generally, loans carry a higher yield than alternative interest-earning assets, namely securities and other investments. Thus this improved mix of interest-earning assets has helped to increase the overall yield on interest-earning assets by 75 basis points. However, Sterling’s ability to continue this strategy of enhancing the earning asset mix in this manner has been reduced due to the need to maintain the securities portfolio volume to meet pledging requirements and liquidity needs.

•

The rate paid on interest bearing liabilities increased 88 basis points, exceeding the increase in the yield on interest-earning assets. The increase in the cost of funds for Sterling had lagged the increase in the yield on interest-earning assets since the first part of 2005. The increase in the cost of funds thereafter has resulted from both a general trend of increases in the rates paid on deposit accounts as well as a shift in the funding mix with an increasing percentage of deposit growth coming from comparatively higher yielding money market and time deposits.

Back to Index

•

The combination of the above factors contributed to a narrowing of the spread between the yield on interest-earning assets and the rate paid on interest-bearing liabilities of 13 basis points. Offsetting this narrowing spread was growth in non-interest bearing demand deposits and stockholders’ equity, both of which are interest-free sources of funding that helped minimize the decline in margin to 6 basis points.

Provision for Loan Losses

The provision for loan losses was $1.2 million for the three months ended September 30, 2006, compared to $1.5 million for the three months ended September 30, 2005. The decrease in provision levels was due to additional reserves recorded in the third quarter of 2005 related to increased credit risk identified in two significant loan relationships.

See further discussion in the Allowance for Loan Losses section.

Non-Interest Income

Non-interest income totaled $18.9 million for the three months ended September 30, 2006, compared to $17.0 million in 2005, an increase of 11.2 percent. The increase in non-interest income reflects Sterling’s ability to expand its existing products and services, including development of new products for existing customers and the ability to diversify the products offered through its financial services affiliates.

Trust and investment management income of $2.5 million increased $256,000, an increase of 11.5 percent from the same period last year. This is primarily attributable to growth in assets under administration.

Service charges on deposit accounts increased 3.9 percent, from $2.2 million for the quarter ended September 30, 2005 to $2.3 million for the same period in 2006. Sterling has been able to increase service charges primarily through new product offerings and increased volumes associated with a greater number of accounts.

Other service charges, commissions and fees were $1.4 million for the three months ended September 30, 2006, an increase of 11.2 percent from $1.2 million for the three months ended September 30, 2005. The increase was primarily the result of increases in debit card revenues associated with a greater number of customers utilizing the debit card program.

Insurance commissions and fees were $1.6 million for the three months ended September 30, 2006, compared to $1.7 million for the same period in 2005. The decrease was primarily due to the following three factors: a key insurance carrier vacating the small group health insurance market in the first quarter 2005, thereby, negatively affecting insurance commissions; lower fees due to customers restructuring their company’s health plans, as policies came up for renewal; and employers moving from self-funded to fully-insured arrangements, to better hedge their risk, impacting revenues for the wholesale stop-loss product line.

Mortgage banking income totaled $410,000 for the three months ended September 30, 2006, resulting in a decrease of 47.5 percent over the 2005 results for the same period primarily due to lower volumes of mortgages sold resulting from decreased levels of originations.

Rental income on operating leases was $8.3 million for the three months ended September 30, 2006, a 21.1 percent, or $1.4 million, increase over the 2005 results for the same period. The increase was the result of higher interest rates, which in turn allowed for an increase in rental income charged to customers, as well as a higher balance of operating leases, as some customers have migrated back to operating leases from finance leases.

Other operating income increased $307,000, or 29.1 percent, due in part to higher gains on syndication sales at Sterling’s affiliates, Equipment Finance, LLC and Town & Country Leasing, LLC.

Sterling recognized net gains on sale of securities in the third quarter of 2006 of $324,000 compared to $241,000 in the same quarter of 2005. Gains and losses are realized as the result of ongoing asset liability management strategies and capitalizing on appreciated values on certain equity security portfolio positions.

Back to Index

Non-Interest Expenses

Non-interest expenses totaled $40.9 million for the three months ended September 30, 2006 compared to $30.8 million for the same period in 2005, an increase of 32.9 percent. Non-interest expenses included the non-cash impairment charge estimated at $8.0 million.

During the third quarter of 2006, Sterling determined that indicators of impairment existed within Corporate Healthcare Strategies (CHS), Sterling’s employee benefits insurance affiliate, and performed an analysis to calculate the fair value of the goodwill and other intangible assets. Sterling is finalizing the valuation; however Management estimates that the fair value of CHS is $7.5 million to $8.5 million less than its current book value. Consequently, Sterling wrote down the book value of CHS by $8.0 million as an estimate of the affiliate’s current market value and expects to finalize the valuation in the fourth quarter of 2006. The estimated impairment charge of $8.0 million was recorded in the income statement under non-interest expenses, as goodwill and intangible asset impairment in the third quarter of 2006.

The largest component of non-interest expense is salaries and employee benefits, which totaled $14.7 million for the three months ended September 30, 2006, a $267,000, or 1.8 percent, increase over the same period in 2005. The increase was attributable to the following factors:

•	$136,000 of share-based compensation expense related to the adoption of Statement No. 123(R);
•	Initiatives undertaken to promote growth in customer relationships;
•	Additions to staff required to continue to serve our customers in light of increased transaction volumes;
•	Normal merit increases to existing employees; and
•

Partially offsetting these factors was a decrease of $450,000 in incentive compensation expense from expected lower financial performance in 2006 due to the impact of the goodwill and intangible asset impairment charge.

Net occupancy expense was $1.7 million for the three months ended September 30, 2006, an increase of $169,000, or 10.7 percent, from the same period in 2005. This was primarily attributable to an increase in depreciation expense due to renovations to existing office locations.

Furniture and equipment expense totaled $20.3 million for the three months ended September 30, 2006, an increase of $345,000, or 20.3 percent, from the same period in 2005. This increase was primarily attributable to increases in software licensing fees as well as an increase in depreciation expense. The renovations to existing office locations and technology upgrades have contributed to the increase in depreciation expense.

Depreciation expense on operating lease assets was $6.8 million for the three months ended September 30, 2006, an increase of $1.0 million, or 18.3 percent, over the same period in 2005. The increase in depreciation was consistent with the increase in rental income. Depreciation as a percent of related rental income was approximately 81.7 percent for the third quarter of 2006 compared to approximately 83.6 percent for the third quarter of 2005.

Taxes other than income for the quarter ended September 30, 2006 were $774,000, an 11.2 percent increase over the third quarter of 2005. Taxes other than income consist primarily of taxes based on stockholders’ equity. As a result of the growing equity base of Sterling and its affiliates, the taxes other than income expense continues to increase.

Intangible asset amortization was $566,000 for the three months ended September 30, 2006, a decrease of $93,000 over 2005 results in the same period. The core deposit intangibles related to the December 2004 acquisition of Pennsylvania State Bank was finalized December 2005, resulting in a decrease in the amount of monthly amortization expense that will be recorded going forward.

Income Taxes

Income tax expense for the three months ended September 30, 2006 was $1.9 million resulting in an effective tax rate of 25.3 percent, versus 25.5 percent in the same period of 2005. As tax-exempt interest income makes up a higher percentage of total income, the effective income tax rate has decreased.

Back to Index

Nine Months Ended September 30, 2006 compared to Nine Months Ended September 30, 2005

Executive Overview

Sterling’s net income was $26.0 million for the nine months ended September 30, 2006, or $0.89 per diluted share, compared to $29.0 million, or $0.99 per diluted share, for the same period last year. The impairment charge reduced diluted earnings per share by $0.18. Return on assets, return on average realized equity and return on average tangible equity were 1.16 percent, 11.52 percent, and 17.25 percent, respectively, for the nine months ended September 30, 2006, compared to 1.39 percent, 13.97 percent and 20.63 percent for the same period last year. The impairment charge reduced return on assets, return on average realized equity and return on average tangible equity by 0.23 percent, 2.30 percent, and 3.30 percent, respectively.

Total revenue, comprised of net interest income and non-interest income excluding net gains on sale of securities, of $145.1 million for the first nine months of 2006 increased $11.0 million, or 8.2 percent, from the same period last year. Non-interest expense totaled $106.0 million for the first nine months of 2006, an increase of $14.3 million from the same period in 2005. Included in non-interest expense in 2006 was the goodwill and intangible assets impairment charge of $8.0 million. The efficiency ratio was 66.35 percent for the nine months ended September 30, 2006 compared to 61.25 percent for the nine months ended September 30, 2005. The impairment charge increased the efficiency ratio by 6.13 percent.

Sterling’s net interest income improved from $84.7 million for the nine months ended September 30, 2005 to $90.8 million in 2006, a 7.2 percent increase. This increase was driven primarily by growth in loans and deposits, partially offset by a decrease of four basis points in the net interest margin to 4.76 percent as a result of the interest rate environment and pricing competition during the first nine months of 2006.

The provision for loan losses was $3.6 million for the nine months ended September 30, 2006, compared to $3.0 million in 2005. This increase was driven primarily by growth in the loan portfolio.

Non-interest income, excluding net gains on sale of securities, was $54.3 million for the nine months ended September 30, 2006, a 9.9 percent increase over $49.4 million earned during the same period in 2005. This increase was driven by: an 11.3 percent increase in service charges and commissions related to deposit growth and transaction fees generated by the banking segment; a 16.6 percent increase in rental income on operating leases from the leasing segment as a result of growth in the business; an increase of 6.0 percent in trust and investment management income and brokerage fees and commissions generated by the investment services segment resulting primarily from growth in assets under administration; an increase of 18.1 percent in other operating income primarily due to higher gains on sale of loans; partially offset by a decrease in mortgage banking income of 5.7 percent; and by a decrease of 11.4 percent in insurance commissions and fees from the insurance segment.

Non-interest expenses were $106.0 million for the nine months ended September 30, 2006 compared to $91.7 million for the same period in 2005. Included in non-interest expenses in 2006 was the non-cash impairment charge estimated at $8.0 million as explained in more detail in the goodwill and intangible asset impairment discussion following the third quarter executive overview. Also contributing to the increase in non-interest expense were employment related expenses from a combined $563,000 in charges related to the departure of certain employees and expenses related to the adoption of Statement No. 123R and $3.3 million resulting from certain initiatives undertaken this year to promote growth in customer relationships as well as expenses incurred in support of business growth. In addition, depreciation on operating lease assets totaling $19.5 million for the nine months ended September 30, 2006, increased $2.5 million, or 14.5 percent, corresponding with the increase in rental income on operating leases as noted above.

Back to Index

Net Interest Income

The following table summarizes, on a fully taxable equivalent basis, net interest income, and net interest margin for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended September 30,

	2006			2005

	Average Balance	Interest	Annual Rate	Average Balance	Interest	Annual Rate

(Dollars in thousands)
Assets:
Federal funds sold	$15,103	$571	5.05%	$9,763	$249	3.37%
Other short-term investments	6,273	200	4.25%	5,793	111	2.53%
Securities:
U.S. Treasury	916	34	4.95%	1,986	64	4.28%
U.S. Government agencies	184,405	6,042	4.37%	165,277	5,284	4.26%
State and political subdivisions	228,964	12,147	7.07%	237,412	12,542	7.04%
Other	44,800	1,853	5.51%	72,064	2,868	5.32%

Total securities	459,085	20,076	5.83%	476,739	20,758	5.81%

Loans:
Commercial	1,236,489	65,426	7.07%	1,145,695	53,362	6.23%
Consumer	393,443	20,181	6.86%	371,256	17,182	6.19%
Residential mortgages	87,997	4,032	6.11%	81,660	3,596	5.87%
Leases	137,995	7,540	7.29%	134,693	6,975	6.90%
Finance receivables	340,095	36,981	14.50%	262,541	28,574	14.51%

Total loans	2,196,019	134,160	8.16%	1,995,845	109,689	7.34%

Total interest-earning assets	2,676,480	155,007	7.73%	2,488,140	130,807	7.02%

Allowance for loan losses	(21,827)			(19,045)
Cash and due from banks	64,205			63,951
Other non-interest earning assets	279,566			263,810

TOTAL ASSETS	$2,998,424			$2,796,856

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
Demand deposits	$760,554	$13,079	2.30%	$701,391	$6,674	1.27%
Savings deposits	233,638	2,568	1.47%	236,744	1,552	0.88%
Time deposits	1,015,131	29,931	3.94%	855,864	20,302	3.17%

Total interest-bearing deposits	2,009,323	45,578	3.03%	1,793,999	28,528	2.13%

Borrowings:
Short-term borrowings	111,617	4,493	5.38%	78,719	2,154	3.65%
Long-term debt	154,515	5,113	4.42%	224,462	6,784	4.04%
Subordinated notes payable	87,630	4,297	6.54%	84,345	3,835	6.06%

Total borrowings	353,762	13,903	5.25%	387,526	12,773	4.40%

Total interest-bearing liabilities	2,363,085	59,481	3.36%	2,181,525	41,301	2.53%

Non-interest bearing demand deposits	287,619			286,917
Other liabilities	43,798			42,528
Stockholders’ equity	303,922			285,886

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,998,424			$2,796,856

Net interest rate spread			4.37%			4.49%
Net interest income (FTE)/ net interest margin		95,526	4.76%		89,506	4.80%
Taxable-equivalent adjustment		(4,691)			(4,767)

Net interest income		$90,835			$84,739

Back to Index

Net interest income, on a fully taxable equivalent basis, totaled $95.5 million for the nine months of 2006 compared to $89.5 million for the same period in 2005, an increase of $6.0 million, or 6.7 percent. This increase reflected a $188.3 million, or 7.6 percent, increase in the average balance of interest-earning assets. Net interest margin was 4.76 percent for the first nine months of 2006, a decrease of four basis points from the first nine months of the prior year.

As noted for the third quarter results, year-over-year net interest income improved primarily as a result of continued growth in interest-earning assets, particularly higher yielding loans, including commercial loans and finance receivables. This has helped to offset the increase in the cost of funds, which exceeded the increase in the yield on interest-earning assets.

Going forward, Sterling’s ability to maintain its historical growth trend in net interest income will be challenged by an expected modest pressure in its net interest margin. This pressure can be attributed to several factors:

•	Continuing competitive pricing pressure for new loans and deposits;
•	A prolonged flat/inverted yield curve will lead to pressure on the ability to attract new business at historical margin levels; and
•	Sterling’s ability to lag increases in its deposit rates has diminished as continued increases in interest rates have made it challenging to achieve desired deposit growth targets.

Sterling expects to mitigate these factors by continuing to improve the mix of interest-earning assets through loan growth and a disciplined approach to the pricing of loans and deposits.

Provision for Loan Losses

The provision for loan losses was $3.6 million for the nine months ended September 30, 2006, compared to $3.0 million for the nine months ended September 30, 2005. This increase was driven primarily by growth in the loan portfolio.

See further discussion in the Allowance for Loan Losses section.

Non-Interest Income

Total non-interest income totaled $55.4 million for the nine months ended September 30, 2006, compared to $49.9 million in the same period of 2005, an increase of 11.2 percent. The increase in non-interest income reflects Sterling’s ability to expand its existing products and services, including development of new products for existing customers and the ability to diversify the products offered through its financial services affiliates.

Trust and investment management income was $7.2 million for the first nine months of 2006, an increase of $410,000, or 6.0 percent, over 2005 results during the same period. Growth in assets under administration was the main contributor to this increase in revenues.

Service charges on deposit accounts increased from $6.2 million for the nine months ended September 30, 2005 to $6.8 million for the same period in 2006. Sterling has been able to increase service charges primarily through new product offerings and increased volumes associated with a greater number of accounts.

Other service charges, commissions and fees were $4.1 million for the nine months ended September 30, 2006, an increase of 16.9 percent from $3.5 million for the nine months ended September 30, 2005. The increase is primarily the result of increases in debit card revenues associated with a greater number of customers utilizing the debit card program.

Brokerage fees and commissions were $2.4 million for the nine months ended September 30, 2006, an increase of $136,000 from $2.3 million for the nine months ended September 30, 2005. Higher commission income has been generated due to higher brokerage volumes particularly in mutual funds.

Insurance commissions and fees were $4.9 million for the nine months ended September 30, 2006, compared to $5.5 million for the same period in 2005. This 11.4 percent decrease was primarily due to the following three factors: a key insurance carrier vacating the small group health insurance market in the first quarter 2005 negatively affecting insurance commissions; lower fees due to customers restructuring their company’s health plans, as policies came up for renewal; and employers moving from self-funded to fully-insured arrangements, to better hedge their risk, impacting revenues for the wholesale stop-loss product line.

Back to Index

Rental income on operating leases was $23.7 million for the nine months ended September 30, 2006, a 16.6 percent, or $3.4 million increase over 2005 results for the same period. The increase is the result of an increase in interest rates, which in turn allows for an increase in rental income charged to customers, as well as a higher balance of operating leases, as some customers are migrating back to operating leases from finance leases.

Other operating income increased $592,000, or 18.1 percent, due in part to higher gains on syndication sales at Sterling’s EFI and Town and Country affiliates during the nine months ended September 30, 2006 in comparison to the same period in 2005.

Sterling recognized net gains on sale of securities in the first nine months of 2006 of $1.2 million compared to $489,000 in the same nine months of 2005. Gains and losses are realized as the result of ongoing asset/liability management strategies and capitalizing on appreciated values on certain equity security portfolio positions.

Non-Interest Expenses

Non-interest expenses totaled $106.0 million for the nine months ended September 30, 2006 compared to $91.7 million for the same period in 2005, a $14.3 million, or 15.6 percent, increase. Non-interest expenses included the non-cash impairment charge estimated at $8.0 million.

The largest component of non-interest expense is salaries and employee benefits, which totaled $44.8 million for the nine months ended September 30, 2006, a $2.3 million, or 5.3 percent, increase over the same period in 2005. The increase was attributable to the following factors:

•	Employment related charges related to the departure of certain employees, totaling $291,000;
•	$272,000 of share-based compensation expense related to the adoption of Statement No. 123(R);
•	Initiatives undertaken to promote growth in customer relationships;
•	Additions to staff required to continue to serve our customers in light of increased transaction volumes;
•	Normal merit increases to existing employees;
•	Partially offsetting these factors was a decrease of $450,000 in incentive compensation expense from expected lower financial performance in 2006 due to the impact of the impairment charge.

Furniture and equipment expense totaled $6.1 million for the nine months ended September 30, 2006, an increase of $625,000, or 11.4 percent, from the same period in 2005. This is primarily attributable to planned increases in service contract expenses, particularly security device maintenance contracts at the bank branches, increases in software licensing fees, as well as an increase in depreciation expense.

Depreciation expense on operating leases was $19.5 million for the nine months ended September 30, 2006, an increase of $2.5 million, or 14.5 percent, over the same period in 2005. The increase in depreciation was consistent with the increase in rental income. Depreciation as a percent of related rental income was approximately 82.1 percent for the first nine months of 2006 compared to approximately 83.6 percent for the same period of 2005.

Intangible asset amortization was $1.8 million for the nine months ended September 30, 2006, a decrease of $238,000 over 2005 results for the same period. The core deposit intangible at Pennsylvania State Bank was finalized December 2005, resulting in a decrease in the amount of monthly amortization expense that will be recorded going forward.

Other non-interest expense totaled $23.6 million for the nine months ended September 30, 2006, compared to $14.9 million for the same period of 2005, an increase of $8.7 million. Included in other non-interest expenses was the $8.0 million non-cash impairment charge, as further discussed in the non-interest expense section of the results of operation for the quarter ended September 30, 2006. Other expenses in this category consist of marketing, advertising, promotions, postage, lending related expenses, insurance and telephone expenses. The increase in other non-interest expenses was primarily a function of Sterling’s overall growth.

Back to Index

Income Taxes

Income tax expense for the nine months ended September 30, 2006 was $10.7 million resulting in an effective tax rate of 29.1 percent versus 27.3 percent in the same period of 2005. During the third quarter of 2005, Sterling successfully resolved an uncertain tax position which resulted in lower income tax expense and a lower effective tax rate.

FINANCIAL CONDITION

Total assets at September 30, 2006 totaled $3.1 billion, an increase of $181.4 million, or 6.1 percent, compared to December 31, 2005.

Securities

Sterling utilizes investment securities as a primary tool for managing interest rate risk, to generate interest and dividend income, to provide liquidity and to provide collateral for certain deposits and borrowings. As of September 30, 2006, securities totaled $474.4 million, a decrease of $9.6 million, or 2.0 percent, from the December 31, 2005 balance of $484.0 million.

The decrease in securities resulted primarily from portfolio activity. Proceeds from maturities, sales and calls totaled $102.2 million, while purchases totaled $93.0 million. The net decrease in the portfolio provided funding for loan growth. The activity increased the holdings of agency securities and decreased holdings of corporate and municipal securities. This was a result of a number of factors including a continued effort to reduce credit risk associated with corporate securities and the need to maintain a sufficient level of securities that are qualified to serve as collateral for public funds and other deposits requiring pledged securities.

The remaining change in the investment portfolio reflected a change in the balance of net unrealized gains and losses. At September 30, 2006, net unrealized losses on available-for-sale securities were $5.5 million versus net unrealized gains of $7.2 million at December 31, 2005. The decrease in net unrealized gains resulted from higher market interest rates that decrease the value of debt securities and the recognition of gains from the equity securities portfolio as well as a decline in the market values on certain holdings in this portfolio.

Sterling’s securities portfolio includes debt and equity instruments that are subject to varying degrees of credit and market risk. This risk arises from general market conditions, factors impacting specific industries, as well as corporate news that may impact specific issues. Management continuously monitors its debt securities, including routine updating of credit ratings, monitoring market, industry and corporate news, as well as volatility in market prices. Sterling uses various indicators in determining whether a debt security is other-than-temporarily impaired, including whether it is probable that the contractual interest and principal will not be collected in full. One such indicator is credit ratings. As of September 30, 2006, there were no holdings below investment grade.

In addition to its debt securities, Sterling also maintains an available-for-sale equity portfolio, comprised of the following:

	September 30, 2006		December 31, 2005

	Adjusted Cost	Fair Value	Adjusted Cost	Fair Value

	(dollars in thousands)
Government sponsored enterprise stock	$2	$3,516	$2	$4,262
Equity mutual fund	50	52	50	50
Community bank stocks	2,334	2,665	2,402	3,058
Large cap financial services company stocks	683	1,123	1,790	2,486

	$3,069	$7,356	$4,244	$9,856

These holdings are maintained for long-term appreciation in these segments of the market.

Back to Index

As of September 30, 2006, adjusted cost reflects a write-down for other-than-temporary impairment charges totaling $74,000 recorded in prior years. These charges are recognized when the market value of a specific holding has not exceeded cost at any time in the prior six months. Sterling recognized no other-than-temporary impairment charges in the first nine months of 2006 and $13,000 in the first nine months of 2005.

Loans

Gross loans outstanding were $2.3 billion at September 30, 2006, an 8.2 percent (10.9 percent annualized) increase over the prior year-end balance of $2.1 billion. Sterling continues to experience growth in the commercial and finance receivable portfolios. Sterling’s specialty lenders, including Equipment Finance, LLC and Town & Country Leasing LLC, and banking segment affiliates, particularly Bank of Hanover and Pennsylvania State Bank, have contributed to the growth in loans.

The following table sets forth the composition of Sterling’s loan portfolio September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005

	(dollars in thousands)
Commercial and agricultural	$453,264	$429,703
Commercial real estate	666,629	638,119
Financial	16,600	21,150
Real estate-construction	157,849	103,753
Real estate-mortgage	89,035	84,775
Consumer	398,164	390,913
Finance receivables (net of unearned income)	361,702	310,777
Lease financing (net of unearned income)	132,518	124,896

Total	$2,275,761	$2,104,086

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

Back to Index

The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005

	(dollars in thousands)
Non-accrual loans	$3,576	$4,158
Accruing loans, past due 90 days or more	695	409
Restructured loans	—	—

Total non-performing loans	4,271	4,567
Foreclosed assets	1,386	328

Total non-performing assets	$5,657	$4,895

Ratios:
Non-performing loans to total loans	0.19%	0.22%
Non-performing assets to total assets	0.14%	0.17%
Allowance for loan losses to non-performing loans	534%	460%

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

As of September 30, 2006, non-performing assets were $5.7 million, an increase of $762,000 or 15.6 percent from December 31, 2005. This increase was primarily attributable to the bankruptcy of one customer in our leasing portfolio during the second quarter of 2006. Due to the value of the underlying collateral, Management estimates this will not materially impact Sterling’s results of operations or financial condition.

Potential problem loans are defined as performing loans, which have characteristics that cause Management to have serious doubts as to the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as nonperforming loans in the future. Total potential problem loans were approximately $6.1 million at September 30, 2006 as compared to $4.9 million at December 31, 2005. This increase of $1.2 million is primarily the result of the addition of one commercial loan, totaling $2.5 million in the banking segment portfolio. This increase was partially offset by the repayment of another loan of approximately $1.2 million in the banking segment portfolio. Additionally, outstanding credit commitments totaling approximately $397,000 could result in potential problem loans, if drawn upon. The majority of these loans are secured by a combination of business assets and/or real estate with acceptable loan-to-value ratios.

Back to Index

The rollforward of the allowance for loan losses for the nine months ended September 30, 2006 and 2005 was as follows:

	Nine Months Ended September 30,

	2006	2005

	(dollars in thousands)
Balance at January 1	$21,003	$18,891
Provision for loan losses charged to income	3,647	3,029
Loans charged-off	(2,431)	(2,053)
Recoveries of loans previously charged off	579	364

Balance at September 30	$22,798	$20,231

Annualized net charge-offs to average loans outstanding:
Community banking segment	0.10%	0.10%
Leasing segment	0.31%	0.31%
Commercial finance segment	0.00%	0.00%
Total	0.11%	0.11%

The allowance for loan losses totaled $22.8 million at September 30, 2006, an increase of $1.8 million since December 31, 2005. The allowance represented 1.00 percent of loans outstanding at September 30, 2006 and December 31, 2005.

Sterling maintains the allowance for loan losses at a level that Management believes adequate to absorb potential losses inherent within the loan portfolio.

Assets Held for Operating Leases, Net

Assets held for operating leases increased $15.0 million, or 20.4 percent, from $73.6 at December 31, 2005 to $88.7 million at September 30, 2006. This increase was driven by an increase in the number of units held for operating leases as a result of growth in the business.

Goodwill

Goodwill of $79.9 million at September 30, 2006 increased $1.1 million from the December 31, 2005 balance of $78.8 million. The largest increase of $6.6 million was in the Trust and Investment Services segment. In April of 2006, Sterling announced the realignment of its three Trust and Investment Services segment affiliates, Church (a registered investment advisor), Bainbridge (a securities broker/dealer) and Sterling Financial Trust Company (a trust and investment services affiliate). The realignment of the Trust and Investment Services segment affiliates triggered a change to the terms of the contingency payments, thereby accelerating the recognition of goodwill and converting the payments into installment payments to be released bi-annually from escrow over the next seven years.

The additional increase of $1.1 million in the Insurance Services segment was a result of consideration owed to the principals of Corporate Healthcare Strategies, LLC in connection with attaining specified financial performance levels defined in the purchase agreement.

Offsetting these increases was a $6.6 million decrease in goodwill related to the impairment recorded at Corporate Healthcare Strategies, LLC in the third quarter of 2006. Sterling performed a preliminary valuation of this reporting unit, which first included a valuation of its identifiable intangible assets under Statement of Financial Accounting Standards No.144, primarily a customer list intangible, which resulted in an estimated impairment loss of $1.4 million, and then its goodwill, which resulted in an estimated loss of $6.6 million. As of the date of this filing Management is finalizing these valuations, however estimates that the range of impairment will be between $7.5 million and $8.5 million. Sterling recorded its best estimate of $8.0 million for the total impairment charge in its financial statements for the period ended September 30, 2006. Management is finalizing its valuation and will adjust, if needed, the impairment charge in the fourth quarter of 2006. Management continues to explore all strategic alternatives for the insurance business line.

Back to Index

Intangible Assets

As a result of the impairment indicators which contributed to the goodwill impairment charges, the intangible assets for Corporate Healthcare Strategies, LLC were also tested for impairment. Based on the results of these tests, it was determined that the customer list was impaired. Management estimated, based on the preliminary valuation that the customer list was approximately $1.4 million less than its current value. This valuation was determined using historical attrition rates, probability of competition and the present value of the expected future cash flows. The gross carrying amount of this asset was adjusted by $1.4 million in the third quarter of 2006. The valuation will be finalized during the fourth quarter of 2006 and a final adjustment, if needed, will be recorded.

Other Assets

Other assets are primarily made up of prepaid expenses, assets related to company owned life insurance and advances and deposits on equipment to be purchased and leased. Other assets decreased $18.6 million, or 33.7 percent, from $55.3 million at December 31, 2005 to $36.7 million at September 30, 2006. The decrease was primarily attributable to a decrease in advances and deposits on equipment to be purchased and leased. Generally, these amounts fluctuate and are typically higher as customer transactions tend to increase at the end of the year.

Deposits

Sterling continues to rely primarily on deposit growth as a source of funds for lending activities. Total deposits grew from $2.2 billion at December 31, 2005 to $2.5 billion at September 30, 2006, an increase of $265.2 million, or 11.9 percent (15.9 percent annualized) in the first nine months of 2006. Transaction deposits increased by $120.1 million, or 9.4 percent, while time deposits increased by $145.1 million, or 15.4 percent, over the same time period. The higher growth levels in time deposits were the result of our customers electing to lock in at higher rate deposits, given the current interest rate environment.

Short-Term Borrowings

Short-term borrowings are comprised of federal funds purchased, securities sold under repurchase agreements, U.S. Treasury demand notes and borrowings from other financial institutions. As of September 30, 2006, short-term borrowings totaled $90.4 million, a decrease of $50.2 million from the December 31, 2005 balance of $140.6 million. This change was attributable to:

•

Reduced utilization of short-term borrowings from the FHLB and a decrease in federal funds purchased as part of a strategy to replace maturing FHLB advances with anticipated deposit growth over the course of the year;

•	A decrease in securities sold under repurchase agreements and U.S. Treasury demand notes, both of which are fluctuations experienced in the normal course of business; net of
•	Increased usage of short-borrowings from other financial institutions to fund growth in finance receivables.

Long-Term Debt

Long-term debt consists primarily of advances from the Federal Home Loan Bank and borrowings from other financial institutions. Long-term debt totaled $126.5 million at September 30, 2006, a net decrease of $42.4 million from the December 31, 2005 balance of $168.9 million. The decrease resulted from scheduled principal repayments net of new borrowings totaling $10.0 million. Deposit growth provided sufficient funding for asset growth, allowing for the reduction in long-term debt.

Back to Index

Subordinated Notes Payable

As of September 30, 2006, Sterling sponsored four special purpose subsidiary trusts, Sterling Financial Statutory Trusts I, II, III and IV. The trusts were formed for the purpose of issuing corporate obligated mandatorily redeemable capital securities (the capital securities) to third party investors and investing the proceeds from the sale of the capital securities in junior subordinated notes payable of Sterling (the debentures). The debentures are the sole assets of the trust, and totaled $87.6 million as of September 30, 2006.

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

Asset Liability Management

Sterling enters into derivative transactions principally to manage the risk of interest rate or price movements on the value of certain assets and liabilities and on the future cash flows.

Interest rate derivatives

A summary of the interest rate derivatives is as follows:

	September 30, 2006		December 31, 2005

	Notional Amount	Carrying Value	Notional Amount	Carrying Value

	(dollars in thousands)
Interest rate swap agreements:
Pay fixed/receive floating	$25,000	$(8)	$25,000	$(24)
Pay floating/receive fixed	25,000	(880)	25,000	(988)
Interest rate floors purchased	30,000	88	0	0
•	Interest rate swaps have been entered into to hedge the variability in future expected cash flows related to floating rate assets and liabilities.
•	Interest rate floors have been purchased to hedge the variability in future expected cash flows related to floating rate assets in exchange for the payment of a premium when the contract is initiated.

Gains and losses on derivative instruments reclassified from accumulated other comprehensive income to current-period earnings are included in the line item in which the hedged cash flows are recorded. At September 30, 2006, other comprehensive income included a deferred after-tax loss of $574,000 versus $657,000 at December 31, 2005.

A portion of the amount in other comprehensive income is reclassified from other comprehensive income to the appropriate income statement line item as net settlements occur, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

	(dollars in thousands)
Interest income – commercial loans	$(134)	$(16)	$(321)	$44
Interest expense – borrowed funds	(3)	86	27	346

Back to Index

Equity derivatives

A summary of the equity derivatives is as follows:

	September 30, 2006		December 31, 2005

	Shares Covered	Carrying Value	Shares Covered	Carrying Value

	(dollars in thousands)
Written call options	$0	$0	$0	$0
Purchased put options	50,000	41	30,000	0
•

In the first quarter of 2005, Sterling initiated a strategy of writing call options on certain equity security holdings (covered calls). Sterling receives a premium in exchange for selling the call options. The buyer of the option has the right to purchase a specified number of shares at a future date at an agreed upon price level, or strike price. The options are recorded at fair value (initially the premium received) with the changes in fair value recognized in other non-interest income.

•

Sterling has purchased equity put options to protect the company from the risk that the fair value of certain equity security holdings might be adversely impacted by changes in market price. Sterling has the right to sell a specified number of shares through a future date at an agreed upon price level, or strike price. The options are recorded at fair value (initially the premium paid) with the changes in fair value recognized in other non-interest expense.

Sterling recognized non-interest income and non-interest expense related to this activity as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

	(dollars in thousands)
Other non-interest income	$0	$8	$3	$10
Other non-interest expense	13	4	13	8

Customer Related

Sterling enters into interest rate contracts (including interest rate caps and interest rate swap agreements) to facilitate customer transactions and meet their financing needs. This portfolio is actively managed and hedged with offsetting contracts, with identical terms, with third-party counter parties.

A summary of the customer related interest rate contracts and offsetting contracts with third-party counter parties is as follows:

	September 30, 2006		December 31, 2005

	Notional Amount	Carrying Value	Notional Amount	Carrying Value

	(dollars in thousands)
Interest rate swap agreements:
Pay fixed/receive floating	$33,379	$(284)	$25,768	$(110)
Pay floating/receive fixed	33,379	284	25,768	110
Interest rate caps written	19,459	(26)	28,201	(40)
Interest rate caps purchased	19,459	26	28,201	40

Changes in the estimated fair value of customer related contracts and related interest settlements, net of the offsetting counter party contracts, are recorded in non-interest income. Fees collected from customers for these transactions are recognized over the life of the contract. Fees recognized in other non-interest income were $14,000 and $39,000 for the three months and nine months ended September 30, 2006 compared to $8,000 and $23,000 during the respective periods of 2005.

Back to Index

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

The capital securities held by the trusts qualify as Tier 1 capital for Sterling under Federal Reserve Board guidelines. In 2005, the Federal Reserve issued rules that retain Tier 1 capital treatment for trust-preferred securities but with stricter limits. Under the new rules, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would retain its current limit of 25 percent of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Sterling had $85.0 million in trust preferred securities as of September 30, 2006, which has been included as Tier 1 capital in its regulatory capital calculations. Sterling anticipates that it will continue to be well capitalized once this change takes effect. Earnings retention, which represents net income less dividends declared, is a primary source of additional capital to Sterling. During the first nine months of 2006, Sterling retained $13.6 million, or 52.2 percent, of its net income. Offsetting this increase in capital was $1.0 million of unrealized losses on securities available for sale and cash flow derivatives, and the repurchase of common shares issued of $9.3 million.

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

Quantitative measures established by regulation to ensure capital adequacy require Sterling and its banking subsidiaries to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of September 30, 2006 and December 31, 2005, that Sterling and the subsidiary banks met all minimum capital adequacy requirements to which they are subject.

As of September 30, 2006, the banks met all quantitative thresholds to be considered “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, institutions must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that Management believes have changed the banks’ category.

Back to Index

Sterling’s capital ratios as of September 30, 2006 and December 31, 2005, were as follows:

	Actual Capital Ratio		Minimum Capital Requirement

	September 30, 2006	December 31, 2005	Minimum Requirement	Well Capitalized

Total risk based capital ratios:
Sterling (consolidated)	12.8%	13.2%	n/a	n/a
Bank of Lancaster County, N.A.	11.8%	12.1%	8.0%	10.0%
Bank of Hanover and Trust Company	12.8%	12.8%	8.0%	10.0%
Pennsylvania State Bank	11.5%	11.6%	8.0%	10.0%
First National Bank of North East	12.7%	13.5%	8.0%	10.0%
Delaware Sterling Bank & Trust Company	31.5%	51.6%	8.0%	10.0%
Tier 1 risk-based capital ratio:
Sterling (consolidated)	11.8%	12.2%	n/a	n/a
Bank of Lancaster County, N.A.	10.9%	11.0%	4.0%	6.0%
Bank of Hanover and Trust Company	11.8%	11.9%	4.0%	6.0%
Pennsylvania State Bank	10.5%	10.7%	4.0%	6.0%
First National Bank of North East	11.8%	12.6%	4.0%	6.0%
Delaware Sterling Bank & Trust Company	31.1%	50.9%	4.0%	6.0%
Tier 1 leverage ratio
Sterling (consolidated)	10.2%	10.4%	n/a	n/a
Bank of Lancaster County, N.A.	10.1%	10.1%	4.0%	5.0%
Bank of Hanover and Trust Company	8.6%	8.2%	4.0%	5.0%
Pennsylvania State Bank	8.6%	8.9%	4.0%	5.0%
First National Bank of North East	7.3%	7.4%	4.0%	5.0%
Delaware Sterling Bank & Trust Company	14.1%	13.8%	4.0%	5.0%

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

Back to Index

The following table presents significant fixed and determinable contractual obligations by payment date as of September 30, 2006:

		Payments Due In

	Total Amount Committed	One Year or Less	One to Three Years	Three to Five Years	Over Five Years

	(dollars in thousands)
Deposits without a stated maturity	$1,401,836	$1,401,836	$—	$—	$—
Time deposits	1,089,606	613,671	403,328	72,392	215
Federal funds purchased	25,305	25,305	—	—	—
Securities sold under repurchase agreements	7,683	7,683	—	—	—
Interest-bearing demand notes issued to the U.S. Treasury	2,442	2,442	—	—	—
FHLB short-term borrowings	5,000	5,000	—	—	—
Lines of credit	50,000	50,000	—	—	—
Long-term debt	126,503	54,951	16,331	35,033	20,188
Subordinated notes payable	87,630	—	—	—	87,630
Operating leases	20,671	2,199	3,926	2,872	11,674

	$2,816,676	$2,163,087	$423,585	$110,297	$119,707

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

A schedule of significant commitments at September 30, 2006 is as follows (in thousands):

Commitments to extend credit:
Unused home equity lines of credit	$98,446
Other commitments to extend credit	623,841
Standby letters of credit	76,127

$798,414

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

Back to Index

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Financial institutions can be exposed to several market risks that may impact the value or future earnings capacity of an organization. These risks involve interest rate risk, foreign currency exchange risk, commodity price risk and equity market price risk. Sterling’s primary market risk is interest rate risk. Interest rate risk is inherent because as a financial institution, Sterling derives a significant amount of its operating revenue from “purchasing” funds (customer deposits and borrowings) at various terms and rates. These funds are then invested into interest-earning assets (loans, leases, investments, etc.) at various terms and rates. This risk is further discussed below.

Equity market risk is not a significant risk to the corporation, as equity investments on a cost basis comprise less than 1 percent of corporate assets. Sterling’s exposure to foreign currency exchange risk is inconsequential. Sterling does not have any exposure to commodity price risk.

Interest Rate Risk

Interest rate risk is the exposure to fluctuations in the corporation’s future earnings (earnings at risk) and value (value at risk) resulting from changes in interest rates. This exposure results from differences between the amounts of interest- earning assets and interest bearing liabilities that reprice within a specified time period as a result of scheduled maturities and repayment, contractual interest rate changes, or the exercise of explicit or embedded options.

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

Management endeavors to control the exposures to changes in interest rates by understanding, reviewing and making decisions based on its risk position. The corporate asset/liability committee is responsible for these decisions. Sterling primarily uses the security portfolios and borrowings to manage its interest rate risk position. Additionally, pricing, promotion and product development activities are directed in an effort to emphasize the loan and deposit term or repricing characteristics that best meet current interest rate risk objectives. Finally, Sterling has utilized off-balance sheet instruments to a limited degree to manage its interest rate risk position.

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

Back to Index

The simulation analysis results are presented in Table 3a. These measurements indicate that Sterling would expect net interest income to decline 1.6 percent over the next twelve months assuming an immediate upward shift in market interest rates of 200 percent and to decline by 0.7 percent if rates shifted downward in the same manner. This profile reflects asset sensitivity in declining rate scenarios and liability sensitivity in rising rate scenarios. This results from optionality in certain assets and liabilities combined with an underlying modestly asset sensitive position. Specifically, conversion features on FHLB advances create liability sensitivity in rising rate scenarios where call options on securities and prepayment risk on securities and loans create greater asset sensitivity in declining rate scenarios. All measurements were within the guidelines set by policy.

At December 31, 2005, annual net interest income was expected to remain unchanged in the upward scenario and to decline by 2.2 percent in the downward scenario. The current risk position indicates less asset sensitivity than the prior year-end measurements. The primary factors contributing to the decreased asset sensitivity are the “rolling down” of time deposit and FHLB advance maturities as well as growth in short-term CD’s and purchase of interest rate floors offset in part by the lower volume of short-term borrowings and continued refinement of non-maturity deposit assumptions.

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

The net present value analysis results are presented in Table 3b. These results indicate that the net present value would decrease 7.2 percent assuming an immediate upward shift in market interest rates of 200 percent and to increase 2.9 percent if rates shifted downward in the same manner. The risk position of Sterling is within the guidelines set by policy.

At December 31, 2005, the analysis indicated that the net present value would decrease 4.0 percent assuming an immediate upward shift in market interest rates of 200 percent and to decrease 0.5 percent if rates shifted downward in the same manner.

Table 3a Net Interest Income Projections			Table 3b Present Value of Equity

	% Change in Net Interest income			% Change in Present Value of Equity

Change in Market Interest Rates	September 30, 2006	December 31, 2005	Change in Market Interest Rates	September 30, 2006	December 31, 2005

(200)	(0.7%)	(2.2%)	(200)	2.9%	(0.5%)
(100)	(0.2%)	(0.9%)	(100)	1.8%	0.4%
0	0.0%	0.0%	0	0.0%	0.0%
+100	(0.7%)	0.1%	+100	(3.4%)	(1.8%)
+200	(1.6%)	0.0%	+200	(7.2%)	(4.0%)

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

Back to Index

Part II – OTHER INFORMATION

Item 1 – Legal Proceedings

As of September 30, 2006, there were no material pending legal proceedings, other than routine legal proceedings occurring in the ordinary course of business, to which Sterling or any of its subsidiaries is a party or which any of their property is the subject. Further, there are no material pending legal proceedings known to be contemplated by governmental authorities against Sterling or any of its subsidiaries or their property.

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

Changes in Interest Rates. Since September of 2004, the Federal Reserve has increased the Federal Funds target by 25 basis points on 17 separate occasions. Over that time period, the yield curve has flattened, and at times inverted, with long-term rates having increased at a slower pace. A flat/inverted yield curve can diminish the profitability of most financial institutions, including Sterling, by diminishing, or in some cases eliminating, the opportunity to earn a spread on new business, with longer term rates generally driving loan originations and shorter term rates driving funding costs.

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

During the third quarter of 2006, Sterling repurchased 49,000 shares of its common stock for $1.0 million. A summary of the purchases, as well as the maximum number of shares yet to be purchased under the publicly announced plan are outlined below:

Period	Total Number of Share Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs

July 1, 2006 to July 31, 2006	—	$—	—	406,353
August 1, 2006 to August 31, 2006	49,000	21.41	49,000	357,353
September 1, 2006 to September 30, 2006	—	—	—	357,353

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

3(i)	Amended and restated Articles of Incorporation. (Incorporated by reference to Exhibit 3(i) to Registrant’s Current Report on Form 8-K, dated April 30, 2002, filed with the Commission on May 15, 2002.)

3(ii)	Amended and restated Bylaws. (Incorporated by reference to Exhibit 3(ii) to Registrant’s Quarterly Report on Form 10-Q, dated March 31, 2005, filed with the Commission on May 10, 2005.)

10.1	1996 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.3 of Registration Statement No. 333-28065 on Form S-8, filed with the Commission on May 30, 1997.)

10.2

Amended and Restated Dividend Reinvestment and Stock Purchase Plan. (Incorporated by reference to Registrant’s Registration Statement No. 33-55131 on Form S-3/A, filed with the Commission on June 26, 2003.)

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

10.6

Employment Agreement, dated December 18, 2001, between Registrant, Bank of Lancaster County, N.A. and J. Roger Moyer, Jr. (Incorporated by reference to Exhibit 10.6 to Registrant’s Registration Statement No. 333-75650 on Form S-4/A, filed with the Commission on January 15, 2002.)

10.9

Employment Agreement, dated as of February 28, 2002, between Registrant, Bank of Lancaster County, N.A. and J. Bradley Scovill. (Incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on March 27, 2002.) Amended by the Waiver of Rights Under and Amendment to Employment Agreement, dated April 25, 2005, between Registrant, Bank of Lancaster County, N.A. and J. Bradley Scovill. (Incorporated by reference to Exhibit 10.9 to Registrant’s Current Report on Form 8-K, dated April 25, 2005, filed with the Commission on April 25, 2005.)

10.10

Change in Control Agreement, dated as of July 27, 2000, between Registrant, Bank of Hanover, and Chad M. Clabaugh. (Incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2002, filed with the Commission on March 27, 2003.)

10.12

Employment Agreement dated May 16, 2005, between Registrant and Tito L. Lima. (Incorporated by reference to Exhibit 10.12 to Registrant’s Current Report on Form 8-K/A, filed with the Commission on May 19, 2005.)

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

STERLING FINANCIAL CORPORATION
Date:	November 8, 2006	By:	/s/ J. Roger Moyer, Jr.

J. Roger Moyer, Jr. President and Chief Executive Officer

Date:	November 8, 2006	By:	/s/ Tito L. Lima

Tito L. Lima Chief Financial Officer