Form 10-K
period 2006-12-31
STERLING FINANCIAL CORP /PA/
filed 2007-03-16
CIK 811671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common Stock, Par Value $5.00 per Share
(Title of class)
Securities registered pursuant to Section 12 (g) of the Act: None
Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.
Indicate by checkmark whether the registrant (1) has filed all reports required to be file by Section 13 or 15(d) of the Securities Exchange Act of Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 if Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant at June 30, 2006, was approximately $566,500,000.
The number of shares of Registrant’s Common Stock outstanding on March 13, 2007 was 29,728,422.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s 2007 Proxy Statement are incorporated by reference into Part III of this report.

Sterling Financial Corporation

Forward-Looking Statements
     Sterling Financial Corporation has made forward-looking statements in this Annual Report on Form 10-K. These forward-looking statements may be subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of Sterling Financial Corporation. When words such as “believes,” “expects,” “anticipates,” “may,” “could,” “should,” “estimates” or similar expressions occur in this annual report, Sterling is making forward-looking statements.
     Shareholders should note that many factors, some of which are discussed elsewhere in this report, could affect the future financial results of Sterling Financial Corporation and its subsidiaries, both individually and collectively, and could cause those results to differ materially from those expressed in this report. These risk factors include the following:
•	Operating, legal and regulatory risks;

•	Economic, political and competitive forces impacting our various lines of business;

•	The risk that our analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful;

•	The possibility that increased demand or prices for Sterling’s financial services and products may not occur;

•	Volatility in the levels of interest rates, as well as the difference between short and long term rates as reflected in the shape of the yield curve;

•	Integration of our acquired affiliates may not occur as quickly or smoothly as anticipated, and projected synergies may not occur on the projected time frame or at all;

•	The risk that the fair values of the business segments will not continue to exceed their carrying value;

•	Changes/volatility in the securities markets; and

•	Other risks and uncertainties.
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
Part I
Item 1 – Business
     Sterling Financial Corporation is a $3.3 billion financial holding company headquartered in Lancaster, Pennsylvania. Through its banking and non-banking subsidiaries, Sterling provides a full range of banking and financial services to individuals and businesses through the following business segments: Community Banking and Related Services; Leasing; Commercial Finance; and Trust and Investment Services. The Other segment includes the parent company and discontinued operations.
     In October 2006, Sterling completed the acquisition of Bay Net Financial, Inc. and its wholly-owned thrift subsidiary, Bay Net A Community Bank. At the date of acquisition, Bay Net Financial, Inc. was merged into Sterling, and Bay Net A Community Bank merged with Sterling’s wholly-owned subsidiary, First National Bank of North East. The resulting bank changed its name to “Bay First Bank, N.A.” as part of the bank merger. Sterling acquired Bay Net Financial, Inc. in order to enhance its banking franchise in the Cecil, Harford and neighboring counties of Maryland.
     On December 27, 2006, Sterling announced the completion of its strategy to implement changes in its Insurance Related Services segment to more closely align it with Sterling’s relationship management model. The changes resulted in the divestiture of three related lines of business associated with the Insurance Related Services segment. On December 26, 2006, Sterling entered into a definitive agreement to sell Corporate Healthcare Strategies, LLC (“CHS”) and Professional Services Group. On December 27, 2006, Sterling entered into a definitive agreement to sell certain insurance assets of its personal property and casualty insurance agency, Lancaster Insurance Group, LLC. Sterling closed on each of these transactions on December 31, 2006.

     All prior period results included herein have been reclassified to conform to the current presentation which displays the operating results of the divested businesses as discontinued operations. These reclassifications had no effect on net income or stockholders’ equity. Unless otherwise noted, the remaining discussion and tabular data relate only to Sterling’s continuing operations.
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
     The Community Banking and Related Services segment at December 31, 2006 was comprised of our banking affiliates, as summarized below (dollars in millions).

	# of
Bank Name	Offices	Markets Served	Loans	Deposits	Assets
Bank of Lancaster County, N.A.	36	Lancaster County, PA Chester County, PA Berks County, PA (1) Lebanon County, PA (2)	$1,432	$1,473	$1,783

Bank of Hanover and Trust Company	18	York County, PA Adams County, PA Carroll County, MD	551	702	814

Pennsylvania State Bank	6	Cumberland County, PA Dauphin County, PA	194	210	297

Bay First Bank, N.A.	6	Cecil County, MD	147	220	255

Delaware Sterling Bank & Trust Company	1	New Castle County, DE	9	31	36

(1)	Bank of Lancaster County conducts business through its two PennSterling Bank division offices.

(2)	Bank of Lancaster County conducts business through its two Bank of Lebanon County division offices.
     In addition to its network of 67 office locations, the Community Banking and Related Services segment delivers its services through alternative delivery channels, including the ATM network, internet and telephone banking.
     The Community Banking and Related Services segment’s geographic market is among the strongest and most stable economies in Pennsylvania, Maryland and Delaware with agriculture, manufacturing, tourism, government, healthcare, technology, education and financial services all contributing to the overall strength of the economy. No single sector dominates the region’s economy.
     The affiliate banks are subject to regulation and periodic examination by their regulators, including the Office of the Comptroller of the Currency for the national banks, Bank of Lancaster County, N.A. and Bay First Bank, N.A., the Federal Deposit Insurance Corporation and Pennsylvania Department of Banking for the state chartered non-member bank, Bank of Hanover and Trust Company, the Federal Reserve and the Pennsylvania Department of Banking for the state chartered, member bank, Pennsylvania State Bank, and the Delaware Office of the State Bank Commissioner and the FDIC for the state chartered, non-member bank, Delaware Sterling Bank and Trust Company. The Federal Deposit Insurance Corporation, as provided by law, insures the banks’ deposits.
     At December 31, 2006, the Community Banking and Related Services segment represented approximately 80% of Sterling’s consolidated assets, and contributed approximately 64% of Sterling’s net income from continuing operations for the year ended December 31, 2006.

     Leasing
     Town & Country Leasing, LLC, a wholly-owned subsidiary of Bank of Lancaster County, represents the sole affiliate within the Leasing segment. This segment provides fleet management, equipment financing and leasing alternatives to customers headquartered primarily in Pennsylvania and surrounding states. Through its customers’ branch offices, the Leasing segment conducts business in all 50 states.
     At December 31, 2006, the Leasing segment represented approximately 10% of Sterling’s consolidated assets, and contributed approximately 6% of Sterling’s net income from continuing operations for the year ended December 31, 2006. Major revenue sources include net interest income and rental income on operating leases. Expenses include personnel, support and depreciation charges on operating leases.
     Commercial Finance
     Equipment Finance LLC, a wholly-owned subsidiary of Bank of Lancaster County, represents the sole affiliate within the Commercial Finance segment. Equipment Finance specializes in financing forestry and land-clearing equipment for the soft wood pulp business utilized primarily in the paper industry through more than 150 equipment dealer locations ranging from Maine to Florida.
     At December 31, 2006, the Commercial Finance segment represented approximately 9% of Sterling’s consolidated assets, and contributed approximately 41% of Sterling’s net income from continuing operations for the year ended December 31, 2006. The major revenue source is net interest income. Operating expenses include personnel and support charges.
     Trust and Investment Services
     The Trust and Investment Services segment consists of Sterling Financial Trust Company, Church Capital Management LLC (Church Capital) and Bainbridge Securities, Inc. Church Capital is an SEC registered investment advisor and Bainbridge Securities is a National Association of Securities Dealers (NASD) broker/dealer that offers complementary products/services to the more traditional wealth management services.
     This segment includes both corporate asset and personal wealth management services. The corporate asset management business provides retirement planning services, investment management, custody and other corporate trust services to small to medium size businesses in Sterling’s market area. Personal wealth management services include investment management, brokerage, estate and tax planning, as well as trust management and administration for high net worth individuals and their families.
     At December 31, 2006, the Trust and Investment Services segment contributed approximately 4% of Sterling’s net income from continuing operations for the year ended December 31, 2006. In addition, the Trust and Investment Services segment had assets under administration of approximately $2.8 billion. Major revenue sources include management and estate fees and commissions on security transactions. Expenses primarily consist of personnel and support charges, as well as amortization of intangible assets.
     Other
     The parent company and discontinued operations are included in the Other category of the Business Segments footnote. Sterling’s major sources of operating funds, as a parent company, are dividends received from its subsidiaries and reimbursement of operating expenses from the affiliates. Sterling’s expenses are primarily operating expenses. Dividends that Sterling pays to its shareholders are funded primarily by dividends paid to Sterling by its subsidiaries.
     For more detailed financial information pertaining to our operating segments, please refer to Note 23 of the Consolidated Financial Statements.
     Sterling and its subsidiaries do not have any portion of their businesses dependent on a single or limited number of customers, the loss of which would have a material adverse effect on their businesses. No substantial portions of their loans or investments are concentrated within a single industry or group of related industries, although a significant amount of loans are secured by real estate located in south central Pennsylvania and northern Maryland. Loan exposure to the forestry industry is approximately 12% of total loans outstanding. The businesses of Sterling and its subsidiaries are not seasonal in nature.
     The common stock of Sterling is listed for quotation on the NASDAQ Global Select Market (formerly known as The National Market System of the National Association of Securities Dealers Automated Quotation System) under the SLFI symbol. Sterling’s Internet address is www.sterlingfi.com. Electronic copies of Sterling’s 2006 Annual Report on Form 10-K are available free of charge by visiting the “Investor Relations” section of www.sterlingfi.com. Electronic copies of quarterly reports on Form 10-Q and current reports on Form 8-K are also available at this Internet address. These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission.
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
Environmental Compliance
     Although we believe our operations are in material compliance with applicable environmental laws and regulations, risks of significant costs and liabilities are inherent in the lending environment, and we cannot assure that significant costs and liabilities will not be incurred. Moreover, it is possible that other developments, such as increasingly strict environmental laws and regulations and enforcement policies, and claims for damages to property or persons resulting from our customer’s properties for which we provided loans, could result in substantial costs and possible liability to us. We believe that changes in environmental laws and regulations will not have a material adverse effect on our financial position, results of operations or cash flows in the near term.
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
     Financial Services Modernization Legislation
     In November 1999, the Gramm-Leach-Bliley Act of 1999, or the GLB, was enacted. As a result of GLB, new opportunities became available to financial institution holding companies because it removed the restrictions that resulted from a regulatory framework that had its origin in the Great Depression of the 1930s. In addition, the GLB also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance.

     The general effect of GLB was to permit banks, other depository institutions, insurance companies and securities firms to enter into combinations that result in a single financial services organization to offer customers a wider array of financial services and products, through a new entity known as a “financial holding company.” “Financial activities” is broadly defined to include not only banking, insurance and securities activities, but other activities incidental to such financial activities or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The GLB also permits national banks to engage in expanded activities through the formation of financial subsidiaries.
     Sterling elected “financial holding company” status in April 2001 and has utilized the opportunities available under the GLB to expand into a diversified holding company. Sterling acquired First National Bank of North East (now known as Bay First Bank, N.A.), in June 1999, Bank of Hanover and Trust Company in July 2000, Equipment Finance LLC in February 2002, Church Capital Management LLC and Bainbridge Securities, Inc. in October 2003, Lancaster Insurance Group, LLC in June 2004, Pennsylvania State Bank in December 2004, the assets of Infinity Investment Advisors in December 2005 and Bay Net Financial, Inc. in October 2006.
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
     USA Patriot Act of 2001
     On October 26, 2001, the USA Patriot Act of 2001 was enacted. This Act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, which sets forth anti-money laundering measures affecting insured depository institutions, broker-dealers and other financial institutions. The Act requires U.S. financial institutions to adopt policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on the operations of financial institutions.
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
     Since 2002, the SEC and the NASDAQ Global Select Market have issued new regulations affecting our corporate governance and heightening our disclosure requirements. The new requirements include enhanced proxy statement disclosures on corporate governance, stricter independence requirements for the Board of Directors and its committees, posting of various SEC reports on our website, and documentation, testing and analysis of our internal controls and procedures. The costs associated with this compliance have been significant for Sterling. These costs include increased independent accountant fees and additional employee expenses incurred due to increased documentation, testing of controls and training.
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
     Under the risk-related premium assessment system, the FDIC, on a semiannual basis, assigns each institution to one of three capital groups, “well capitalized,” “adequately capitalized,” or “undercapitalized,” and further assigns such institution to one of three subgroups within a capital group corresponding to the FDIC’s judgment of its strength based on supervisory evaluations, including examination reports, statistical analysis, and other information relevant to gauging the risk posed by the institution. Only institutions with a total risk-based capital to risk-adjusted assets ratio of 10% or greater, a Tier 1 capital to risk-adjusted assets ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater, are assigned to the well-capitalized group. Sterling and each of its subsidiary banks, at December 31, 2006, qualify as “well capitalized” under these regulatory standards.

     Federal Deposit Insurance Reform Act of 2005
     The Federal Deposit Insurance Reform Act of 2005 (“Reform Act”) was signed into law on February 8, 2006 and amended current laws regarding the federal deposit insurance system. The legislation merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund (DIF), eliminated any disparities in bank and thrift risk-based premium assessments, reduced the administrative burden of maintaining and operating two separate funds and established certain new insurance coverage limits and a mechanism for possible periodic increases. The legislation also gave the FDIC greater discretion to identify the relative risks all institutions present to the DIF and to set risk-based premiums.
     Major provisions in the legislation include:
•	merging the Savings Association Insurance Fund and Bank Insurance Fund, which became effective March 31, 2006;

•	maintaining basic deposit and municipal account insurance coverage at $100,000 but providing for a new basic insurance coverage for retirement accounts of $250,000. Insurance coverage for basic deposit and retirement accounts could be increased for inflation every five years in $10,000 increments beginning in 2011;

•	providing the FDIC with the ability to set the designated reserve ratio within a range of between 1.15% and 1.50%, rather than maintaining 1.25% at all times regardless of prevailing economic conditions;

•	providing a one-time assessment credit of $4.7 billion to banks and savings associations in existence on December 31, 1996, which may be used to offset future premiums with certain limitations;

•	requiring the payment of dividends of 100% of the amount that the insurance fund exceeds 1.5% of the estimated insured deposits and the payment of 50% of the amount that the insurance fund exceeds 1.35% of the estimated insured deposits (when the reserve is greater than 1.35% but no more than 1.5%); and

•	providing for a new risk-based assessment system that allows the FDIC to establish separate risk-based assessments for large and small members of the DIF.
     On November 2, 2006, the FDIC set the designated reserve ratio for the deposit insurance fund at 1.25% of estimated insured deposits, and adopted final regulations to implement the risk-based deposit insurance assessment system mandated by the Reform Act, which is intended to more closely tie each bank’s deposit insurance assessments to the risk it poses to the deposit insurance fund. Under the new risk-based assessment system, the FDIC will evaluate each institution’s risk based on three primary factors: supervisory ratings for all insured institution, financial ratios for most institutions, and long-term debt issuer ratings for large institutions that have them. An institution’s assessment rate will depend upon the level of risk it poses to the deposit insurance system as measured by these factors. The new rates for most institutions will vary between 5 and 7 cents for every $100 of domestic insurable deposits.
     The new assessment rates took effect at the beginning of 2007. However, the Reform Act provides credits to institutions that paid high premiums in the past to bolster the FDIC’s insurance reserves, as a result of which the FDIC has announced that a majority of banks will have assessment credits to initially offset a proportion of their premiums in 2007.
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
     The National Bank Act requires the subsidiary national banks to obtain the prior approval of the Office of the Comptroller of the Currency for the payment of dividends if the total of all dividends declared by the bank in one year would exceed the bank’s net profits, as defined and interpreted by regulation, for the two preceding years, less any required transfers to surplus. In addition, the banks may only pay dividends to the extent that their retained net profits, including the portion transferred to surplus, exceed statutory bad debts, as defined by regulation.

Under Pennsylvania statutes, a state chartered bank is restricted, unless prior regulatory approval is obtained, in the amount of dividends, which it may declare in relation to its accumulated profits, less any required transfer to surplus. These restrictions have not had, nor are they expected to have, any impact on our dividend policy.
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
     Regulation of Other Subsidiaries
     Sterling Financial Trust Company, a wholly-owned subsidiary of Bank of Lancaster County, is required by the Pennsylvania Department of Banking to maintain a minimum of $1 million in cash and securities.
     Bainbridge Securities, Inc., a wholly-owned subsidiary of Sterling, is subject to regulations by NASD.
     Other
     From time to time, various federal and state legislation is proposed that could result in additional regulation of, and restrictions on, the business of Sterling and its subsidiaries, or otherwise change the business environment. Management cannot predict whether any future legislation will have a material effect on the business of Sterling.
Products and Services with Reputation Risk
     Sterling and its subsidiaries offer a diverse range of financial and banking products and services. In the event one or more customers and/or governmental agencies become dissatisfied or object to any product or service offered by Sterling or any of its subsidiaries, negative publicity with respect to any such products or services, whether legally justified or not, could have a negative impact on Sterling’s reputation. The discontinuance of any product or service, whether or not any customer or governmental agency has challenged any such product or service, could have a negative impact on Sterling’s reputation.
Employees
     As of December 31, 2006, Sterling had approximately 1,100 full-time equivalent employees. None of these employees are represented by a collective bargaining agreement, and Sterling believes it enjoys good relations with its personnel.
Item 1A – Risk Factors
     There are several significant risk factors that affect the financial performance of financial institutions in general and Sterling in particular. This Report, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of Sterling’s Annual Report to Stockholders, which is incorporated herein by reference, include comments relating to those factors.
     Presented below is a summary of risk factors that are especially significant to Sterling. While these factors apply to most financial institutions, the commentary which follows addresses only how those factors are significant to Sterling.
Changes in Interest Rates. Since September of 2004, the Federal Reserve has increased the Federal Funds target by 25 basis points on 17 separate occasions. Over that time period, the yield curve has flattened, and at times inverted, with long-term rates having increased at a slower pace than short-term rates. A flat/inverted yield curve can diminish profitability by diminishing, or in some cases eliminating, the opportunity to earn a spread on new business, with longer term rates generally driving loan originations and shorter term rates generally driving funding costs.
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
Legislative and Regulatory Changes. Sterling is subject to extensive supervision by several governmental regulatory agencies at the federal level. Recently enacted, proposed and future banking legislation and regulations have had, and will continue to have, or may have a significant impact on the financial services industry. These regulations and the interpretation and application of them by federal regulators, are beyond our control, may change rapidly and unpredictably and can be expected to influence our earnings and growth. Our success depends on our continued ability to maintain compliance with these regulations. Some of these regulations may increase our costs and thus place other financial institutions that are not subject to similar regulations in stronger, more favorable competitive positions.
Item 1B – Unresolved Staff Comments
     None
Item 2 – Properties
     As of December 31, 2006, Sterling and its affiliates occupy 75 office locations in Lancaster, York, Adams, Lebanon, Berks, Chester, Bucks, Cumberland and Dauphin Counties, Pennsylvania, Cecil and Carroll Counties, Maryland and New Castle County, Delaware. The majority of these offices are utilized by the banking affiliates to service the needs of their retail and business customers. Offices at 41 locations are occupied under leases, and at five locations the affiliate owns the building, but leases the land. The remainder of the locations are owned by one of the bank affiliates.
     Included in the above locations are the corporate headquarters, located in Lancaster, Pennsylvania, and operations centers located in East Petersburg and Hanover, Pennsylvania, which are owned by the bank affiliates. A portion of space in the Lancaster and East Petersburg buildings are leased to third parties.
     All real estate owned by the subsidiary banks is free and clear of encumbrances. The leases of the subsidiary banks expire intermittently over the years through 2027, and most are subject to one or more renewal options. During 2006, aggregate annual rentals for real estate were approximately 2% of our operating expenses.
Item 3 – Legal Proceedings
     As of December 31, 2006, there were no material pending legal proceedings, other than routine legal proceedings occurring in the ordinary course of business, to which Sterling or any of its subsidiaries is a party or which any of their property is the subject. Although the outcomes of these proceedings cannot be predicted with certainty, Management believes that the final outcome of any single proceeding or all proceedings in the aggregate will not have a material adverse effect on Sterling’s consolidated financial position or results of operations. Further, there are no material pending legal proceedings known to be contemplated by governmental authorities against Sterling or any of its subsidiaries or their property.
Item 4 – Submission of Matters to a Vote of Security Holders
     There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

Part II
Item 5 – Market for the Registrant’s Common Equity and Related Stockholder Matters
     Sterling Financial Corporation’s common stock trades on the NASDAQ Global Select Market under the symbol SLFI. There were 70.0 million shares of common stock authorized at December 31, 2006, and approximately 29.7 million shares outstanding. As of December 31, 2006, Sterling had approximately 4,869 shareholders of record. In addition, there were 10.0 million shares of preferred stock authorized at December 31, 2006, with no shares issued.
     Sterling is restricted as to the amount of dividends that it can pay to its shareholders by virtue of the restrictions on the subsidiaries’ ability to pay dividends to Sterling and the amount of capital needed to fund balance sheet growth.
     The following table reflects the quarterly high and low prices of Sterling’s common stock for the periods indicated and the cash dividends declared on the common stock for the periods indicated.

	Price Range Per Share		Per Share
	High	Low	Dividend
2006

First Quarter	$21.49	$19.86	$0.140
Second Quarter	21.61	19.54	0.140
Third Quarter	22.43	20.53	0.150
Fourth Quarter	24.20	21.39	0.150

2005

First Quarter	$22.94	$19.73	$0.128
Second Quarter	22.16	19.05	0.130
Third Quarter	23.52	19.41	0.140
Fourth Quarter	22.31	18.47	0.140
     All per share information has been restated for the 5-for-4 stock split, effected in the form of a 25% stock dividend, declared in April 2005 and paid in June 2005.
     In May 2003, Sterling’s Board of Directors authorized the repurchase of up to 1.3 million shares of its common stock. Shares repurchased are held for reissuance in connection with Sterling’s stock compensation plans and for general corporate purposes. Sterling repurchased 445,000, 290,075 and 93,750 during the years 2006, 2005 and 2004, respectively. As of December 31, 2006, 357,353 shares remained authorized for repurchase under the plan.
     During the fourth quarter of 2006, Sterling did not repurchase any shares under the repurchase plan.

Stockholder Return Performance
     The following graph compares the five-year cumulative total return of Sterling’s common stock, based on an initial investment of $100 on December 31, 2001 and assuming reinvestment of dividends, with that of the Standard & Poor’s 500 Index (S&P 500 Index) and the NASDAQ Bank Index.

	Base Period	Years Ended December 31,
Indexed Returns	2001	2006	2005	2004	2003	2002
Sterling Financial Corporation	100	216.71	176.65	199.34	150.83	124.96
S&P 500 Index	100	135.03	116.61	111.15	100.25	77.90
NASDAQ Bank Index	100	165.21	147.23	150.71	131.69	102.37

	Years Ended December 31,
Annual Return Percentage	2006	2005	2004	2003	2002
Sterling Financial Corporation	22.68%	(11.38)%	32.16%	20.71%	24.96
S&P 500 Index	15.79%	4.91%	10.88%	28.68%	(22.10)
NASDAQ Bank Index	12.21%	(2.31)%	14.44%	28.64%	2.37

Item 6 – Selected Financial Data
(Dollars and shares in thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004	2003	2002
Summaries of Income
Interest income	$205,541	$172,178	$137,681	$127,074	$123,591
Interest expense	83,496	57,905	40,240	41,156	48,643

Net interest income	122,045	114,273	97,441	85,918	74,948
Provision for loan losses	5,171	4,383	4,438	3,697	2,095

Net interest income after provision for loan losses	116,874	109,890	93,003	82,221	72,853
Non-interest income	69,155	60,950	54,963	49,721	44,832
Non-interest expenses	126,640	116,826	103,227	92,568	85,922

Income before income taxes	59,389	54,014	44,739	39,374	31,763
Applicable income taxes	17,807	14,957	11,684	10,315	7,018

Net income from continuing operations	41,582	39,057	33,055	29,059	24,745
Discontinued operations, net of tax	(5,130)	210	274	—	—

Net income	$36,452	$39,267	$33,329	$29,059	$24,745

Financial Condition at Year End
Assets	$3,279,835	$2,965,737	$2,742,762	$2,343,517	$2,156,928
Assets related to discontinued operations	—	16,836	16,264	—	—
Loans, net	2,337,099	2,083,083	1,888,380	1,481,369	1,283,075
Deposits	2,615,912	2,226,287	2,015,394	1,778,397	1,702,302
Borrowed money	283,670	396,845	403,647	296,342	217,717
Liabilities related to discontinued operations	—	498	1,593	—	—
Stockholders’ equity	330,585	298,086	281,944	220,011	196,833

Per Common Share Data (1)
Basic earnings per share
Continuing operations	$1.43	$1.35	$1.21	$1.10	$0.95
Discontinued operations	(0.17)	0.01	0.01	—	—

Net income	$1.26	$1.36	$1.22	$1.10	$0.95
Diluted earnings per share
Continuing operations	$1.41	$1.33	$1.20	$1.08	$0.94
Discontinued operations	(0.17)	0.01	0.01	—	—

Net income	$1.24	$1.34	$1.21	$1.08	$0.94

Cash dividends declared	0.580	0.538	0.496	0.448	0.424
Book value	11.14	10.31	9.76	8.19	7.45
Realized book value (2)	11.05	10.17	9.41	7.68	6.91
Weighted average number of common shares:
Basic	29,029	28,854	27,216	26,530	26,061
Diluted	29,436	29,318	27,651	26,810	26,285
Dividend payout ratio (3)	46.0%	39.6%	40.5%	40.9%	44.5%

Performance Ratios (based on income from continuing operations)
Return on average assets	1.36%	1.38%	1.37%	1.33%	1.22%
Return on average equity	13.49%	13.55%	14.16%	14.02%	13.70%
Return on average realized equity (2)	13.59%	13.89%	14.88%	15.10%	14.47%
Return on average tangible equity (4)	18.56%	18.66%	17.01%	15.67%	15.23%
Average equity to average assets	10.11%	10.21%	9.70%	9.38%	8.87%
Efficiency ratio (5)	59.12%	59.50%	60.42%	59.20%	60.20%

Selected Asset Quality Ratios
Non-performing loans to total loans	0.16%	0.22%	0.24%	0.31%	0.90%
Net charge-offs to average loans outstanding	0.15%	0.11%	0.10%	0.14%	0.08%
Allowance for loan losses to total loans	0.99%	1.00%	0.99%	0.98%	1.00%
Allowance for loan losses to non-performing loans	635.37%	459.89%	417.02%	315.25%	110.62%

(1)	All per share information reflects the 5-for-4 stock split, effected in the form of a 25% stock dividend, declared in April 2005 and paid in June 2005.

(2)	Excludes accumulated other comprehensive income (loss) totaling $2.8 million and $4.0 million as of December 31, 2006 and 2005, respectively.

(3)	Dividends declared per share divided by basic earnings per share on net income including discontinued operations.

(4)	Excludes amortization of intangible assets of $928,000, $998,000 $619,000, $153,000, and $109,000, net of tax, for 2006, 2005, 2004, 2003 and 2002, respectively, and average goodwill and intangibles of $79.2 million, $73.6 million, $35.4 million, $20.9 million and $17.5 million as of December 31, 2006, 2005, 2004, 2003, and 2002, respectively.

(5)	Calculated after netting depreciation of equipment on operating leases with related rental income.

Quarterly Financial Data
     The following is a summary of the quarterly results of operations:

	Three Months Ended
	December 31	September 30	June 30	March 31
2006
Interest and dividend income	$55,259	$52,762	$50,085	$47,435
Interest expense	24,023	22,078	19,698	17,697

Net interest income	31,236	30,684	30,387	29,738
Provision for loan losses	1,524	1,224	1,298	1,125
Securities gains	327	324	532	302
Non-interest income	18,087	17,010	16,513	16,060
Non-interest expenses	32,950	31,592	31,401	30,697

Income before income taxes	15,176	15,202	14,733	14,278
Income tax expenses	4,518	4,590	4,555	4,144

Net income from continuing operations	10,658	10,612	10,178	10,134
Discontinued operations, net of tax	(215)	(5,041)	103	23

Net income	10,443	5,571	10,281	10,157
Per share information:
Basic earnings per share:
Continuing operations	$0.36	$0.35	$0.36	$0.35
Discontinued operations	(0.01)	(0.16)	—	—

Net income	$0.35	$0.19	$0.36	$0.35
Diluted earnings per share:
Continuing operations	$0.36	$0.36	$0.34	$0.35
Discontinued operations	(0.01)	(0.17)	0.01	—

Net income	$0.35	$0.19	$0.35	$0.35

Dividends declared	0.150	0.150	0.140	0.140

2005
Interest and dividend income	$46,159	$44,282	$42,010	$39,727
Interest expense	16,616	15,430	13,706	12,153

Net interest income	29,543	28,852	28,304	27,574
Provision for loan losses	1,354	1,532	1,140	357
Securities gains	372	241	114	134
Non-interest income	16,018	15,126	15,124	13,821
Non-interest expenses	30,149	29,124	29,154	28,399

Income before income taxes	14,430	13,563	13,248	12,773
Income tax expenses	4,199	3,478	3,755	3,525

Net income from continuing operations	10,231	10,085	9,493	9,248
Discontinued operations, net of tax	(13)	1	191	31

Net income	10,218	10,086	9,684	9,279
Per share information:
Basic earnings per share:
Continuing operations	$0.35	$0.35	$0.33	$0.32
Discontinued operations	—	—	0.01	—

Net income	$0.35	$0.35	$0.34	$0.32
Diluted earnings per share:
Continuing operations	$0.35	$0.34	$0.32	$0.32
Discontinued operations	—	—	0.01	—

Net income	$0.35	$0.34	$0.33	$0.32

Dividends declared	0.140	0.140	0.130	0.128

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion provides Management’s analysis of the consolidated financial condition and results of operations of Sterling Financial Corporation and its wholly-owned subsidiaries, Bank of Lancaster County, N.A., Bay First Bank, N.A., Bank of Hanover and Trust Company, Pennsylvania State Bank, Delaware Sterling Bank & Trust Company, HOVB Investment Co., T & C Leasing, Inc. (inactive), BankersRe Insurance Group, SPC (formerly Pennbanks Insurance Company, SPC), Church Capital Management LLC, Bainbridge Securities, Inc., Lancaster Insurance Group, LLC and Sterling Mortgage Services, Inc. (inactive). The consolidated financial statements also include Town & Country Leasing, LLC, Sterling Financial Trust Company, Equipment Finance LLC, and Sterling Community Development Corporation, LLC all wholly-owned subsidiaries of Bank of Lancaster County.
     In December 2006, Sterling completed the divestiture of Corporate Healthcare Strategies, LLC (“CHS”), Professional Services Group and various insurance assets of its personal property and casualty insurance agency, Lancaster Insurance Group, LLC. The results of operations of the divested businesses have been reclassified as discontinued operations. Discontinued operations generated an after tax loss of $5.1 million in 2006 and income after tax of $210 thousand and $274 thousand for the years ended December 31, 2005 and 2004, respectively. The loss in 2006 was primarily driven by an impairment charge of $5.2 million, after tax, recorded in the third quarter of 2006, as discussed in Sterling’s third quarter Form 10-Q. These reclassifications had no effect on net income or stockholders’ equity. Unless otherwise noted, the remaining discussion and tabular data relate only to Sterling’s continuing operations.
     Management’s Discussion and Analysis should be read in conjunction with the audited financial statements and footnotes appearing elsewhere in this report and is intended to assist in understanding and evaluating the major changes in the financial condition and results of operations of the company with a primary focus on Sterling’s performance.
Critical Accounting Policies
     Sterling’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP) and follow general practices within the industries in which it operates. Application of these principles requires Management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources.
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
     With the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, Sterling is no longer required to amortize goodwill resulting from business acquisitions. Goodwill is now subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. Sterling tests for impairment based on the goodwill maintained at each defined reporting unit. Various market valuation methodologies are used to determine the fair value of the reporting unit. If the fair values of the reporting units exceed their book values, no write-downs of recorded goodwill are necessary. If the fair value of the reporting unit is less than its book value, an impairment expense may be required to be recorded to write down the related goodwill to the proper carrying value. During the third quarter 2006, Sterling recorded an impairment charge of $5.2 million, after tax, as discussed in Sterling’s third quarter Form 10-Q. The impairment charge was reclassified to discontinued operations at December 31, 2006, as a result of the divestiture of the three related lines of business associated with the Insurance segment.
     During the fourth quarter, Sterling completed its annual impairment testing and determined that no impairment write-offs were necessary on continuing operations. No assurance can be given that future impairment tests will not result in a charge to earnings.
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
     This Management Discussion and Analysis refers to certain non-GAAP financial measures used to monitor performance, including the efficiency ratio, return on average realized equity and return on average tangible equity. The efficiency ratio is a non-GAAP financial measure that we believe provides readers with important information regarding Sterling’s results of operations. Comparison of Sterling’s efficiency ratio with that of other companies may not be appropriate, as they may calculate their efficiency ratio in a different manner. Sterling’s calculation of its efficiency ratio is computed by dividing non-interest expenses, less depreciation on operating leases, by the sum of tax equivalent net interest income and non-interest income, less depreciation on operating leases. Sterling nets the depreciation on operating leases against related income, as it is consistent with utilizing net interest income presentation for comparable capital leases, which nets interest expense against interest income. The efficiency ratio excludes gains/losses on securities activities.
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
     During the past several years, the Federal Reserve has been very active in monitoring economic data, and has used interest rates to help stimulate economic growth and control inflation. Starting in 2001, short-term interest rates decreased, with sharp reductions in 2001 and more modest reductions in 2002 and 2003. However, in 2004, the Federal Reserve began a measured effort to control inflationary pressures and has raised the federal funds rate seventeen times in 25 basis points (b.p.) increments through mid-2006.
     Management recognizes that asset/liability management, including the effect of rate changes on interest earning assets and interest-bearing liabilities, is of critical importance.

RESULTS OF OPERATIONS
     (All dollar amounts presented within tables are in thousands, except per share data.)
     Executive Overview
     Sterling’s Executive Management team and Board of Directors have identified three performance measurements that they believe are key elements for enhancing shareholder value. These include: 1) increasing diluted earnings per share; 2) return on realized equity; and 3) the efficiency ratio. In January 2007, the Board of Directors approved the terms and set the 2007 performance goals. The corporate goals will be company-wide financial factors, with the primary emphasis on diluted earnings per share growth and secondarily on efficiency ratio and return on tangible equity.
     The primary source of Sterling’s revenues are net interest income derived from loans and investments, less their deposit and borrowing funding costs, as well as fees from banks and financial services provided to customers, and net rental income on operating leases. Revenues are influenced by general economic factors, including market interest rates, the economy of the markets served and stock market conditions, as well as competitive factors within the markets.
     Sterling’s overall strategy is to enhance growth in existing markets and affiliates through the leveraging of existing resources, and to complement this growth with new products and services. This strategy has resulted in net income from continuing operations of $41.6 million, or $1.41 per diluted share in 2006, compared to $39.1 million, or $1.33 per diluted share in 2005, and $33.1 million, or $1.20 per diluted share in 2004. These results represent a 6.0% increase in diluted earnings per share in 2006 over 2005 results, and a 10.8% increase in 2005 over 2004 results.
     In 2006, return on average realized equity decreased to 13.59%, compared to 13.89% and 14.88% in 2005 and 2004, respectively. The decrease in return on average realized equity, despite an increase in earnings, is primarily due to the issuance of stock to acquire Bay Net Bank and the release of escrowed shares earned by Church Capital Management LLC and Bainbridge Securities, Inc., partially offset by an increase in dividends paid to shareholders. The decrease in the return on average realized equity in 2005 as compared to 2004 primarily resulted from the issuance of stock to acquire Pennsylvania State Bank in December 2004. Return on average tangible equity was 18.56% in 2006, compared to 18.66% in 2005 and 17.01% in 2004.
     Net interest income increased $7.7 million, from $114.3 million for the year ended December 31, 2005 to $122.0 million in 2006, a 6.7% increase. Growth in interest-earning assets, particularly in commercial loans, real estate loans, and finance receivables was the primary reason for the increase. Net interest income in 2005 increased $16.9 million from $97.4 million in 2004. The net interest margin for 2006 was at 4.71% as compared to 4.81% and 4.83% in 2005 and 2004, respectively. The provision for loan losses was $5.2 million for the year ended December 31, 2006 and $4.4 million for both years ended December 31, 2005 and 2004.
     Non-interest income, excluding securities gains, was $67.7 million for the year ended December 31, 2006, a 12.6% increase over the $60.1 million earned in 2005. Within Sterling’s Community Banking segment, service charges and commissions increased $1.4 million, or 10.8%. The increase was due to growth in deposits which generated higher transaction fees, primarily from Sterling’s overdraft protection program and debit card issuances. The acquisition of Pennsylvania State Bank favorably impacted non-interest income during 2005 by $654,000.
     Within Sterling’s Financial Services segments, rental income from operating leases, generated by the Leasing segment, increased $4.8 million, or 17.6%. The increase in rental income was driven by higher interest rates and a continuing robust demand for operating leases. Also, trust and investment management income and brokerage fees and commissions generated by the Investment Services segment increased $719,000, or 5.8%, resulting from growth in assets under administration. The remaining increase was due to higher other operating income which increased $793,000, or 16.5%, primarily due to higher gains on sales of loans. Non-interest income excluding securities gains increased $7.2 million, or 13.6%, in 2005 when compared to 2004.
     Securities gains were $1.5 million in 2006, compared to $861,000 in 2005 and $2.1 million in 2004. Gains and losses on securities are realized as part of ongoing asset liability management and to fund investments in future strategies.
     Non-interest expense was $126.6 million for the year ended December 31, 2006, an increase of 8.4% compared to $116.8 million in 2005. This followed a 13.2% increase in 2005 compared to $103.2 million in 2004. Contributing to the increase in 2006 were employment related expenses from a combined $699,000 in charges related to the departure of certain employees and expenses related to the adoption of Statement No. 123R and $5.6 million resulting from expenses incurred in support of business growth as well as initiatives undertaken this year to promote growth in customer relationships. In addition, depreciation on operating lease assets increased $3.5 million as a result of the growth in the business.

     Sterling’s efficiency ratio improved for the year ended December 31, 2006, to 59.12% which was approximately 38 basis points lower than the 2005 efficiency ratio of 59.50%, driven by revenues growing at a faster rate than expenses.
     A more thorough discussion of Sterling’s results of operations is included in the following pages.
Net Interest Income
     The primary component of Sterling’s revenue is net interest income, which is the difference between interest income and fees on interest-earning assets and interest expense on interest-bearing liabilities. Earning assets include loans, securities and federal funds sold. Interest-bearing liabilities include deposits, borrowed funds and subordinated notes payable. To compare the tax-exempt yields to taxable yields, amounts are adjusted to pretax equivalents based on a 35% Federal corporate income tax rate.
     Net interest income is affected by changes in interest rates, volume of interest-bearing assets and liabilities and the composition of those assets and liabilities. The “net interest rate spread” and “net interest margin” are two common statistics related to changes in net interest income. The net interest rate spread represents the difference between the yields earned on interest-earning assets and the rates paid for interest-bearing liabilities. The net interest margin is defined as the ratio of net interest income to average earning assets. Through the use of demand deposits and stockholders’ equity, the net interest margin exceeds the net interest rate spread, as these funding sources are non-interest bearing.
     Table 1 below presents net interest income on a fully taxable equivalent basis, net interest rate spread and net interest margin for the years ending December 31, 2006, 2005 and 2004. Table 2 below analyzes the changes in net interest income for the periods broken down by their rate and volume components.
     Net interest income, on a tax equivalent basis, totaled $128.3 million in 2006 compared to $120.6 million in 2005 and $104.1 million in 2004. The increase in net interest income of $7.6 million from 2005 to 2006 reflects an 8.4% increase in the average balance of interest-earning assets partially offset by net interest margin compression of 10 basis points from 4.81% in 2005 to 4.71% in 2006.
     The overall increase in interest-earning assets came from growth in the commercial loan and finance receivable portfolios, as well as consumer loans. Year-over-year, average loans increased $212.8 million, or 10.5%, increasing the percentage of loans to interest-earning assets from 80.5% in 2005 to 82.0% in 2006. Generally, loans carry a higher yield than alternative interest-earning assets, such as securities and other investments.
     The growth in loans was funded by growth in deposits. Average deposits increased by $240.1 million, or 11.3%, resulting from Sterling’s overall customer relationship model and from its market position in several attractive markets. This growth in deposits was driven by an increase of $70.9 million, or 9.9%, in interest-bearing demand deposits and $168.8 million, or 19.2%, in time deposits. As a result of customers choosing to lock in funds at higher time deposit rates, Sterling’s mix of deposits shifted toward higher costing funds as evidenced by an increase in the average time deposits as a percentage of average total deposits from 41.5% in 2005 to 44.4% in 2006.
     Year-over-year, average total borrowings decreased $36.9 million, or 9.8%. Long-term debt decreased $66.4 million as a result of contractual maturities and amortization. A portion of this funding was replaced with short-term borrowings, which increased $27.1 million, as part of general asset/liability and liquidity management strategies. In addition, deposit growth precluded the need to replace the remainder of the decrease in long-term debt.
     Net interest margin decreased to 4.71% from 4.81% resulting from a number of factors:
•	After more than three years of declining short-term interest rates, the Federal Reserve Bank began to raise the Fed funds target rate in 2004. Since June of 2004, the Federal Reserve has increased the fed funds target by 25 basis points on seventeen separate occasions. However, the increase of short-term rates at a faster pace than long-term rates led to a “flattening” and, at times, an inversion of the yield curve. A flat / inverted yield curve diminishes the opportunity to earn a spread on new business with longer term rates generally driving loan originations and shorter term rates driving funding costs. The following table depicts the spread between the two and the ten year treasuries at the end of the past twelve quarters:

Quarter Ended:	2006	2005	2004
March 31	4 bps	70 bps	226 bps
June 30	(1) bps	28 bps	192 bps
September 30	(7) bps	16 bps	151 bps
December 31	(11) bps	(2) bps	116 bps
By contrast, over the last three decades, the average spread between the two and the ten-year treasuries was approximately 70 basis points.

•	As noted previously, growth in loans has accounted for all of the growth in earning assets. Generally, loans carry a higher yield than alternative interest-earning assets, namely securities and other investments. Thus, this improved mix of earning assets has helped to increase the overall yield on earning assets by 67 basis points from 2005 to 2006. Going forward, Sterling’s ability to fund a portion of loan growth with a decrease in investment securities is expected to diminish as a result of Sterling’s need to maintain certain levels of securities to be available as collateral to be pledged for business purposes.

•	The rate paid on interest-bearing liabilities increased 84 basis points from 2005 to 2006, exceeding the increase in the yield on earning assets. The increase in the cost of funds for Sterling had lagged the increase in the yield on earning assets through the first part of 2005. The increase in the cost of funds thereafter has resulted from both a general trend of increases in the rates paid on deposit accounts, as well as a shift in the funding mix with an increasing percentage of deposit growth coming from comparatively higher yielding money market and time deposits.

•	The combination of the above factors contributed to a narrowing of the spread between the yield on interest-earning assets and the rate paid on interest-bearing liabilities of 18 basis points from 2005 to 2006. Offsetting this narrowing spread was growth in stockholders’ equity, an interest-free source of funding that helped minimize the decline in margin to 10 basis points.
The increase in fully tax equivalent net interest income of $16.5 million from 2004 to 2005 reflected both a 16.3% increase in the average balance of interest-earning assets while net interest margin decreased 2 basis points. Several factors had an impact on 2005’s results relative to 2004:
•	Pennsylvania State Bank, acquired by Sterling on December 3, 2004, contributed $7.4 million of the increase in net interest income and $184.0 million of the increase in the average balance of interest-earning assets. In addition, the acquisition of Pennsylvania State Bank negatively impacted Sterling’s net interest margin by 6 basis points;

•	Improved earning asset mix with strong growth in commercial loans and finance receivables funded partially by securities portfolio cash flow;

•	Growth in non-maturity accounts and time deposits;

•	Increase in rates paid on deposits accounts;

•	Two issuances of junior subordinated debentures totaling $30.9 million; and

•	Dampening effect of yield curve flattening / inversion.
     Going forward, Sterling’s ability to maintain its historically strong growth trend in net interest income will continue to be challenged by expected pressure in its net interest margin. This pressure can be primarily attributed to two factors:
•	Continuing competitive pricing pressure for new loans and deposits; and

•	Continued flat/inverted yield curve, leading to pressure on the ability to attract new business at historical margin levels.
Sterling expects to mitigate these factors by continuing to improve the mix of earning assets through strong loan growth and a disciplined approach to the pricing of loans and deposits.

Table 1 — Distribution of Assets, Liabilities and Stockholders’ Equity, Interest Rates and Interest Differential-Tax Equivalent Yields

	Years Ended December 31,
	2006			2005			2004
	Average		Annual	Average		Annual	Average		Annual
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Federal funds sold	$17,080	$887	5.19%	$8,903	$322	3.62%	$8,117	$126	1.55%
Other short-term investments	7,811	314	4.02%	4,973	135	2.71%	7,099	39	0.54%
Securities:
U.S. Treasury	915	45	4.96%	1,796	78	4.34%	4,291	156	3.63%
U.S. Government agencies	196,063	8,716	4.45%	167,359	7,135	4.26%	157,347	6,790	4.32%
State and political subdivisions	226,458	15,995	7.06%	237,728	16,725	7.03%	238,122	16,946	7.12%
Other	39,650	2,208	5.57%	68,422	3,641	5.32%	98,836	5,289	5.35%

Total securities	463,086	26,964	5.82%	475,305	27,579	5.80%	498,596	29,181	5.85%

Loans:
Commercial	1,260,057	89,897	7.13%	1,155,694	73,323	6.34%	902,733	51,718	5.73%
Consumer	396,055	27,404	6.92%	375,383	23,549	6.27%	332,478	19,734	5.94%
Residential mortgages	91,071	5,624	6.18%	82,215	4,904	5.96%	79,721	5,002	6.27%
Leases	137,698	10,122	7.35%	134,123	9,294	6.93%	124,949	8,654	6.93%
Finance receivables	347,995	50,536	14.52%	272,617	39,431	14.46%	203,638	29,933	14.70%

Total loans	2,232,876	183,583	8.22%	2,020,032	150,501	7.45%	1,643,519	115,041	7.00%

Total interest earning assets	2,720,853	211,748	7.78%	2,509,213	178,537	7.12%	2,157,331	144,387	6.68%

Allowance for loan losses	(22,179)			(19,424)			(16,032)
Cash and due from banks	65,873			66,100			56,217
Other non-interest earning assets	268,732			250,173			199,042
Assets related to discontinued operations	14,622			16,495			9,374

TOTAL ASSETS	$3,047,901			$2,822,557			$2,405,932

Liabilities and Stockholders’ Equity:
Deposits:
Interest-bearing demand	$784,851	19,068	2.43%	$713,983	10,067	1.41%	$608,414	3,947	0.65%
Savings	238,764	3,856	1.61%	236,256	2,251	0.95%	218,852	1,200	0.55%
Time	1,046,314	42,602	4.07%	877,491	28,684	3.27%	739,802	21,757	2.94%

Total deposits	2,069,929	65,526	3.17%	1,827,730	41,002	2.24%	1,567,068	26,904	1.72%

Borrowings:
Short-term borrowings	104,777	5,742	5.48%	77,663	3,000	3.86%	63,067	2,039	3.23%
Long-term debt	146,210	6,462	4.42%	212,648	8,677	4.08%	202,874	8,100	3.99%
Subordinated notes payable	87,630	5,766	6.58%	85,173	5,226	6.14%	57,970	3,197	5.51%

Total borrowings	338,617	17,970	5.31%	375,484	16,903	4.50%	323,911	13,336	4.12%

Total interest-bearing liabilities	2,408,546	83,496	3.47%	2,203,214	57,905	2.63%	1,890,979	40,240	2.13%

Non-interest-bearing demand deposits	286,835			288,950			242,147
Other liabilities	43,897			41,328			38,518
Liabilities related to discontinued operations	375			744			856
Stockholders’ equity	308,248			288,321			233,432

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,047,901			$2,822,557			$2,405,932

Net interest rate spread			4.31%			4.49%			4.55%
Net interest income (FTE)/ net interest margin		128,252	4.71%		120,632	4.81%		104,147	4.83%
Taxable-equivalent adjustment		(6,207)			(6,359)			(6,706)

Net interest income		$122,045			$114,273			$97,441

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

	2006 Versus 2005			2005 Versus 2004
	Due to changes in			Due to changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold	$296	$269	$565	$12	$184	$196
Other short-term investments	77	102	179	(12)	108	96
Securities:
U.S. Treasury	(38)	5	(33)	(91)	13	(78)
U.S. Government agencies	1,224	357	1,581	432	(87)	345
State and political subdivisions	(793)	63	(730)	(28)	(193)	(221)
Other	(1,531)	98	(1,433)	(1,627)	(21)	(1,648)

Total securities	(1,138)	523	(615)	(1,314)	(288)	(1,602)

Loans:
Commercial	6,621	9,953	16,574	14,488	7,117	21,605
Consumer	1,297	2,558	3,855	2,547	1,268	3,815
Residential mortgages	528	192	720	156	(254)	(98)
Leases	248	580	828	636	4	640
Finance receivables	10,903	202	11,105	10,140	(642)	9,498

Total loans	19,597	13,485	33,082	27,967	7,493	35,460

Total interest income	18,832	14,379	33,211	26,653	7,497	34,150

Interest expense:
Deposits:
Interest-bearing demand	999	8,002	9,001	685	5,435	6,120
Savings	24	1,581	1,605	95	956	1,051
Time	5,519	8,399	13,918	4,049	2,878	6,927

Total deposits	6,542	17,982	24,524	4,829	9,269	14,098

Borrowings:
Short-term	1,047	1,695	2,742	472	489	961
Long-term debt	(2,711)	496	(2,215)	390	187	577
Subordinated notes payable	151	389	540	1,500	529	2,029

Total borrowings	(1,513)	2,580	1,067	2,362	1,205	3,567

Total interest expense	5,029	20,562	25,591	7,191	10,474	17,665

Net interest income	$13,803	$(6,183)	$7,620	$19,462	$(2,977)	$16,485

Provision for Loan Losses
     The provision for loan losses was $5.2 million in 2006, compared to $4.4 million in 2005 and $4.4 million in 2004. The increase in 2006 in the provision for loan losses resulted from growth in the loan portfolio and higher net charge-offs. The provision was unchanged in 2005 compared to 2004 despite a growing loan portfolio, due to strong credit quality and lower delinquency trends during 2005.
     See further discussion in “Asset Quality” below.
Non-interest Income
     Sterling is a diversified financial services company. As such, one of its principal long-term strategies is to diversify its revenue streams by focusing on growth of fee income at its banks, and fee-based revenue from its financial services affiliates. As a result, the trend in Sterling’s mix of fee income as a percentage of total revenue for 2006, 2005 and 2004 was 35.7%, 34.5% and 35.2%, respectively.

     Details of non-interest income for the years ended December 31, 2006, 2005 and 2004 are as follows:
Table 3 — Non-interest Income

		2006 Versus 2005			2005 Versus 2004
	2006	Amount	%	2005	Amount	%	2004
Trust and investment management income	$9,928	$655	7.1%	$9,273	$216	2.4%	$9,057
Service charges on deposit accounts	9,130	696	8.3%	8,434	2,019	31.5%	6,415
Other service charges, commissions and fees	5,481	729	15.3%	4,752	928	24.3%	3,824
Brokerage fees and commissions	3,087	64	2.1%	3,023	(328)	(9.8)%	3,351
Mortgage banking income	1,930	(167)	(8.0)%	2,097	243	13.1%	1,854
Rental income on operating leases	32,306	4,825	17.6%	27,481	2,512	10.1%	24,969
Other operating income	5,808	779	15.5%	5,029	1,607	47.0%	3,422
Securities gains (losses)	1,485	624	72.5%	861	(1,210)	(58.4)%	2,071

Total	$69,155	$8,205	13.5%	$60,950	$5,987	10.9%	$54,963

     Trust and investment management income grew to $9.9 million in 2006 compared to $9.3 million in 2005 and $9.1 million in 2004. The higher revenue levels were primarily due to an increase in assets under administration.
     Service charges on deposit accounts totaled $9.1 million for the year ended December 31, 2006. This reflects an increase of 8.3% from 2005 and follows a 31.5% increase in 2005 compared to 2004. Both periods benefited from an increase in the number of household accounts along with a higher level of overdraft and cash management analysis fees. In 2005, an overdraft protection program was implemented. Additionally, 2005 included the full year contribution from Pennsylvania State Bank compared to only one month in 2004.
     Other service charges, commissions and fees totaled $5.5 million in 2006 compared to $4.8 million in 2005 and $3.8 million in 2004, representing year-to-year growth of 15.3% from 2005 to 2006 and 24.3% growth from 2004 to 2005. Over the past two years, debit card fees have reflected strong growth as a result of higher transaction volumes. Other areas of higher growth include letter of credit fees and fees received related to the processing of Sterling’s official checks which have grown due to higher volumes and higher interest rates.
     Rental income on operating leases was $32.3 million in 2006 compared to $27.5 million in 2005, an increase of $4.8 million, or 17.6%. This followed an increase of 10.1% in 2005 as compared to 2004. The growth during 2006 reflected the increased number of customers entering into operating leases and the impact of higher interest rates. The same drivers also impacted the growth from 2004 to 2005.
     Other operating income totaled $5.8 million for the year ended December 31, 2006, compared to $5.0 million in 2005. The 15.5% growth in 2006 was primarily a result of gains recognized on the sale of finance receivables and leases at Sterling’s affiliates, Equipment Finance, LLC and Town and Country Leasing, LLC.
     Securities gains and losses, all from the available-for-sale portfolio, are summarized as follows:

	Years Ended December 31,
	2006	2005	2004
Debt securities:
Gains	$111	$49	$177
Losses	(98)	(39)	(115)

	13	10	62

Equity securities:
Gains	1,521	916	2,009
Losses	(49)	(65)	—

	1,472	851	2,009

Total	$1,485	$861	$2,071

     Gains and losses on debt securities are realized as part of ongoing investment portfolio and balance sheet management strategies. In 2006, Sterling experienced net gains on sales of the debt security portfolio of $13,000 versus $10,000 in 2005 and $62,000 in 2004.
     Equity security gains and losses are generated primarily through Sterling’s equity portfolio of financial institution sector stocks. Net securities gains on equities were $1.5 million for the year ended December 31, 2006 versus $851,000 in 2005 and $2.0 million in 2004. Gains are taken as the result of ongoing asset liability management strategies and capitalizing on appreciated values on certain equity security portfolio positions. In 2004, the proceeds from the sales of certain equity securities were used to capitalize Delaware Sterling Bank & Trust Company, a wholly-owned subsidiary of Sterling that commenced operations on January 3, 2005. In 2005 and 2006, Sterling utilized the proceeds to fund investments in customer relationship initiatives.
     During 2006, Sterling took other-than-temporary impairment charges on the financial institution portfolio of $30,000 versus $13,000 and $0 in 2005 and 2004, respectively.
Non-interest Expense
     Total non-interest expenses were $126.6 million for the year ended December 31, 2006, an increase of $9.8 million, or 8.4%, over $116.8 million in 2005. This followed a $13.6 million, or 13.2%, increase in 2005 over 2004’s non-interest expenses of $103.2 million.
Table 4 — Non-interest Expense

		2006 Versus 2005			2005 Versus 2004
	2006	Amount	%	2005	Amount	%	2004
Salaries and employee benefits	$57,852	$3,585	6.6%	$54,267	$7,781	16.7%	$46,486
Net occupancy	6,662	635	10.5%	6,027	753	14.3%	5,274
Furniture & equipment	8,034	869	12.1%	7,165	299	4.4%	6,866
Professional services	3,939	(97)	(2.4)%	4,036	(284)	(6.6)%	4,320
Depreciation on operating lease assets	26,459	3,501	15.2%	22,958	1,874	8.9%	21,084
Taxes other than income	2,838	248	9.6%	2,590	392	17.8%	2,198
Intangible asset amortization	1,428	(107)	(7.0)%	1,535	583	61.2%	952
Other	19,428	1,180	6.5%	18,248	2,201	13.7%	16,047

Total	$126,640	$9,814	8.4%	$116,826	$13,599	13.2%	$103,227

     The largest component of non-interest expense is salaries and employee benefits, which totaled $57.9 million for the year ended December 31, 2006, a $3.6 million, or 6.6%, increase over 2005, after increasing $7.8 million, or 16.7%, in 2005. The increases were attributable to the following factors:
•	Employment related expenses from a combined $699,000 in charges related to the departure of certain employees and expenses related to the adoption of Statement No. 123R in 2006 and $32,000 in 2005;

•	Initiatives undertaken during 2005 and 2006 to support a major customer acquisition and retention strategy;

•	Additions to staff required to continue to serve our customers in light of increased transaction volumes; and

•	Normal merit increases to existing employees;

•	Partially offsetting the increases were lower executive gain sharing and profit sharing expenses in 2006.
     Net occupancy expense increased to $6.7 million in 2006, up from $6.0 million in 2005 and $5.3 million in 2004. This increase is primarily due to improvements and renovations at various existing branch office locations and increases in real estate taxes. In addition, Sterling opened two new branch offices during the year and added two through the acquisition of Bay Net Bank.
     Furniture and equipment charges were $8.0 million, $7.2 million and $6.9 million in 2006, 2005 and 2004, respectively. The increase of $869,000 from 2005 to 2006 was the result of planned increases in service contracts and depreciation expense to support a major customer acquisition and retention strategy introduced in 2006. In addition, depreciation expense increased as a result of a new telephone system which will enhance Sterling’s level of internal and external customer service. The increase of $299,000 from 2004 to 2005 was primarily due to additional office locations resulting from the Pennsylvania State Bank acquisition, which occurred in December 2004.
     Depreciation of equipment on operating leases was $26.5 million in 2006, compared to $23.0 million in 2005 and $21.1 million in 2004. The increased expenses were due to continued growth in the leasing business.
     Taxes other than income were $2.8 million for the year ended December 31, 2006, an increase from $2.6 million in 2005 and $2.2 million in 2004. Taxes other than income consist primarily of taxes based on stockholders’ equity. As a result of the growing equity base of Sterling’s affiliates, including the bank affiliates, the taxes other than income expense has increased over the past several years.
     Other non-interest expense totaled $19.4 million in 2006, compared to $18.2 million in 2005 and $16.0 million in 2004. Expenses in this category consist of marketing, advertising, promotions, postage, lending related expenses, insurance and telephone expenses. The primary increase in other non-interest expenses is a function of Sterling’s overall growth, which results in higher expenses.
     One of Sterling’s key measures of performance is the efficiency ratio, which expresses non-interest expense, excluding merger related and restructuring charges, as a percentage of tax-equivalent net interest income and non-interest income excluding gains on sales of securities. In calculating its efficiency ratio, Sterling nets depreciation on operating leases with the related rental income to more consistently present operating results with the presentation used in the banking industry.
     Sterling’s efficiency ratio improved to 59.12% for the year ended December 31, 2006 from 59.50% in 2005 and 60.42% in 2004. Sterling’s strategy is to focus on revenue growth while managing expenditures. Accordingly, Sterling’s goal is to manage its efficiency ratio by growing revenues at a faster pace than expenses.
Income Taxes
     Sterling recognized income taxes from continuing operations of $17.8 million, $15.0 million and $11.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in income tax expense was consistent with the higher levels of pre-tax continuing income.
     A more meaningful comparison is the effective tax rate, a measurement of income tax expense as a percent of pre-tax income, which was 30.0%, 27.7%, and 26.1% for the years ended December 31, 2006, 2005 and 2004, respectively. Sterling’s effective tax rate is less than the 35% federal statutory rate, primarily due to tax-exempt loan and security income, dividends paid deduction and tax credits associated with low-income housing projects, offset by certain non-deductible expenses and state income taxes.
     The increase in the 2006 effective income tax rate was primarily related to higher levels of pre-tax income taxed at the incremental 35% statutory tax rate and tax free income representing less of pre-tax income than in 2005 and 2004.
Discontinued Operations
     In December 2006, Sterling completed the divestiture of Corporate Healthcare Strategies, LLC (“CHS”), Professional Services Group and various insurance assets of its personal property and casualty insurance agency, Lancaster Insurance Group, LLC. The results of operations of the divested businesses have been reclassified as discontinued operations. Discontinued operations generated an after tax loss of $5.1 million in 2006 and income net of tax $210 thousand and $274 thousand for the years end December 31, 2005 and 2004, respectively. The loss in 2006 was primarily driven by an impairment charge of $5.2 million, after tax, recorded in the third quarter of 2006, as discussed in Sterling’s third quarter Form 10-Q. These reclassifications had no effect on net income or stockholders’ equity.
FINANCIAL CONDITION
     Total assets were approximately $3.3 billion at December, 31 2006, representing 10.5% growth when compared to $3.0 billion in 2005 (8.0%, excluding the impact of the acquisition of Bay Net). The increase in assets was primarily driven by loan growth of 12.2% (9.3%, excluding the impact of Bay Net) and was funded primarily by growth in deposits of 17.5% (14.1%, excluding the impact of Bay Net). One of Sterling’s approaches to managing its net interest margin, and ultimately its profitability, is to grow its loan portfolio and fund this growth primarily with deposits and secondarily with a reduced reliance on investment securities.
Securities
     Sterling utilizes investment securities as a primary tool for managing interest rate risk, to generate interest and dividend income, to provide liquidity and to provide collateral for certain deposits and borrowings. As of December 31, 2006, securities totaled $481.5 million, which represented a decrease of $2.5 million or 0.5% from the December 31, 2005 balance of $484.0 million. During 2006, net cash flows from investment securities were used to fund a portion of the loan growth generated by the company. Proceeds from maturities, sales and calls totaled $180.7 million. Purchases of $167.3 million were completed primarily to meet pledging requirements.

     The activity discussed above increased holdings of agency securities and decreased holdings of corporate securities. These changes resulted from a number of factors, including a continued effort to reduce the credit risk associated with corporate securities and a need to maintain a sufficient level of securities that are qualified to serve as collateral for public funds and other deposits requiring pledged securities.
     In addition to the cash flow activity noted above, the decrease in the portfolio reflected a reduction in the balance of net unrealized gains. At December 31, 2006, the securities balance included net unrealized gains on available-for-sale securities of $5.6 million versus net unrealized gains of $7.2 million at December 31, 2005. The decrease in unrealized gains resulted primarily from higher interest rates at year-end 2006 versus year-end 2005. Higher interest rates generally decrease the value of debt securities.
     Sterling’s securities portfolio includes debt and equity instruments that are subject to varying degrees of credit and market risk. This risk arises from general market conditions, factors impacting specific industries, as well as corporate news that may impact specific issues. Management continuously monitors its debt securities, including routine updating of credit ratings, monitoring market, industry and corporate news, as well as volatility in market prices. Sterling uses various indicators in determining whether a debt security is other-than-temporarily-impaired, including whether it is probable that the contractual interest and principal will not be collected in full. One such indicator is credit ratings. As of December 31, 2006, there were no holdings below investment grade.
Table 5 — Investment Securities
     The following table shows the amortized cost of the held-to-maturity securities owned by Sterling as of the dates indicated. Securities are stated at cost adjusted for amortization of premiums and accretion of discounts.

	December 31,
	2006	2005	2004
U.S. Treasury securities	$105	$105	$105
State and political subdivisions	10,901	15,951	20,426
Mortgage-backed securities	39	55	87
Corporate securities	117	368	620

Subtotal	11,162	16,479	21,238
Non-marketable equity securities	10,368	12,412	12,914

Total	$21,530	$28,891	$34,152

     Non-marketable equity securities consist of Federal Reserve Bank stock, Federal Home Loan Bank stock, and Atlantic Central Bankers Bank stock.
     The following table shows the amortized cost and fair value of the available-for-sale securities owned as of the dates indicated.

	December 31,
	2006		2005		2004
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
U.S. Treasury securities	$805	$805	$814	$822	$2,739	$2,789
U.S. Government agencies	211,066	207,667	162,298	157,114	129,910	127,502
State and political subdivisions	207,831	213,001	220,833	227,379	221,023	230,740
Mortgage-backed securities	23,461	23,440	20,410	20,345	27,742	28,328
Corporate securities	8,356	8,397	39,313	39,601	64,833	66,850

Subtotal	451,519	453,310	443,668	445,261	446,247	456,209
Equity securities	2,903	6,706	4,244	9,856	4,586	11,310

Total	$454,422	$460,016	$447,912	$455,117	$450,833	$467,519

     All mortgage-backed securities are those of U.S. Government agencies.

     The available-for-sale equity securities are comprised of the following:

	December 31,
	2006		2005		2004
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Government sponsored enterprise stock	$2	$3,088	$2	$4,262	$2	$4,910
Equity mutual fund	51	55	50	50	—	—
Community bank stocks	2,288	2,623	2,402	3,058	1,969	3,054
Large cap financial services company stocks	562	940	1,790	2,486	2,615	3,346

Total	$2,903	$6,706	$4,244	$9,856	$4,586	$11,310

     These holdings are maintained for long-term appreciation in these segments of the market.
     As of December 31, 2006, amortized cost includes a balance of write-downs for other-than-temporary impairment charges totaling $78,000. Sterling recognized other-than-temporary impairment charges on equity securities of $30,000, $13,000 and $0 for the years ended December 31, 2006, 2005 and 2004, respectively. These charges were recognized when the market value of a specific holding had not exceeded cost at any time in the prior six months.
Table 6 — Investment Securities (Yields)
     The following tables show the maturities of debt securities at amortized cost as of December 31, 2006, and approximate weighted average yields of such securities. Yields on state and political subdivision securities are shown on a tax equivalent basis, assuming a 35% federal income tax rate.

			Over 1 thru 5		Over 5 thru 10
	1 Year and less		Years		Years		Over 10 years		Total
Held to Maturity	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury securities	$105	5.03%	$—	—%	$—	—%	$—	—%	$105	5.03%
State and political subdivisions	3,116	7.24%	7,339	7.16%	446	6.62%	—	—%	10,901	7.16%
Mortgage-backed securities	—	—%	24	8.57%	—	—%	15	7.06%	39	8.02%
Corporate securities	115	2.00%	—	—%	—	—%	2	7.15%	117	2.11%

	$3,336	6.99%	$7,363	7.17%	$446	6.62%	$17	7.08%	$11,162	7.09%

			Over 1 thru 5		Over 5 thru 10
	1 Year and less		Years		Years		Over 10 years		Total
Available for Sale	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U. S. Treasury securities	$805	5.00%	$—	—%	$—	—%	$—	—%	$805	5.00%
U.S. Government agencies	26,515	5.06%	113,874	4.01%	57,515	5.40%	9,763	5.96%	207,667	4.61%
State and political subdivisions	2,950	6.94%	26,819	6.49%	78,751	6.34%	104,481	6.72%	213,001	6.55%
Mortgage-backed securities	202	3.57%	7,975	4.84%	2,149	4.65%	13,114	5.67%	23,440	5.27%
Corporate securities	6,789	5.74%	1,320	6.88%	286	6.07%	2	4.59%	8,397	5.93%

	$37,261	5.32%	$149,988	4.60%	$138,701	5.83%	$127,360	6.41%	$453,310	5.56%

     There is no issuer of securities in which the aggregate book value of that issuer, other than securities of the U.S. Treasury and U.S. Government agencies, exceeds 10% of stockholders’ equity.

Loans
     Loans outstanding totaled $2.4 billion at December 31, 2006, an increase of $256.0 million, or 12.2%, from December 31, 2005 ($194.6 million, or 9.3%, excluding the impact from the Bay Net Bank acquisition). In addition to growing its loan portfolio through acquisitions, such as Bay Net Bank, which enabled Sterling to increase its footprint in the attractive markets of Harford County and Cecil County, Maryland, Sterling achieved most of the growth in its loan portfolio through its existing presence in the emerging markets of Berks County, Cumberland County and Dauphin County, Pennsylvania and Carroll County, Maryland.
     Commercial real estate and construction increased $88.3 million, or 11.9%, commercial and agricultural loans increased $74.4 million, or 17.3%, finance receivables increased $62.7 million, or 20.2%, consumer loans increased $12.8 million, or 3.3%, mortgage loans increased $17.2 million, or 20.3%, and lease financings increased $5.9 million, or 4.7%. The increases were partially offset by a decrease of $4.8 million, or 22.6%, in financial institution loans.
Table 7 — Loan Portfolio
     The following table sets forth the composition of Sterling’s loan portfolio as of the dates indicated:

	December 31,
	2006	2005	2004	2003	2002
Commercial and agricultural	$504,084	$429,703	$494,760	$321,728	$284,462
Commercial real estate	656,366	638,119	515,257	453,456	399,818
Financial institutions	16,375	21,150	25,790	19,488	4,700
Real estate-construction	173,824	103,753	61,591	23,471	19,504
Real estate-mortgage	101,946	84,775	78,694	80,674	102,891
Consumer	403,691	390,913	364,991	316,190	284,016
Finance receivables (net of unearned income)	373,465	310,777	236,617	171,733	115,200
Lease financing receivables (net of unearned income)	130,775	124,896	129,571	109,285	85,437

Total	$2,360,526	$2,104,086	$1,907,271	$1,496,025	$1,296,028

Table 8 — Loan Maturity and Interest Sensitivity
     The following table sets forth the maturity of the commercial loan portfolio as of December 31, 2006.

		After one but
	Within one	within five	After five
	year	years	years	Total
Commercial and agricultural, financial and commercial real estate	$284,637	$225,578	$666,610	$1,176,825
Real estate-construction	71,185	66,046	36,593	173,824

	$355,822	$291,624	$703,203	$1,350,649

     Loans subject to annual renewal provisions are included in the within one year category in the table above.
     Commercial loans due after one year totaling $240.5 million have variable interest rates, while $473.1 million have a fixed rate of interest for a period of time, and then convert to another interest rate. The remaining $281.2 million in commercial loans have fixed rates.
Asset Quality
     Sterling’s loan portfolios are subject to varying degrees of credit risk. Credit risk is mitigated through prudent underwriting standards, on-going credit review, and monitoring and reporting asset quality measures. Additionally, loan portfolio diversification, limiting exposure to a single industry or borrower, and requiring collateral also reduces Sterling’s credit risk.

     Sterling’s commercial, consumer and residential mortgage loans are principally to borrowers in south central Pennsylvania, northern Maryland, and northern Delaware. Because the majority of Sterling’s loans are located in this area, a substantial portion of the debtor’s ability to honor their obligations may be affected by the level of economic activity in the market area. Sterling’s finance receivables are primarily to customers in the eastern part of the United States to finance forestry and land clearing equipment.
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
Table 9 — Nonaccrual, Past Due and Restructured Loans
     The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans:

	December 31,
	2006	2005	2004	2003	2002
Nonaccrual loans	$3,235	$4,158	$3,474	$3,136	$10,643
Accruing loans, past due 90 days or more	452	409	875	1,513	545
Restructured loans	—	—	181	—	521

Total non-performing loans	3,687	4,567	4,530	4,649	11,709
Foreclosed assets	1,055	328	80	601	293

Total non-performing assets	$4,742	$4,895	$4,610	$5,250	$12,002

Nonaccrual loans:
Interest income that would have been recorded under original terms	$302	$216	$178	$433	$458
Interest income recorded	—	—	—	—	—
Ratios:
Non-performing loans to total loans	0.16%	0.22%	0.24%	0.31%	0.90%
Non-performing assets to total loans and foreclosed assets	0.20%	0.23%	0.24%	0.35%	0.93%
Non-performing assets to total assets	0.14%	0.17%	0.17%	0.22%	0.56%
     As of December 31, 2006, non-performing assets were $4.7 million, a decrease of $153,000, or 3.1%, from December 31, 2005. Nonaccrual loans decreased by $923,000, or 22.2%, resulting from loan payoffs, principal payments and write-downs. Partially offsetting this decrease was an increase in foreclosed assets at December 31, 2006 of $727,000 primarily in the leasing portfolio.
     Potential problem loans are defined as performing loans, which have characteristics that cause Management to have serious doubts as to the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as non-performing loans in the future. Total potential problem loans were approximately $6.5 million at December 31, 2006 and $4.9 million at December 31, 2005. This increase of $1.6 million was primarily the result of the addition of one commercial loan, totaling $2.5 million in the banking segment portfolio. This increase was partially offset by the repayment of another loan of approximately $1.2 million in the banking segment portfolio. Additionally, outstanding letter of credit commitments totaling approximately $681,000 could result in potential problem loans, if drawn upon. The majority of these loans are secured by a combination of business assets and/or real estate with acceptable loan-to-value ratios.
Allowance for Loan Losses
     Sterling maintains the allowance for loan losses at a level that management believes is adequate to absorb potential losses inherent in the loan portfolio and is established through a provision for loan losses charged to earnings. Quarterly, Sterling utilizes a defined methodology in determining the adequacy of the allowance for loan losses. This methodology considers specific credit reviews, historical loan loss experience, and qualitative factors.

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
     If management determines that a specific reserve allocation is not required, it assigns the general loss factor based on historical performance to determine the reserve. For homogeneous loan types, such as consumer and residential mortgage loans, management bases specific allocations on the average loss ratio for the previous two years for each specific loan pool. Additionally, management adjusts projected loss ratios for other factors, including the following:
•	Trends in delinquency levels;

•	Trends in non-performing and potential problem loans;

•	Trends in composition, volume and terms of loans;

•	Effects in changes in lending policies or underwriting procedures;

•	Experience, ability and depth of management;

•	National and local economic conditions;

•	Concentrations in lending activities; and

•	Other factors as management may deem appropriate.
     Management determines the unallocated portion of the allowance for loan losses based on the following criteria:
•	Potential for the lack of precision in Sterling’s allowance for loan loss loan assessment;

•	Other potential exposures in the loan portfolio;

•	Variances in management’s assessment of national and local economic conditions; and

•	Other internal or external factors that management believes appropriate at that time.
     Management believes this methodology accurately reflects losses inherent in the portfolio. Management charges actual loan losses to the allowance for loan losses. As such, management determines the level of provision for loan losses based on the methodology discussed above combined with an overall analysis of the loan portfolio.

     A summary of the activity in the allowance for loan losses is as follows:
Table 10 — Summary of Loan Loss Experience

	Years Ended December 31,
	2006		2005		2004		2003		2002
Beginning balance	$21,003		$18,891		$14,656		$12,953		$11,071

Allowance acquired in acquisition	535		—		1,843		—		837

Loans charged off during year:
Commercial and agricultural	493		457		506		556		485
Commercial real estate	306		164		134		399		—
Real estate mortgage	8		6		58		142		210
Consumer	1,935		1,388		821		1,138		961
Lease financing	1,306		746		604		504		429
Finance receivables	—		—		—		37		85

Total charge-offs	4,048		2,761		2,123		2,776		2,170

Recoveries:
Commercial and agricultural	47		40		109		187		819
Commercial real estate	—		32		—		234		4
Real estate mortgage	—		—		3		1		2
Consumer	441		309		310		255		269
Lease financing	278		109		75		86		24
Finance receivables	—		—		—		19		2

Total recoveries	766		490		497		782		1,120

Net loans charged off	3,282		2,271		1,626		1,994		1,050
Provision for loan losses	5,171		4,383		4,438		3,697		2,095
Reserve on loan commitments transferred to other liabilities	—		—		(420)		—		—

Balance at end of year	$23,427		$21,003		$18,891		$14,656		$12,953

Ratio of net loans charged off to average loans outstanding	0.15%		0.11%		0.10%		0.14%		0.08%
Ending allowance for loan losses to net loans charged off	7.1	x	9.2	x	11.6	x	7.4	x	12.3	x
Net loans charged off to provision for loan losses	63.5%		51.8%		36.6%		53.9%		50.1%
Allowance for loan losses as a percent of total loans outstanding	0.99%		1.00%		0.99%		0.98%		1.00%
Allowance for loan losses as a percent of non-performing loans	635%		460%		417%		315%		111%
     The allowance for loan losses increased $2.4 million, from $21.0 million at December 31, 2005, to $23.4 million at December 31, 2006. The allowance represented 0.99% of loans outstanding at December 31, 2006, and represented a slight decrease in reserve levels to outstanding loans.
     During 2006, Sterling recorded provision for loan losses totaling $5.2 million, as compared to $4.4 million in 2005. The increase in 2006 in the provision for loan losses resulted from growth in the loan portfolio and higher net charge-offs. Management believes the resultant level of provision expense and allowance for loan losses to be adequate, given the growth in Sterling’s loan portfolio, level of credit quality indicators, and related mix of loans.

Table 11 — Allocation of Allowance for Loan Losses

	Years Ended December 31,
	2006		2005		2004		2003		2002
		Loans		Loans		Loans		Loans		Loans
		% to		% to		% to		% to		% to
		total		total		total		total		total
	Amount	loans	Amount	loans	Amount	loans	Amount	loans	Amount	loans
Commercial, financial and agricultural	$15,415	49%	$13,876	52%	$10,865	54%	$9,337	53%	$8,355	53%
Real estate – mortgage and construction	201	12%	196	9%	228	7%	218	7%	138	9%
Consumer	2,345	17%	2,070	18%	2,131	20%	1,443	21%	962	22%
Leases	2,845	6%	2,918	6%	2,769	7%	1,856	7%	1,032	7%
Finance receivables	2,208	16%	1,769	15%	1,559	12%	807	12%	854	9%
Unallocated	413	0%	174	0%	1,339	0%	995	0%	1,612	0%

Total	$23,427	100%	$21,003	100%	$18,891	100%	$14,656	100%	$12,953	100%

     The allocation of the allowance for loan losses between the various loan portfolios adequately reflects the inherent risk in each loan portfolio. The allocation methodology is based on historical net loss experience, leading indicators of credit quality and other pertinent factors. Additionally, management periodically reviews the methodology and may make revisions to ensure the allowance for loan losses allocated to each loan portfolio continues to reflect potential losses inherent in such portfolios.
     During the third quarter of 2004, management reevaluated and made certain modifications to its methodology in establishing its reserve to account for changing risks inherent in its loan portfolio. These modifications included the increase of allocation percentages related to qualitative factors due to the composition of the loan portfolio, increased balances of unsecured credits and credits secured by current assets, such as accounts receivable and inventory, broader geographic mix of loans, which includes entrance into emerging markets, where Sterling has less experience and insight compared to its historical footprint, greater reliance on individual loan officers and credit personnel at the bank affiliates to enforce underwriting standards and policy and higher legal lending limits, allowing Sterling to accommodate larger credit facilities with customers, which management believes carry a greater risk than smaller credits.
     The allowance methodology was further enhanced in the third quarter 2005. Changes only affected the commercial loan portfolios of Sterling’s affiliate banks. Previously the methodology applied a historic loss factor derived from a migration analysis of losses to the outstanding loan balances for all non-classified credits. No differentiation was made for different risk rating grades within these pools of loans. The enhancement changed the employment of the historic loss factor and substituted new factors based on the profile of the loan pool by risk rating grade. Therefore, loans secured by cash or properly margined securities would have little to no risk, while loans that were rated in lower pass or special mention categories would carry a higher provisioning factor to more accurately reflect the inherent risk in those loans.
     Management believes these periodic enhancements to the ALLL methodology improve the accuracy of quantifying losses presently inherent in the portfolio and do not impact the comparability of the periods presented above. Management charges actual loan losses to the allowance for loan losses and bases the provision for loan losses on the overall analysis taking the methodology into account.
     The largest reserve allocation is to the commercial, financial and agricultural loan portfolio, which represents approximately 66% of the reserve balance. This reflects the continued higher level of net charge-offs, increases in loans, entering new markets with new lenders, and changes in other factors that impact the inherent risks in the portfolio. This non-homogeneous loan portfolio, along with leases, continues to represent the greatest risk exposure to Sterling. These loans generally are larger than the remainder of the portfolio and the related collateral is not as marketable. Additionally, other external factors, such as competition for high rated credits, are also considered in allocating this reserve balance.
     The unallocated portion of the allowance reflects estimated inherent losses within the portfolio that have not been detected. This reserve results due to risk of error in the specific and general reserve allocations, other potential exposure in the loan portfolio, variances in management’s assessment of national and local economic conditions and other internal or external factors that management believes appropriate at the time. The unallocated portion of the allowance was greatly reduced in 2005, driven by the enhancement to the methodology implemented in September 2005. In 2006, the unallocated portion of the allowance remained at levels fairly immaterial with respect to the overall allowance for loan losses.

     While management believes Sterling’s allowance for loan losses is adequate based on information currently available, future adjustments to the reserve and enhancements to the methodology may be necessary due to changes in economic conditions and management’s assumptions as to future delinquencies or loss rates.
Assets Held for Operating Leases
     Assets held for operating leases were $89.1 million at December 31, 2006, which exceeded the $73.6 million at December 31, 2005 by $15.5 million, or 21.1%. The growth in operating leases during 2006 reflected the increased number of customers entering into operating leases.
     Operating leases have residual value risk associated with them. If, at the end of the lease term, the fair value of the leased property is less than the residual value calculated at lease origination, a loss on disposal could result. Sterling mitigates this risk by continuously monitoring residual values, and in many instances, uses values from various industry publications and discussions with industry experts. Further, the lease terms include provisions that the lessee shares the risk of loss on disposal of equipment, up to 50% of the residual value. As a result of Sterling’s approach to managing residual risk, related residual losses have been immaterial historically.
Goodwill
     Goodwill increased approximately $20.9 million, or 30.8%, from prior year. The increases to goodwill occurred in our Trust and Investment services segment and our Community Banking segment.
     In April 2006, Sterling announced the realignment of the management of its three Trust and Investment Services affiliates, Church Capital Management, LLC, Bainbridge Securities, Inc. and Sterling Financial Trust Company. The original acquisition agreement for Church and Bainbridge included contingent consideration payments to the principals of both companies based upon them attaining certain required performance measurements over a five year period from the date of acquisition. Under the guidance of Statement No. 141, the contingent payments were to be treated as additional consideration and capitalized as goodwill at the time the future payments were earned. Per the terms of the original acquisition agreement, the realignment of the Trust and Investment Services segment triggered a change to the terms of the contingency payments, thereby accelerating the recognition of the goodwill in the amount of $6.6 million and converting the payments into installment payments to be released bi-annually from escrow over seven years, regardless of the performance of the acquired company.
     In October 2006, Sterling completed the acquisition of Bay Net Financial, Inc. and its wholly-owned thrift subsidiary, Bay Net A Community Bank. At the date of acquisition, Bay Net Financial, Inc. was merged into Sterling, and Bay Net A Community Bank merged with Sterling’s wholly-owned subsidiary, First National Bank of North East. The resulting bank changed its name to “Bay First Bank, N.A.” as part of the bank merger. Sterling acquired Bay Net Financial, Inc. in order to enhance its banking franchise in the Cecil, Harford and neighboring counties of Maryland.
     In accordance with Statement No. 141, Sterling used the purchase method of accounting to record this transaction. The portion of the purchase price related to goodwill of $14.4 million was recorded in the banking segment in accordance with FAS 141 because all of the assets and liabilities acquired are related to the banking reporting unit.
Other Assets
     Other assets decreased approximately $4.5 million, or 8.3%, from the prior year. This was primarily due to decreases in deposits for equipment purchases in our leasing division.
Deposits
     During 2006, Sterling funded its loan growth primarily with deposit growth. Total deposits of $2.6 billion for the year ended December 31, 2006, increased $389.6 million, or 17.5%, from December 31, 2005 (14.1%, excluding the impact of the Bay Net Bank acquisition). This increase was achieved in part by growth in Sterling’s emerging markets of Berks County, Cumberland County and Dauphin County, Pennsylvania; Carroll County, Maryland and New Castle County, Delaware.
     Average deposits, totaling $2.4 billion for 2006, grew $240.1 million, or 11.3%, from 2005. This growth was generally achieved through the continued expansion of branch facilities into new markets with emphasis on the growth of business deposit relationships and the development of products that meet the needs of Sterling’s bank affiliate customers.

Table 12 — Average Deposit Balances and Rates Paid
     The following table summarizes the average amounts of deposits and rates paid for the years indicated:

	Years Ended December 31,
	2006		2005		2004
	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest-bearing demand deposits	$286,835	—%	$288,950	—%	$242,147	—%
Interest-bearing demand deposits	784,851	2.43%	713,983	1.41%	608,414	0.65%
Savings deposits	238,764	1.61%	236,256	0.95%	218,852	0.55%
Time deposits	1,046,314	4.07%	877,491	3.27%	739,802	2.94%

Total	$2,356,764		$2,116,680		$1,809,215

Table 13 — Deposit Maturity
     The following table summarizes the maturities of time deposits of $100,000 or more as of the dates indicated:

	December 31,
	2006	2005
Three months or less	$63,642	$27,313
Over three through six months	42,129	19,671
Over six through twelve months	62,418	45,329
Over twelve months	97,004	109,990

Total	$265,193	$202,303

Short-Term Borrowings
     Short-term borrowings are comprised of federal funds purchased, securities sold under repurchase agreements, U.S. Treasury demand notes and borrowings from other financial institutions. As of December 31, 2006, short-term borrowings totaled $78.8 million, a decrease of $61.8 million from the December 31, 2005 balance of $140.6 million. This net decrease was primarily attributable to:
•	Fluctuation in funds purchased related to Sterling’s Correspondent Services Group whereby federal funds lines have been established for a number of community bank clients; and

•	Reduced usage of short-term borrowings due to deposit growth over the past year.
Long-Term Debt
     Long-term debt consists of advances from the Federal Home Loan Bank and borrowings from other financial institutions. Long-term debt totaled $117.2 million at December 31, 2006, a net decrease of $51.4 million from the December 31, 2005 balance of $168.6 million. Generally, deposit growth provided sufficient funding for asset growth, allowing for this net reduction in borrowings. The net decrease specifically resulted from the following:
•	Scheduled principal maturities and repayments of $55.6 million;

•	Payoff of $5.5 million of redeemable FHLB advances due to mature in 2008 and 2009 that were converted by the FHLB; and

•	Offsetting these reductions was a $10.0 million fixed rate borrowing from the FHLB entered into during 2006.

Subordinated Notes Payable
     As of December 31, 2006, Sterling sponsored four special purpose subsidiary trusts, Sterling Financial Statutory Trusts I, II, III and IV. The trusts were formed for the purpose of issuing corporate obligated mandatorily redeemable capital securities (the capital securities) to third party investors and investing the proceeds from the sale of the capital securities in junior subordinated notes payable by Sterling (the debentures). The debentures are the sole assets of the trust, and totaled $87.6 million as of December 31, 2006 and December 31, 2005.
Derivative Financial Instruments
     Sterling is a party to derivative instruments in the normal course of business to manage its own exposure to fluctuations in interest rates and to meet the financing needs of its customers.
Asset Liability Management
Interest rate derivatives
     Sterling enters into derivative transactions principally to manage the risk of price or interest rate movements on the value of certain assets and liabilities and on future cash flows. A summary of the interest rate contracts is as follows:

	December 31, 2006		December 31, 2005
	Notional	Carrying	Notional	Carrying
	Amount	Value	Amount	Value
Interest rate swap agreements:
Pay fixed/receive floating	$25,000	$(2)	$25,000	$(24)
Pay floating/receive fixed	25,000	(810)	25,000	(988)

Interest rate floors purchased	50,000	105	—	—
•	Interest rate swaps have been entered into to hedge the variability in future expected cash flows related to floating rate assets and liabilities.

•	Interest rate floors have been purchased to hedge the variability in future expected cash flows related to floating rate assets in exchange for the payment of a premium when the contract is initiated.
     Gains and losses on derivative instruments reclassified from accumulated other comprehensive income to current-period earnings are included in the line item in which the hedged cash flows are recorded. At December 31, 2006, other comprehensive income included a deferred after-tax unrealized loss of $582,000 versus $657,000 at December 31, 2005.
     A portion of the amount in other comprehensive income was reclassified from other comprehensive income to the appropriate income statement line item as net settlements occur. In addition, the premiums paid for interest rate floors are amortized over the term of the contract and recognized in the appropriate income statement line item. Sterling recognized interest income and interest expense, as follows:

	Years Ended December 31,
	2006	2005	2004
Interest income-commercial loans	$(456)	$(8)	$338
Interest expense-borrowed funds	27	398	870
Equity derivatives
A summary of the equity derivatives is as follows:

	December 31, 2006		December 31, 2005
	Shares	Carrying	Shares	Carrying
	Covered	Value	Covered	Value
Written call options	—	$—	—	$—
Purchased put options	50,000	45	30,000	—

•	During 2005 and 2006, Sterling wrote call options on certain equity security holdings (covered calls). Sterling received a premium in exchange for selling the call options. The buyer of the option had the right to purchase a specified number of shares at a future date at an agreed upon price level, or strike price. The options are recorded at fair value (initially the premium received) with the changes in fair value recognized in other non-interest income. At December 31, 2006 and 2005, there were no outstanding options.

•	Sterling has purchased equity put options to protect the company from the risk that the fair value of certain equity security holdings might be adversely impacted by changes in market price. Sterling has the right to sell a specified number of shares through a future date at an agreed upon price level, or strike price. The options are recorded at fair value (initially the premium paid) with the changes in fair value recognized in other non-interest expense.
Sterling recognized non-interest income and non-interest expense related to this activity as follows:

	Years Ended December 31,
	2006	2005	2004
Other non-interest income	$3	$21	$—
Other non-interest expense	9	9	75
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

	December 31, 2006		December 31, 2005
	Notional	Carrying	Notional	Carrying
	Amount	Value	Amount	Value
Interest rate swap agreements:
Pay fixed/receive floating	$42,288	$(271)	$25,768	$(110)
Pay floating/receive fixed	42,288	271	25,768	110
Interest rate caps written	18,510	(18)	28,201	(40)
Interest rate caps purchased	18,510	18	28,201	40
     Changes in the estimated fair value of customer related contracts and related interest settlements, net of the offsetting counterparty contracts, are recorded in non-interest income. Fees collected from customers for these transactions are recognized over the life of the contract. Fees included in other non-interest income are $54,000 in 2006, $32,000 in 2005 and $14,000 in 2004.
     Sterling believes it has reduced market risk on its customer related derivative contracts through the offsetting contractual relationships with counterparties. However, if a customer or counterparty fails to perform, credit risk is equal to the extent of the fair value gain in a derivative. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes Sterling, and results in credit risk to Sterling. When the fair value of a credit risk is negative, Sterling owes the customer or counterparty, and therefore, has no credit risk. Sterling minimizes the credit risk in derivative instruments by including derivative credit risk in its credit underwriting procedures, and by entering into transactions with higher quality counterparties that are reviewed periodically by Management.
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
     The capital securities held by the trusts qualify as Tier 1 capital for Sterling under Federal Reserve Board guidelines. In 2004, the Federal Reserve issued rules that retain Tier 1 capital treatment for trust preferred securities but with stricter limits. Under the new rules, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would retain its current limit of 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Sterling has $85.0 million in trust preferred securities as of December 31, 2006, which has been included as Tier 1 capital in its regulatory capital calculations.
     Earnings retention, net income less dividends declared, is another source of capital to Sterling. During 2006, Sterling retained $19.6 million, or 53.6%, of its net income, including discontinued operations.
     In May 2003, Sterling’s Board of Directors authorized the repurchase of up to 1,303,365 shares of its common stock. Shares repurchased are held for reissue in connection with Sterling’s stock compensation plans and for general corporate purposes. During 2006 and 2005, Sterling repurchased 445,000 and 290,075 shares of its common stock, at an average price of $21.00 under this repurchase plan. As of December 31, 2006, 357,353 shares remain authorized for repurchase.
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
     Quantitative measures established by regulation to ensure capital adequacy require Sterling and its banking subsidiaries to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of December 31, 2006 and 2005, that Sterling and the subsidiary banks met all minimum capital adequacy requirements to which they are subject.
     As of December 31, 2006, the most recent notification from the Federal Deposit Insurance Corporation, the banks were categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” institutions must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that Management believes have changed the banks’ category. Sterling’s and the banks’ actual capital amounts and ratios as of December 31, 2006, and 2005 are also presented in the table.
Table 14 — Risked-Based Capital
     Sterling’s actual capital amounts and ratios are as follows:

			Minimum Capital
	Actual Capital		Requirement
	Amount	Ratio	Amount	Ratio
December 31, 2006
Total capital to risked weighted assets	$343,805	12.9%	$212,928	8.0%
Tier 1 capital to risked weighted assets	318,061	11.9%	106,464	4.0%
Tier 1 capital to average assets	318,061	10.3%	123,998	4.0%

December 31, 2005
Total capital to risked weighted assets	$315,083	13.2%	$191,475	8.0%
Tier 1 capital to risked weighted assets	290,818	12.2%	95,737	4.0%
Tier 1 capital to average assets	290,818	10.4%	112,424	4.0%
     Sterling’s total and Tier 1 capital to risk weighted asset ratios as of December 31, 2006 have decreased from the prior year, due to Sterling’s asset growth exceeding equity growth.

Liquidity
     Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of Sterling, are met.
     Sterling’s funds are available from a variety of sources, including assets that are readily convertible to cash (federal funds sold, short-term investments), securities portfolio, scheduled repayments of loan receivables, deposit base, borrowing capacity (short and long term) with a number of correspondent banks and the Federal Home Loan Bank (FHLB), the ability to package residential mortgage loans originated for sale and the ability to sell finance leases and receivables through our correspondent bank relationships. As of December 31, 2006, Sterling had unused funding commitments from its correspondent banks and the FHLB totaling $561.4 million.
     The liquidity of the parent company also represents an important aspect of liquidity management. The parent company’s net cash outflows consist principally of dividends to shareholders and unallocated corporate expenses. The main source of funding for the parent company is the dividends it receives from its subsidiaries. Federal and state banking regulations place certain restrictions on dividends paid to the parent company from the subsidiary banks. The total amount of dividends that may be paid from the subsidiary banks to Sterling totaled $71.3 million at December 31, 2006.
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

		Total	Payments Due In
	Note	Amount	One Year or	One to	Three to	Over Five
	Reference	Committed	Less	Three Years	Five Years	Years
Deposits without a stated maturity	—	$1,463,357	$1,463,357	$—	$—	$—
Time Deposits	10	1,152,555	696,054	378,752	76,594	1,155
Short-Term Borrowings	11	78,833	78,833	—	—	—
Long-term debt	12	117,207	51,839	10,151	35,033	20,184
Subordinated notes payable	13	87,630	20,619	—	—	67,011
Operating leases	7	21,950	2,401	4,342	3,200	12,007

		$2,921,532	$2,313,103	$393,245	$114,827	$100,357

     Sterling is a party to derivative instruments in the normal course of business, to assist in asset liability management and reduce exposure in earnings volatility caused by fluctuations in interest and market conditions and to meet the financing needs of its customers. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of the expected future cash receipts or payments based on market and interest rate conditions as of the balance sheet date. The fair values of the contracts can change daily as market and interest rate conditions fluctuate. These derivative contracts require monthly cash settlement. Because the derivative liabilities recorded on the balance sheet do not represent the amounts that will ultimately be paid under the contract, they are not included in the table of contractual obligations discussed above. Further discussion of derivative instruments is included in Notes 1 and 15 to the consolidated financial statements.
     A schedule of significant commitments at December 31, 2006 is as follows:

Commitments to extend credit:
Unused home equity lines of credit	$103,565
Other commitments to extend credit	681,194
Standby letters of credit	93,080

$877,839

     Further discussion of these commitments to extend credit is included in Note 15 to the consolidated financial statements. In addition, Sterling has commitments and obligations under employee benefit plans as discussed in Note 17 to the consolidated financial statements.
     Sterling has no off-balance sheet arrangements through the use of special-purpose entities.
New Financial Accounting Standards
     Note 1 to the consolidated financial statements discusses the expected impact on Sterling’s financial condition or results of operations for recently issued or proposed accounting standards that have not been adopted. To the extent that we anticipate a significant impact to Sterling’s financial condition or results of operations, appropriate discussion is included in the applicable note to the consolidated financial statements.
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
     Equity market risk is not a significant risk to Sterling, because equity investments on a cost basis comprise less than 1% of corporate assets. Sterling has minimal exposure to foreign currency exchange risk or commodity price risk.
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
     Management endeavors to control the exposures to changes in interest rates by understanding, reviewing and making decisions based on its risk position. Sterling’s Asset Liability Committee is responsible for these decisions. Sterling primarily uses the securities portfolios and borrowings to manage its interest rate risk position. Additionally, pricing, promotion and product development activities are directed in an effort to emphasize the loan and deposit term or repricing characteristics that best meet current interest rate risk objectives. Finally, Sterling has utilized off-balance sheet instruments to a limited degree to manage its interest rate risk position.
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
     The simulation analysis results are presented in Table 15a. These results indicate that Sterling would expect net interest income to decline 2.3% over the next twelve months assuming an immediate upward shift in market interest rates of 200 basis points and to decrease by 0.3% if rates shifted downward in the same manner. This profile reflects asset sensitivity in declining rate scenarios and liability sensitivity in rising rate scenarios. This results from optionality in certain assets and liabilities combined with an underlying modestly liability sensitive position. Specifically, conversion features on FHLB advances create liability sensitivity in rising rate scenarios where call options on securities and prepayment risk on securities and loans create greater asset sensitivity in declining rate scenarios. All measurements were within the guidelines set by policy.
     At December 31, 2005, annual net interest income was expected to remain unchanged in the upward scenario and to decline by 2.2% in the downward scenario. The current risk position indicates more liability sensitivity than the prior year-end measurements. The primary factors contributing to the increased liability sensitivity are the “rolling down” of time deposits and FHLB advance maturities as well as the growth in short-term CD’s and purchase of interest rate floors, offset in part by the lower volume of short-term borrowings and continued refinement of non-maturity deposit assumptions.
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
     The net present value analysis results are presented in Table 15b. These results indicate that the net present value would decrease 7.0% assuming an immediate upward shift in market interest rates of 200 basis points and to increase 2.1% if rates shifted downward in the same manner. The risk position of Sterling is within the guidelines set by policy.
     At December 31, 2005, the analysis indicated that the net present value would decrease 4.0% assuming an immediate upward shift in market interest rates of 200 basis points and to decrease 0.5% if rates shifted downward in the same manner. The current risk position indicates more liability sensitivity than the prior year-end measurement. The factors leading to the increased liability sensitivity are consistent with those impacting the earnings at risk measurement noted above.

Table 15a			Table 15b
	% Change in			% Change in
Change in	Net Interest income		Change in	Present Value of Equity
Market Interest Rates	2006	2005	Market Interest Rates	2006	2005

(200)	(0.3%)	(2.2%)	(200)	2.1%	(0.5%)
(100)	(0.0%)	(0.9%)	(100)	1.5%	0.4%
0	0.0%	0.0%	0	0.0%	0.0%
+100	(1.0%)	0.1%	+100	(3.3%)	(1.8%)
+200	(2.3%)	0.0%	+200	(7.0%)	(4.0%)

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
     Management assessed the effectiveness of Sterling’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, Management concluded that, as of December 31, 2006, Sterling’s internal control over financial reporting is effective and meets the criteria of the Internal Control — Integrated Framework.
     Sterling’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on Management’s assessment of Sterling’s internal control over financial reporting. This report appears on page 45.

/s/ J. Roger Moyer, Jr. J. Roger Moyer, Jr.	/s/ Tito L. Lima Tito L. Lima
President and Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm
On Effectiveness of Internal Control Over Financial Reporting
The Board of Directors and Stockholders
Sterling Financial Corporation
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Sterling Financial Corporation (“Sterling”) maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Sterling’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Sterling maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Sterling maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sterling as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 15, 2007, expressed an unqualified opinion thereon.
Philadelphia, Pennsylvania
March 15, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Sterling Financial Corporation
We have audited the accompanying consolidated balance sheets of Sterling Financial Corporation (“Sterling”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of Sterling’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sterling Financial Corporation at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sterling’s internal control over financial reporting as of December 31, 2006, based on the criteria established in “Internal Control — Intergrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2007 expressed an unqualified opinion thereon.
Philadelphia, Pennsylvania
March 15, 2007

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
(Dollars in thousands)	2006	2005
Assets
Cash and due from banks	$86,472	$79,509
Federal funds sold	61,017	30,203

Cash and cash equivalents	147,489	109,712
Interest-bearing deposits in banks	6,339	5,690
Short-term investments	3,119	2,156
Mortgage loans held for sale	4,136	3,200
Securities held-to-maturity (fair value 2006 - $21,644; 2005 - $29,169)	21,530	28,891
Securities available-for-sale	460,016	455,117
Loans, net of unearned income	2,360,526	2,104,086
Allowance for loan losses	(23,427)	(21,003)

Loans, net of allowance for loan losses	2,337,099	2,083,083
Premises and equipment, net	48,983	43,498
Assets held for operating lease, net	89,120	73,636
Other real estate owned	45	60
Goodwill	88,670	67,770
Intangible assets	6,312	6,448
Mortgage servicing rights	3,177	3,011
Accrued interest receivable	13,979	12,304
Assets related to discontinued operations	—	16,836
Other assets	49,821	54,325

Total assets	$3,279,835	$2,965,737

Liabilities
Deposits:
Non-interest-bearing	$311,881	$304,475
Now and money market	884,893	746,262
Savings	266,583	231,024
Time	1,152,555	944,526

Total deposits	2,615,912	2,226,287

Short-term borrowings	78,833	140,573
Long-term debt	117,207	168,642
Subordinated notes payable	87,630	87,630
Accrued interest payable	10,332	8,821
Liabilities related to discontinued operations	—	498
Other liabilities	39,336	35,200

Total liabilities	2,949,250	2,667,651

Stockholders’ equity
Preferred stock, no par value, 10.0 million shares authorized; no shares issued and outstanding	—	—
Common stock — $5.00 par value, 70.0 million shares authorized; issued: 2006 — 29.7 million shares; 2005 — 29.1 million shares	148,642	145,692
Capital surplus	88,279	79,351
Escrowed shares (2006 — 0 shares; 2005 — 180,000 shares)	—	(2,926)
Retained earnings	92,404	72,849
Accumulated other comprehensive income	2,756	4,042
Common stock in treasury, at cost (2006 — 64,000 shares; 2005 — 45,000 shares)	(1,496)	(922)

Total stockholders’ equity	330,585	298,086

Total liabilities and stockholders’ equity	$3,279,835	$2,965,737

The accompanying notes are an integral part of these consolidated financial statements.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income

	Years Ended December 31,
(Dollars in thousands, except per share data)	2006	2005	2004
Interest and dividend income
Loans, including fees	$182,808	$149,762	$113,984
Debt securities:
Taxable	10,626	10,852	12,458
Tax-exempt	10,089	10,439	10,493
Dividends	817	668	581
Federal funds sold	887	322	126
Short-term investments	314	135	39

Total interest and dividend income	205,541	172,178	137,681

Interest expense
Deposits	65,526	41,002	26,904
Short-term borrowings	5,742	3,000	2,039
Long-term debt	6,462	8,677	8,100
Subordinated notes payable	5,766	5,226	3,197

Total interest expense	83,496	57,905	40,240

Net interest income	122,045	114,273	97,441

Provision for loan losses	5,171	4,383	4,438

Net interest income after provision for loan losses	116,874	109,890	93,003

Non-interest income
Trust and investment management income	9,928	9,273	9,057
Service charges on deposit accounts	9,130	8,434	6,415
Other service charges, commissions and fees	5,481	4,752	3,824
Brokerage fees and commissions	3,087	3,023	3,351
Mortgage banking income	1,930	2,097	1,854
Rental income on operating leases	32,306	27,481	24,969
Other operating income	5,808	5,029	3,422
Securities gains, net	1,485	861	2,071

Total non-interest income	69,155	60,950	54,963

Non-interest expenses
Salaries and employee benefits	57,852	54,267	46,486
Net occupancy	6,662	6,027	5,274
Furniture and equipment	8,034	7,165	6,866
Professional services	3,939	4,036	4,320
Depreciation on operating lease assets	26,459	22,958	21,084
Taxes other than income	2,838	2,590	2,198
Intangible asset amortization	1,428	1,535	952
Other	19,428	18,248	16,047

Total non-interest expenses	126,640	116,826	103,227

Income before income taxes	59,389	54,014	44,739
Income tax expenses	17,807	14,957	11,684

Net income from continuing operations	41,582	39,057	33,055
Discontinued operations, net of taxes of ($2,723), $138 and $176	(5,130)	210	274

Net income	$36,452	$39,267	$33,329

Per share information:
Basic earnings per share:
Continuing operations	$1.43	$1.35	$1.21
Discontinued operations	(0.17)	0.01	0.01

Net income	$1.26	$1.36	$1.22

Diluted earnings per share:
Continuing operations	$1.41	$1.33	$1.20
Discontinued operations	(0.17)	0.01	0.01

Net income	$1.24	$1.34	$1.21

Dividends declared	$0.580	$0.538	$0.496
The accompanying notes are an integral part of these consolidated financial statements.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity

	Common				Accumulated	Treasury
	Shares Issued				Other	and
	and	Common	Capital	Retained	Comprehensive	Escrowed
(Dollars in thousands, except per share data)	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Shares	Total
Balance, January 1, 2004	26,846,549	$108,883	$44,615	$58,874	$13,827	$(6,188)	$220,011
Comprehensive income:
Continuing operations				33,055			33,055
Discontinued operations				274			274
Change in net unrealized gain (loss) on securities AFS, net of reclassification adjustment and tax effects					(3,929)		(3,929)
Change in unrealized loss on cash flow derivatives					336		336

Total comprehensive income							29,736

Common stock issued:
Acquisition of Corporate Healthcare Strategies, LLC	353,321	1,413	5,749				7,162
Acquisition of Pennsylvania State Bank	1,512,160	6,049	30,687				36,736
Shares released from escrow	60,000					976	976
Stock options	38,818	155	327				482
Treasury stock issued:
Directors’ compensation plan	11,798		19			215	234
Stock options	156,090		(1,179)			2,803	1,624
Purchase of treasury shares	(93,750)					(1,707)	(1,707)
Cash dividends declared				(13,793)			(13,793)
Cash paid in lieu of fractional shares	(1,753)	(7)		(26)			(33)
Income tax benefit of nonqualified stock options			516				516

Balance, December 31, 2004	28,883,233	116,493	80,734	78,384	10,234	(3,901)	281,944
Comprehensive income:
Continuing operations				39,057			39,057
Discontinued operations				210			210
Change in net unrealized gain(loss) on securities AFS, net of reclassification adjustment and tax effects					(6,141)		(6,141)
Change in unrealized loss on cash flow derivatives					(51)		(51)

Total comprehensive income							33,075

Common stock issued:
Shares released from escrow	59,995					975	975
Stock options	16,598	64	74				138
Treasury stock issued:
Directors’ compensation plan	13,840		(1)			293	292
Stock options	193,004		(1,889)			4,074	2,185
Shares issued in connection with contingent consideration provisions of CHS, LLC acquisition	38,110					803	803
Purchase of treasury shares	(290,075)					(6,092)	(6,092)
Cash dividends declared				(15,636)			(15,636)
Cash paid in lieu of fractional shares	(1,476)			(31)			(31)
Income tax benefit of nonqualified stock options			433				433
5-for-4 stock split effected in the form of a 25% common stock dividend		29,135		(29,135)			—

Balance, December 31, 2005	28,913,229	145,692	79,351	72,849	4,042	(3,848)	298,086
Comprehensive income:
Continuing operations				41,582			41,582
Discontinued operations				(5,130)			(5,130)
Change in net unrealized gain(loss) on securities AFS, net of reclassification adjustment and tax effects					(1,017)		(1,017)
Change in unrealized loss on cash flow derivatives					75		75
Unrealized post retirement benefit accrual					(344)		(344)

Total comprehensive income							35,166

Common stock issued:
Acquisition of BayNet, Inc.	575,449	2,877	10,166				13,043
Release of Church escrowed shares	177,345					2,883	2,883
Release of Bainbridge escrowed shares	2,662					43	43
Stock options	15,166	76	124				200
Other	(550)	(3)					(3)
Treasury stock issued:
Directors’ compensation plan	13,278		11			279	290
Stock options	457,270		(3,002)			9,606	6,604
Shares issued in connection with contingent consideration provisions of CHS, LLC acquisition	29,987		26			626	652
Other	1,824		4			38	42
Purchase of treasury shares	(445,000)					(9,341)	(9,341)
Treasury shares acquired on sale of CHS, LLC	(76,499)					(1,782)	(1,782)
Cash dividends declared				(16,897)			(16,897)
Income tax benefit of nonqualified stock options			1,187				1,187
Non-cash compensation cost			412				412

Balance, December 31, 2006	29,664,161	$148,642	$88,279	$92,404	$2,756	$(1,496)	$330,585

The accompanying notes are an integral part of these consolidated financial statements.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2006	2005	2004

Cash Flows from Operating Activities
Income from continuing operations	$41,582	$39,057	$33,055
Income from discontinued operations	(5,130)	210	274
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	31,902	27,571	25,618
Accretion and amortization of investment securities	(587)	239	635
Amortization of intangible assets	2,294	2,671	1,650
Provision for loan losses	5,171	4,383	4,438
Provision for deferred income taxes	1,664	(2,080)	245
Stock option compensation cost	412	—	—
Gain on sales of finance leases and receivables	(1,586)	(1,308)	(330)
Net gain on sales of securities available-for-sale	(1,485)	(861)	(2,071)
Gain on sales of mortgage loans	(464)	(471)	(781)
Loss on sale of affiliate	41	—	—
Proceeds from sales of mortgage loans held for sale	67,802	88,630	118,325
Originations of mortgage loans held for sale	(68,274)	(87,014)	(110,369)
Change in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(1,301)	(897)	530
(Increase) decrease in assets related to discontinued operations	5,020	(8,614)	(8,858)
(Increase) decrease in other assets	1,452	(215)	(757)
Increase (decrease) in accrued interest payable	1,495	2,446	(65)
Increase (decrease) in liabilities related to discontinued operations	(104)	(1,001)	1,266
Increase (decrease) in other liabilities	4,332	6,846	(9,824)
Other	(75)	—	6

Net cash provided by operating activities	84,161	69,592	52,987

Cash Flows From Investing Activities
Net (increase) decrease in interest-bearing deposits in other banks	(649)	123	(1,459)
Net (increase) decrease in short-term investments	(963)	4,386	4,733
Proceeds from sales of securities available-for-sale	25,549	16,983	45,619
Proceeds from maturities or calls of securities held-to-maturity	13,884	12,898	5,339
Proceeds from maturities or calls of securities available-for-sale	141,286	56,584	80,754
Purchases of securities held-to-maturity	(6,119)	(7,636)	(2,075)
Purchases of securities available-for-sale	(161,169)	(70,026)	(26,856)
Net loans and direct finance leases made to customers	(250,380)	(248,235)	(279,748)
Proceeds from sales of finance leases and receivables	53,385	50,477	21,020
Purchases of equipment acquired for operating leases, net	(41,943)	(38,118)	(21,668)
Purchases of premises and equipment, net	(9,805)	(4,454)	(3,818)
Proceeds from sales of premises and equipment	266	—	—
Net cash received (paid) for business combinations	10,247	(918)	(16,998)
Cash placed in escrow related to business combinations	—	—	(4,500)

Net cash used by investing activities	(226,411)	(227,936)	(199,657)

Cash Flows From Financing Activities
Net increase in deposits	314,546	210,893	80,608
Net increase (decrease) in short-term borrowings	(61,740)	41,805	43,261
Proceeds from issuance of long-term debt	10,000	9,000	78,752
Repayment of long-term debt	(63,998)	(73,164)	(60,052)
Proceeds from issuance of subordinated notes payable	—	15,464	15,464
Proceeds from issuance of common stock	241	138	482
Cash dividends	(16,512)	(15,289)	(13,206)
Cash paid in lieu of fractional shares	—	(31)	(33)
Purchase of treasury stock	(9,341)	(6,092)	(1,707)
Proceeds from issuance of treasury stock	6,831	2,477	1,858

Net cash provided by financing activities	180,027	185,201	145,427

Net change in cash and cash equivalents	37,777	26,857	(1,243)
Cash and cash equivalents:
Beginning of year	109,712	82,855	84,098

End of year	$147,489	$109,712	$82,855

Supplemental Disclosure of Cash Flow Information:
Cash payments for:
Interest	$81,993	$55,475	$40,163
Income taxes	15,081	18,943	11,229
The accompanying notes are an integral part of these consolidated financial statements.

\

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All dollar amounts presented in the tables are in thousands, except per share data)
Note 1 – Summary of Significant Accounting Policies
     Basis of Presentation and Consolidation – The consolidated financial statements include the accounts of Sterling Financial Corporation (Sterling) and its wholly-owned subsidiaries, Bank of Lancaster County, N.A. (Bank of Lancaster County), Bay First Bank, N. A. (Bay First), Bank of Hanover and Trust Company (Bank of Hanover), Pennsylvania State Bank, Delaware Sterling Bank & Trust Company (Delaware Sterling), HOVB Investment Co., T & C Leasing, Inc. (inactive), BankersRe Insurance Group, SPC (formerly Pennbanks Insurance Company, SPC), Church Capital Management LLC, Bainbridge Securities, Inc., Lancaster Insurance Group, LLC and Sterling Mortgage Services, Inc. (inactive). The consolidated financial statements also include Town & Country Leasing, LLC (Town & Country), Sterling Financial Trust Company, Equipment Finance LLC (EFI) and Sterling Community Development Corporation, LLC all wholly-owned subsidiaries of Bank of Lancaster County. All significant intercompany balances and transactions have been eliminated in consolidation.
     In December 2006, Sterling completed the divestiture of Corporate Healthcare Strategies, LLC (“CHS”), Professional Services Group and various insurance assets of its personal property and casualty insurance agency, Lancaster Insurance Group, LLC. The results of operations of the divested businesses have been reclassified as discontinued operations. These reclassifications had no effect on net income or stockholders’ equity. Unless otherwise noted, the remaining discussion and tabular data relate only to Sterling’s continuing operations.
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
     Business – Sterling, through its subsidiaries, provides a full range of financial services to individual and corporate customers located in south central Pennsylvania, northern Maryland and northern Delaware. Town & Country provides financing to customers generally located within a one hundred mile radius of Lancaster, Pennsylvania, although they have assets located in all 50 states. Additionally, through its Equipment Finance, LLC subsidiary, Sterling finances forestry and land clearing equipment to customers on the east coast of the United States.
     Concentration of Credit Risk – Sterling operates primarily in its defined market area and, accordingly, the banks have extended credit primarily to commercial entities and individuals in this area whose ability to honor their contracts is influenced by the region’s economy. The banks are limited in extending credit by legal lending limits to any single group of borrowers. However, Sterling’s exposure to the forestry and land-clearing equipment for the soft wood pulp business utilized primarily in the paper industry at December 31, 2006 was $288.3 million.
     Cash and Cash Equivalents – For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks and federal funds sold, generally which mature in one day.
     Interest-bearing Deposits in Banks – Interest-bearing deposits in banks mature within one year and are carried at cost.
     Securities – Debt securities that Management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and recorded at amortized cost. Securities not classified as held-to-maturity, including marketable equity securities with readily determinable fair values, are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Non-marketable equity securities consist of Federal Reserve Bank stock, Federal Home Loan Bank stock, and Atlantic Central Bankers Bank stock and are carried at cost.
     Purchase premiums and discounts are recognized in interest income using the interest method over terms of the securities using the constant yield method. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings in the period that Management concludes that other-than-temporary impairment occurs. Sterling uses various indicators in determining whether a security is other-than-temporarily impaired, including for equity securities, if the market value is below its cost for an extended period of time or for debt securities, when it is probable that the contractual interest and principal will not be collected.
     Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All dollar amounts presented in the tables are in thousands, except per share data)
Note 1 – Summary of Significant Accounting Policies – (Continued)
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
     Loans that Management has the intent and ability to hold for the foreseeable future or until maturity or pay-off, generally are reported at their outstanding principal balance adjusted for charge-offs, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance.
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
Note 1 – Summary of Significant Accounting Policies – (Continued)
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
     Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, (Statement 133) as amended, requires all derivative instruments to be carried at fair value on the balance sheet. Statement No. 133 provides special hedge accounting provisions, which permit the change in fair value of the hedged item related to risk being hedged to be recognized in earnings in the same period and in the same income statement line as the change in fair value of the derivative.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All dollar amounts presented in the tables are in thousands, except per share data)
Note 1 – Summary of Significant Accounting Policies – (Continued)
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
     Goodwill – Goodwill represents the excess of the cost of an acquisition over the fair value of the tangible and identifiable intangible assets acquired. Sterling segments goodwill into two different categories, goodwill associated with business acquisitions and goodwill associated with branch purchases, and it is included in the reporting segment based on the specific business acquired within those segments. As a result of the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (Statement 142) business acquisition goodwill is no longer ratably amortized into the income statement over an estimated life, but rather is tested at least annually for impairment. Consistent with the provisions of Statement No. 147, Acquisitions of Certain Financial Institutions – an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9, Sterling continues to amortize its branch purchase goodwill over a twenty-year period.
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

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All dollar amounts presented in the tables are in thousands, except per share data)
Note 1 – Summary of Significant Accounting Policies – (Continued)
     Advertising – Sterling expenses advertising costs as incurred. The expenses for 2006, 2005, and 2004, were $2.5 million, $1.8 million and $1.4 million, respectively.
     Revenue Recognition – Non-interest income is generally recognized as earned over the related service period.
     Stock Compensation Plan – In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment, (SFAS 123R). SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies are no longer able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Instead, companies are required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS 123R was effective for periods beginning after June 15, 2005. The company adopted SFAS 123R on January 1, 2006.
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
     In the fourth quarter of 2005, Sterling accelerated the vesting of all unvested stock options granted to Sterling’s employees in 2003, 2004 and 2005 under its 1996 Stock Incentive Plan. As a result of this acceleration of the vesting, options to purchase approximately 722,000 shares of Sterling’s common stock became exercisable immediately. The number of shares, exercise prices and other terms of the options subject to the acceleration remained unchanged. As a result, Sterling recognized approximately $113,000 in compensation expense during the fourth quarter of 2005.
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
     Earnings per common share have been computed based on the following:

	Years Ended December 31,
	2006	2005	2004
Net income from continuing operations available to stockholders	$41,582	$39,057	$33,055
Net income from discontinued operations available to stockholders	(5,130)	210	274

Net income available to stockholders	$36,452	$39,267	$33,329

Average number of shares outstanding	29,029,400	28,854,200	27,215,600
Effect of dilutive stock options	406,800	463,300	435,800

Average number of shares outstanding used to calculate diluted earnings per common share	29,436,200	29,317,500	27,651,400

Per share information:
Basic earnings per share
Continuing operations	$1.43	$1.35	$1.21
Discontinued operations	(0.17)	0.01	0.01

Net income	$1.26	$1.36	$1.22

Diluted earnings per share
Continuing operations	$1.41	$1.33	$1.20
Discontinued operations	(0.17)	0.01	0.01

Net income	$1.24	$1.34	$1.21

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All dollar amounts presented in the tables are in thousands, except per share data)
Note 1 – Summary of Significant Accounting Policies – (Continued)
     Comprehensive Income – Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, interest rate derivatives and unrecognized post retirement benefit costs are reported as separate components of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The components of other comprehensive income and related tax effects are as follows:

	Years Ended December 31,
	2006	2005	2004
Net income from continuing operations	$41,582	$39,057	$33,055
Net income from discontinued operations	(5,130)	210	274

Other comprehensive income, net of tax expense (benefit):

Change in unrealized holding gains on available-for-sale securities	(124)	(8,622)	(3,992)
Tax effect	72	3,041	1,409
Reclassification adjustment for gains included in net income	(1,485)	(861)	(2,071)
Tax effect	520	301	725
Change in unrealized gains (losses) on derivatives used in cash flow hedging transactions	116	(71)	540
Tax effect	(41)	20	(204)
Change in unrecognized post retirement benefit cost	(529)	—	—
Tax effect	185	—	—

	(1,286)	(6,192)	(3,593)

Comprehensive income	$35,166	$33,075	$29,736

     The ending accumulated balances for each item included in accumulated other comprehensive income, net of related income taxes, were as follows:

	December 31,
	2006	2005
Accumulated unrealized gains on securities available-for-sale	$3,682	$4,699
Accumulated unrealized losses on derivatives used in cash flow hedging transactions	(582)	(657)
Accumulated unrecognized post retirement benefit cost	(344)	—

	$2,756	$4,042

     Reclassifications – The 2004 and 2005 consolidated financial statements have been reclassified to conform to the 2006 presentation format of discontinued operations. Such reclassifications had no impact on net income or stockholders’ equity.
     Recent Accounting Pronouncements – In February 2006, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments (Statement 155). Statement 155 amends Financial Accounting Standards Nos. 133 and 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, Statement 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. Statement 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Upon adoption on January 1, 2007, Statement 155 did not materially impact results of operations and financial condition.
     In March 2006, the FASB issued Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets, (Statement 156). This statement amends Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (Statement 140), to permit entities to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings, or amortize servicing rights in proportion to and over the estimated net servicing income or loss and, assess the rights for impairment or the need for an increased obligation. Statement 156 is effective for separately recognized servicing assets

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All dollar amounts presented in the tables are in thousands, except per share data)
Note 1 – Summary of Significant Accounting Policies – (Continued)
and liabilities acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Upon adoption on January 1, 2007, Statement 156 did not materially impact results of operation and financial condition.
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (Statement 109). Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. Management is still evaluating the impact of the adoption of FIN 48, however currently estimates that a cumulative effect adjustment of approximately $250,000 will be recorded for uncertain tax positions through retained earnings.
     In September 2006, the FASB issued Financial Accounting Standards No. 157, Fair Value Measurements (Statement 157), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. Statement 157 applies to other accounting pronouncements that require or permit fair value measurements. Management does not anticipate that Statement 157 will materially impact results of operation and financial condition, upon adoption on January 1, 2007.
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
     On September 29, 2006, the FASB issued Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (Statement 158), which amends Statement No. 87 and Statement No. 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under Statement 158, gains and losses, prior service costs and credits, and any remaining transition amounts under Statement No. 87 and Statement No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date, the date at which the benefit obligation and plan assets are measured, is required to be the company’s fiscal year end. Statement 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. On December 31, 2006, Sterling adopted certain provisions of Statement 158 which resulted in the recognition of the funded status of its pension and postretirement plans as a liability on the Consolidated Balance Sheet, and the recognition of unrecognized actuarial gains/losses, and prior service costs totaling $344,000 as a separate component of accumulated other comprehensive income, net of tax. Refer to Note 17 for further discussion of Sterling’s pension and postretirement plans.
     In February 2007, the FASB issued Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (Statement 159). Statement 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. Statement 159 is effective starting on January 1, 2008. Management is currently evaluating the potential impact, if any, of the adoption of Statement 159 on the results of operations and financial condition upon adoption.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All dollar amounts presented in the tables are in thousands, except per share data)
Note 2 – Acquisitions and Divestitures
     During 2006, Management monitored certain trends in the business activities of its insurance services segment, which was primarily comprised of the activity of Corporate Healthcare Strategies, LLC (CHS). This evaluation included:
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
     In accordance with the provisions of Statement No. 142, Goodwill and Other Intangible Asset (Statement No. 142), goodwill of a reporting unit is tested for impairment on an annual basis. Additionally, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. A two-step impairment test is used to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized, if any. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill test is performed to measure the amount of impairment loss, if any, by comparing the implied fair value of the goodwill with the carrying amount of that goodwill. In evaluating impairment, the fair value estimates are based on quoted market prices in active markets. If quoted market prices are not available, the fair value estimates are based on the best information available, including prices for similar assets and liabilities and the results of using other valuation techniques such as the present value of future cash flows.
     In accordance with the provisions of Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement No. 144) an intangible asset that is subject to amortization is tested for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. An impairment loss is recognized only if the carrying amount of the intangible asset is not recoverable and exceeds its fair value. The carrying amount of the intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is measured as the amount by which the carrying amount of the intangible asset exceeds its fair value.
     Sterling performed a valuation of this reporting unit, which first included a valuation of its identifiable intangible assets under Statement No. 144, primarily a customer list intangible, which resulted in an approximate impairment loss of $1.4 million and then its goodwill, which resulted in an approximate loss of $6.6 million. The impairment charge of $8.0 million ($5.2 million, net of tax) was recorded in the income statement under non-interest expenses, as goodwill and intangible asset impairment at September 30, 2006 and then reclassed to discontinued operations as a result of the divestiture of CHS.
     On December 31, 2006 Sterling divested three related lines of business associated with its insurance segment, Corporate Healthcare Strategies, LLC, Professional Services Group and certain insurance assets of its personal property and casualty insurance agency, Lancaster Insurance Group, LLC. Upon the sale of the above businesses, Sterling recorded a loss on disposal of $41,000, which was recorded in other operating income. Included in the lines of business sold were $4.7 million of goodwill and $2.3 million of intangible assets.
     As a result of the divestiture of the above related lines of business, the insurance segment no longer meets the criteria as a reportable segment. All prior period results included herein have been reclassified to conform to the current presentation which displays the operating results of the divested businesses as discontinued operations. These reclassifications had no effect on net income or stockholders’ equity. Unless otherwise noted, the remaining discussion and tabular data relate only to Sterling’s continuing operations. For further discussion see Note 23, Segment Reporting.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All dollar amounts presented in the tables are in thousands, except per share data)
Note 2 – Acquisitions and Divestitures – (Continued)
     Following is a summary of the carrying amount of major classes of assets and liabilities of Sterling’s discontinued operations:

	December 31,
	2006	2005	2004
Assets
Goodwill	$—	$10,994	$9,501
Intangible assets	—	4,870	6,006
Other assets	—	972	757

Total assets related to discontinued operations	—	16,836	16,264

Liabilities
Long-term debt	—	233	327
Other liabilities	—	265	1,266

Total liabilities related to discontinued operations	$—	$498	$1,593

     Following is a summary of the income and expense of Sterling’s discontinued operations:

	December 31,
	2006	2005	2004
Interest income	$47	$33	$2
Interest expense	8	17	25
Non-interest income	6,193	6,886	4,332
Non-interest expense	14,085	6,554	3,859

Income before income taxes	(7,853)	348	450
Income taxes	(2,723)	138	176

Income from discontinued operations	$(5,130)	$210	$274

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
     In accordance with Statement No. 141, Business Combinations, Sterling used the purchase method of accounting to record this transaction. The goodwill recorded of $33.4 million was allocated to the banking segment in accordance with Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, as all of the assets and liabilities acquired are related to the banking reporting unit. The goodwill acquired in connection with The Pennsylvania State Banking Company will not be amortized for tax purposes.
     Infinity Investment Advisors – On December 6, 2005, Sterling acquired, through Church Capital Management, LLC, the assets of Infinity Investment Advisors. Infinity Investment Advisors was headquartered in Hershey, Pennsylvania. As a result of the acquisition, Sterling integrated Infinity into Church Capital Management as well as added product diversification to its Pennsylvania State Bank customers in the Hershey, Pennsylvania and surrounding areas.
     The transaction was accounted for under the provisions of Statement No. 141, Business Combinations. The purchase price allocation included $256,000 to finite-lived intangible assets, including $197,000 to customer lists and $59,000 to covenants not to

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All dollar amounts presented in the tables are in thousands, except per share data)
Note 2 – Acquisitions and Divestitures – (Continued)
compete. The intangible assets have lives ranging from 5 to 12 years. The remaining portion of the purchase price, or $44,000, was assigned to goodwill within the Investment Services segment. The goodwill is expected to be amortized for tax purposes.
     Bay Net Bank, N.A. – In October 2006, Sterling completed the acquisition of Bay Net Financial, Inc. and its wholly-owned thrift subsidiary, Bay Net A Community Bank. At the date of acquisition, Bay Net Financial, Inc. was merged into Sterling, and Bay Net A Community Bank merged with Sterling’s wholly-owned subsidiary First National Bank of North East. The resulting bank changed its name to “Bay First Bank, N.A.” as part of the bank merger. Sterling acquired Bay Net Financial, Inc. in order to enhance its banking franchise in the Cecil, Harford and neighboring counties of Maryland.
     In connection with this transaction, Sterling acquired all of the outstanding shares of Bay Net Financial, Inc. common stock for cash consideration of $8.6 million, shares of Sterling’s common stock valued at $12.8 million, and the exchange of stock options to Sterling’s options fair valued at $240,000.
     In accordance with Statement No. 141, Business Combinations, Sterling used the purchase method of accounting to record this transaction. The purchase price allocation included $1.2 million to core deposit intangibles, which had a weighted average life of 7 years. The portion of the purchase price related to goodwill of $14.4 million was recorded in the banking segment in accordance with Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, as all of the assets and liabilities acquired are related to the banking reporting unit. The goodwill acquired in connection with Bay Net Financial, Inc. will not be amortized for tax purposes.
Note 3 – Restrictions on Cash and Due from Banks
     Sterling’s subsidiary banks are required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank, against deposit liabilities. The average amount of these reserve balances for the year ended December 31, 2006 was approximately $9.9 million. Balances maintained at the Federal Reserve Bank are included in cash and due from banks.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All dollar amounts presented in the tables are in thousands, except per share data)
Note 4 – Securities
     The amortized cost and fair value of securities were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2006:
Available-for sale:
U.S. Treasury securities	$805	$—	$—	$805
U.S. Government agencies	211,066	594	3,993	207,667
State and political subdivisions	207,831	5,546	376	213,001
Mortgage-backed securities	23,461	206	227	23,440
Corporate securities	8,356	56	15	8,397

Subtotal	451,519	6,402	4,611	453,310
Equity securities	2,903	3,803	—	6,706

Total	$454,422	$10,205	$4,611	$460,016

Held-to-maturity:
U.S. Treasury securities	$105	$—	$—	$105
State and political subdivisions	10,901	114	—	11,015
Mortgage-backed securities	39	—	—	39
Corporate securities	117	—	—	117

Subtotal	11,162	114	—	11,276
Non-marketable equity securities	10,368	—	—	10,368

Total	$21,530	$114	$—	$21,644

December 31, 2005:
Available-for sale:
U.S. Treasury securities	$814	$8	$—	$822
U.S. Government agencies	162,298	33	5,217	157,114
State and political subdivisions	220,833	7,115	569	227,379
Mortgage-backed securities	20,410	206	271	20,345
Corporate securities	39,313	294	6	39,601

Subtotal	443,668	7,656	6,063	445,261
Equity securities	4,244	5,659	47	9,856

Total	$447,912	$13,315	$6,110	$455,117

Held-to-maturity:
U.S. Treasury securities	$105	$—	$—	$105
State and political subdivisions	15,951	277	—	16,228
Mortgage-backed securities	55	1	—	56
Corporate securities	368	—	—	368

Subtotal	16,479	278	—	16,757
Non-marketable equity securities	12,412	—	—	12,412

Total	$28,891	$278	$—	$29,169

     Non-marketable equity securities consist of Federal Reserve Bank stock, Federal Home Loan Bank stock and Atlantic Central Bankers Bank stock.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All dollar amounts presented in the tables are in thousands, except per share data)
Note 4 – Securities – (Continued)
     The amortized cost and fair value of securities at December 31, 2006, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities or call dates because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities		Securities
	Available-for-Sale		Held-to-Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$37,057	$37,059	$3,336	$3,350
Due after one year through five years	145,008	142,013	7,339	7,430
Due in five years through ten years	134,502	136,552	446	455
Due after ten years	111,491	114,246	2	2

	428,058	429,870	11,123	11,237
Mortgage-backed securities	23,461	23,440	39	39

	$451,519	$453,310	$11,162	$11,276

     The following tables present a breakdown by consecutive months of gross unrealized losses and fair value by investment category.

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2006	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale:
U.S. Treasury securities	$749	$—	$—	$—	$749	$—
U.S. Government agencies	15,015	29	130,561	3,964	145,576	3,993
State and political subdivisions	4,728	14	24,057	362	28,785	376
Mortgage-backed securities	911	3	9,392	224	10,303	227
Corporate securities	895	7	645	8	1,540	15

	22,298	53	164,655	4,558	186,953	4,611
Equity securities	—	—	—	—	—	—

Total	$22,298	$53	$164,655	$4,558	$186,953	$4,611

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2005	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale:
U.S. Treasury securities	$-	$—	$—	$—	$—	$—
U.S. Government agencies	73,380	1,313	65,002	3,904	138,382	5,217
State and political subdivisions	19,823	172	15,730	397	35,553	569
Mortgage-backed securities	9,440	198	2,856	73	12,296	271
Corporate securities	753	1	298	5	1,051	6

	103,396	1,684	83,886	4,379	187,282	6,063
Equity securities	2,766	47	—	—	2,766	47

Total	$106,162	$1,731	$83,886	$4,379	$190,048	$6,110

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All dollar amounts presented in the tables are in thousands, except per share data)
Note 4 – Securities – (Continued)
     As of December 31, 2006, there were a total of 184 securities that were in an unrealized loss position, including 155 that have had an unrealized loss for more than 12 months.
     Various indicators are used in determining whether a security is other-than-temporarily impaired, including equity securities, if the market value is below its cost for an extended period of time, or for debt securities, when it is probable that the contractual interest and principal will not be collected. Sterling reviews its securities for impairment at least quarterly, and as a result of this review, impairment charges of $30,000, $13,000, and $0 were recorded in the years ended December 31, 2006, 2005 and 2004, respectively. The unrealized losses as of December 31, 2006 are primarily attributable to changes in interest rates (i.e., increase in rates since the date of acquiring the debt security) and not the underlying credit quality of the security. Contractual interest and principal will be collected. Management does not believe any individual unrealized loss in the table above represents an other-than-temporary impairment.
     Securities pledged to secure government and other public deposits, trust deposits, short-term borrowings and other balances as required or permitted by law were carried at $313.6 million at December 31, 2006 and $290.0 million at December 31, 2005.
     Proceeds from sales of securities available-for-sale were $25.5 million, $17.0 million and $45.6 million, for the years ended December 31, 2006, 2005 and 2004, respectively. Gross gains of $1.6 million, $965,000 and $2.2 million were realized on these sales for the years ended December 31, 2006, 2005 and 2004, respectively. Gross losses of $147,000, $104,000 and $115,000 were recognized for the years ended December 31, 2006, 2005 and 2004, respectively.
Note 5 – Loans
     A summary of the balances of loans follows:

	December 31,
	2006	2005
Commercial and agricultural	$504,084	$429,703
Commercial real estate	656,366	638,119
Financial	16,375	21,150
Real estate — construction	173,824	103,753
Real estate — mortgage	101,946	84,775
Consumer	403,691	390,913
Finance receivables (net of unearned income 2006 - $50,269; 2005 - $41,875)	373,465	310,777
Lease financing receivables (net of unearned income 2006 - $17,391; 2005 - $15,295)	130,775	124,896

Total loans	$2,360,526	$2,104,086

     Total loans include net unamortized deferred fees of $2.0 million as of December 31, 2006 and $1.9 million as of December 31, 2005.
     Information concerning impaired loans is as follows:

	December 31,
	2006	2005
Impaired loans with a valuation allowance	$3,235	$4,158
Impaired loans without a valuation allowance	—	—

Total impaired loans	3,235	4,158

Valuation allowance related to impaired loans	$296	$511

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All dollar amounts presented in the tables are in thousands, except per share data)
Note 5 – Loans – (Continued)

	Years Ended December 31,
	2006	2005	2004
Average investment in impaired loans	$3,815	$3,671	$2,780
Interest income recognized on impaired loans	—	—	1
Interest income recognized on a cash basis on impaired loans	—	—	1
     The impaired loan balance consisted of non-accrual loans at December 31, 2006 and 2005. Loans over 90 days past due, which were still accruing interest, were approximately $451,572 and $409,000 at December 31, 2006 and 2005, respectively. There were no loans considered to be troubled debt restructurings at December 31, 2006 and 2005.
     Changes in the allowance for loan losses are as follows:

	Years Ended December 31,
	2006	2005	2004
Balance at January 1	$21,003	$18,891	$14,656
Allowance acquired in acquisition	535	—	1,843
Provisions for loan losses	5,171	4,383	4,438
Loans charged off	(4,048)	(2,761)	(2,123)
Recoveries of loans previously charged off	766	490	497
Reserve on loan commitments transferred to other liabilities	—	—	(420)

Balance at December 31	$23,427	$21,003	$18,891

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
     Loans serviced for others are not included in the accompanying Consolidated Balance Sheets. The unpaid principal of mortgage loans serviced for others were $507.1 million, $518.2 million and $517.8 million at December 31, 2006, 2005 and 2004, respectively. Finance receivables and leases serviced for others were $75.3 million, $58.5 million and $22.9 million at December 31, 2006, 2005 and 2004, respectively. Sterling’s bank affiliates maintain sufficient levels of capital to meet their investors’ net worth requirements.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All dollar amounts presented in the tables are in thousands, except per share data)
Note 6 – Mortgage Banking Activities
     Changes in the mortgage servicing rights asset is as follows:

	Years Ended December 31,
	2006	2005	2004
Balance at January 1	$3,011	$3,079	$3,350
Mortgage servicing rights capitalized	706	719	1,073
Mortgage servicing rights amortized	(534)	(787)	(1,344)

Balance at December 31	$3,183	$3,011	$3,079

     Information concerning the activity in the related mortgage servicing rights valuation allowance is as follows:

	Years Ended December 31,
	2006	2005	2004
Balance at January 1	$—	$382	$442
Change in valuation allowance increase (decrease)	6	(382)	(60)

Balance at December 31	$6	$—	$382

     For valuation purposes, at December 31, 2006, Sterling assumed a weighted average discount rate of 9.52% and assumed prepayments speeds were consistent with published rates for the industry. Additional factors such as economic data, market trading information, credit risk and professional judgment were used in determining the valuation allowance.
Note 7 – Premises and Equipment
     A summary of the cost and accumulated depreciation of premises and equipment follows:

	Estimated	December 31,
	Useful Lives	2006	2005
Land	—	$7,653	$7,171
Buildings	10 – 40 years	33,080	31,815
Leasehold improvements	over lease term	5,914	4,252
Equipment, furniture and fixtures	3 – 10 years	52,541	46,221

		99,188	89,459
Less: Accumulated depreciation		(50,205)	(45,961)

		$48,983	$43,498

     The subsidiaries of Sterling lease certain facilities under operating leases which expire on various dates through 2027. Renewal options are available on these leases. Minimum future rental payments as of December 31, 2006, under non-cancelable real estate leases, are payable as follows:

Due in 2007	$2,401
Due in 2008	2,337
Due in 2009	2,005
Due in 2010	1,722
Due in 2011	1,478
Thereafter	12,007

Total minimum future rental payments	$21,950

     Total rent expense charged to operations amounted to $2.1 million, $1.9 million and $1.7 million for the years ended December 31, 2006, 2005 and 2004.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All dollar amounts presented in the tables are in thousands, except per share data)
Note 8 – Leases
     Information concerning net investment in direct financing leases, included in loans:

	December 31,
	2006	2005
Minimum lease payment receivable	$147,187	$139,296
Residual values	34	72
Lease origination costs	945	823
Unearned income	(17,391)	(15,295)

	$130,775	$124,896

     The allowance for uncollectible lease payments, included in the allowance for loan losses, was $2.9 million at December 31, 2006 and 2005.
     Investments in property on operating leases and property held for lease by major classes is as follows:

	December 31,
	2006	2005
Automobiles	$30,512	$29,362
Heavy truck, trailers and buses	33,085	26,941
Trucks, light and medium duty	55,581	50,928
Other	55,242	45,049

	174,420	152,280
Less: Accumulated depreciation	(85,300)	(78,644)

	$89,120	$73,636

     Minimum future rentals on noncancelable finance and operating leases as of December 31, 2006, are as follows:

	Finance	Operating
Due in 2007	$55,006	$33,098
Due in 2008	41,736	19,577
Due in 2009	27,580	13,520
Due in 2010	16,246	4,793
Due in 2011	6,244	599
Thereafter	375	—

Total minimum future rentals	$147,187	$71,587

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All dollar amounts presented in the tables are in thousands, except per share data)
Note 9 — Goodwill and Intangible Assets
     The changes in the carrying amount of goodwill by business segment were as follows:

			Trust &
	Community	Commercial	Investment
	Banking	Finance	Services	Total
Balance, January 1, 2005	$34,380	$17,220	$14,250	$65,850
Additions to goodwill	454	—	1,554	2,008
Amortization of branch purchase goodwill	(88)	—	—	(88)

Balance, December 31, 2005	34,746	17,220	15,804	67,770
Additions to goodwill	14,373	—	6,615	20,988
Amortization of branch purchase goodwill	(88)	—	—	(88)

Balance, December 31, 2006	$49,031	$17,220	$22,419	$88,670

     A summary of intangible assets is as follows:

	December 31, 2006		December 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Finite-lived assets:
Core deposit intangible	$5,368	$(2,255)	$4,163	$(1,702)
Customer list	3,897	(1,709)	3,897	(1,148)
Trademark	480	(217)	480	(149)
Covenants not to compete	988	(477)	989	(319)

	10,733	(4,658)	9,529	(3,318)

Non-finite lived intangible assets:
Trademark	237	—	237	—

	$10,970	$(4,658)	$9,766	$(3,318)

     For further discussion related to goodwill and intangible assets, see Note 2, Acquisitions and Divestitures.
     The weighted average lives of intangible assets by class are as follows: core deposits is 9 years; customer list is 7 years; trademark is 7 years; and covenants not to compete is 6 years. The weighted average life of the combined intangible assets is 8 years.
     Amortization expense for the next five years is expected to be:

2007	$1,608
2008	1,504
2009	1,387
2010	1,095
2011	445

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All dollar amounts presented in the tables are in thousands, except per share data)
Note 10 — Deposits
     The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2006 and 2005 were $265.2 million and $202.3 million, respectively.
     At December 31, 2006, the scheduled maturities of time deposits, including those in denominations of $100,000 or more, are as follows:

Due in 2007	$696,054
Due in 2008	326,348
Due in 2009	52,404
Due in 2010	64,018
Due in 2011	12,576
Thereafter	1,155

Total	$1,152,555

Note 11 — Short-Term Borrowings
     Short-term borrowings and weighted average interest rates consist of the following:

	December 31,
	2006		2005
	Amount	Rate	Amount	Rate
Federal funds purchased	$15,000	5.25%	$49,500	4.23%
Securities sold under repurchase agreements	6,492	4.38%	15,710	1.75%
Interest-bearing demand notes issued to the U.S. Treasury	2,341	5.04%	5,363	3.95%
Federal Home Loan Bank	5,000	5.43%	40,000	4.24%
Lines of credit	50,000	6.26%	30,000	5.23%

Total	$78,833		$140,573

     The securities sold under repurchase agreements represent collateral to the lending party and are obligations of U.S. agencies and corporations. These securities are maintained under Sterling’s control. As of December 31, 2006, Sterling had unused short-term funding commitments totaling $152.5 million.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All dollar amounts presented in the tables are in thousands, except per share data)
Note 12 — Long-Term Debt
     Long-term debt consists of the following:

	December 31,
	2006	2005
FHLB advances:
Redeemable advances, 3.13%-6.99%, due 2007-2014, with a weighted average interest rate of 5.29% and 5.15% at December 31, 2006 and 2005, respectively	$67,718	$73,544
Nonredeemable fixed rate advances, 2.93%-5.39%, due 2007-2009, with a weighted average interest rate of 3.97% and 2.91% at December 31, 2006 and 2005, respectively	36,850	61,196
Nonredeemable fixed rate, amortizing advances, 3.00%-4.33%, due 2007-2011, with a weighted average interest rate of 3.68% and 4.23% at December 31, 2006 and 2005, respectively	541	3,810
Notes payable to two financial institutions, generally with an original maturity of 36 months. Interest rates on the notes range from 4.62% to 5.23%, with a weighted average interest rate of 4.93% and 4.98% at December 31, 2006 and 2005, respectively. The notes mature through 2008	9,320	18,981
Note payable with an original term of 36 months due in 2007 with equal monthly principal payments and a variable rate of interest based on the 30 day LIBOR rate. The rate resets monthly and was 5.95% and 4.89% at December 31, 2006 and 2005, respectively	2,778	6,111
Notes payable with an original term of 24 months due in 2006 with balloon principal payments at maturity and a variable rate of interest based on the 30 day LIBOR rate. The rate resets monthly and was 5.56% at December 31, 2005	—	5,000

	$117,207	$168,642

     The contractual maturities of long-term debt as of December 31, 2006, are shown below. Actual maturities may differ from contractual maturities due to the convertible features of the FHLB advances, which may be prepaid by Sterling, in the event the FHLB converts them to adjustable rate.

Due in 2007	$51,839
Due in 2008	9,528
Due in 2009	623
Due in 2010	35,016
Due in 2011	17
Thereafter	20,184

Total	$117,207

     Under the terms of the notes payable to financial institutions, Sterling is required to meet certain conditions, including specific financial ratios, as measured on a periodic basis. Sterling was in compliance with these covenants during the periods presented. As of December 31, 2006, Sterling has unused funding commitments from these financial institutions and the FHLB totaling $408.9 million.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All dollar amounts presented in the tables are in thousands, except per share data)
Note 13 — Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts and Corporation-Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts Holding Solely Debentures of the Corporation
     Sterling sponsors four non-consolidated subsidiary trusts, Sterling Financial Statutory Trust I, Sterling Financial Statutory Trust II, Sterling Financial Statutory Trust III and Sterling Financial Statutory Trust IV, of which 100% of the common equity is owned by Sterling. The trusts were formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the capital securities) to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of Sterling (the debentures). The debentures held by each trust are the sole assets of that trust. Distributions on the capital securities issued by each trust are payable quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. Sterling has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees.
     A summary of the junior subordinated debentures from Sterling to the subsidiary trusts is as follows:

	December 31,
	2006	2005
Debenture issued to Sterling Financial Statutory Trust I, first redeemable, in whole or part, by Sterling in March 2007. Interest payable quarterly at a floating rate of LIBOR plus 360 basis points (8.97% at December 31, 2006), and matures in 2032	$20,619	$20,619
Debenture issued to Sterling Financial Statutory Trust II, first redeemable, in whole or part, by Sterling in June 2008. Interest payable quarterly at a fixed rate of 5.55%, and matures in 2033	36,083	36,083
Debenture issued to Sterling Financial Statutory Trust III, first redeemable, in whole or part, by Sterling in December 2009. Interest payable quarterly at a fixed rate of 6.00%, and matures in 2034	15,464	15,464
Debenture issued to Sterling Financial Statutory Trust IV, first redeemable, in whole or part, by Sterling in March 2010. Interest payable quarterly at a fixed rate of 6.19% and matures in 2035	15,464	15,464

	$87,630	$87,630

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All dollar amounts presented in the tables are in thousands, except per share data)
Note 14 — Income Taxes
     The allocation of income taxes between current and deferred is as follows:

	Years Ended December 31,
	2006	2005	2004
Current:
Federal	$15,616	$16,712	$10,592
State	566	495	547

	16,182	17,207	11,139

Deferred:
Federal	1,315	(2,457)	513
State	310	207	32

	1,625	(2,250)	545

Total	$17,807	$14,957	$11,684

     The reason for the differences between the federal statutory income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,
	2006	2005	2004
Pretax income	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
Tax-exempt interest income	(6.8)%	(7.7)%	(9.8)%
Disallowed interest	0.8%	0.7%	0.7%
Dividends paid deduction	(0.5)%	(0.5)%	(0.5)%
Low-income housing credits	(0.1)%	(0.1)%	(0.2)%
State tax (benefit), net of federal impact	0.9%	0.8%	0.8%
Uncertain tax position resolution	—%	(0.7)%	0.2%
Other, net	0.7%	0.2%	(0.1)%

Effective tax rates	30.0%	27.7%	26.1%

     The income tax provision (benefit) includes $520,000, $301,000, and $725,000 of income taxes relating to realized securities gains (losses) for the years ended December 31, 2006, 2005 and 2004, respectively.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All dollar amounts presented in the tables are in thousands, except per share data)
Note 14 — Income Taxes — (Continued)
     The significant components of Sterling’s deferred tax assets and liabilities are as follows:

	December 31,
	2006	2005
Deferred tax assets:
Allowance for loan losses	$8,510	$7,601
Employee benefit plans	2,856	2,048
Accrued directors fees	602	615
State net operating loss carryforwards	2,305	1,160
Restructuring charge reserve	133	219
Securities impairment reserve	13	57
Other	512	461

	14,931	12,161
Valuation allowance	(2,305)	(1,160)

	12,626	11,001

Deferred tax liabilities:
Leasing	(11,244)	(11,026)
Premises and equipment	(1,166)	(1,243)
Deferred loan fees	(487)	(334)
Securities accretion and mark to market	(6,884)	(2,324)
Accumulated other comprehensive income	(2,045)	(3,099)
Purchase accounting amortization	(2,126)	(2,006)
Other	(334)	(231)

	(24,286)	(20,263)

Net deferred tax liability	$(11,660)	$(9,262)

     The net deferred tax liability is included in other liabilities. As of December 31, 2006, Sterling has state net operating loss carryforwards of $35.5 million that expire through the year 2026. Management does not believe that these net operating loss carryforwards will be utilized prior to their expiration, and as such, a valuation allowance has been provided for them.
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
     The following outstanding instruments have contract amounts that represent credit risk.

	December 31,
	2006	2005
Commitments to extend credit:
Unused home equity lines of credit	$103,565	$85,803
Other commitments to extend credit	681,194	444,588
Standby letters of credit	93,080	89,865

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All dollar amounts presented in the tables are in thousands, except per share data)
Note 15 — Commitments and Contingent Liabilities — (Continued)
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
Interest rate derivatives
     Sterling enters into derivative transactions principally to manage the risk of price or interest rate movements on the value of certain assets and liabilities and on future cash flows. A summary of the interest rate contracts is as follows:

	December 31, 2006		December 31, 2005
	Notional	Carrying	Notional	Carrying
	Amount	Value	Amount	Value
Interest rate swap agreements:
Pay fixed/receive floating	$25,000	$(2)	$25,000	$(24)
Pay floating/receive fixed	25,000	(810)	25,000	(988)

Interest rate floors purchased	50,000	105	—	—
•	Interest rate swaps have been entered into to hedge the variability in future expected cash flows related to floating rate assets and liabilities.

•	Interest rate floors have been purchased to hedge the variability in future expected cash flows related to floating rate assets in exchange for the payment of a premium when the contract is initiated.
     Gains and losses on derivative instruments reclassified from accumulated other comprehensive income to current-period earnings are included in the line item in which the hedged cash flows are recorded. At December 31, 2006, other comprehensive income included a deferred after-tax unrealized loss of $582,000 versus $657,000 at December 31, 2005.
     A portion of the amount in other comprehensive income was reclassified from other comprehensive income to the appropriate income statement line item as net settlements occur. In addition, the premiums paid for interest rate floors are amortized over the term of the contract and recognized in the appropriate income statement line item. Sterling recognized interest income and interest expense, as follows:

	Years Ended December 31,
	2006	2005	2004
Interest income-commercial loans	$(456)	$(8)	$338
Interest expense-borrowed funds	27	398	870

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All dollar amounts presented in the tables are in thousands, except per share data)
Note 15 — Commitments and Contingent Liabilities — (Continued)
Equity derivatives
A summary of the equity derivatives is as follows:

	December 31, 2006		December 31, 2005
	Shares	Carrying	Shares	Carrying
	Covered	Value	Covered	Value
Written call options	—	$—	—	$—
Purchased put options	50,000	45	30,000	—
•	During 2005 and 2006, Sterling wrote call options on certain equity security holdings (covered calls). Sterling received a premium in exchange for selling the call options. The buyer of the option had the right to purchase a specified number of shares at a future date at an agreed upon price level, or strike price. The options are recorded at fair value (initially the premium received) with the changes in fair value recognized in other non-interest income. At December 31, 2006 and 2005, there were no outstanding options.

•	Sterling has purchased equity put options to protect the company from the risk that the fair value of certain equity security holdings might be adversely impacted by changes in market price. Sterling has the right to sell a specified number of shares through a future date at an agreed upon price level, or strike price. The options are recorded at fair value (initially the premium paid) with the changes in fair value recognized in other non-interest expense.
Sterling recognized non-interest income and non-interest expense related to this activity as follows:

	Years Ended December 31,
	2006	2005	2004
Other non-interest income	$3	$21	$—
Other non-interest expense	9	9	75
Customer Related
     Sterling enters into interest rate contracts (including interest rate caps and interest rate swap agreements) to facilitate customer transactions and meet their financing needs. This portfolio is actively managed and hedged with offsetting contracts, with identical terms, with third-party counterparties. These derivative instruments are not designated as hedge relationships in accordance with Statement No. 133. A summary of the customer related interest rate contracts and offsetting contracts with third-party counterparties is as follows:

	December 31, 2006		December 31, 2005
	Notional	Carrying	Notional	Carrying
	Amount	Value	Amount	Value
Interest rate swap agreements:
Pay fixed/receive floating	$42,288	$(271)	$25,768	$(110)
Pay floating/receive fixed	42,288	271	25,768	110
Interest rate caps written	18,510	(18)	28,201	(40)
Interest rate caps purchased	18,510	18	28,201	40
     Changes in the estimated fair value of customer related contracts and related interest settlements, net of the offsetting counterparty contracts, are recorded in non-interest income. Fees collected from customers for these transactions are recognized over the life of the contract. Fees included in other non-interest income are $54,000 in 2006, $32,000 in 2005 and $14,000 in 2004.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All dollar amounts presented in the tables are in thousands, except per share data)
Note 15 — Commitments and Contingent Liabilities — (Continued)
     Sterling believes it has reduced market risk on its customer related derivative contracts through the offsetting contractual relationships with counterparties. However, if a customer or counterparty fails to perform, credit risk is equal to the extent of the fair value gain in a derivative. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes Sterling, and results in credit risk to Sterling. When the fair value of a credit risk is negative, Sterling owes the customer or counterparty, and therefore, has no credit risk. Sterling minimizes the credit risk in derivative instruments by including derivative credit risk in its credit underwriting procedures, and by entering into transactions with higher quality counterparties that are reviewed periodically by Sterling’s Management.
Note 16 — Stockholders’ Equity and Regulatory Matters
     Sterling maintains a dividend reinvestment and stock purchase plan. Under the plan, shareholders may purchase additional shares of Sterling’s common stock at the prevailing market prices with reinvested dividends and voluntary cash payments. Sterling reserved 2,691,650 shares of Sterling’s common stock to be issued under the dividend reinvestment and stock purchase plan. As of December 31, 2006, 2,074,134 shares were available to be issued under the plan.
     Sterling also maintains a directors’ stock compensation plan (Directors’ Plan). Under the Directors’ Plan, each non-employee director is entitled to receive shares of Sterling’s common stock each July 1. Sterling reserved 125,000 shares of its common stock to be issued under the Directors’ Plan. As of December 31, 2006, 104,092 shares were available to be issued under the plan.
     In May 2003, Sterling’s Board of Directors authorized the repurchase of up to 1,303,365 shares of its common stock. Shares repurchased are held for reissuance in connection with Sterling’s stock compensation plans and for general corporate purposes. During 2006 and 2005, Sterling repurchased 445,000 and 290,075 shares of its common stock, at an average price of $21.00, under this repurchase plan. As of December 31, 2006, 357,353 shares remain authorized for repurchase under the plan.
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
     Quantitative measures established by regulation to ensure capital adequacy require Sterling and its banking subsidiaries to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined) to average assets (as defined in the Regulations). Management believes, as of December 31, 2006 and 2005, that Sterling and each of the banks met all minimum capital adequacy requirements to which they are subject.
     As of December 31, 2006, the most recent notification from the Federal Deposit Insurance Corporation, the banks were categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” institutions must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There have been no conditions or events since the notification that Management believes have changed the banks’ category. Sterling’s and the banks’ actual capital amounts and ratios as of December 31, 2006 and 2005 are also presented in the table.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All dollar amounts presented in the tables are in thousands, except per share data)
Note 16 — Stockholders’ Equity and Regulatory Matters — (Continued)

					Minimum To Be Well
					Capitalized Under
					Prompt Corrective
	Actual		Minimum		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
December 31, 2006
Total capital to risk weighted assets
Sterling (consolidated)	$343,805	12.9%	$212,928	8.0%	$	n/a	n/a
Bank of Lancaster County, N.A	195,070	11.4%	137,219	8.0%		171,524	10.0%
Bank of Hanover and Trust Company	73,936	12.9%	45,754	8.0%		57,193	10.0%
Pennsylvania State Bank	24,545	11.9%	16,458	8.0%		20,572	10.0%
Bay First Bank, N.A	19,106	12.3%	12,383	8.0%		15,479	10.0%
Delaware Sterling Bank and Trust Company	4,382	28.2%	1,245	8.0%		1,556	10.0%
Tier 1 capital to risk weighted assets
Sterling (consolidated)	318,061	11.9%	106,464	4.0%		n/a	n/a
Bank of Lancaster County, N.A	178,877	10.4%	68,609	4.0%		102,914	6.0%
Bank of Hanover and Trust Company	68,380	12.0%	22,877	4.0%		34,316	6.0%
Pennsylvania State Bank	22,350	10.9%	8,229	4.0%		12,343	6.0%
Bay First Bank, N.A	17,699	11.4%	6,192	4.0%		9,287	6.0%
Delaware Sterling Bank and Trust Company	4,300	27.6%	622	4.0%		933	6.0%
Tier 1 capital to average assets
Sterling (consolidated)	318,061	10.3%	123,998	4.0%		n/a	n/a
Bank of Lancaster County, N.A	178,877	9.7%	74,023	4.0%		92,529	5.0%
Bank of Hanover and Trust Company	68,380	8.5%	32,180	4.0%		40,225	5.0%
Pennsylvania State Bank	22,350	8.6%	10,358	4.0%		12,947	5.0%
Bay First Bank, N.A	17,699	9.0%	7,851	4.0%		9,813	5.0%
Delaware Sterling Bank and Trust Company	4,300	12.8%	1,348	4.0%		1,685	5.0%

December 31, 2005
Total capital to risk weighted assets
Sterling (consolidated)	$315,083	13.2%	$191,475	8.0%	$	n/a	n/a
Bank of Lancaster County, N.A	192,072	12.1%	127,499	8.0%		159,374	10.0%
Bank of Hanover and Trust Company	66,254	12.8%	41,403	8.0%		51,753	10.0%
Pennsylvania State Bank	21,969	11.6%	15,108	8.0%		18,885	10.0%
Bay First Bank, N.A	11,200	13.5%	6,652	8.0%		8,315	10.0%
Delaware Sterling Bank and Trust Company	3,876	51.6%	601	8.0%		751	10.0%
Tier 1 capital to risk weighted assets
Sterling (consolidated)	290,818	12.2%	95,737	4.0%		n/a	n/a
Bank of Lancaster County, N.A	175,699	11.0%	63,750	4.0%		95,624	6.0%
Bank of Hanover and Trust Company	61,556	11.9%	20,701	4.0%		31,052	6.0%
Pennsylvania State Bank	20,134	10.7%	7,554	4.0%		11,331	6.0%
Bay First Bank, N.A	10,479	12.6%	3,326	4.0%		4,989	6.0%
Delaware Sterling Bank and Trust Company	3,823	50.9%	300	4.0%		451	6.0%
Tier 1 capital to average assets
Sterling (consolidated)	290,818	10.4%	112,424	4.0%		n/a	n/a
Bank of Lancaster County, N.A	175,699	10.1%	69,924	4.0%		87,405	5.0%
Bank of Hanover and Trust Company	61,556	8.2%	29,940	4.0%		37,425	5.0%
Pennsylvania State Bank	20,134	8.9%	9,057	4.0%		11,321	5.0%
Bay First Bank, N.A	10,479	7.4%	5,683	4.0%		7,104	5.0%
Delaware Sterling Bank and Trust Company	3,823	13.8%	1,110	4.0%		1,388	5.0%

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
     The change in benefit obligation and the change in fair value of plan assets related to other postretirement benefits for each of the years in the two-year period ended December 31, 2006, is as follows:

	Other Post-Retirement
	Benefits
	2006	2005
Change in benefit obligation
Benefit obligation at beginning of year	$2,707	$2,493
Service cost	138	123
Interest cost	143	138
Benefit payments	(59)	(46)
Change in discount rate and plan amendments	(186)	(1)

Benefit obligation at end of year	2,743	2,707

Change in plan assets
Fair value of plan assets at beginning of year	—	—
Return on plan assets	—	—
Employer contributions	59	46
Benefit payments	(59)	(46)

Fair value of plan assets at end of year	—	—

Reconciliation of funded status
Funded status of plans	(2,743)	(2,707)
Unrecognized net transition obligation	—	—
Unrecognized prior service costs	—	(127)
Unrecognized net losses	—	867

Accrued benefit expense	$(2,743)	$(1,967)

     The discount rate used in determining the accrued post retirement benefit expense was 5.75% in 2006 compared to 5.50% in 2005.
     The components of the retirement benefit costs are presented below:

	Years Ended December 31,
	2006	2005	2004
Retirement benefit costs
Service cost	$138	$123	$94
Interest cost	143	138	114
Amortization of transition losses	—	9	9
Amortization of unrecognized prior service cost	(13)	14	14
Actuarial losses	37	21	—

Net retirement benefits costs	$305	$305	$231

     The incremental effect of applying Statement No. 158 on individual line items in the statement of financial position at December 31, 2006 is as follows:

	Before application of		After application of
	Statement No. 158	Reclassifications	Statement No. 158
Other liabilities	$38,992	$344	$39,336
Total liabilities	2,948,906	344	2,949,250
Accumulated other comprehensive income	3,100	(344)	2,756
Total stockholders’ equity	330,929	(344)	330,585

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All dollar amounts presented in the tables are in thousands, except per share data)
Note 17 — Employee Benefit Plans — (Continued)
     Healthcare cost trend rates assumed with respect to other postretirement benefits in measuring the accumulated postretirement benefit were 8.5% at December 31, 2006, grading down 1.0% per year to an ultimate rate of 4.5%. The healthcare cost trend rate assumption has a significant effect on the amounts reported. The following table reflects the effect of a 1.0% point increase and a 1.0% point decrease in the healthcare cost trend rates.

	1% Point Increase	1% Point Decrease
Effect on total of service and interest cost components	$37	$(32)
Effect on postretirement benefit obligation	256	(225)
     The measurement date for the post retirement benefits is September 30th of each year. Sterling estimates contributions to be paid into to the postretirement benefit plan for 2007 to be approximately $305,000.
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
     Under the performance incentive feature of the plan, additional contributions are made to participant accounts for each plan year in an amount determined by the Board of Directors based on achieving certain performance objectives. The performance incentive feature is paid entirely in Sterling common stock. Total expense for the performance incentive feature and employer contributions were $2.3 million, $2.2 million and $1.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.
     The number of Sterling shares owned at December 31, 2006, in the Sterling Financial 401(k) Retirement Plan totaled 1.4 million shares with an approximate market value of $33.5 million. Dividends totaling approximately $836,000 for the year ended December 31, 2006 were reinvested in additional shares of Sterling common stock.
     Sterling’s affiliates have non-qualified supplemental retirement and deferred compensation contracts with certain directors and key employees to provide these individuals with a mechanism to defer a portion of their compensation, provide additional retirement benefits or to provide their beneficiary a benefit in the event of pre-retirement death. At December 31, 2006 and 2005, the present value of the future liability was $6.9 million and $5.6 million, respectively. Sterling has funded these plans through the purchase of life insurance policies, which have an aggregate cash surrender value of $11.1 million and $8.5 million at December 31, 2006 and 2005, respectively. For the years ended December 31, 2006, 2005 and 2004, $405,000, $366,000 and $476,000, respectively, were charged to expense in connection with these plans.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All dollar amounts presented in the tables are in thousands, except per share data)
Note 18 — Stock Compensation
     Sterling has an omnibus stock incentive plan (the 1996 Stock Incentive Plan) under which incentive and non-qualified stock options, stock appreciation rights, or restricted stock may be issued. Only incentive and non-qualified stock options have been issued under the plan. The options were granted periodically to key employees at a price not less than the fair value of the shares at the date of grant, and have a term of ten years. On November 19, 2006 the 1996 Stock Incentive Plan expired.
     In May 2006, Sterling’s shareholders approved an omnibus stock incentive plan (the 2006 Equity Compensation Plan) under which incentive and non-qualified stock options, stock appreciation rights, or restricted stock may be issued. As of December, 31, 2006 no stock options, stock appreciation rights, or restricted stock have been issued under this plan. As of December 31, 2006, Sterling had 2.5 million shares of common stock reserved for issuance under the 2006 Equity Compensation Plan.
     Prior to January 1, 2006, Sterling accounted for the 1996 Stock Incentive Plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion No. 25) and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-based Compensation (Statement No. 123). No stock-based employee compensation was recognized in the Consolidated Statement of Income for the years ended 2004 and 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.
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
     As a result of adopting Statement No. 123(R) on January 1, 2006, Sterling’s income before income taxes and net income from continuing operations were $412,000 and $405,000 lower, for the year ended December 31, 2006 than if Sterling had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share from continuing operations for 2006 were both $0.014 lower than if Sterling had continued to account for share-based compensation under APB Opinion No. 25.
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
     As a result of the acceleration of the vesting of the 2003, 2004 and 2005 stock options, Sterling recognized approximately $113,000 in compensation expense during the fourth quarter of 2005. and will not be required to recognize anticipated compensation expense relating to stock options, net of taxes, totaling approximately $1.5 million in 2006, $872,000 in 2007 and $319,000 in 2008.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All dollar amounts presented in the tables are in thousands, except per share data)
Note 18 — Stock Compensation — (Continued)
     The following table illustrates the effect on net income and earnings per share if Sterling had applied the fair value recognition provisions of Statement No. 123, to share-based employee compensation. In addition, the proforma stock based compensation expense was adjusted by the amount actually expensed in 2005 as a result of the acceleration of vesting in 2005.

	2005	2004
Net income:
As reported	$39,267	$33,329
Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(4,302)	(1,561)

Proforma	$34,965	$31,768

Basic earnings per share:
As reported	$1.36	$1.22
Proforma	1.21	1.17

Diluted earnings per share:
As reported	$1.34	$1.21
Proforma	1.19	1.15
     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the following table. Because the Black-Scholes option valuation model incorporates ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on historic volatilities on Sterling’s stock, and other factors. Sterling uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is based on the simplified formula allowed by the SEC’s Staff Accounting Bulletin No. 107 and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Years Ended December 31,
	2006	2005	2004
Dividend yield	2.70%	2.59%	2.70%
Risk-free interest rate	5.00%	3.94%	3.53%
Expected life (in years)	6	7	7
Expected volatility	34.0%	35.7%	39.2%

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All dollar amounts presented in the tables are in thousands, except per share data)
Note 18 — Stock Compensation — (Continued)
     A summary of option activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value

Outstanding at January 1, 2006	1,688,788	$15.77		$
Granted	256,000	20.78
Options assumed in acquisition	70,194	9.24
Exercised	(472,436)	14.27			3,724,000
Forfeited and expired	(13,215)	20.15

Outstanding at December 31, 2006	1,529,331	16.37	6.6 years		9,730,000

Exercisable at December 31, 2006	1,279,331	15.94	6.0 years		9,007,000

Outstanding at January 1, 2005	1,541,787	$13.92		$
Granted	367,688	20.94
Exercised	(208,792)	11.12			2,141,000
Forfeited and expired	(11,895)	18.17

Outstanding at December 31, 2005	1,688,788	15.77	6.7 years		7,226,000

Exercisable at December 31, 2005	1,688,788	15.77	6.7 years		7,214,000

Outstanding at January 1, 2004	1,224,650	$12.75		$
Granted	328,517	18.98
Options assumed in acquisition	193,647	9.65
Exercised	(194,909)	10.81			1,809,000
Forfeited and expired	(10,118)	14.52

Outstanding at December 31, 2004	1,541,787	13.92	6.9 years		12,268,000

Exercisable at December 31, 2004	892,690	12.14	5.7 years		7,587,000

     The weighted-average grant date fair value of options granted during 2006, 2005 and 2004 was $6.51, $6.86, and $6.49, respectively. All of the shares granted in 2006 were non-vested at December 31, 2006.
     As of December 31, 2006, there was $1.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized on a straight-line basis over the three year vesting period.
     Sterling received $6.7 million of cash from stock option exercises for the year ended December 31, 2006. All stock option transactions are settled through a third party registered broker and, therefore no cash is disbursed by Sterling.
     Sterling historically satisfies share option exercises by repurchasing shares on the open market. In May 2003, the Board of Directors authorized 1,303,365 shares to be repurchased. As of December 31, 2006, 946,012 shares had been repurchased since inception. For the year ended December 31, 2006, Sterling repurchased 445,000 shares.

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All dollar amounts presented in the tables are in thousands, except per share data)
Note 19 — Related Party Transactions
     Certain directors and officers of Sterling Financial Corporation and its subsidiaries, their immediate families and companies in which they are principal owners (more than 10%), were indebted to the subsidiary banks during 2006 and 2005. All loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, in the opinion of the Management of the banks, do not involve more than a normal risk of collectibility or present other unfavorable features. Total loans to these persons at December 31, 2006 and 2005 amounted to $14.7 million and $14.2 million, respectively. During 2006, $3.3 million of new loans were made and repayments totaled $2.8 million. Unfunded commitments to these persons at December 31, 2006 and 2005 totaled $9.1 million and $4.5 million, respectively.
     In December 2006, Sterling sold Corporate Healthcare Strategies, LLC and Professional Services Group to David K. Stoudt, the former president of the Sterling affiliate. See Note 2, Acquisitions and Divestitures, for further discussion.
Note 20 — Restrictions on Dividends, Loans and Advances
     Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made to Sterling by its subsidiary banks. The amount of dividends that may be paid from the subsidiary banks to Sterling totaled $71.3 million at December 31, 2006. However, dividends paid by the subsidiary banks would be prohibited if the effect thereof would cause the banks’ capital to be reduced below applicable minimum capital requirements.
     Under current Federal Reserve regulations, the subsidiary banks are limited to the amounts they may loan to their affiliates, including Sterling. Covered transactions, including loans, with a single affiliate, may not exceed 10%, and the aggregate of all covered transactions with all affiliates may not exceed 20%, of each bank subsidiary’s capital and surplus (as defined by regulation). At December 31, 2006, the maximum amount available for loans to Sterling totaled $31.7 million.
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
Note 21 — Fair Value of Financial Instruments – (Continued)
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
     Long-term debt and subordinated notes payable: The fair values of Sterling’s long-term debt and subordinated notes payable are estimated using discounted cash flow analyses based on current borrowing rates for similar types of borrowing arrangements.
     Accrued interest: The carrying amounts of accrued interest approximate fair value.
     Derivative assets and liabilities: The fair values for derivative instruments are based on cash flow projection models obtained from third parties.
     Off-balance sheet instruments: Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair values of off-balance sheet instruments are not significant at December 31, 2006 and 2005.
     The estimated fair values and related carrying or notional amounts of Sterling’s financial instruments are as follows:

	December 31,
	2006		2005
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$147,489	$147,489	$109,712	$109,712
Interest-bearing deposits in banks	6,339	6,339	5,690	5,690
Short-term investments	3,119	3,119	2,156	2,156
Mortgage loans held for sale	4,136	4,136	3,200	3,200
Securities held-to-maturity	21,530	21,644	28,891	29,169
Securities available-for-sale	460,016	460,016	455,117	455,117
Loans, net	2,209,058	2,190,270	1,959,606	1,941,242
Accrued interest receivable	13,979	13,979	12,304	12,304
Mortgage servicing rights	3,177	5,948	3,011	5,974
Derivative assets	1,164	1,164	707	707

Financial Liabilities:
Deposits	$2,615,912	$2,622,316	$2,226,287	$2,230,485
Short-term borrowings	78,833	78,833	140,573	140,573
Long-term debt	117,207	118,418	168,642	130,345
Subordinated notes payable	87,630	89,629	87,630	89,653
Accrued interest payable	10,332	10,332	8,821	8,821
Derivative liabilities	1,826	1,826	1,719	1,719

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All dollar amounts presented in the tables are in thousands, except per share data)
Note 22 – Condensed Financial Statements of Parent Company
     Financial information pertaining only to Sterling Financial Corporation is as follows:

	December 31,
	2006	2005
Balance Sheets
Assets
Cash and cash equivalents	$18,423	$10,094
Securities available-for-sale	1,952	2,412
Investment in:
Bank subsidiaries	363,360	328,962
Nonbank subsidiaries	31,821	43,727
Due from affiliates	225	30
Other assets	21,451	13,992

Total assets	$437,232	$399,217

Liabilities
Short-term borrowings	$5,000	$—
Long-term debt	—	5,000
Subordinated notes payable	87,630	87,630
Other liabilities	14,017	8,501

Total liabilities	106,647	101,131

Stockholders’ equity	330,585	298,086

Total liabilities and stockholders’ equity	$437,232	$399,217

	Years Ended December 31,
	2006	2005	2004
Statements of Income
Income:
Dividends from banking subsidiaries	$35,037	$18,250	$17,440
Dividends from nonbanking subsidiaries	5,558	2,809	6,255
Dividends on securities available-for-sale	56	54	60
Gains on securities available-for-sale	249	118	167
Management fees from subsidiaries	31,323	28,322	23,685
Other	473	413	169

Total income	72,696	49,966	47,776

Expenses:
Interest expense	6,154	5,676	3,485
Operating expenses	35,525	32,260	26,683

Total expense	41,679	37,936	30,168

Income before income taxes and equity in undistributed net income of subsidiaries	31,017	12,030	17,608
Income tax expense (benefit)	(3,289)	(3,421)	(2,334)

	34,306	15,451	19,942
Equity in undistributed income of:
Banking subsidiaries	10,863	25,362	16,770
Nonbanking subsidiaries	(3,587)	(1,756)	(3,657)

Income from continuing operations	41,582	39,057	33,055
Undistributed earnings from discontinued operations	(5,130)	210	274

Net Income	$36,452	$39,267	$33,329

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All dollar amounts presented in the tables are in thousands, except per share data)
Note 22 – Condensed Financial Statements of Parent Company – (Continued)

	Years Ended December 31,
	2006	2005	2004
Statements of Cash Flows
Cash flows from operating activities:
Income from continuing operations	$41,582	$39,057	$33,055
Income from discontinued operations	(5,130)	210	274
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,952	1,126	751
Equity in undistributed net income of subsidiaries	(2,143)	(23,816)	(13,385)
Gains on securities available-for-sale	(249)	(118)	(167)
Non-cash compensation cost	412	—	—
Decrease (increase) in other assets	(3,852)	2,800	(10,015)
Increase in other liabilities	3,276	2,583	1,818
Other	194	—	—

Net cash provided by operating activities	36,042	21,842	12,331

Cash flows investing activities:
Purchases of securities available-for-sale	(276)	—	—
Proceeds from sales and maturities of securities available-for-sale	610	367	311
Investment in and advances to banking subsidiaries	(11,266)	(1,966)	(15,438)
Investment in nonbanking subsidiaries	4,699	(1,217)	(8,708)
Purchase of premises and equipment	(2,684)	(2,649)	(1,267)

Net cash used in investing activities	(8,917)	(5,465)	(25,102)

Cash flows from financing activities:
Proceeds from subordinated note from subsidiary	—	15,464	15,464
Net increase in short-term borrowings	5,000	—	—
Proceeds from long-term debt	—	—	5,000
Repayment of long-term debt	(5,000)	(5,337)	(1,332)
Proceeds from issuance of common stock	197	138	482
Cash dividends on common stock	(16,512)	(15,289)	(13,206)
Cash paid in lieu of fractional shares	—	(31)	(33)
Purchases of treasury stock	(9,341)	(6,092)	(1,707)
Proceeds from issuance of treasury stock	6,860	2,477	1,857

Net cash provided by (used in) financing activities	(18,796)	(8,670)	6,525

Increase (decrease) in cash	8,329	7,707	(6,246)
Cash:
Beginning of year	10,094	2,387	8,633

End of year	$18,423	$10,094	$2,387

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All dollar amounts presented in the tables are in thousands, except per share data)
Note 23 – Segment Reporting
     Sterling operates four major lines of business: Community Banking and Related Services; Leasing; Commercial Finance; and Trust and Investment Services.
     Information about reportable segments and reconciliation of such information to the consolidated financial statements follows:

	Community
	Banking &			Trust and
	Related		Commercial	Investment		Inter-Segment	Consolidated
	Services	Leasing	Finance	Services	Other	Elimination	Totals
Year ended December 31, 2006
Interest and dividend income	$171,396	$16,181	$44,331	$91	$133	$(26,591)	$205,541
Interest expense	74,314	13,362	16,257	—	6,154	(26,591)	83,496
Provision for loan losses	3,728	985	458	—	—	—	5,171
Non-interest income	18,766	34,449	1,914	13,184	987	(145)	69,155
Non-interest expenses	76,551	32,621	2,940	10,472	4,201	(145)	126,640
Income before income taxes	35,569	3,662	26,590	2,803	(9,235)	—	59,389
Income tax expenses	8,948	1,347	9,732	1,069	(3,289)	—	17,807
Net income from continued operations	26,621	2,315	16,858	1,734	(5,946)	—	41,582
Discontinued operations	—	—	—	—	(5,130)	—	(5,130)
Net income	26,621	2,315	16,858	1,734	(11,076)	—	36,452
Assets	3,091,435	317,194	303,698	30,177	21,313	(483,982)	3,279,835

Year ended December 31, 2005
Interest and dividend income	$141,001	$12,923	$35,511	$61	$285	$(17,603)	$172,178
Interest expense	49,486	9,936	10,403	7	5,676	(17,603)	57,905
Provision for loan losses	3,615	638	130	—	—	—	4,383
Non-interest income	17,163	29,416	1,419	12,405	601	(54)	60,950
Non-interest expenses	70,679	28,627	2,947	10,689	3,938	(54)	116,826
Income before income taxes	34,384	3,138	23,450	1,770	(8,728)	—	54,014
Income tax expenses	8,027	1,239	8,402	710	(3,421)	—	14,957
Net income from continued operations	26,357	1,899	15,048	1,060	(5,307)	—	39,057
Discontinued operations	—	—	—	—	210	—	210
Net income	26,357	1,899	15,048	1,060	(5,097)	—	39,267
Assets	2,789,391	291,583	253,753	23,624	36,408	(429,022)	2,965,737

Year ended December 31, 2004
Interest and dividend income	$110,610	$10,876	$27,677	$32	$60	$(11,574)	$137,681
Interest expense	34,506	7,867	5,948	8	3,485	(11,574)	40,240
Provision for loan losses	2,381	1,422	635	—	—	—	4,438
Non-interest income	14,967	26,725	320	12,409	542	—	54,963
Non-interest expenses	60,660	26,255	2,684	10,630	2,998	—	103,227
Income before income taxes	28,030	2,057	18,730	1,803	(5,881)	—	44,739
Income tax expenses	5,719	824	6,766	709	(2,334)	—	11,684
Net income from continued operations	22,311	1,233	11,964	1,094	(3,547)	—	33,055
Discontinued operations	—	—	—	—	274	—	274
Net income	22,311	1,233	11,964	1,094	(3,273)	—	33,329
Assets	2,571,883	241,304	210,690	22,622	43,210	(346,947)	2,742,762
     In December 2006, Sterling divested of Corporate Healthcare Strategies, LLC, Professional Services Group, and various insurance assets of Lancaster Insurance Group, LLC. As a result of the divestiture of the three related lines of business, Sterling’s insurance activities no longer meet the criteria as a reportable segment. Therefore, we have eliminated the Insurance Related Services as a reportable segment. Additionally, Sterling’s parent company results have been reclassified from the Community Banking and Related Services segment into the Other segment. Management believes this reclassification adds greater clarity to the Community Banking and Related Services segment results. The years ended December 31, 2005 and 2004 have been restated to conform to the 2006 presentation format.
     The Community Banking and Related Services segment provides financial services to consumers, businesses, financial institutions and governmental units in southern Pennsylvania, northern Maryland and northern Delaware. These services include providing various types of loans to customers, accepting deposits, mortgage banking and other traditional banking services. Major revenue sources include net interest income and service fees on deposit accounts. Expenses include personnel and branch support

STERLING FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All dollar amounts presented in the tables are in thousands, except per share data)
Note 23 – Segment Reporting – (Continued)
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
     Other is comprised of unallocated parent company income and expense and discontinued operations.
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
Item 9A – Controls and Procedures
     Sterling’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have concluded that the corporation’s disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of the end of the period covered by this Report, were effective as of such date at the reasonable assurance level as discussed below to ensure that information required to be disclosed by Sterling in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to Sterling’s Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
     The CEO and CFO have evaluated the changes to Sterling’s internal controls over financial reporting that occurred during Sterling’s fiscal year ended December 31, 2006, as required by paragraph (d) Rules 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no changes that materially affected, or are reasonably likely to materially affect, Sterling’s internal controls over financial reporting.
Item 9B – Other Information
     Not applicable.

Part III
Item 10 – Directors, Executive Officers and Corporate Governance
     The information required by this Item is incorporated by reference to Sterling’s definitive proxy statement for the 2007 Annual Meeting of Shareholders, under the headings “Election of Directors”, “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance”, “Board of Directors and Board Committees”.
Item 11 – Executive Compensation
     The information required by this Item is incorporated by reference to Sterling’s definitive proxy statement for the 2007 Annual Meeting of Shareholders, under the headings “Compensation Discussion and Analysis”, “Executive Compensation”, ”Board of Directors and Board Committees”, “Compensation Committee Interlocks and Insider Participation”, “Management Development and Compensation Committee Report”.
Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this Item is incorporated by reference to Sterling’s definitive proxy statement for the 2007 Annual Meeting of Shareholders, under the headings “Securities Authorized for Issuance Under Equity Compensation Plans”, and “Stock Ownership”.
Item 13 – Certain Relationships and Related Transactions, and Director Independence
     The information required by this Item is incorporated by reference to Sterling’s definitive proxy statement for the 2007 Annual Meeting of Shareholders, under the heading “Certain Relationships and Related Transactions”, “Corporate Governance” and Note 19 to the Consolidated Financial Statements contained in this Form 10-K.
Item 14 – Principal Accountant Fees and Services
     The information required by this Item is incorporated by reference to Sterling’s definitive proxy statement for the 2007 Annual Meeting of Shareholders, under the headings “Audit and Non-Audit Fees”, and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services”.

Part IV
Item 15 – Exhibits and Financial Statement Schedules
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

(b)	Exhibits – the following is a list of Exhibits required by Item 601 of Regulation S-K and are incorporated herein by reference are attached to this Annual Report.
3(i)	Amended Articles of Incorporation. (Incorporated by reference to Exhibit 3(i) to Registrant’s Current Report on Form 8-K, dated April 30, 2002, filed with the Commission on May 15, 2002.)

3(ii)	Amended Bylaws. (Incorporated by reference to Exhibit 3(ii) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed with the Commission on May 10, 2005.)

10.1	Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to Registration Statement No. 33-55131 on Form S-3, filed with the Commission on August 18, 1994, and as amended by Registrant’s Rule 424 (b) prospectus, filed with the Commission on December 23, 1998 by Amendment No. 1, filed with the Commission on January 16, 2001 and by Registration Statement No. 33-55131 on Form S-3/A, filed with the Commission on June 26, 2003.)

10.2	Stock Disposition Agreement, dated September 6, 2001, by and between Howard E. Groff, Sr., and Sterling Financial Corporation. (Incorporated by reference to Exhibit 99.1 in Registrant’s Current Report on Form 8-K, dated September 6, 2001, and filed with the Commission on September 26, 2001.)

10.3	2005 Directors Stock Compensation Plan and Policy. (Incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement No. 333-126258 on Form S-8, filed with the Commission on June 30, 2005.)

10.4	Supplemental Executive Retirement Agreement, dated April 22, 2002, between Sterling Financial Corporation and John E. Stefan. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated April 30, 2002, filed with the Commission on May 15, 2002.)

10.5	Employment Agreement, dated December 18, 2001, between Sterling Financial Corporation, Bank of Lancaster County, N.A. and J. Roger Moyer, Jr. (Incorporated by reference to Exhibit 10.6 to Registrant’s Statement No. 333-75650 on Form S-4, filed with the Commission on January 16, 2002.)

10.6	Employment Agreement, dated as of February 28, 2002, between Sterling Financial Corporation, Bank of Lancaster County, N.A. and J. Bradley Scovill. (Incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on March 27, 2002.) Amended by the Waiver of Rights Under and Amendment to Employment Agreement, dated April 25, 2005, between Sterling Financial Corporation, Bank of Lancaster County, N.A. and J. Bradley Scovill. (Incorporated by reference to Exhibit 10.9 to Registrant’s Current Report on Form 8-K, dated April 25, 2005, filed with the Commission on April 25, 2005.)

10.7	Change in Control Agreement, dated as of July 27, 2000, between Sterling Financial Corporation, Bank of Hanover, and Chad M. Clabaugh (Incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K, dated December 31, 2002, and filed with the Commission on March 27, 2003.)

10.8	Amendment to Employment Agreement, dated December 1, 2006, between Sterling Financial Corporation, and Thomas J. Sposito, II. (Incorporated by reference to Exhibit 10.8 to Registrant’s Current Report on Form 8-K, dated November 30, 2006, and filed with the Commission on December 5, 2006.)

10.9	Employment Agreement dated May 16, 2005, between Registrant and Tito L. Lima. (Incorporated by reference to Exhibit 10.12 to Registrant’s Current Report on Form 8-K, as amended, filed with the Commission on May 19, 2005.)

10.10	2006 Equity Compensation Plan (Incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement No. 333-138382 on Form S-8, filed with the Commission on November 2, 2006.)

11	Statement re: Computation of per Share Earnings – See Note 1, Summary of Significant Accounting Policies, included in this Annual Report on Form 10-K.

14	Code of Ethics (Incorporated by reference to Exhibit 14.1 to Registrant’s Current Report on Form 8-K, dated February 28, 2006, and filed with the Commission on February 28, 2006.

21	Subsidiaries of the Registrant

23	Consent of Ernst & Young LLP

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	—Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to 906 of the Sarbanes-Oxley Act of 2002
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

STERLING FINANCIAL CORPORATION
By:	/s/ J. Roger Moyer, Jr.
J. Roger Moyer, Jr.
President and Chief Executive Officer

Signature	Title	Date

/s/ GLENN R. WALZ	Chairman of the Board	March 15, 2007
(Glenn R. Walz)

/s/ J. Roger Moyer, Jr.	President and Chief Executive Officer, Director	March 15, 2007
(J. Roger Moyer, Jr.)

/s/ TITO L. LIMA	Chief Financial Officer and Treasurer	March 15, 2007
(Tito L. Lima)

/s/ DOROTHY R. GALLAGHER	Chief Accounting Officer	March 15, 2007
(Dorothy R. Gallagher)

/s/ Richard H. Albright, Jr.	Director	March 15, 2007
(Richard H. Albright, Jr.)

/s/ Michael A. Carenzo	Director	March 15, 2007
(Michael A. Carenzo)

/s/ Anthony d. chivinski	Director	March 15, 2007
(Anthony D. Chivinski)

/s/ Howard E. Groff, Jr.	Director	March 15, 2007
(Howard E. Groff, Jr.)

/s/ Joan R. Henderson	Director	March 15, 2007
(Joan R. Henderson)

/s/ Terrence L. Hormel	Director	March 15, 2007
(Terrence L. Hormel)

/s/ David E. Hosler	Director	March 15, 2007
(David E. Hosler)

/s/ william e. miller, jr.	Director	March 15, 2007
(William E. Miller Jr.)

/s/ w. Garth Sprecher	Director	March 15, 2007
(W. Garth Sprecher)

/s/ John E. Stefan	Director	March 15, 2007
(John E. Stefan)